Form 10-Q
period 1995-03-31
PAXSON COMMUNICATIONS CORP
filed 1995-05-15
CIK 923877

                                  FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 31, 1995
                                       --------------------------

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -----------

         Commission File Number 1-13452

                       PAXSON COMMUNICATIONS CORP.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                     DELAWARE                              59-3212788
         -------------------------------             ----------------------
         (State or other jurisdiction of                 (IRS Employer
          incorporation or organization)               Identification No.)

         18401 U.S. HIGHWAY 19, N.
            CLEARWATER, FLORIDA                              34624
         ------------------------                    ----------------------
         (Address of principal executive offices)          (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 536-2211
                                                             --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X       NO
                                    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common and preferred stock, as of April 18, 1994:

       CLASS OF STOCK                                   NUMBER OF SHARES
- - - - ----------------------------                       --------------------------
COMMON STOCK-CLASS A, $0.001
PAR VALUE PER SHARE.      ---------------------            26,137,328
COMMON STOCK-CLASS B, $0.001
PAR VALUE PER SHARE.      ---------------------             8,311,640
REDEEMABLE CUMULATIVE SENIOR
PREFERRED STOCK, $0.001 PAR VALUE     ---------                 2,000
REDEEMABLE CUMULATIVE SERIES B
PREFERRED STOCK, $0.001 PAR VALUE     ---------               714.286
REDEEMABLE CUMULATIVE JUNIOR
PREFERRED STOCK, $0.001 PAR VALUE     ---------                33,000

PAXSON COMMUNICATIONS CORP.

INDEX
- - - - -----------------------------------------------------------------------------------------
                                                                                     Page
                                                                                     ----
Part I -         Financial Information

         Item 1.    Financial Statements
                    --------------------

                    Consolidated Balance Sheets
                    March 31, 1995 and December 31, 1994                             3-4

                    Consolidated Statements of Operations
                    Three Months Ended March 31, 1995
                    and March 31, 1994                                               5

                    Consolidated Statements of Changes in
                    Common Stockholders' Equity                                      6

                    Consolidated Statements of Cash Flow
                    Three Months Ended March 31, 1995
                    and March 31, 1994                                               7-8

                    Notes to Consolidated Financial Statements                       9

         Item 2.    Management's Discussion and Analysis of
                    ---------------------------------------
                    Financial Condition and Results of Operations                    10-15
                    ---------------------------------------------

Part II -          Other Information

         Item 1.    Legal Proceedings                                                16
                    -----------------

         Item 2.    Changes in Securities                                            16
                    ---------------------

         Item 3.    Defaults upon Senior Securities                                  16
                    -------------------------------

         Item 4.    Submission of Matters to a Vote of
                    ----------------------------------
                    Security Holders                                                 16
                    ----------------

         Item 5.    Other Information                                                16
                    -----------------

         Item 6.    Exhibits and Reports on Form 8-K                                 16
                    --------------------------------

         Signatures                                                                  17



PAXSON COMMUNICATIONS CORP.

Consolidated Balance Sheets
- - - - ------------------------------------------------------------------------------

                                                 March 31,      December 31,
                                                   1995            1994
ASSETS                                         (Unaudited)
Current assets:
  Cash and cash equivalents                    $ 3,442,238     $ 21,571,658
  Accounts receivable, less allowance
   for doubtful accounts of $716,349 and
   $556,950 respectively                        12,975,050       13,569,198
  Related party note receivable                  1,750,000        1,750,000
  Prepaid expenses and other current assets      1,893,431        1,579,954
  Current deferred income taxes                    194,940          194,940
  Current program rights                         1,243,746        1,980,000
                                                ----------      -----------
      Total current assets                      21,499,405       40,645,750

Property and equipment, net                     57,061,102       45,350,430
Intangible assets, net                          63,026,497       53,350,967
Other assets, net                               12,711,994       13,078,346
Program rights, net                                630,000          244,888
                                                ----------      -----------

      Total assets                            $154,928,998     $152,670,381
                                              ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities    $  4,844,419     $  5,123,691
  Current portion of program rights payable        985,259          986,562
  Current portion of long-term debt              9,282,202        6,393,415
                                              ------------     ------------

      Total current liabilities                 15,111,880       12,503,668

Program rights payable                             453,461          562,770
Long-term debt                                  79,407,608       76,013,542
Deferred income taxes                            1,154,940        1,474,940
Minority interest                                1,155,944        1,217,314





          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.




PAXSON COMMUNICATIONS CORP.

Consolidated Statements of Operations (continued)
- - - - ---------------------------------------------------------------------------
Redeemable Cumulative Compounding Senior
 preferred stock, $0.001 par value; 15%
 dividend rate per annum, 2,000 shares
 authorized, issued and outstanding             14,667,771       14,060,054
Redeemable Class A & B common stock warrants     1,881,952        1,735,979
Redeemable Cumulative Compounding Series B
 preferred stock, $0.001 par value; 15%
 dividend rate per annum, 714.286 shares
 authorized, issued and outstanding              1,536,589        1,274,671
Redeemable Cumulative Compounding Junior
 preferred stock, $0.001 par value; 12%
 dividend rate per annum, 33,000 shares
 authorized, issued and outstanding             27,983,397       26,808,053

Class A common stock, $0.001 par value; one
 vote per share; 150,000,000 shares authorized,
 26,042,561 shares issued and outstanding           26,042           26,042
Class B common stock, $0.001 par value; ten
 votes per share, 30,000,000 shares authorized,
 8,311,640 shares issued and outstanding             8,312            8,312
Class C common stock, $0.0001 par value; non-
 voting; 12,500,000 shares authorized, 0 shares
 issued and outstanding                                  -                -
Class C common stock warrants                    5,338,952        5,338,952
Stock subscription notes receivable                (77,666)         (77,666)
Additional paid-in capital                      20,647,647       20,647,647
Accumulated deficit                            (14,367,831)      (8,923,897)
Commitments and contingencies                 ------------     ------------

Total liabilities and stockholders' equity    $154,928,998     $152,670,381
                                              ============     ============





          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.



PAXSON COMMUNICATIONS CORP.

Consolidated Statements of Operations (continued)
- - - - ------------------------------------------------------------------------------------

                                                            For the Three Months
                                                               Ended March 31,
                                                          1995              1994
                                                                (Unaudited)
Revenue:
  Local and national advertising                      $18,483,224        $ 8,541,309
  Retail and other                                      1,490,966            437,288
  Trade                                                   645,513            386,561
                                                      -----------        -----------
       Total revenue                                   20,619,703          9,365,158

Operating expenses:
  Direct                                                5,634,155          2,879,892
  Programming                                           3,126,804          1,399,278
  Sales and promotion                                   2,179,513          1,182,799
  Technical                                               979,206            383,533
  General and administrative                            4,657,850          1,983,353
  Trade                                                   471,541            495,479
  Time brokerage agreement fees                           239,048                  -
  Sports rights fees                                    1,041,582                  -
  Program rights amortization                             351,835                  -
  Depreciation and amortization                         3,784,629          2,410,146
                                                      -----------        -----------
Total operating expenses                               22,466,163         10,734,480
                                                      -----------        -----------

Loss from operations                                   (1,846,460)        (1,369,322)

Other income (expense):
Interest expense, net                                  (1,794,159)          (618,274)
Other income, net                                          67,635            188,971
                                                      -----------        -----------

Loss before income tax benefit                         (3,572,984)        (1,798,625)

Income tax benefit                                        320,000                 -
                                                      -----------        -----------

Net loss                                               (3,252,984)        (1,798,625)

Dividends and accretion on preferred stock
  and common stock warrants                            (2,190,952)          (783,804)
                                                      -----------        -----------

Net loss attributable to common stock and
  common stock equivalents                            $(5,443,936)       $(2,582,429)
                                                      ===========        ===========

Pro forma net loss per share                          $      (.09)       $      (.06)

Dividends and accretion on preferred stock
  and common stock warrants per share                        (.07)              (.02)
                                                      -----------        -----------

Pro forma net loss attributable to common
  stock and common stock equivalents per share        $      (.16)       $      (.08)
                                                      ===========        ===========

Pro forma weighted average shares outstanding
  primary & fully diluted                              34,354,201         31,581,948
                                                      ===========        ===========



          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.


PAXSON COMMUNICATIONS CORP.

Consolidated Statements of Changes in Common Stockholders' Equity
- - - - ---------------------------------------------------------------------------------------------------------------------------------


                                                                            Class C         Stock
                                           Common Stock                      Common     Subscription   Additional
                                  -----------------------------     Common    Stock        Notes        Paid-in     Accumulated
                                  Class A    Class B    Class C      Stock   Warrants    Receivable     Capital       Deficit
BALANCE AT DECEMBER 31, 1993                                        $   1                             $16,895,623   $   (776,367)
RECAPITALIZATION OF
  COMMON STOCK                    $ 15,791   $ 5,264                   (1)                                (21,054)
STOCK ISSUED FOR
  ANG ACQUISITION                    1,570       277                                       $(77,666)    3,784,530
NET PROCEEDS FORM ISSUANCE OF
  COMMON STOCK WARRANTS                                                      $ 5,338,952
DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK                                                                                                     (2,216,137)
ACCRETION ON REDEEMABLE
  SECURITIES                                                                                                          (1,169,319)
NET LOSS                                                                                                              (4,762,074)
STOCK DIVIDEND                       8,681     2,771                                                      (11,452)
                                  --------   -------   -------    -------    -----------  ---------   -----------    -----------

BALANCE AT DECEMBER 31, 1994        26,042     8,312         0          0      5,338,952    (77,666)   20,647,647     (8,923,897)

DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK(UNAUDITED)                                                                                          (1,729,917)
ACCRETION ON REDEEMABLE
  SECURITIES (UNAUDITED)                                                                                                (461,033)
NET LOSS (UNAUDITED)                                                                                                  (3,252,984)
                                  --------   -------   -------    -------    -----------  ---------   -----------   ------------
BALANCE AT MARCH 31, 1995
  (UNAUDITED)                     $ 26,042   $ 8,312   $     0    $     0    $ 5,338,952  $ (77,666)  $20,647,647   $(14,367,831)
                                  ========   =======   =======    =======    ===========  =========   ===========   ============





          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.


PAXSON COMMUNICATIONS CORP.

Consolidated Statements of Cash Flows
- - - - -------------------------------------------------------------------------------------------------

                                                                         For the Three Months
                                                                            Ended March 31,
                                                                        1995              1994
                                                                             (Unaudited)
Cash flows from operating activities:
  Net loss                                                          $ (3,252,984)     $(1,798,625)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                        3,784,629        2,410,146
  Program rights amortization                                            351,835                -
  Provision for doubtful accounts                                        143,257           89,910
  Income tax benefit                                                    (320,000)
  Minority interest in net loss                                          (61,370)         (86,667)
  Decrease (increase) in accounts receivable                             450,891         (421,938)
  Decrease (increase) in prepaid expenses and
   other current assets                                                 (313,477)           9,564
  Increase in intangible assets                                         (316,027)               -
  Decrease (increase) in other assets                                   (300,213)        (183,471)
  Increase (decrease) in accounts payable and
   accrued liabilities                                                  (279,273)         362,104
                                                                    ------------      -----------

  Net cash provided by (used in) operating
      activities                                                        (112,732)         381,023
                                                                    ------------      -----------

Cash flows from investing activities:
  Acquisitions of broadcasting properties                            (18,211,875)      (3,000,000)
  Deposits on broadcasting properties                                   (900,000)      (1,100,000)
  Purchases of property and equipment                                 (5,079,492)        (585,128)
                                                                    ------------      -----------

  Net cash used for investing activities                             (24,191,367)      (4,685,128)
                                                                    ------------      -----------
Cash flows from financing activities:
  Increase in related party note payable                                       -        3,500,000
  Proceeds from long-term debt                                         6,300,000        3,000,000
  Payments of long-term debt                                             (17,147)        (300,483)
  Payments for program rights                                           (108,174)               -
                                                                    ------------      -----------

  Net cash provided by financing activities                            6,174,679        6,199,517
                                                                    ------------      -----------
Increase (decrease) in cash and cash equivalents                     (18,129,420)       1,895,412
                                                                    ------------      -----------

Cash and cash equivalents at beginning of period                      21,571,658        7,019,747
                                                                    ------------      -----------

Cash and cash equivalents at end of period                          $  3,442,238      $ 8,915,159
                                                                    ============      ===========





          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.


PAXSON COMMUNICATIONS CORP.

Consolidated Statements of Cash Flows (continued)
- - - - ------------------------------------------------------------------------------


                                                      For the Three Months
                                                         Ended March 31,
                                                        1995        1994
                                                          (Unaudited)
Supplemental disclosures of cash flow
information:
  Cash paid for interest                            $ 2,049,734   $  618,273
                                                    ===========   ==========

  Cash paid for income taxes                        $    18,500   $        -
                                                    ===========   ==========

Non-cash operating and financing activities:
  Dividends on redeemable preferred stock           $ 1,729,917   $  521,425
                                                    ===========   ==========

  Accretion on redeemable securities                $   461,033   $  262,379
                                                    ===========   ==========

  Trade revenue                                     $   645,513   $  386,561
                                                    ===========   ==========

  Trade expense                                     $   471,541   $  495,479
                                                    ===========   ==========





          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                          PAXSON COMMUNICATIONS CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

Paxson Communications Corp.'s (the "Company") financial information contained in the financial statements and notes thereto as of March 31, 1995 and for the three month periods ended March 31, 1995 and 1994, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies, nor has the composition of accounts substantially changed since the period ended December 31, 1994, except to reflect the operations of acquisitions discussed below.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes, and discussions should be read in conjunction with the December 31, 1994 financial statements and related footnotes and discussions contained in the Company's form 10-K, filed with the Securities and Exchange Commission on March 30, 1995 and the definitive proxy statement filed by the Company for the annual meeting of stock holders to be held June 1, 1995.

Pro Forma Financial Information

The following represents the unaudited pro forma results of operations as if the acquisitions described in Item 2 of Part I had been completed at the beginning of 1995 and 1994, after giving effect to certain adjustments, including increased depreciation and amortization of property and equipment and intangible assets and interest expense for acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of these dates, nor are the results indicative of the Company's future results of operations.

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                1995              1994
                                                                    (Unaudited)
Revenues                                                    $ 21,140,508     $ 16,447,411
                                                            ============     ============

Broadcast cash flow                                         $  2,999,650     $  2,101,545
                                                            ============     ============

Loss from operations                                        $ (1,248,338)    $ (1,277,568)
                                                            ============     ============

Net loss attributable to common
 stock and common stock equivalents                         $ (4,862,466)    $ (3,044,968)
                                                            ============     ============

Net loss per share attributable to common
 stock and common stock equivalents                         $       (.14)    $       (.10)
                                                            ============     ============

Pro forma weighted average shares
 outstanding primary and fully diluted                        34,354,201       31,581,948
                                                            ============     ============

"Broadcast cash flow" is defined as Income (loss) from Operations plus non-cash expenses and non-broadcast operating results, less scheduled broadcast rights payments and non-cash revenues. The Company has included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements as it is not a measure of financial performance under generally accepted accounting principles.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's growth since its inception in 1991 has primarily been due to the acquisitions of or management of radio stations, television stations, and radio networks, as well as the subsequent improvement of these operations. Certain of the Company's radio and television stations were and continue to be operated under time brokerage agreements for various periods. Under time brokerage agreements, the stations' operating revenues and expenses are controlled by the Company and are consolidated in the financial statements. The following table discloses the date of acquisition and, where applicable, the date of commencement of management under time brokerage agreements for each of the Company's radio and television properties:

                                           DATE OF                  COMMENCEMENT DATE
STATION          MARKET                    ACQUISITION              OF BROKERAGE AGREEMENT
- - - - -------          ------                    -----------              ----------------------
WROO(FM)         Jacksonville              September 1991
WNZS(AM)         Jacksonville              May 1993(1)
WHPT(FM)         Tampa/St. Petersburg      November 1991
WHNZ(AM)         Tampa/St. Petersburg      November 1991
WZTA(AM)         Miami/Ft. Lauderdale      April 1992
WINZ(AM)         Miami/Ft. Lauderdale      April 1992
WWNZ(AM)         Orlando                   April 1992
WMGF(FM)         Orlando                   May 1993                 June 1992
WJRR(FM)         Orlando                   May 1993                 July 1992
WAIA(FM)         Jacksonville              May 1993                 June 1992
WZNZ(AM)         Jacksonville              May 1993                 June 1992
WLVE(FM)         Miami/Ft. Lauderdale      April 1993
WGSQ(FM)         Cookeville, TN            April 1994 (2)
WPTN(AM)         Cookeville, TN            April 1994 (2)
WTLK(TV14)       Atlanta                   July 1994                April 1994
WCTD(TV35)       Miami                     Option                   April 1994
WPBF(TV25)       Palm Beach                July 1994
WNZE(AM)         Tampa/St. Petersburg      February 1995            August 1994
WFCT(TV66)       Tampa/St. Petersburg      Option                   August 1994
WWZN(AM)         Orlando                   December 1994 (3)
WIRB(TV56)       Orlando                   Option                   December 1994
WTGI(TV61)       Philadelphia              February 1995
KTFH(TV49)       Houston                   Pending                  March 1995
WTWS(TV26)       Hartford/New Haven        March 1995
WEZY(FM)         Tampa/St. Petersburg      March 1995 (4)

(1) Results of operations since October 1991 have been included in the Company's results of operations pursuant to certain agreements the Company had entered into as of that date.
(2)      Acquired general partnership interest through ANG merger.
(3) Call letters changed from WGTO (AM). Former WWZN (AM) sold for $0.3 million in November 1994.
(4) Station acquired March 31, 1995 but will not be operated by the Company until new transmission site completed.

The Company acquired WWNZ(FM) Orlando in April 1992 and subsequently sold this station in May 1993 to comply with FCC ownership regulations. The Company also acquired the Florida Radio Network effective March 1993, and in connection with the ANG merger, the Company began operating news radio networks in April 1994 in Tennessee and South Carolina and radio sports networks for the men's football and basketball programs of the University of Florida, Pennsylvania State University and Virginia Polytechnic Institute and State University. Effective January 1, 1995 the Company purchased the Alabama News Network.

In February 1995 the Company purchased WNZE(AM) (formerly WYTA), serving the Tampa/St. Petersburg, Florida market, for $1.1 million and WTGI (TV-61), serving the Philadelphia, Pennsylvania market, for approximately $10.2 million. In March 1995 the Company purchased WTWS (TV-26), serving the Hartford/New Haven, Connecticut market, for approximately $2.7 million and WEZY (FM) serving the Tampa/St. Petersburg, Florida market, for approximately $4.8 million. WEZY
(FM) will not be operated by the Company until a new transmission site is completed. Commencement of WEZY(FM)'s operations is anticipated in the third quarter of 1995.

In April 1995 the Company acquired substantially all the assets of radio stations WGSQ(FM) and WPTN(AM) from Cookeville Radio General Partnership, a general partnership of which the Company, through its wholly-owned subsidiary ANG/Tennessee, Inc., was the managing general partner and Plymouth County Retirement Association was the beneficial holder of the remaining partnership interest. The Company acquired ANG/Tennessee, Inc., and indirectly became the managing general partner of Cookeville Radio General Partnership, in connection with its merger with ANG, and has consolidated the results of operations of the Cookeville radio stations since April 1994. The consideration paid by the Company to acquire the Cookeville radio stations was $3,436,065, and included the foregiveness of approximately $2,036,065 of indebtedness owed by Cookeville Radio General Partnership to the Company, as well as the payment of $200,000 in cash and the issuance of 94,767 shares of the class A common stock of the Company. The cash and common stock of the Company were, in accordance with the terms of the acquisition, distributed to Plymouth County Retirement Association.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, selected financial information as a percentage of revenues and the period-to-period changes in such information.

                            STATEMENTS OF OPERATIONS

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,

                                                                     1995            1994          % CHANGE
                                                                     ----            ----          --------
Revenues                                                            100.0%          100.0%
Operating Expenses:
  Direct                                                             27.3%           30.8%          -11.4%
  Programming                                                        15.2            14.9             2.0
  Sales and promotion                                                10.6            12.6           -15.9
  Technical                                                           4.7             4.1            14.6
  General and administrative                                         22.6            21.2             6.6
  Trade                                                               2.3             5.3           -56.6
  Time brokerage agreement fees                                       1.2             0.0             0.0
  Sport rights fees                                                   5.1             0.0             0.0
  Program rights amortization                                         1.7             0.0             0.0
  Depreciation and amortization                                      18.4            25.7           -28.4
                                                                    -----           -----           -----

Total operating expenses                                           -109.1          -114.6            -4.8
                                                                    -----           -----           -----

Loss from operations                                                 -9.1           -14.6            37.7
                                                                    -----           -----           -----

Other income (expense);
Interest expense, net                                                -8.7            -6.5           -33.8
Other income (expense) net                                            0.3             1.9            84.2
                                                                    -----           -----           -----

Loss before income tax benefit                                      -17.5           -19.2             8.9
                                                                    -----           -----           -----

Income tax benefit                                                    1.6             0.0             0.0
                                                                    -----           -----           -----

Net loss                                                            -15.9%          -19.2%           17.2%
                                                                    =====           =====           =====

THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Consolidated revenues for the three months ended March 31, 1995 increased 120% (or $11.2 million) to $20.6 million from $9.4 million for the three months ended March 31, 1994. This increase was primarily due to the acquisition of WTGI (TV-61) on February 3, 1995, WTWS (TV-26) on March 17, 1995, and WPBF (TV-25) on July 1, 1994, revenues received under the time brokerage agreement for WTLK (TV- 14) beginning April 4, 1994 and the subsequent purchase thereof on July 13, 1994, the consolidation of the ANG operations beginning April 14, 1994, and improved market conditions and better sales management within the Company's existing properties. In addition, revenues increased due to the time brokerages of WIRB (TV-56) beginning December 27, 1994, KTFH (TV-49) beginning March 1, 1995, WCTD (TV-35) beginning April 1, 1994 and WFCT (TV-66) beginning August 1, 1994.

Operating expenses for the three months ended March 31, 1995 increased 110% (or $11.8 million) to $22.5 million from $10.7 million for the three months ended March 31, 1994. The increase was primarily due to the costs of operating WTGI (TV-61), WTWS (TV-26), WPBF (TV-25) and WTLK (TV-14), direct expenses such as commissions which rise in proportion to revenues, the consolidation of ANG, and higher depreciation and amortization related to assets acquired. In addition, operating expenses increased because of the time brokerages of WIRB (TV-56), KTFH (TV-49), WCTD (TV-35) and WFCT (TV-66) and related fees.

Broadcast cash flow for the three months ended March 31, 1995 increased 138% (or $2.2 million) to $3.8 million, from $1.6 million for the three months ended March 31, 1994. The increase in broadcast cash flow was a direct result of acquisitions, revenue growth and continued expense controls.

Net interest expense for the three months ended March 31, 1995 increased to $1.8 million from $0.6 million for the three months ended March 31, 1994, an increase of 190% primarily due to a greater level of long-term debt throughout the period and higher borrowing rates. As a result of acquisitions, at March 31, 1995, long-term debt was $88.7 million, or 152% higher that the $35.2 million outstanding a year prior.

The Company recognized $0.3 million of income tax benefit which resulted primarily from the 1995 net loss and reversal of deferred taxes associated with the 1993 tax provision resulting from the change in tax status.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1995 and December 31, 1994 was $6.4 million and $28.1 million, respectively, and the ratio of current assets to current liabilities was 1.42:1 and 3.25:1, on such dates respectively. Working capital decreased primarily due to acquisitions previously discussed, and an increase in the current portion of long-term debt.

Cash provided by (used in) operations of ($.1) and $0.4 million for the three months ended March 31, 1995 and 1994, respectively, reflect the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense. Cash used for investing activities primarily reflects the acquisitions WTGI (TV-61), WTWS (TV-26), and WEZY (FM) and purchases of equipment for existing properties. Cash provided by financing activities primarily reflects the proceeds from borrowings of long-term debt.

Non-cash activity relates to reciprocal trade advertising revenue and expense, as well as dividends and accretion on the preferred stock and common stock warrants. Liquidity at the parent level has historically been provided primarily by proceeds of preferred stock and common stock warrant offerings, as well as equity contributions and loans from its largest stockholder, Lowell W. Paxson.

The Company was initially funded primarily by $37 million of equity invested by Mr. Paxson. Beginning in 1992, the Company has also utilized senior long-term debt provided to its principal operating subsidiaries by a consortium of financial institutions. A credit facility of $32 million was established in March 1993. This facility was subsequently increased to $40 million in December 1993 and $150 million in July 1994. The credit terms require amortization of principal over a seven-year period with the first payment due December 31, 1995, and interest payable quarterly at a floating rate (presently LIBOR plus 2.5%). As of March 31, 1995, $87 million has been drawn under this facility.

Effective March 31, 1995 the credit facility was amended to allow the Company to borrow up to $19.9 million to consummate the agreement with Whitehead Media, Inc. ("Whitehead") discussed below, to reschedule the principal payment due December 31, 1995 to be paid in equal installments on September 30, and December 31, 1995, to alter certain covenant compliance calculations, and to exchange certain collateral in conjunction with the formation of a new credit facility under negotiation discussed below.

The Company believes that cash flow from operations will be sufficient to make scheduled principal and interest payments under the existing credit facility and meet working capital requirements for existing properties.

ACQUISITIONS

The Company has agreements to purchase the assets of the following television and radio broadcasting stations, all of which are subject to various conditions, including the receipt of regulatory approvals:

                                                                 PURCHASE
STATION                           MARKET                          PRICE
- - - - -------                           ------                          -----
KZKI (TV-30)                 Los Angeles, CA                   $18,000,000
KLXV (TV-65)                 San Francisco, CA                 $ 5,000,000
Channel 68                   Dallas, TX (1)                    $ 2,000,000
KTFH (TV-49)                 Houston, TX (2)                   $ 7,900,000
WGOT (TV-60)                 Boston, MA                        $ 3,050,000
WFTL (AM)                    Miami, FL                         $ 2,000,000
WHKE (TV-55)                 Milwaukee, WI (4)                 $ 2,550,000
WIRB (TV-56)                 Orlando, FL (3)(4)                $ 3,800,000
KUBD(TV-59)                  Denver, CO (4)                    $ 6,500,000

(1) Station not currently on the air. The Company estimates spending $2,000,000 in build-out costs before broadcasting can begin.

(2)      Operated under a time brokerage agreement since March 1, 1995.

(3)      Operated under a time brokerage agreement since December 27, 1994.

(4) Station licenses will be owned by The Christian Network, Inc. The Company plans to enter into time brokerage agreements and acquire certain real and personal tangible assets of the stations.

In September 1994, the Company entered into an agreement with Whitehead in which the Company agreed to lend up to $18.0 million to purchase WTVX (TV-34), West Palm Beach, Florida. Whitehead has signed an asset purchase agreement for WTVX (TV-34) and has filed an application with the FCC for assignment of the license. Under the agreement, the Company would operate WTVX (TV-34) under a time brokerage agreement following the closing of Whitehead's purchase of the station.

The Company plans to fund these acquisition and related capital expenditure requirements through a combination of additional borrowings on its senior debt facility and a new $75 million facility presently under negotiation.

If the Company expands through acquisitions in addition to those described, management may seek additional funding from a variety of potential sources, including Mr. Paxson, and the public and private debt and equity markets. The Company has no assurances that such funding shall become available.

                          PAXSON COMMUNICATIONS CORP.
                                    PART II
                               OTHER INFORMATION



Item 1. Legal Proceedings

No material legal proceedings are pending to which the Company, or any of its property, is subject. To the knowledge of the Company, no such legal proceedings are contemplated by any governmental authority.

Items 2-3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the period of this report.

Item 5.  Other Matters.  Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

EXHIBIT NO.    DESCRIPTION

   10.1 Paxson Broadcasting/Communications Second Amendment To Credit Agreement, dated as of March 31, 1995.

   10.2 Asset Purchase Agreement, dated as of March 31, 1995, by and among The Christian Network, Inc. and LeSea Broadcasting Corporation and PCC.

   10.3 Stock Purchase Agreement, dated as of April 30, 1995, by and among Channel 59 of Denver, Inc. and David M. Drucker and Charles Ergen and PCC.

   10.4 Asset Purchase Agreement, dated as of Arpil 30, 1995, by and among Channel 59 of Denver, Inc. and Echonet Corporation and PCC.

(b)  Reports on Form 8-K.  None.

                          PAXSON COMMUNICATIONS CORP.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 12, 1995                By:       /s/ Lowell W. Paxson
                                           ----------------------------------
                                                Lowell W. Paxson
                                                Chairman of the Board of
                                                Directors and Chief Executive
                                                Officer





Date: May 12, 1995                By:       /s/ Arthur D. Tek
                                           ---------------------------------
                                                Arthur D. Tek
                                                Vice President, Chief
                                                Financial Officer, Director