Form 10-Q
period 1995-06-30
PAXSON COMMUNICATIONS CORP
filed 1995-08-14
CIK 923877

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       June 30, 1995
                                        -------------------------

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

         Commission File Number 1-13452
                                -------

                   PAXSON COMMUNICATIONS CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                     DELAWARE                                   59-3212788
         -------------------------------                    -------------------
         (State or other jurisdiction of                    (IRS Employer
          incorporation or organization)                    Identification No.)

         601 CLEARWATER PARK ROAD
         WEST PALM BEACH, FLORIDA                                  33401
         -------------------------------                    -------------------
         (Address of principal executive offices)               (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (407) 659-4122
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

YES    X       NO
     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common and preferred stock, as of August 11, 1995:

       CLASS OF STOCK                            NUMBER OF SHARES
----------------------------                     ----------------
COMMON STOCK-CLASS A, $0.001
PAR VALUE PER SHARE     ---------------------       26,148,026
COMMON STOCK-CLASS B, $0.001
PAR VALUE PER SHARE     ---------------------        8,311,639
REDEEMABLE CUMULATIVE SENIOR
PREFERRED STOCK, $0.001 PAR VALUE   ---------            2,000
REDEEMABLE CUMULATIVE SERIES B
PREFERRED STOCK, $0.001 PAR VALUE   ---------          714.286
REDEEMABLE CUMULATIVE JUNIOR
PREFERRED STOCK, $0.001 PAR VALUE   ---------           33,000

PAXSON COMMUNICATIONS CORPORATION

INDEX

--------------------------------------------------------------------------------------------

                                                                                        Page
                                                                                        ----
Part I -       Financial Information

         Item 1.    Financial Statements

                    Consolidated Balance Sheets
                    June 30, 1995 and December 31, 1994                                 3-4

                    Consolidated Statements of Operations
                    Six Months Ended June 30, 1995
                    and June 30, 1994                                                   5

                    Consolidated Statements of Operations
                    Three Months Ended June 30, 1995
                    and June 30, 1994                                                   6

                    Consolidated Statements of Changes in
                    Common Stockholders' Equity                                         7

                    Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1995
                    and June 30, 1994                                                   8-9

                    Notes to Consolidated Financial Statements                          10-11

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       12-17


Part II -      Other Information

         Item 1.    Legal Proceedings                                                   18-20

         Item 2.    Changes in Securities                                               18-20

         Item 3.    Defaults upon Senior Securities                                     18-20

         Item 4.    Submission of Matters to a Vote of
                    Security Holders                                                    18-20

         Item 5.    Other Information                                                   18-20

         Item 6.    Exhibits and Reports on Form 8-K                                    18-20

         Signatures                                                                     21

PAXSON COMMUNICATIONS CORPORATION

Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                       June 30,     December 31,
                                                         1995           1994
ASSETS                                               (Unaudited)
Current assets:
  Cash and cash equivalents                         $  8,409,187    $ 21,571,658
  Accounts receivable, less allowance
   for doubtful accounts of $687,516 and
   $556,950 respectively                              13,011,251      13,569,198
  Related party notes receivable                       2,250,000       1,750,000
  Prepaid expenses and other current assets            1,392,830       1,579,954
  Current deferred income taxes                          194,940         194,940
  Current program rights                               1,243,746       1,980,000
                                                    ------------    ------------
      Total current assets                            24,251,954      38,895,750

Property and equipment, net                           66,647,658      45,350,430
Intangible assets, net                                81,572,496      53,350,967
Other assets, net                                     20,037,439      13,078,346
Related party notes receivable                         2,250,000       1,750,000
Program rights, net                                      204,084         244,888
                                                    ------------    ------------

         Total assets                               $194,963,631    $152,670,381
                                                    ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $  3,458,161    $  5,123,691
  Current portion of program rights payable              970,316         986,562
  Current portion of long-term debt                   11,976,975       6,393,415
                                                    ------------    ------------

      Total current liabilities                       16,405,452      12,503,668

Program rights payable                                   348,989         562,770
Long-term debt                                       120,300,853      76,013,542
Deferred income taxes                                    834,941       1,474,940
Minority interest                                           --         1,217,314


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

--------------------------------------------------------------------------------

Redeemable Cumulative Compounding Senior
 preferred stock, $0.001 par value; 15%
 dividend rate per annum, 2,000 shares
 authorized, issued and outstanding                  15,276,065       14,060,054
Redeemable Class A & B common stock warrants          2,040,199        1,735,979
Redeemable Cumulative Compounding Series B
 preferred stock, $0.001 par value;
 15% dividend rate per annum, 714.286 shares
 authorized, issued and outstanding                   1,802,919        1,274,671
Redeemable Cumulative Compounding Junior
 preferred stock, $0.001 par value; 12%
 dividend rate per annum, 33,000 shares
 authorized, issued and outstanding                  29,165,660       26,808,053

Class A common stock, $0.001 par value; one
 vote per share; 150,000,000 shares authorized,
 26,137,026 shares issued and outstanding                26,137           26,042
Class B common stock, $0.001 par value; ten
 votes per share, 30,000,000 shares authorized,
 8,311,639 shares issued and outstanding                  8,312            8,312
Class C common stock, $0.001 par value; non-
 voting; 12,500,000 shares authorized, 0 shares
 issued and outstanding                                    --               --
Class C common stock warrants                         5,338,952        5,338,952
Stock subscription notes receivable                     (76,833)         (77,666)
Additional paid-in capital                           21,847,552       20,647,647
Accumulated deficit                                 (18,355,567)      (8,923,897)
Commitments and contingencies
Total liabilities and stockholders' equity         $194,963,631     $152,670,381
                                                   ============     ============


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                                       For the Six Months
                                                          Ended June 30,
                                                      1995             1994
                                                           (Unaudited)
Revenue:
  Local and national advertising                   $40,454,900      $19,715,590
  Retail and other                                   2,497,723          996,325
  Trade                                              1,403,725          801,846
                                                   -----------      -----------
         Total revenue                              44,356,348       21,513,761

Operating expenses:
  Direct                                            11,554,850        6,277,662
  Programming                                        5,940,066        2,995,697
Sales and promotion                                  4,473,186        2,417,421
  Technical                                          2,147,289          863,373
General and administrative                           9,989,674        4,801,749
  Trade                                              1,193,843        1,012,316
  Time brokerage agreement fees                        549,947          225,000
  Sports rights fees                                 1,019,355             --
  Program rights amortization                          777,057             --
  Depreciation and amortization                      8,054,256        5,265,913
                                                   -----------      -----------
Total operating expenses                            45,699,523       23,859,131
                                                   -----------      -----------

Income (loss)from operations                        (1,343,175)      (2,345,370)

Other income (expense):
  Interest expense, net                             (4,308,646)      (1,390,715)
  Other income, net                                    (13,763)         223,084
                                                   -----------      -----------

Loss before income tax benefit                      (5,665,584)      (3,513,001)

Income tax benefit                                     640,000        1,396,000
                                                   -----------      -----------

Net loss                                            (5,025,584)      (2,117,001)

Dividends and accretion on preferred stock
  and common stock warrants                         (4,406,086)      (1,587,058)
                                                   -----------      -----------

Net loss attributable to common stock and
  common stock equivalents                         $(9,431,670)     $(3,704,059)
                                                   ===========      ===========

Pro forma net loss per share                       $      (.15)     $      (.06)

Dividends and accretion on preferred stock
  and common stock warrants per share                     (.12)            (.05)
                                                   -----------      -----------

Pro forma net loss attributable to common
  stock and common stock equivalents per share     $      (.27)     $      (.11)
                                                   ===========      ===========

Pro forma weighted average shares outstanding
  primary & fully diluted                           34,401,282       32,506,032
                                                   ===========      ===========


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                                      For the Three Months
                                                          Ended June 30,
                                                      1995             1994
                                                           (Unaudited)
Revenue:
  Local and national advertising                 $  21,971,676    $  11,174,281
  Retail and other                                   1,006,757          559,037
  Trade                                                758,212          415,285
                                                 -------------    -------------
         Total revenue                              23,736,645       12,148,603

Operating expenses:
  Direct                                             5,920,695        3,397,770
  Programming                                        2,813,262        1,596,419
  Sales and promotion                                2,293,673        1,234,622
  Technical                                          1,168,083          479,840
  General and administrative                         5,331,824        2,818,396
  Trade                                                722,302          516,837
  Time brokerage agreement fees                        310,899          225,000
  Sports rights fees                                   (22,227)            --
  Program rights amortization                          425,222             --
  Depreciation and amortization                      4,269,627        2,855,767
                                                 -------------    -------------
Total operating expenses                            23,233,360       13,124,651
                                                 -------------    -------------

Income (loss)from operations                           503,285         (976,048)

Other income (expense):
  Interest expense, net                             (2,514,487)        (782,351)
  Other income, net                                    (81,398)          44,023
                                                 -------------    -------------
Loss before income tax benefit                      (2,092,600)      (1,714,376)

Income tax benefit                                     320,000        1,396,000
                                                 -------------    -------------

Net loss                                            (1,772,600)        (318,376)

Dividends and accretion on preferred stock
  and common stock warrants                         (2,215,134)        (803,254)
                                                 -------------    -------------

Net loss attributable to common stock and
  common stock equivalents                       $  (3,987,734)   $  (1,121,630)
                                                 =============    =============

Pro forma net loss per share                     $        (.05)   $        (.01)

Dividends and accretion on preferred stock
  and common stock warrants per share                     (.07)            (.02)
                                                 -------------    -------------

Pro forma net loss attributable to common
  stock and common stock equivalents per share   $        (.12)   $        (.03)
                                                 =============    =============

Pro forma weighted average shares outstanding
  primary & fully diluted                           34,448,665       32,506,032
                                                 =============    =============


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Changes in Common Stockholders' Equity

--------------------------------------------------------------------------------

                                                                                          Class C       Stock
                                               Common Stock                                Common    Subscription
                                ---------------------------------------     Common         Stock        Notes
                                  Class A        Class B      Class C        Stock        Warrants    Receivable
BALANCE AT DECEMBER 31, 1993                                              $         1
RECAPITALIZATION OF
  COMMON STOCK                  $    15,791    $     5,264                         (1)
STOCK ISSUED FOR
  ANG ACQUISITION                     1,570            277                                            $(77,666)
NET PROCEEDS FORM ISSUANCE OF
  COMMON STOCK WARRANTS                                                                  $5,338,952
DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK
ACCRETION ON REDEEMABLE
  SECURITIES
NET LOSS
STOCK DIVIDEND                        8,681          2,771
                                -----------    -----------   ---------    -----------    ----------   --------
BALANCE AT DECEMBER 31, 1994         26,042          8,312           0              0     5,338,952    (77,666)

STOCK ISSUED FOR COOKEVILLE
  ACQUISITION (UNAUDITED)                95
NOTE REPAYMENT (UNAUDITED)                                                                                 833
DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK (UNAUDITED)
ACCRETION ON REDEEMABLE
  SECURITIES (UNAUDITED)
NET LOSS
(UNAUDITED)
                                -----------    -----------   ---------    -----------    ----------   --------
BALANCE AT JUNE 30, 1995
  (UNAUDITED)                   $    26,137    $     8,312   $       0    $         0    $5,338,952   $(76,833)
                                ===========    ===========   =========    ===========    ==========   ========

                                Additional
                                  Paid-in      Accumulated
                                  Capital        Deficit
BALANCE AT DECEMBER 31, 1993    $16,895,623   $   (776,367)
RECAPITALIZATION OF
  COMMON STOCK                      (21,054)
STOCK ISSUED FOR
  ANG ACQUISITION                 3,784,530
NET PROCEEDS FORM ISSUANCE OF
  COMMON STOCK WARRANTS
DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK                               (2,216,137)
ACCRETION ON REDEEMABLE
  SECURITIES                                    (1,169,319)
NET LOSS                                        (4,762,074)
STOCK DIVIDEND                      (11,452)
                                -----------   ------------
BALANCE AT DECEMBER 31, 1994     20,647,647     (8,923,897)

STOCK ISSUED FOR COOKEVILLE
  ACQUISITION (UNAUDITED)         1,199,905
NOTE REPAYMENT (UNAUDITED)
DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK(UNAUDITED)                    (3,465,829)
ACCRETION ON REDEEMABLE
  SECURITIES (UNAUDITED)                          (940,257)
NET LOSS (UNAUDITED)                            (5,025,584)
                                -----------   ------------
BALANCE AT JUNE 30, 1995
  (UNAUDITED)                   $21,847,552   $(18,355,567)
                                ===========   ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

                                                         For the Six Months
                                                           Ended June 30,
                                                        1995            1994
                                                            (Unaudited)
Cash flows from operating activities:
  Net loss                                         $ (5,025,584)   $ (2,117,001)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                       8,054,256       5,265,913
  Program rights amortization                           777,057            --
  Provision for doubtful accounts                       325,294         119,938
  Income tax benefit                                   (640,000)     (1,396,000)
  Minority interest in net loss                            --           (86,667)
  Decrease (increase) in accounts receivable            232,653         178,857
  Decrease (increase) in prepaid expenses and
   other current assets                                 187,121        (250,182)
  Increase in intangible assets                            --              --
  Decrease (increase) in other assets                (2,454,459)         77,094
  Increase (decrease) in accounts payable and
   accrued liabilities                               (1,665,530)        920,994
                                                   ------------    ------------

  Net cash provided by (used in) operating
      activities                                       (209,192)      2,712,946
                                                   ------------    ------------

Cash flows for investing activities:
  Acquisitions of broadcasting properties           (45,110,012)    (12,646,293)
  Deposits on broadcasting properties                (2,392,000)     (3,500,000)
  Increase in related party note receivable            (500,000)           --
  Purchases of property and equipment                (9,589,477)     (1,485,143)
                                                   ------------    ------------

  Net cash used for investing activities            (57,591,489)    (17,631,436)
                                                   ------------    ------------

Cash flows from financing activities:
  Increase in related party note payable                   --         7,700,000
  Proceeds from long-term debt                       49,980,000       3,000,000
  Payments of loan origination costs                 (5,002,634)           --
  Payments of long-term debt                           (109,129)       (400,731)
  Payments for program rights                          (230,027)           --
                                                   ------------    ------------

  Net cash provided by financing activities          44,638,210      10,299,269
                                                   ------------    ------------

Decrease in cash and cash equivalents               (13,162,471)     (4,619,221)
                                                   ------------    ------------

Cash and cash equivalents at beginning of period     21,571,658       7,019,747
                                                   ------------    ------------

Cash and cash equivalents at end of period         $  8,409,187    $  2,400,526
                                                   ============    ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

--------------------------------------------------------------------------------

                                                       For the Six Months
                                                         Ended June 30,
                                                       1995          1994
                                                           (Unaudited)
Supplemental disclosures of cash flow information:

  Cash paid for interest                            $ 4,249,482   $1,244,212
                                                    ===========   ==========

  Cash paid for income taxes                        $       --    $      --
                                                    ===========   ==========

Non-cash operating and financing activities:

  Issuance of common stock for Cookeville
    partner buyout                                  $ 1,200,000   $      --
                                                    ===========   ==========

  Dividends on redeemable preferred stock           $ 3,465,829   $1,046,425
                                                    ===========   ==========

  Accretion on redeemable securities                $   940,257   $  540,633
                                                    ===========   ==========

  Trade revenue                                     $ 1,403,725   $  801,846
                                                    ===========   ==========

  Trade expense                                     $ 1,193,843   $1,012,316
                                                    ===========   ==========


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of June 30, 1995 and for the six month and three month periods ended June 30, 1995 and 1994, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no significant changes in accounting policies, nor has the composition of accounts substantially changed since the period ended December 31, 1994, except to reflect the operations of acquisitions discussed below and the reclassification of related party notes receivable amounts to long term assets. This reclassification is in anticipation of pending revisions of certain station ownership regulation restrictions that could allow the Company's subsequent acquisition of the underlying stations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes, and discussions should be read in conjunction with the December 31, 1994 financial statements and related footnotes and discussions contained in the Company's form 10-K, filed with the Securities and Exchange Commission on March 31, 1995, form 10-Q filed on May 12, 1995, the definitive proxy statement filed by the Company on May 4, 1995 for the annual meeting of stock holders held June 1, 1995 and the forms 8-K and 8-K/A filed on June 1, 1995 and July 31, 1995, respectively.

Pro Forma Financial Information

The following represents the unaudited pro forma results of operations as if the acquisitions and time brokerage agreements described in Item 2 of Part I had been completed at the beginning of 1995 and 1994, after giving effect to certain adjustments, including increased depreciation and amortization of property and equipment and intangible assets and interest expense for acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of these dates, nor are the results indicative of the Company's future results of operations.

                                                        For the Six Months
                                                           Ended June 30,
                                                       1995            1994
                                                            (Unaudited)
Revenues                                           $ 47,940,297    $ 36,274,055
                                                   ============    ============

Broadcast cash flow                                $ 12,039,367    $  6,031,268
                                                   ============    ============

Income (loss) from operations                      $ (3,133,929)   $ (9,035,647)
                                                   ============    ============

Net loss                                           $(12,796,811)   $(16,110,543)
                                                   ============    ============

Net loss per share attributable to common
 stock and common stock equivalents                $       (.37)   $       (.50)
                                                   ============    ============

Pro forma weighted average shares
 outstanding primary and fully diluted               34,401,282      32,506,032
                                                   ============    ============


                                                       For the Three Months
                                                          Ended June 30,
                                                       1995            1994
                                                            (Unaudited)
Revenues                                           $ 24,600,296    $ 18,117,067
                                                   ============    ============

Broadcast cash flow                                $  7,379,542    $  3,893,901
                                                   ============    ============

Income (loss) from operations                      $   (542,560)   $ (4,269,002)
                                                   ============    ============

Net loss                                           $ (5,739,400)   $ (7,526,177)
                                                   ============    ============

Net loss per share attributable to common
 stock and common stock equivalents                $       (.17)   $       (.23)
                                                   ============    ============

Pro forma weighted average shares
 outstanding primary and fully diluted               34,448,665      32,506,032
                                                   ============    ============

"Broadcast cash flow" is defined as Income (loss) from operations plus non-cash expenses and non-broadcasting operating results, less scheduled broadcast rights payments and non-cash revenues. The Company has included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure the Company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements as it is not a measure of financial performance under generally accepted accounting principles.

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

                                         DATE OF          COMMENCEMENT DATE
STATION          MARKET                  ACQUISITION      OF BROKERAGE AGREEMENT
-------          ------                  -----------      ----------------------
WROO(FM)         Jacksonville            September 1991
WNZS(AM)         Jacksonville            May 1993
WHPT(FM)         Tampa/St. Petersburg    November 1991
WHNZ(AM)         Tampa/St. Petersburg    November 1991
WZTA(AM)         Miami/Ft. Lauderdale    April 1992
WINZ(AM)         Miami/Ft. Lauderdale    April 1992
WWNZ(AM)         Orlando                 April 1992
WMGF(FM)         Orlando                 May 1993
WJRR(FM)         Orlando                 May 1993
WPLA(FM)         Jacksonville            May 1993
WZNZ(AM)         Jacksonville            May 1993
WLVE(FM)         Miami/Ft. Lauderdale    April 1993
WGSQ(FM)         Cookeville, TN          April 1994
WPTN(AM)         Cookeville, TN          April 1994
WTLK(TV-14)      Atlanta                 July 1994        April 1994
WCTD(TV-35)      Miami                   Option           April 1994
WPBF(TV-25)      Palm Beach              July 1994
WNZE(AM)         Tampa/St. Petersburg    February 1995    August 1994
WFCT(TV-66)      Tampa/St. Petersburg    Option           August 1994
WWZN(AM)         Orlando                 December 1994
WIRB(TV-56)      Orlando                                  December 1994
WTGI(TV-61)      Philadelphia            February 1995
KTFH(TV-49)      Houston                 July 1995        March 1995
WTWS(TV-26)      Hartford/New Haven      March 1995
WSJT(FM)         Tampa/St. Petersburg    March 1995
WGOT(TV-60)      Boston                  May 1995
KZKI(TV-30)      Los Angeles             May 1995
KLXV(TV-65)      San Francisco           June 1995
WFTL(AM)         Miami/Ft. Lauderdale    June 1995

In May 1995 the Company acquired WGOT(TV-60), serving the Boston, Massachusetts market, for approximately $3 million and KZKI(TV-30), serving the Los Angeles, California market, for approximately $18 million. In June 1995 the Company aquired KLXV(TV-65) for approximately $5 million, serving the San Francisco, California market and WFTL(AM), serving the Miami/Ft. Lauderdale, Florida market, for approximately $2 million. The Company also acquired KTFH(TV-49), serving the Houston, Texas market, in July 1995 for approximately $7.9 million.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, selected financial information as a percentage of revenues and the period-to-period changes in such information.

                            STATEMENTS OF OPERATIONS

                                                FOR THE SIX MONTHS ENDED
                                                        JUNE 30,

                                             1995         1994        % CHANGE
                                             ----         ----        --------
Revenues                                    100.0%       100.0%
Operating Expenses:
  Direct                                     26.1%        29.2%        -10.6%
  Programming                                13.4         13.9          -3.6
  Sales and promotion                        10.1         11.2          -9.8
  Technical                                   4.8          4.0          20.0
  General and administrative                 22.5         22.3           0.9
  Trade                                       2.7          4.7         -42.6
  Time brokerage agreement fees               1.2          1.0          20.0
  Sport rights fees                           2.3          0.0         100.0
  Program rights amortization                 1.8          0.0         100.0
  Depreciation and amortization              18.2         24.5         -25.7
                                            -----        -----        ------

Total operating expenses                    103.1        110.8          -6.9
                                            -----        -----        ------

Income (loss) from operations                -3.1        -10.8         -71.2

Other income (expense);
  Interest expense, net                      -9.7         -6.5          49.2
  Other income (expense) net                  0.0          1.0        -100.0

Loss before income tax benefit              -12.8        -16.3         -21.4

Income tax benefit                            1.4          6.5         -78.5
                                            -----        -----        ------

Net loss                                    -11.4%        -9.8%         16.4%
                                            =====        =====        ======

                            STATEMENTS OF OPERATIONS

                                                FOR THE THREE MONTHS ENDED
                                                         JUNE 30,

                                             1995          1994        % CHANGE
                                             ----          ----        --------
Revenues                                    100.0%        100.0%
Operating Expenses:
  Direct                                     24.9%         28.0%        -11.1%
  Programming                                11.9          13.1          -9.2
  Sales and promotion                         9.7          10.2          -4.9
  Technical                                   4.9           3.9          25.6
  General and administrative                 22.5          23.2          -3.0
  Trade                                       3.0           4.3         -30.2
  Time brokerage agreement fees               1.3           1.9         -31.6
  Sport rights fees                          -0.1           0.0        -100.0
  Program rights amortization                 1.8           0.0         100.0
  Depreciation and amortization              18.0          23.5         -23.4
                                            -----         -----        ------

Total operating expenses                     97.1         108.1          -9.4
                                            -----         -----        ------

Income (loss) from operations                 2.1          -8.1         125.8
                                            -----         -----        ------

Other income (expense);
  Interest expense, net                     -10.6          -6.4          65.6
  Other income (expense) net                 -0.3           0.4        -173.7
                                            -----         -----        ------

Loss before income tax benefit               -8.8         -14.1         -37.5
                                            -----         -----        ------

Income tax benefit                            1.3          11.5         -88.7
                                            -----         -----        ------

Net loss                                     -7.5%         -2.6%       -188.8%
                                            =====         =====        ======

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Consolidated revenues for the six months ended June 30, 1995 increased 107% (or $22.9 million) to $44.4 million from $21.5 million for the six months ended June 30, 1994. This increase was primarily due to the acquisition of WPBF (TV-25) on July 1, 1994 and the additional television acquisitions and time brokerage operations discussed above.

Operating expenses for the six months ended June 30, 1995 increased 91% (or $21.8 million) to $45.7 million from $23.9 million for the six months ended June 30, 1994. The increase was primarily due to the costs of operating these newly acquired television stations, direct expenses such as commissions which rise in proportion to revenues, higher corporate overhead and higher depreciation and amortization related to assets acquired.

Broadcast cash flow for the six months ended June 30, 1995 increased 150% (or $6.6 million) to $11 million, from $4.4 million for the six months ended June 30, 1994. The increase in broadcasting cash flow was a direct result of acquisitions and improved performance of existing properties.

Net interest expense for the six months ended June 30, 1995 increased to $5.7 million from $3.5 million for the six months ended June 30, 1994, an increase of 63% primarily due to a greater level of long-term debt throughout the period and higher borrowing rates. As a result of acquisitions, at June 30, 1995, long-term debt was $132 million, or 277% higher than the $35 million outstanding a year prior.

The Company recognized $640,000 of income tax benefit which resulted primarily from the 1995 net loss and reversal of deferred taxes associated with the 1993 tax provision resulting from the change in tax status.

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

Consolidated revenues for the three months ended June 30, 1995 increased 96% (or $11.6 million) to $23.7 million from $12.1 million for the three months ended June 30, 1994. This increase was primarily due to the acquisition of WPBF (TV-25) on July 1, 1994 and the additional television acquisitions and time brokerage operations discussed above.

Operating expenses for the three months ended June 30, 1995 increased 77% (or $10.1 million) to $23.2 million from $13.1 million for the three months ended June 30, 1994. The increase was primarily due to the costs of operating these newly acquired television stations, direct expenses such as commissions which rise in proportion to revenues, higher corporate overhead and higher depreciation and amortization related to assets acquired.

Broadcast cash flow for the three months ended June 30, 1995 increased 154% (or $4.3 million) to $7.1 million, from $2.8 million for the three months ended June 30, 1994. The increase in broadcast cash flow was a direct result of acquisitions and improved performance of existing properties.

Net interest expense for the three months ended June 30, 1995 increased to $2.5 million from $.7 million for the three months ended June 30, 1994, an increase of 257% primarily due to a greater level of long-term debt throughout the period and higher borrowing rates. As a result of acquisitions, at June

30, 1995, long-term debt was $132 million, or 277% higher than the $35 million outstanding a year prior.

The Company recognized $320,000 of income tax benefit which resulted primarily from the 1995 net loss and reversal of deferred taxes associated with the 1993 tax provision resulting from the change in tax status.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 1995 and December 31, 1994 was $7.8 million and 26.4 million, respectively, and the ratio of current assets to current liabilities was 1.48:1 and 3.11:1, on such dates respectively. Working capital decreased primarily due to acquisitions previously discussed, and an increase in the current portion of long-term debt.

Cash provided by (used in) operations of $(.2) million and $2.7 million for the six months ended June 30, 1995 and 1994, respectively, reflect the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense and increases in other assets. Cash used for investing activities primarily reflects the acquisitions of WTGI(TV-61), WTWS(TV-26), WGOT(TV-60), KZKI(TV-30), KLXV(TV-65), WSJT(FM), WFTL(AM) and purchases of equipment for these and existing properties. Cash provided by financing activities primarily reflects the proceeds from borrowings of long-term debt. In addition the Compnay advanced $500,000 to The Christian Network, Inc. during the second quarter under a demand note bearing interest at prime rate.

Non-cash activity relates to reciprocal trade advertising revenue and expense, as well as dividends and accretion on the preferred stock and common stock warrants.

The Company has two senior debt facilities of $150 million and $75 million. The $150 million facility is secured by the assets of WPBF(TV-25) and the Company's radio networks and stations. The credit terms require amortization of principal over a seven-year period with the first payment due September 30, 1995, and interest payable quarterly at a floating rate (presently LIBOR plus 2.5%). As of June 30, 1995, approximately $90 million has been drawn under this facility. On August 4, 1995 $17 million was borrowed under this facility in conjunction with the Whitehead Media, Inc. ("Whitehead") loan discussed below.

On May 17, 1995 the Company closed on a $75 million senior debt facility. This facility is secured by substantially all the assets of the Company's television subsidiaries, with the exception of WPBF(TV-25) and WFCT(TV-66). The facility matures on May 17, 1997 and may be extended for an additional year under certain conditions. As of June 30, 1995 approximately $39 million was outstanding under this facility. On July 3, 1995 an additional $8.5 million was drawn down under this facility in conjunction with the acquisition of KTFH(TV-49) discussed below.

The Company believes that cash flow from operations will be sufficient to make scheduled interest payments under the existing credit facilities and meet working capital requirements for its mature properties. The Company periodically evalutes its credit facillities. Currently, the Company is negotiating new financings that could result in the retirement of one or more if its two existng senior credit facilities and increase the Company's borrowing capabilities for additional acquisitions and other purposes. Such financings could result in the Company writing off prior to December 31, 1995 up to approximately $11 million in loan origination costs relating to its two existing senior credit facilities.

ACQUISITION COMMITTMENTS

The Company has agreements to purchase significant assets of the following television stations all of which are subject to various conditions, including the receipt of regulatory approvals:

                                                                  PURCHASE
STATION                       MARKET SERVED                         PRICE
-------                       -------------                         -----
KTFH(TV-49)                   Houston, TX (1)                    $ 7,900,000
Channel 68                    Dallas, TX (2)                     $ 2,000,000
WHKE(TV-55)                   Milwaukee, WI (4)                  $ 2,550,000
WIRB(TV-56)                   Orlando, FL (3)(4)                 $ 3,800,000
KUBD(TV-59)                   Denver, CO (4)                     $ 6,500,000
WOAC(TV-67)                   Cleveland, OH  (5)                 $ 6,600,000
WTJC(TV-26)                   Dayton, OH (4)                     $ 3,500,000
WYVN(TV-60)                   Washington, DC(2)                  $ 1,900,000

(1)      Station acquired on July 3, 1995.

(2) Stations not currently on the air. The Company estimates spending $2,000,000 in build-out costs for each station before broadcasting can begin in Dallas and Washington, respectively.

(3)      Operated under a time brokerage agreement since December 27, 1994.

(4) Station licenses will be owned by The Christian Network, Inc. with the Company guaranteeing payment of the purchase price. The Company plans to enter into time brokerage agreements and acquire certain real and personal tangible assets of the stations.

(5) Station license will be owned by Whitehead with the Company guaranteeing payment of the purchase price. The Company plans to enter into a time brokerage agreement and acquire certain real and personal tangible assets of the station.

In September 1994, the Company entered into an agreement with Whitehead in which the Company agreed to lend $18.0 million to purchase WTVX(TV-34), West Palm Beach, Florida. On August 4, 1995 the Company funded the loan, Whitehead completed the acquisition of WTVX(TV-34) and the Company began operating the station under a time brokerage agreement.

                       PAXSON COMMUNICATIONS CORPORATION
                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings

No material legal proceedings are pending to which the Company, or any of its property, is subject. To the knowledge of the Company, no such legal proceedings are contemplated by any governmental authority.

Items 2-3.  Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on June 1, 1995. At the meeting, all seven of the Company's existing directors were re-elected for one year terms. Proposals to amend the Certificates of Designation with respect to the Company's 15% Cumulative Compounding Redeemable Preferred Stock (the "15% Preferred Proposal") and Series B 15% Cumulative Compounding Redeemable Preferred Stock (the "Series B Preferred Proposal") to conform the provisions of such Certificates of Designation with the Company's contractual obligations with the holder's of the preferred stock governed by such Certificates of Designation were approved. In addition, the Company's proposal to change its name from "Paxson Communications Corp." to "Paxson Communications Corporation" was approved. The appointment of Price Waterhouse LLP as the Company's independent certified public accountants was also ratified.

The number of votes cast for, cast against and withheld, as well as the number of broker nonvotes with respect to the election of five of the directors is set forth below:

Director                        For               Withheld                 Broker Nonvotes
--------                        ---               --------                 ---------------
Lowell W. Paxson           108,478,692              271                         422,464

James B. Bocock            108,478,613              350                         422,464

Arthur D. Tek              108,478,613              350                         422,464

J. Patrick Michaels, Jr.   108,478,613              350                         422,464

S. William Scott           108,478,613              350                         422,464


There were no votes cast against the election of the above 5 directors. Pursuant to the Company's certificate of incorporation, the election of two directors, Micheal J. Marocco and John A. Kornreich, was only voted on by the holders of the Company's 2000 outstanding shares of 15% Cumulative Compounding Redeemable Preferred Stock. All such 2000 shares were cast in favor of such two directors.

The number of votes cast for, cast against and abstaining as well as the number of broker nonvotes with respect to the remaining four matters voted upon at the meeting is set forth below:

                               For           Against          Abstain       Broker Nonvotes
                               ---           -------          -------       ---------------
15% Preferred Proposal     108,338,993         190              540             561,704

Series B Preferred
           Proposal        108,338,993         151              579             561,704

Name Change                108,478,606          52              305             422,464

Accountant Appointment     108,338,769          36              158             422,464


Item 5.  Other Matters.  Not Applicable


Item 6. Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

EXHIBIT NO.      DESCRIPTION

   10.1 Asset Purchase Agreement, dated January 31, 1995, between Gary A. Rosen in his capacity as Bankruptcy Trustee for Flying A
         Communications, Inc. and Paxson Communications Corp.

   10.2 Real Estate Sale and Purchase Agreement, dated as of May 18, 1995, by and between F&M Bank - Martinsburg and Paxson Communications of Washington-60, Inc.

   10.3 Asset Purchase Agreement, dated as of June 1, 1995, by and between Channel 26 of Dayton, Inc. and Video Mall Communications, Inc. for Television Station WTJC-TV, Springfield, Ohio

   10.4 Asset Purchase Agreement, dated as of May 23, 1995, by and among Whitehead Media, Inc., Morton J. Kent and Canton, Inc. for Television Station WOAC(TV) Canton, Ohio

   10.5  Credit Agreement, dated as of May 17, 1995, among Paxson
         Communications Television, Inc. and Merrill Lynch Capital Corporation, As Arranger and Syndication Agent, and Canadian Imperial Bank of Commerce, New York Agency, As Administrative Agent and Collateral Agent

   10.6 Loan Agreement, dated as of September 22, 1994, among Paxson Communications Corp. and Whitehead Media Inc.

   10.7 Amendment to Loan Agreement, dated October 3, 1994, among Paxson Communications Corp. and Whitehead Media Inc.

   10.8 Second Amendment to Loan Agreement, dated August 4, 1995, among Paxson Communications Corporation and Whitehead Media Inc.

   27    Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K.

         Form 8-K Current Report filed June 1, 1995 in conjunction with the May 17, 1995 acquisitions of KZKI(TV-30) and WGOT(TV-60).

         Form 8-K/A Amendment to Current Report filed July 31, 1995 to file acquisition financial statements and pro forma financial information for the acquisitions of KZKI(TV-30) and WGOT(TV-60).

                       PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 11, 1995               By:  /s/ James B. Bocock
                                         ----------------------
                                         James B. Bocock
                                         President and Chief
                                         Operating Officer, Director





Date: August 11, 1995               By:  /s/ Arthur D. Tek
                                         -------------------
                                         Arthur D. Tek
                                         Vice President, Chief
                                         Financial Officer, Director