Form 10-Q/A
period 1995-06-30
PAXSON COMMUNICATIONS CORP
filed 1995-08-30
CIK 923877

                                   FORM 10-Q/A

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

YES    X       NO
     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common and preferred stock, as of August 11, 1995:

       CLASS OF STOCK                            NUMBER OF SHARES
- ----------------------------                     ----------------
COMMON STOCK-CLASS A, $0.001
PAR VALUE PER SHARE     ---------------------       26,148,026
COMMON STOCK-CLASS B, $0.001
PAR VALUE PER SHARE     ---------------------        8,311,639
REDEEMABLE CUMULATIVE SENIOR
PREFERRED STOCK, $0.001 PAR VALUE   ---------            2,000
REDEEMABLE CUMULATIVE SERIES B
PREFERRED STOCK, $0.001 PAR VALUE   ---------          714.286
REDEEMABLE CUMULATIVE JUNIOR
PREFERRED STOCK, $0.001 PAR VALUE   ---------           33,000

PAXSON COMMUNICATIONS CORPORATION

INDEX

- --------------------------------------------------------------------------------------------

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

PAXSON COMMUNICATIONS CORPORATION

Consolidated Balance Sheets

- --------------------------------------------------------------------------------

                                                       June 30,     December 31,
                                                         1995           1994
ASSETS                                               (Unaudited)
Current assets:
  Cash and cash equivalents                         $  8,409,187    $ 21,571,658
  Accounts receivable, less allowance
   for doubtful accounts of $687,516 and
   $556,950 respectively                              13,011,251      13,569,198
  Prepaid expenses and other current assets            1,392,830       1,579,954
  Current deferred income taxes                          194,940         194,940
  Current program rights                               1,243,746       1,980,000
                                                    ------------    ------------
      Total current assets                            24,251,954      38,895,750

Property and equipment, net                           66,647,658      45,350,430
Intangible assets, net                                81,572,496      53,350,967
Other assets, net                                     20,037,439      13,078,346
Related party notes receivable                         2,250,000       1,750,000
Program rights, net                                      204,084         244,888
                                                    ------------    ------------

         Total assets                               $194,963,631    $152,670,381
                                                    ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $  3,458,161    $  5,123,691
  Current portion of program rights payable              970,316         986,562
  Current portion of long-term debt                   11,976,975       6,393,415
                                                    ------------    ------------

      Total current liabilities                       16,405,452      12,503,668

Program rights payable                                   348,989         562,770
Long-term debt                                       120,300,853      76,013,542
Deferred income taxes                                    834,941       1,474,940
Minority interest                                           --         1,217,314


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

- --------------------------------------------------------------------------------

Redeemable Cumulative Compounding Senior
 preferred stock, $0.001 par value; 15%
 dividend rate per annum, 2,000 shares
 authorized, issued and outstanding                  15,276,065       14,060,054
Redeemable Class A & B common stock warrants          3,498,274        1,735,979
Redeemable Cumulative Compounding Series B
 preferred stock, $0.001 par value;
 15% dividend rate per annum, 714.286 shares
 authorized, issued and outstanding                   1,802,919        1,274,671
Redeemable Cumulative Compounding Junior
 preferred stock, $0.001 par value; 12%
 dividend rate per annum, 33,000 shares
 authorized, issued and outstanding                  29,165,660       26,808,053

Class A common stock, $0.001 par value; one
 vote per share; 150,000,000 shares authorized,
 26,137,026 shares issued and outstanding                26,137           26,042
Class B common stock, $0.001 par value; ten
 votes per share, 30,000,000 shares authorized,
 8,311,639 shares issued and outstanding                  8,312            8,312
Class C common stock, $0.001 par value; non-
 voting; 12,500,000 shares authorized, 0 shares
 issued and outstanding                                    --               --
Class C common stock warrants                         5,338,952        5,338,952
Stock subscription notes receivable                     (76,833)         (77,666)
Additional paid-in capital                           33,835,759       20,647,647
Deferred option plan compensation                    (2,584,078)            --
Accumulated deficit                                 (29,217,771)      (8,923,897)
                                                   ------------     ------------
Commitments and contingencies
Total liabilities and stockholders' equity         $194,963,631     $152,670,381
                                                   ============     ============


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

- -------------------------------------------------------------------------------

                                                       For the Six Months
                                                          Ended June 30,
                                                      1995             1994
                                                           (Unaudited)
Revenue:
  Local and national advertising                  $ 40,454,900      $19,715,590
  Retail and other                                   2,497,723          996,325
  Trade                                              1,403,725          801,846
                                                  ------------      -----------
         Total revenue                              44,356,348       21,513,761

Operating expenses:
  Direct                                            11,554,850        6,277,662
  Programming                                        5,940,066        2,995,697
  Sales and promotion                                4,473,186        2,417,421
  Technical                                          2,147,289          863,373
  General and administrative                         9,989,674        4,801,749
  Trade                                              1,193,843        1,012,316
  Time brokerage agreement fees                        549,947          225,000
  Sports rights fees                                 1,019,355             --
  Option plan compensation                           9,404,129             --
  Program rights amortization                          777,057             --
  Depreciation and amortization                      8,054,256        5,265,913
                                                  ------------      -----------
Total operating expenses                            55,103,652       23,859,131
                                                  ------------      -----------

Income (loss)from operations                       (10,747,304)      (2,345,370)

Other income (expense):
  Interest expense, net                             (4,308,646)      (1,390,715)
  Other income, net                                    (13,763)         223,084
                                                  ------------      -----------

Loss before income tax benefit                     (15,069,713)      (3,513,001)

Income tax benefit                                     640,000        1,396,000
                                                  ------------      -----------

Net loss                                           (14,429,713)      (2,117,001)

Dividends and accretion on preferred stock
  and common stock warrants                         (5,864,161)      (1,587,058)
                                                  ------------      -----------

Net loss attributable to common stock and
  common stock equivalents                        $(20,293,874)     $(3,704,059)
                                                  ============      ===========

Net loss per share                                $       (.42)     $      (.06)

Dividends and accretion on preferred stock
  and common stock warrants per share                     (.17)            (.05)
                                                  ------------      -----------

Net loss attributable to common
  stock and common stock equivalents per share    $       (.59)     $      (.11)
                                                  ============      ===========

Weighted average shares outstanding
  primary & fully diluted                           34,401,282       32,506,032
                                                  ============      ===========


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

- -------------------------------------------------------------------------------

                                                      For the Three Months
                                                          Ended June 30,
                                                      1995             1994
                                                           (Unaudited)
Revenue:
  Local and national advertising                 $  21,971,676    $  11,174,281
  Retail and other                                   1,006,757          559,037
  Trade                                                758,212          415,285
                                                 -------------    -------------
         Total revenue                              23,736,645       12,148,603

Operating expenses:
  Direct                                             5,920,695        3,397,770
  Programming                                        2,813,262        1,596,419
  Sales and promotion                                2,293,673        1,234,622
  Technical                                          1,168,083          479,840
  General and administrative                         5,331,824        2,818,396
  Trade                                                722,302          516,837
  Time brokerage agreement fees                        310,899          225,000
  Sports rights fees                                   (22,227)            --
  Option plan compensation                           9,404,129             --
  Program rights amortization                          425,222             --
  Depreciation and amortization                      4,269,627        2,855,767
                                                 -------------    -------------
Total operating expenses                            32,637,489       13,124,651
                                                 -------------    -------------

Income (loss)from operations                        (8,900,844)        (976,048)

Other income (expense):
  Interest expense, net                             (2,514,487)        (782,351)
  Other income, net                                    (81,398)          44,023
                                                 -------------    -------------
Loss before income tax benefit                     (11,496,729)      (1,714,376)

Income tax benefit                                     320,000        1,396,000
                                                 -------------    -------------

Net loss                                           (11,176,729)        (318,376)

Dividends and accretion on preferred stock
  and common stock warrants                         (3,673,209)        (803,254)
                                                 -------------    -------------

Net loss attributable to common stock and
  common stock equivalents                       $ (14,849,938)   $  (1,121,630)
                                                 =============    =============

Net loss per share                               $        (.32)   $        (.01)

Dividends and accretion on preferred stock
  and common stock warrants per share                     (.11)            (.02)
                                                 -------------    -------------

Net loss attributable to common
  stock and common stock equivalents per share   $        (.43)   $        (.03)
                                                 =============    =============

Weighted average shares outstanding
  primary & fully diluted                           34,448,665       32,506,032
                                                 =============    =============


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Changes in Common Stockholders' Equity

- --------------------------------------------------------------------------------

                                                                                          Class C       Stock
                                               Common Stock                                Common    Subscription
                                ---------------------------------------     Common         Stock        Notes
                                  Class A        Class B      Class C        Stock        Warrants    Receivable
BALANCE AT DECEMBER 31, 1993                                              $         1
RECAPITALIZATION OF
  COMMON STOCK                  $    15,791    $     5,264                         (1)
STOCK ISSUED FOR
  ANG ACQUISITION                     1,570            277                                            $(77,666)
NET PROCEEDS FROM ISSUANCE OF
  COMMON STOCK WARRANTS                                                                  $5,338,952
DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK
ACCRETION ON REDEEMABLE
  SECURITIES
NET LOSS
STOCK DIVIDEND                        8,681          2,771
                                -----------    -----------   ---------    -----------    ----------   --------
BALANCE AT DECEMBER 31, 1994         26,042          8,312           0              0     5,338,952    (77,666)

STOCK ISSUED FOR COOKEVILLE
  ACQUISITION (UNAUDITED)                95
DEFERRED OPTION PLAN COMPENSATION
  (UNAUDITED)
OPTION PLAN COMPENSATION (UNAUDITED)
NOTE REPAYMENT (UNAUDITED)                                                                                 833
DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK (UNAUDITED)
ACCRETION ON REDEEMABLE
  SECURITIES (UNAUDITED)
NET LOSS
(UNAUDITED)
                                -----------    -----------   ---------    -----------    ----------   --------
BALANCE AT JUNE 30, 1995
  (UNAUDITED)                   $    26,137    $     8,312   $       0    $         0    $5,338,952   $(76,833)
                                ===========    ===========   =========    ===========    ==========   ========

                                Additional       Deferred
                                  Paid-in       Option Plan      Accumulated
                                  Capital      Compensation        Deficit
BALANCE AT DECEMBER 31, 1993    $16,895,623    $                $   (776,367)
RECAPITALIZATION OF
  COMMON STOCK                      (21,054)
STOCK ISSUED FOR
  ANG ACQUISITION                 3,784,530
NET PROCEEDS FROM ISSUANCE OF
  COMMON STOCK WARRANTS
DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK                                                 (2,216,137)
ACCRETION ON REDEEMABLE
  SECURITIES                                                      (1,169,319)
NET LOSS                                                          (4,762,074)
STOCK DIVIDEND                      (11,452)
                                -----------    -----------      ------------
BALANCE AT DECEMBER 31, 1994     20,647,647                       (8,923,897)

STOCK ISSUED FOR COOKEVILLE
  ACQUISITION (UNAUDITED)         1,199,905
DEFERRED OPTION PLAN COMPENSATION
  (UNAUDITED)                    11,988,207    (11,988,207)
OPTION PLAN COMPENSATION (UNAUDITED)             9,404,129
NOTE REPAYMENT (UNAUDITED)
DIVIDENDS ON REDEEMABLE
  PREFERRED STOCK(UNAUDITED)                                      (3,465,829)
ACCRETION ON REDEEMABLE
  SECURITIES (UNAUDITED)                                          (2,398,332)
NET LOSS (UNAUDITED)                                             (14,429,713)
                                -----------    -----------      ------------
BALANCE AT JUNE 30, 1995
  (UNAUDITED)                   $33,835,759    $(2,584,078)     $(29,217,771)
                                ===========    ===========      ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows

- --------------------------------------------------------------------------------

                                                         For the Six Months
                                                           Ended June 30,
                                                        1995            1994
                                                            (Unaudited)
Cash flows from operating activities:
  Net loss                                         $(14,429,713)   $ (2,117,001)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                       8,054,256       5,265,913
  Program rights amortization                           777,057            --
  Option plan compensation                            9,404,129            --
  Provision for doubtful accounts                       325,294         119,938
  Income tax benefit                                   (640,000)     (1,396,000)
  Minority interest in net loss                            --           (86,667)
  Decrease (increase) in accounts receivable            232,653         178,857
  Decrease (increase) in prepaid expenses and
   other current assets                                 187,121        (250,182)
  Increase in intangible assets                            --              --
  Decrease (increase) in other assets                (2,454,459)         77,094
  Increase (decrease) in accounts payable and
   accrued liabilities                               (1,665,530)        920,994
                                                   ------------    ------------

  Net cash provided by (used in) operating
      activities                                       (209,192)      2,712,946
                                                   ------------    ------------

Cash flows for investing activities:
  Acquisitions of broadcasting properties           (45,110,012)    (12,646,293)
  Deposits on broadcasting properties                (2,392,000)     (3,500,000)
  Increase in related party note receivable            (500,000)           --
  Purchases of property and equipment                (9,589,477)     (1,485,143)
                                                   ------------    ------------

  Net cash used for investing activities            (57,591,489)    (17,631,436)
                                                   ------------    ------------

Cash flows from financing activities:
  Increase in related party note payable                   --         7,700,000
  Proceeds from long-term debt                       49,980,000       3,000,000
  Payments of loan origination costs                 (5,002,634)           --
  Payments of long-term debt                           (109,129)       (400,731)
  Payments for program rights                          (230,027)           --
                                                   ------------    ------------

  Net cash provided by financing activities          44,638,210      10,299,269
                                                   ------------    ------------

Decrease in cash and cash equivalents               (13,162,471)     (4,619,221)
                                                   ------------    ------------

Cash and cash equivalents at beginning of period     21,571,658       7,019,747
                                                   ------------    ------------

Cash and cash equivalents at end of period         $  8,409,187    $  2,400,526
                                                   ============    ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

- --------------------------------------------------------------------------------

                                                       For the Six Months
                                                         Ended June 30,
                                                       1995          1994
                                                           (Unaudited)
Supplemental disclosures of cash flow information:

  Cash paid for interest                            $ 4,249,482   $1,244,212
                                                    ===========   ==========

  Cash paid for income taxes                        $       --    $      --
                                                    ===========   ==========

Non-cash operating and financing activities:

  Issuance of common stock for Cookeville
    partner buyout                                  $ 1,200,000   $      --
                                                    ===========   ==========

  Dividends on redeemable preferred stock           $ 3,465,829   $1,046,425
                                                    ===========   ==========

  Accretion on redeemable securities                $ 2,398,332   $  540,633
                                                    ===========   ==========

  Trade revenue                                     $ 1,403,725   $  801,846
                                                    ===========   ==========

  Trade expense                                     $ 1,193,843   $1,012,316
                                                    ===========   ==========


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendments to Form 10-Q

The Company amends by this filing its quarterly report on Form 10-Q for the quarter ended June 30, 1995 for the following matters:

Stock Incentive Plan Compensation -- During the fiscal quarter ended June 30, 1995, the Company granted to employees 1,821,916 non-qualified stock options ("Stock Options") under the Paxson Communications Corporation Stock Incentive Plan (the "Plan"). The Stock Options are exercisable at $3.42 per share for Class A Common Stock of the Company (the "Common Stock") and vest ratably over a five year period, except with respect to Stock Options granted to certain individuals which provide for shorter vesting schedules. The Company conferred with its independent certified public accountants, Price Waterhouse LLP, as to the use of the Company's prior independent valuation of the Common Stock in determining the value of the Stock Options and the appropriate expense to be recognized by the Company in connection with the granting thereof to employees. The Company did not recognize any option plan compensation expense for the quarter ended June 30, 1995. After the filing of the Company's second quarter report on Form 10-Q on August 14, 1995, the Company's independent certified public accountants advised the Company that a different valuation, based upon the quoted market price of the Company's Common Stock was required to be used in determining the value of the Stock Options. The Company's application of this market price valuation to the Stock Options resulted in a higher valuation of such Stock Options and in a non-cash charge of $9.4 million to the earnings reported in the Form 10-Q filed August 14, 1995.

     - Redeemable Class A and B Common Stock Warrant Accretion - The Company's
130.3777 redeemable common stock warrants entitle the holders to purchase 2,709,129 shares of Class A Common Stock and 903,044 shares of Class B Common Stock, or approximately 9% of all Common Stock. Due to an increase in the value of the underlying Common Stock, the Company has recognized additional accretion of $1,458,000 on these warrants for the six months ended June 30, 1995. The Common Stock warrants contain a put provision requiring the Company to repurchase any warrants, at the option of the holder, at the fair market value per share of the Common Stock on or after the seventh anniversary of the original issue date (December 15, 2000). The difference between the fair market value of the redeemable Common Stock warrants at their date of issue and their redemption values will be accreted on a straight line method over the life of the warrants.

Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of June 30, 1995 and for the six month and three month periods ended June 30, 1995 and 1994, are unaudited. In the opinion of management with the amended items noted above, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no significant changes in accounting policies since the period ended December 31, 1994. The composition of accounts has changed to reflect the incorporation of the: stock incentive plan option grants, the operations of acquisitions discussed below and the reclassification of related party notes receivable amounts to long term assets. This note reclassification to long-term is in anticipation of pending revisions of certain station ownership regulation restrictions that could allow the Company's subsequent acquisition of the underlying stations.

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

Pro Forma Financial Information

The following represents the unaudited pro forma results of operations as if the acquisitions and time brokerage agreements described in Item 2 of Part I had been completed at the beginning of 1995 and 1994, after going effect to certain adjustments, including increased depreciation and amortization of property and equipment and intangible assets and interest expense for acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of these dates, nor are the results indicative of the Company's future results of operations.

                                                        For the Six Months
                                                           Ended June 30,
                                                       1995            1994
                                                            (Unaudited)
Revenues                                           $ 47,940,297    $ 36,274,055
                                                   ============    ============

Broadcast cash flow                                $ 12,039,367    $  6,031,268
                                                   ============    ============

Income (loss) from operations                      $(12,538,058)   $ (9,035,647)
                                                   ============    ============

Net loss                                           $(22,200,940)   $(16,110,543)
                                                   ============    ============

Net loss per share                                 $       (.65)   $       (.50)
                                                   ============    ============

Pro forma weighted average shares
 outstanding primary and fully diluted               34,401,282      32,506,032
                                                   ============    ============


                                                       For the Three Months
                                                          Ended June 30,
                                                       1995            1994
                                                            (Unaudited)
Revenues                                           $ 24,600,296    $ 18,117,067
                                                   ============    ============

Broadcast cash flow                                $  7,379,542    $  3,893,901
                                                   ============    ============

Income (loss) from operations                      $ (9,946,689)   $ (4,269,002)
                                                   ============    ============

Net loss                                           $(15,143,529)   $ (7,526,177)
                                                   ============    ============

Net loss per share                                 $       (.44)   $       (.23)
                                                   ============    ============

Pro forma weighted average shares
 outstanding primary and fully diluted               34,448,665      32,506,032
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

                                         DATE OF          COMMENCEMENT DATE
STATION          MARKET                  ACQUISITION      OF BROKERAGE AGREEMENT
- -------          ------                  -----------      ----------------------
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

                            STATEMENTS OF OPERATIONS

                                                FOR THE SIX MONTHS ENDED
                                                        JUNE 30,

                                             1995         1994        % CHANGE
                                             ----         ----        --------
Revenues                                    100.0%       100.0%
Operating Expenses:
  Direct                                     26.1%        29.2%        -10.6%
  Programming                                13.4         13.9          -3.6
  Sales and promotion                        10.1         11.2          -9.8
  Technical                                   4.8          4.0          20.0
  General and administrative                 22.5         22.3           0.9
  Trade                                       2.7          4.7         -42.6
  Time brokerage agreement fees               1.2          1.0          20.0
  Option plan compensation                   21.2          0.0         100.0
  Sport rights fees                           2.3          0.0         100.0
  Program rights amortization                 1.7          0.0         100.0
  Depreciation and amortization              18.2         24.5         -25.7
                                            -----        -----        ------

Total operating expenses                    124.2        110.8          12.1
                                            -----        -----        ------

Income (loss) from operations               -24.2        -10.8         124.1

Other income (expense);
  Interest expense, net                      -9.7         -6.5          49.2
  Other income (expense) net                  0.0          1.0        -100.0

Loss before income tax benefit              -33.9        -16.3         108.0

Income tax benefit                            1.4          6.5         -78.5
                                            -----        -----        ------

Net loss                                    -32.5%        -9.8%        231.6
                                            =====        =====        ======

                            STATEMENTS OF OPERATIONS

                                                FOR THE THREE MONTHS ENDED
                                                         JUNE 30,

                                             1995          1994        % CHANGE
                                             ----          ----        --------
Revenues                                    100.0%        100.0%
Operating Expenses:
  Direct                                     24.9%         28.0%        -11.1%
  Programming                                11.9          13.1          -9.2
  Sales and promotion                         9.7          10.2          -4.9
  Technical                                   4.9           3.9          25.6
  General and administrative                 22.5          23.2          -3.0
  Trade                                       3.0           4.3         -30.2
  Time brokerage agreement fees               1.3           1.9         -31.6
  Option plan compensation                   39.6           0.0         100.0
  Sport rights fees                          -0.1           0.0        -100.0
  Program rights amortization                 1.8           0.0         100.0
  Depreciation and amortization              18.0          23.5         -23.4
                                            -----         -----      --------

Total operating expenses                    137.5         108.1          27.2
                                            -----         -----      --------

Income (loss) from operations               -37.5          -8.1         363.0
                                            -----         -----      --------

Other income (expense);
  Interest expense, net                     -10.6          -6.4          65.6
  Other income (expense) net                 -0.3           0.4         175.0
                                            -----         -----      --------

Loss before income tax benefit              -48.4         -14.1         243.3
                                            -----         -----      --------

Income tax benefit                            1.3          11.5         -88.7
                                            -----         -----      --------

Net loss                                    -47.1          -2.6%      1,711.5%
                                            =====         =====      ========

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Consolidated revenues for the six months ended June 30, 1995 increased 107% (or $22.9 million) to $44.4 million from $21.5 million for the six months ended June 30, 1994. This increase was primarily due to the acquisition of WPBF (TV-25) on July 1, 1994 and the additional television acquisitions and time brokerage operations discussed above.

Operating expenses for the six months ended June 30, 1995 increased 131.0% (or $31.2 million) to $55.1 million from $23.9 million for the six months ended June 30, 1994. The increase was primarily due to the costs of operating these newly acquired television stations, direct expenses such as commissions which rise in proportion to revenues, higher corporate overhead, specifically option plan compensation, and higher depreciation and amortization related to assets acquired. Further, based on the vesting formula associated with the options granted under the Stock Incentive Plan, the Company expects to recognize additional compensation expense (related to the Company's Stock Incentive Plan) over the next five years in the aggregate amount of approximately $2.6 million.

Broadcast cash flow for the six months ended June 30, 1995 increased 150% (or $6.6 million) to $11 million, from $4.4 million for the six months ended June 30, 1994. The increase in broadcasting cash flow was a direct result of acquisitions and improved performance of existing properties.

Net interest expense for the six months ended June 30, 1995 increased to $4.3 million from $1.4 million for the six months ended June 30, 1994, an increase of 207% primarily due to a greater level of long-term debt throughout the period and higher borrowing rates. As a result of acquisitions, at June 30, 1995, long-term debt was $132.3 million, or 61% higher than the $82.4 million outstanding a year prior.

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

Operating expenses for the three months ended June 30, 1995 increased 148.7% (or $19.5 million) to $32.6 million from $13.1 million for the three months ended June 30, 1994. The increase was primarily due to the costs of operating these newly acquired television stations, direct expenses such as commissions which rise in proportion to revenues, higher corporate overhead, including option plan compensation, and higher depreciation and amortization related to assets acquired.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 1995 and December 31, 1994 was $7.8 million and $26.4 million, respectively, and the ratio of current assets to current liabilities was 1.48:1 and 3.11:1, on such dates respectively. Working capital decreased primarily due to acquisitions previously discussed, and an increase in the current portion of long-term debt.

Cash provided by (used in) operations of $(.2) million and $2.7 million for the six months ended June 30, 1995 and 1994, respectively, reflect the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense and increases in other assets. Cash used for investing activities primarily reflects the acquisitions of WTGI(TV-61), WTWS(TV-26), WGOT(TV-60), KZKI(TV-30), KLXV(TV-65), WSJT(FM), WFTL(AM) and purchases of equipment for these and existing properties. Cash provided by financing activities primarily reflects the proceeds from borrowings of long-term debt. In addition the Company advanced $500,000 to The Christian Network, Inc. during the second quarter under a demand note bearing interest at prime rate.

Non-cash activity relates to option plan compensation, reciprocal trade advertising revenue and expense, as well as dividends and accretion on the preferred stock and common stock warrants.

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

The Company believes that cash flow from operations will be sufficient to make scheduled interest payments under the existing credit facilities and meet working capital requirements for its mature properties. The Company periodically evalutes its credit facilities. Currently, the Company is negotiating new financings that could result in the retirement of one or more if its two existing senior credit facilities and increase the Company's borrowing capabilities for additional acquisitions and other purposes. Such financings could result in the Company writing off prior to December 31, 1995 up to approximately $11 million in loan origination costs relating to its two existing senior credit facilities.

ACQUISITION COMMITMENTS

The Company has agreements to purchase significant assets of the following television stations all of which are subject to various conditions, including the receipt of regulatory approvals:

                                                                  PURCHASE
STATION                       MARKET SERVED                         PRICE
- -------                       -------------                         -----
KTFH(TV-49)                   Houston, TX (1)                    $ 7,900,000
Channel 68                    Dallas, TX (2)                     $ 2,000,000
WHKE(TV-55)                   Milwaukee, WI (4)                  $ 2,500,000
WIRB(TV-56)                   Orlando, FL (3)(4)                 $ 3,800,000
KUBD(TV-59)                   Denver, CO (4)                     $ 6,500,000
WOAC(TV-67)                   Cleveland, OH  (5)                 $ 6,600,000
WTJC(TV-26)                   Dayton, OH (4)                     $ 3,500,000
WYVN(TV-60)                   Washington, DC(2)                  $ 1,900,000

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

Items 2-3.  Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on June 1, 1995. At the meeting, all seven of the Company's existing directors were re-elected for one year terms. Proposals to amend the Certificates of Designation with respect to the Company's 15% Cumulative Compounding Redeemable Preferred Stock (the "15% Preferred Proposal") and Series B 15% Cumulative Compounding Redeemable Preferred Stock (the "Series B Preferred Proposal") to conform the provisions of such Certificates of Designation with the Company's contractual obligations with the holders of the preferred stock governed by such Certificates of Designation were approved. In addition, the Company's proposal to change its name from "Paxson Communications Corp." to "Paxson Communications Corporation" was approved. The appointment of Price Waterhouse LLP as the Company's independent certified public accountants was also ratified.

The number of votes cast for, cast against and withheld, as well as the number of broker nonvotes with respect to the election of five of the directors is set forth below:

Director                        For               Withheld                 Broker Nonvotes
- --------                        ---               --------                 ---------------
Lowell W. Paxson           108,478,692              271                         422,464

James B. Bocock            108,478,613              350                         422,464

Arthur D. Tek              108,478,613              350                         422,464

J. Patrick Michaels, Jr.   108,478,613              350                         422,464

S. William Scott           108,478,613              350                         422,464


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


Item 5.  Other Matters.  Not Applicable


Item 6. Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

EXHIBIT NO.      DESCRIPTION

   10.1 Asset Purchase Agreement, dated January 31, 1995, between Gary A. Rosen in his capacity as Bankruptcy Trustee for Flying A
         Communications, Inc. and Paxson Communications Corp.*

   10.2 Real Estate Sale and Purchase Agreement, dated as of May 18, 1995, by and between F&M Bank - Martinsburg and Paxson Communications of Washington-60, Inc.*

   10.3 Asset Purchase Agreement, dated as of June 1, 1995, by and between Channel 26 of Dayton, Inc. and Video Mall Communications, Inc. for Television Station WTJC-TV, Springfield, Ohio*

   10.4 Asset Purchase Agreement, dated as of May 23, 1995, by and among Whitehead Media, Inc., Morton J. Kent and Canton, Inc. for Television Station WOAC(TV) Canton, Ohio*

   10.5  Credit Agreement, dated as of May 17, 1995, among Paxson
         Communications Television, Inc. and Merrill Lynch Capital Corporation, As Arranger and Syndication Agent, and Canadian Imperial Bank of Commerce, New York Agency, Administrative Agent and Collateral
         Agent*

   10.6 Loan Agreement, dated as of September 22, 1994, among Paxson Communications Corp. and Whitehead Media Inc.*

   10.7 Amendment to Loan Agreement, dated October 3, 1994, among Paxson Communications Corp. and Whitehead Media Inc.*

   10.8 Second Amendment to Loan Agreement, dated August 4, 1995, among Paxson Communications Corporation and Whitehead Media Inc.*

   -------------------
   *     Previously filed

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



Date: August 30, 1995               By:  /s/ Lowell W. Paxson
                                         ----------------------
                                         Lowell W. Paxson
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer





Date: August 30, 1995               By:  /s/ Arthur D. Tek
                                         -------------------
                                         Arthur D. Tek
                                         Vice President, Chief
                                         Financial Officer, Director