Form 10-Q
period 1995-09-30
PAXSON COMMUNICATIONS CORP
filed 1995-11-14
CIK 923877

                                  FORM 10-Q

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 1995
                                        --------------------------

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -----------

         Commission File Number 1-13452
                                -------

                      PAXSON COMMUNICATIONS CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              DELAWARE                                      59-3212788
   -------------------------------                    ----------------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                      Identification No.)


   601 CLEARWATER PARK ROAD
   WEST PALM BEACH, FLORIDA                                    33401
   -------------------------------                    ----------------------
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

YES   X       NO
     ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common and preferred stock, as of November 13, 1995:


       CLASS OF STOCK                                   NUMBER OF SHARES
----------------------------                       --------------------------
COMMON STOCK-CLASS A, $0.001
PAR VALUE PER SHARE     ----------------------------        26,163,226
COMMON STOCK-CLASS B, $0.001
PAR VALUE PER SHARE            ---------------------         8,311,640
REDEEMABLE CUMULATIVE SENIOR
PREFERRED STOCK, $0.001 PAR VALUE   ----------------             2,000
REDEEMABLE CUMULATIVE SERIES B
PREFERRED STOCK, $0.001 PAR VALUE   ----------------           714.286
REDEEMABLE CUMULATIVE JUNIOR
PREFERRED STOCK, $0.001 PAR VALUE   ----------------            33,000


PAXSON COMMUNICATIONS CORPORATION

INDEX
--------------------------------------------------------------------------------

                                                                                                               Page
                                                                                                               ----
Part I -         Financial Information

         Item 1.  Financial Statements
                  --------------------

                 Consolidated Balance Sheets
                 September 30, 1995 and December 31, 1994                                                      3-4

                 Consolidated Statements of Operations
                 Nine Months Ended September 30, 1995
                 and September 30, 1994                                                                        5

                 Consolidated Statements of Operations
                 Three Months Ended September 30, 1995
                 and September 30, 1994                                                                        6

                 Consolidated Statements of Changes in
                 Common Stockholders' Equity                                                                   7

                 Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1995
                 and September 30, 1994                                                                        8-9

                 Notes to Consolidated Financial Statements                                                    10-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                12-17

Part II -        Other Information

         Item 1.  Legal Proceedings                                                                            18

         Item 2.  Changes in Securities                                                                        18

         Item 3.  Defaults upon Senior Securities                                                              18

         Item 4.  Submission of Matters to a Vote of
                    Security Holders                                                                           18

         Item 5.  Other Information                                                                            18

         Item 6.  Exhibits and Reports on Form 8-K                                                             18

         Signatures                                                                                            19


PAXSON COMMUNICATIONS CORPORATION

Consolidated Balance Sheets
------------------------------------------------------------------------------


                                                                            September 30,      December 31,
                                                                                1995              1994
 ASSETS                                                                      (Unaudited)
 Current assets:
   Cash and cash equivalents                                                $ 57,945,458       $ 21,571,658
   Accounts receivable, less allowance for doubtful accounts of
     $836,403 and $556,950 respectively                                       14,172,666         13,569,198
   Prepaid expenses and other current assets                                   1,558,525          1,579,954
   Current deferred income taxes                                                 194,940            194,940
   Current program rights                                                      1,182,436          1,980,000
                                                                            ------------       ------------

        Total current assets                                                  75,054,025         38,895,750

 Property and equipment, net                                                  75,063,826         45,350,430
 Intangible assets, net                                                       87,686,913         53,350,967
 Investments in broadcast properties                                          28,013,671                  -
 Other assets, net                                                            15,244,694         13,078,346
 Related party notes receivable                                                2,500,000          1,750,000
 Program rights, net                                                             366,344            244,888
                                                                            ------------       ------------

        Total assets                                                        $283,929,473       $152,670,381
                                                                            ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued liabilities                                 $  6,047,737       $  5,123,691
   Current portion of program rights payable                                   1,055,599            986,562
   Related party note payable                                                  1,200,000                  -
   Current portion of long-term debt                                             333,009          6,393,415
                                                                            ------------       ------------

        Total current liabilities                                              8,636,345         12,503,668

 Program rights payable                                                          637,043            562,770
 Long-term debt                                                                2,664,786         76,013,542
 Deferred income taxes                                                           605,145          1,474,940
 Minority interest                                                                     -          1,217,314
 Senior subordinated notes, net                                              227,311,106                  -





          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

------------------------------------------------------------------------------

  Redeemable Cumulative Compounding Senior preferred stock, $0.001 par value; 15% dividend rate per annum, 2,000 shares authorized, issued
    and outstanding                                                                  16,138,416         14,060,054
  Redeemable Class A & B common stock warrants                                        4,378,925          1,735,979
  Redeemable Cumulative Compounding Series B preferred stock, $0.001 par value; 15% dividend rate per annum, 714.286 shares authorized,
    issued and outstanding                                                            2,083,167          1,274,671
  Redeemable Cumulative Compounding Junior preferred stock, $0.001 par value; 12% dividend rate per annum, 33,000 shares authorized,
    issued and outstanding                                                           30,399,729         26,808,053
  Class A common stock, $0.001 par value; one vote per share;
    150,000,000 shares authorized, 26,157,226 shares issued and
    outstanding                                                                          26,157             26,042
  Class B common stock, $0.001 par value; ten votes per share,
    30,000,000 shares authorized, 8,311,640 shares issued and
    outstanding                                                                           8,312              8,312
  Class C common stock, $0.001 par value; non-voting; 12,500,000 shares
    authorized, 0 shares issued and outstanding                                               -                  -
  Class C common stock warrants                                                       5,338,952          5,338,952
  Stock subscription notes receivable                                                   (71,833)           (77,666)
  Additional paid-in capital                                                         33,904,823         20,647,647
  Deferred option plan compensation                                                  (2,179,102)                 -
  Accumulated deficit                                                               (45,952,498)        (8,923,897)
  Commitments and contingencies
                                                                                   ------------       ------------

         Total liabilities and stockholders' equity                                $283,929,473       $152,670,381
                                                                                   ============       ============





         The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations
------------------------------------------------------------------------------


                                                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                                   1995                 1994
                                                                                           (Unaudited)
     Revenue:
       Local and national advertising                                           $ 65,333,616        $ 36,450,956
       Retail and other                                                            3,837,003           1,557,979
       Trade                                                                       2,353,098           1,832,282
                                                                                ------------        ------------
         Total revenue                                                            71,523,717          39,841,217

     Operating expenses:
       Direct                                                                     17,624,276          11,108,734
       Programming                                                                 9,358,796           5,620,889
       Sales and promotion                                                         6,767,364           3,875,130
       Technical                                                                   3,674,362           1,428,195
       General and administrative                                                 15,912,555           7,906,908
       Trade                                                                       2,081,962           1,514,811
       Time brokerage agreement fees                                                 757,369             365,678
       Sports rights fees                                                          1,509,565             539,875
       Option plan compensation                                                    9,809,105                   -
       Program rights amortization                                                 1,291,754             452,710
       Depreciation and amortization                                              13,079,041           8,558,158
                                                                               -------------        ------------
     Total operating expenses                                                     81,866,149          41,371,088
                                                                               -------------        ------------
     Loss from operations                                                        (10,342,432)         (1,529,871)

     Other income (expense):
       Interest expense, net                                                      (7,853,189)         (3,190,568)
       Other income, net                                                             (45,773)            161,993
                                                                               -------------        ------------
     Loss before income tax benefit                                              (18,241,394)         (4,558,446)

     Income tax benefit                                                              960,000           1,769,000
                                                                               -------------        ------------
     Loss before extraordinary item                                              (17,281,394)         (2,789,446)

     Extraordinary item                                                          (10,625,727)                  -
                                                                               -------------        ------------
     Net loss                                                                    (27,907,121)         (2,789,446)
                                                                               -------------        ------------

     Dividends and accretion on preferred stock and common stock warrants         (9,121,480)         (2,407,459)
                                                                               -------------        ------------
     Net loss attributable to common stock and common stock equivalents        $ (37,028,601)       $ (5,196,905)
                                                                               =============        ============

     Net loss per share before extraordinary item                              $        (.50)       $       (.09)
     Extraordinary item                                                                 (.31)                  -
                                                                               -------------        ------------
     Net loss per share                                                                 (.81)               (.09)
     Dividends and accretion on preferred stock and common stock
       warrants per share                                                               (.27)               (.07)
                                                                               -------------        ------------
     Net loss attributable to common stock and common stock equivalents
       per share                                                               $       (1.08)       $       (.16)
                                                                               =============        ============

     Weighted average shares outstanding primary and fully diluted                34,404,800          32,506,032
                                                                               =============        ============





          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations
------------------------------------------------------------------------------

                                                                                    For the Three Months
                                                                                     Ended September 30,
                                                                                  1995                1994
                                                                                        (Unaudited)
  Revenue:
    Local and national advertising                                           $ 24,878,716        $ 16,735,366
    Retail and other                                                            1,339,280             561,654
    Trade                                                                         949,373           1,030,436
                                                                             -------------       ------------
      Total revenue                                                            27,167,369          18,327,456

  Operating expenses:
    Direct                                                                      6,069,426           4,831,072
    Programming                                                                 3,418,730           2,625,192
    Sales and promotion                                                         2,294,178           1,457,709
    Technical                                                                   1,527,073             564,822
    General and administrative                                                  5,922,881           3,105,159
    Trade                                                                         888,119             502,495
    Time brokerage agreement fees                                                 207,422             140,678
    Sports rights fees                                                            490,210             539,875
    Option plan compensation                                                      404,976                   -
    Program rights amortization                                                   514,697             452,710
    Depreciation and amortization                                               5,024,785           3,292,245
                                                                             ------------        ------------
  Total operating expenses                                                     26,762,497          17,511,957
                                                                             ------------        ------------
  Income from operations                                                          404,872             815,499

  Other income (expense):
    Interest expense, net                                                      (3,544,543)         (1,799,853)
    Other income, net                                                             (32,010)            (61,091)
                                                                             ------------        ------------
  Loss before income tax benefit                                               (3,171,681)         (1,045,445)

  Income tax benefit                                                              320,000             373,000
                                                                             ------------        ------------
  Loss before extraordinary item                                               (2,851,681)           (672,445)

  Extraordinary item                                                          (10,625,727)                  -
                                                                             ------------        ------------
  Net loss                                                                    (13,477,408)           (672,445)
                                                                             ------------        ------------

  Dividends and accretion on preferred stock and common stock warrants         (3,257,319)           (820,400)
                                                                             ------------        ------------

  Net loss attributable to common stock and common stock equivalents         $(16,734,727)       $ (1,492,845)
                                                                             ============        ============

  Net loss per share before extraordinary item                               $       (.08)       $       (.02)
  Extraordinary item                                                                 (.31)                  -
                                                                             ------------        ------------
  Net loss per share                                                                 (.39)               (.02)
  Dividends and accretion on preferred stock and common stock
    equivalents per share                                                            (.10)               (.02)
                                                                             ------------        ------------
  Net loss attributable to common stock and common stock equivalents
    per share                                                                $       (.49)       $       (.04)
                                                                             ============        ============

  Weighted average shares outstanding primary and fully diluted                34,458,766          33,430,116
                                                                             ============        ============



          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Changes in Common Stockholders' Equity
------------------------------------------------------------------------------

                                                      Common Stock
                                                      ------------
                                                                                                           Stock
                                                Class     Class     Class    Common      Class C       Subscription
                                                  A        B         C       Stock     Common Stock        Notes
                                                                                         Warrants        Receivable
     Balance at December 31, 1993
     Recapitalization of common
       stock                                   $15,791   $5,264              $     1
     Stock issued for ANG
       acquisition                               1,570      277                   (1)                       $(77,666)
     Net proceeds from issuance of
       common stock warrants                                                             $5,338,952
     Dividends on redeemable
       preferred stock
     Accretion on redeemable
       securities
     Net Loss
     Stock dividend                              8,681    2,771
                                               -------   ------    ------    -------     ----------         --------
     Balance at December 31, 1994               26,042    8,312    $    0          0      5,338,952          (77,666)
     Stock issued for Cookeville
       acquisition (unaudited)                      95
     Deferred Option Plan
       Compensation (unaudited)
     Option plan compensation
       (unaudited)
     Stock options exercised
       (unaudited)                                  20
     Note repayments (unaudited)                                                                               5,833
     Dividends on redeemable
       preferred stock(unaudited)
     Accretion on redeemable
       securities (unaudited)
     Net loss (unaudited)
                                               -------   ------    ------    -------     ----------         --------
     Balance at September 30,
       1995 (unaudited)                        $26,157   $8,312    $    0    $     0     $5,338,952         $(71,833)
                                               =======   ======    ======    =======     ==========         ========




                                         Additional      Deferred Option
                                          Paid-in             Plan            Accumulated
                                          Capital         Compensation          Deficit

     Balance at December 31, 1993        $16,895,623                          $   (776,367)
     Recapitalization of common
       stock                                 (21,054)
     Stock issued for ANG
       acquisition                         3,784,530
     Net proceeds from issuance of
       common stock warrants
     Dividends on redeemable
       preferred stock                                                          (2,216,137)
     Accretion on redeemable
       securities                                                               (1,169,319)
     Net Loss                                                                   (4,762,074)
     Stock dividend                          (11,452)
                                         -----------       -----------        -------------
     Balance at December 31, 1994         20,647,647       $         0          (8,923,897)
     Stock issued for Cookeville
       acquisition (unaudited)             1,199,905
     Deferred Option Plan
       Compensation (unaudited)           11,988,207       (11,988,207)
     Option plan compensation
       (unaudited)                                           9,809,105
     Stock options exercised
       (unaudited)                            69,064
     Note repayments (unaudited)
     Dividends on redeemable
       preferred stock(unaudited)                                               (5,507,650)
     Accretion on redeemable
       securities (unaudited)                                                   (3,613,830)
     Net loss (unaudited)                                                      (27,907,121)
                                        ------------       -----------        ------------
     Balance at September 30,
       1995 (unaudited)                  $33,904,823       $(2,179,102)       $(45,952,498)
                                         ===========       ===========        ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                  1995                  1994
                                                                                         (Unaudited)
 Cash flow from operating activities:
   Net loss                                                                   $ (27,907,121)        $ (2,789,446)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
   Depreciation and amortization                                                 13,079,041            8,558,158
   Option plan compensation                                                       9,809,105                    -
   Program rights amortization                                                    1,291,754              992,585
   Provision for doubtful accounts                                                  653,602              271,938
   Income tax benefit                                                              (960,000)          (1,769,000)
   Loss on sale of assets                                                            98,556                    -
   Minority interest in net loss                                                          -               (6,425)
   Extraordinary loss on write-off of loan costs                                 10,625,727                    -
   Increase in accounts receivable                                               (1,257,071)          (1,623,908)
   Decrease (increase) in prepaid expenses and other current assets                  21,432             (312,638)
   Increase in intangible assets                                                 (1,200,000)                   -
   Increase in other assets                                                      (1,056,165)          (1,005,814)
   Increase in accounts payable and accrued liabilities                             924,046            1,060,230
                                                                              -------------         ------------
   Net cash provided by operating activities                                      4,122,906            3,375,680
                                                                              -------------         ------------

 Cash flows from investing activities:
   Acquisitions of broadcast properties                                         (53,847,917)         (55,052,599)
   Deposits on broadcast properties                                              (2,660,000)          (1,220,000)
   Increase in related party note receivable                                       (750,000)                   -
   Proceeds from sale of fixed assets                                               716,820                    -
   Investments in broadcast properties                                          (28,013,671)                   -
   Purchase of property and equipment                                           (18,864,364)          (4,604,001)
                                                                              -------------         ------------
   Net cash used for investing activities                                      (103,419,132)         (60,876,600)
                                                                              -------------         ------------

 Cash flows from financing activities:
   Increase in related party note payable                                         1,200,000            7,700,000
   Proceeds from long-term debt                                                 317,539,000           50,000,000
   Payments of long-term debt                                                  (169,639,157)            (401,111)
   Payments of loan origination costs                                           (13,032,399)          (3,428,451)
   Proceeds from exercise of common stock options                                    69,084                    -
   Repayments of stock subscription notes receivable                                  5,833                    -
   Payments for program rights                                                     (472,335)            (257,200)
                                                                              -------------         ------------
   Net cash provided by financing activities                                    135,670,026           53,613,238
                                                                              -------------         ------------

 Increase (decrease) in cash and cash equivalents                                36,373,800           (3,887,682)
                                                                              -------------         ------------

 Cash and cash equivalents at beginning of period                                21,571,658            7,019,747
                                                                              -------------         ------------

 Cash and cash equivalents at end of period                                   $  57,945,458         $  3,132,065
                                                                              =============         ============

         The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

------------------------------------------------------------------------------

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                   1995                 1994
                                                                                          (Unaudited)
 Supplemental disclosures of cash flow information:

    Cash paid for interest                                                       $8,188,957           $2,770,489
                                                                                 ==========           ==========

    Cash paid for income taxes                                                            -                    -
                                                                                 ==========           ==========

 Non-cash operating and financing activities:

    Issuance of Common stock for Cookeville acquisition                          $1,200,000                    -
                                                                                 ==========           ==========
    Dividends on redeemable preferred stock                                      $5,507,650           $1,571,425
                                                                                 ==========           ==========
    Accretion on redeemable securities                                           $3,613,830           $  836,034
                                                                                 ==========           ==========
    Trade revenue                                                                $2,353,098           $1,832,282
                                                                                 ==========           ==========
    Trade expense                                                                $2,081,962           $1,514,811
                                                                                 ==========           ==========





          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of September 30, 1995 and for the nine month and three month periods ended September 30, 1995 and 1994, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1994. The composition of accounts has significantly changed since December 31, 1994 to reflect the operations of acquisitions discussed below, the issuance of $230,000,000 of 11 5/8% senior subordinated notes ("the Notes"), the extraordinary expense related to write-off of loan origination costs, inclusion of the stock incentive plan options and the reclassification of related party notes receivable amounts to long term assets. The Notes have been presented net of original issue discount. The Company has classified the notes receivable amounts advanced in conjunction with its financing of certain acquisitions of television properties for which it has long-term time brokerage agreements as Investments in broadcast properties. This classification reflects the Company's intent to purchase certain assets of the station from the licensee and the long-term nature of the time brokerage relationships.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes, and discussions should be read in conjunction with the December 31, 1994 financial statements and related footnotes and discussions contained in the Company's Form 10-K, filed with the United States Securities and Exchange Commission on March 31, 1995, Form 10-Q filed on May 12, 1995, Form 10-Q/A filed August 30, 1995, the definitive proxy statement filed by the Company on May 4, 1995 for the annual meeting of stock holders held June 1, 1995, Forms 8-K filed June 1, 1995 and August 19, 1995 and Forms 8-K/A filed July 31, 1995 and October 18, 1995. In conjunction with the issuance of the Notes the Company filed a Form S-4 with the Securities and Exchange Commission on October 27, 1995.

Pro Forma Financial Information

The following represents the unaudited pro forma results of operations as if the acquisitions and time brokerage arrangements described in Item 2 of Part I had been completed at the beginning of 1995 and 1994, after giving effect to certain adjustments, including increased depreciation and amortization of property and equipment and intangible assets and interest expense for acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of these dates, nor are the results indicative of the Company's future results of operations.

                                                                For the Nine Months
                                                                Ended September 30,
                                                                 1995           1994
                                                                    (Unaudited)
Revenues                                                     $ 80,791,755  $ 61,969,565
                                                             ============  ============
Broadcast cash flow                                          $ 21,185,459  $ 11,686,549
                                                             ============  ============
Loss from operations                                         $ (5,941,957) $(10,700,389)
                                                             ============  ============
Net loss attributable to common
  stock and common stock equivalents                         $(54,670,222) $(32,717,865)
                                                             ============  ============
Net loss attributable to common stock and
  common stock equivalents per share                         $      (1.59) $      (1.01)
                                                             ============  ============
Pro forma weighted average shares
  outstanding primary and fully diluted                        34,404,800    32,506,032
                                                             ============  ============



                                                               For the Three Months
                                                                Ended September 30,
                                                                1995            1994
                                                                    (Unaudited)
Revenues                                                     $ 28,575,947  $ 20,962,178
                                                             ============  ============
Broadcast cash flow                                          $  8,815,139  $  5,803,914
                                                             ============  ============
Loss from operations                                         $   (885,814) $ (1,593,871)
                                                             ============  ============
Net loss attributable to common
  stock and common stock equivalents                         $(32,422,596) $(22,435,631)
                                                             ============  ============
Net loss attributable to common stock and
  common stock equivalents per share                         $       (.94) $       (.67)
                                                             ============  ============
Pro forma weighted average shares
  outstanding primary and fully diluted                        34,458,766    33,430,116
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

                                                 DATE OF                COMMENCEMENT DATE
STATION            MARKET                        ACQUISITION            OF BROKERAGE AGREEMENT
-------            ------                        -----------            ----------------------
WROO(FM)           Jacksonville                  September 1991
WNZS(AM)           Jacksonville                  May 1993
WHPT(FM)           Tampa/St. Petersburg          November 1991
WHNZ(AM)           Tampa/St. Petersburg          November 1991
WZTA(AM)           Miami/Ft. Lauderdale          April 1992
WINZ(AM)           Miami/Ft. Lauderdale          April 1992
WWNZ(AM)           Orlando                       April 1992
WMGF(FM)           Orlando                       May 1993
WJRR(FM)           Orlando                       May 1993
WPLA(FM)           Jacksonville                  May 1993
WZNZ(AM)           Jacksonville                  May 1993
WLVE(FM)           Miami/Ft. Lauderdale          April 1993
WGSQ(FM)           Cookeville, TN                April 1994
WPTN(AM)           Cookeville, TN                April 1994
WTLK(TV-14)        Atlanta                       July 1994              April 1994
WCTD(TV-35)        Miami                         Option                 April 1994
WPBF(TV-25)        Palm Beach                    July 1994
WNZE(AM)           Tampa/St. Petersburg          February 1995          August 1994
WFCT(TV-66)        Tampa/St. Petersburg          Option                 August 1994
WWZN(AM)           Orlando                       December 1994
WIRB(TV-56)        Orlando                                              December 1994
WTGI(TV-61)        Philadelphia                  February 1995
KTFH(TV-49)        Houston                       July 1995              March 1995
WTWS(TV-26)        Hartford/New Haven            March 1995
WSJT(FM)           Tampa/St. Petersburg          March 1995
WGOT(TV-60)        Boston                        May 1995
KZKI(TV-30)        Los Angeles                   May 1995
KLXV(TV-65)        San Francisco                 June 1995
WFTL(AM)           Miami/Ft. Lauderdale          June 1995
KUBD(TV-59)        Denver                        Option                 August 1995
WTVX(TV-34)        Palm Beach                                           August 1995
WTJC(TV-26)        Dayton, Ohio                  Option                 October 1995
WYVN(TV-60)        Washington                    October 1995
WOAC(TV-67)        Cleveland                                            October 1995

In August and October 1995, the Company financed acquisitions by subsidiaries of the Christian Network, Inc. ("CNI") of WIRB(TV-56), KUBD(TV-59) and WTJC(TV-26), serving the Orlando, Florida; Denver, Colorado; and Dayton, Ohio markets, respectively. Upon consumation of these acquisitions CNI entered into time brokerage agreements with the Company. The Company has operated WIRB (TV-56) under an assignment of CNI's time brokerage agreement since December 1994.

In August and October 1995, the Company also financed the acquisitions of WTVX(TV-34) and WOAC (TV-67) serving the Palm Beach, Florida and Cleveland, Ohio markets, respectively, by Whitehead Media, Inc. ("Whitehead"). Upon consummation of these acquisitions, Whitehead entered into time brokerage agreements with the Company.

In October 1995, the Company acquired the license and certain assets of WYVN(TV-60), serving the Washington, D.C. market. The station is not presently on the air and the Company estimates spending $2,000,000 in build-out costs before broadcasting can begin.

On August 25, 1995, the Company and Lowell W. Paxson ("Paxson") its Chairman and Chief Executive Officer agreed with the Home Shopping Network, Inc. ("HSN") to, among other things, terminate HSN's rights under a consulting agreement containing various restrictions upon activities by Paxson that might be considered competitive with HSN, in consideration of a payment to HSN by the Company of $1,200,000. Shortly before the transaction with HSN, Mr. Paxson agreed with the Company that upon termination of HSN's rights under the consulting agreement, he will not compete with the Company for a period ending on December 31, 1999 (the date that HSN consulting agreement would have otherwise terminated). In conjunction with this transaction Paxson advanced $1,200,000 to the Company in the form of a note bearing interest at 6%. The Company repaid the note in October 1995. An intangible asset has been recorded for $1,200,000 which will be amortized through maturity of the agreement.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, selected financial information as a percentage of revenues and the period-to-period changes in such information.

                            STATEMENTS OF OPERATIONS


                                                     FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                               1995            1994          % CHANGE
                                               ----            ----          --------
Revenues                                      100.0%          100.0%
Operating Expenses:
  Direct                                       24.6%           27.9%           -11.8%
  Programming                                  13.1            14.1             -7.1
  Sales and promotion                           9.5             9.7             -2.1
  Technical                                     5.1             3.6             41.7
  General and administrative                   22.2            19.8             12.1
  Trade                                         2.9             3.8            -23.7
  Time brokerage agreement fees                 1.1             0.9             22.2
  Sport rights fees                             2.1             1.4             50.0
  Option plan compensation                     13.7             0.0                -
  Program rights amortization                   1.8             1.1             63.6
  Depreciation and amortization                18.3            21.5            -14.9
                                              -----           -----            -----
Total operating expenses                      114.4           103.8             10.2
                                              -----           -----            -----

Loss from operations                          -14.4            -3.8           -278.9
                                              -----           -----            -----

Other income (expense):
Interest expense, net                         -11.0            -8.0            -37.5
Other income net                               -0.1             0.4            125.0
                                              -----           -----            -----
Loss before income tax benefit                -25.5           -11.4           -123.7
                                              -----           -----           ------

Income tax benefit                              1.3             4.4             70.5
                                              -----           -----           ------

Loss before extraordinary item                -24.2%           -7.0%          -245.7%
                                              =====           =====           ======

                            STATEMENTS OF OPERATIONS


                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                               1995            1994           % CHANGE
                                               ----            ----           --------
Revenues                                      100.0%          100.0%
Operating Expenses:
  Direct                                       22.3%           26.4%           -15.5%
  Programming                                  12.6            14.3            -11.9
  Sales and promotion                           8.4             8.0              5.0
  Technical                                     5.6             3.1             80.6
  General and administrative                   21.8            16.9             29.0
  Trade                                         3.3             2.7             22.2
  Time brokerage agreement fees                 0.8             0.8              0.0
  Sport rights fees                             1.8             2.9            -37.9
  Option plan compensation                      1.5             0.0                -
  Program rights amortization                   1.9             2.5            -24.0
  Depreciation and amortization                18.5            18.0              2.8
                                              -----           -----            -----
Total operating expenses                       98.5            95.6              3.0
                                              -----           -----            -----

Income from operations                          1.5             4.4             65.9
                                              -----           -----            -----

Other income (expense):
Interest expense, net                         -13.0            -9.8            -32.7
Other income net                               -0.1            -0.3             66.7
                                              -----           -----            -----
Loss before income tax benefit                -11.6            -5.7           -103.5
                                              -----           -----            -----

Income tax benefit                              1.2             2.0            -40.0
                                              -----           -----            -----

Loss before extraordinary item                -10.4%           -3.7%          -181.1%
                                              =====           =====           ======


NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Consolidated revenues for the nine months ended September 30, 1995 increased 80% (or $31.7 million) to $71.5 million from $39.8 million for the nine months ended September 30, 1994. This increase was primarily due to the new television acquisitions and time brokerage operations discussed above, acquisition of WPBF (TV-25) on July 1, 1994 and increased revenues from existing television stations.

Operating expenses for the nine months ended September 30, 1995 increased 98% (or $40.6 million) to $81.9 million from $41.3 million for the nine months ended September 30, 1994. The increase was primarily due to the costs of operating these newly acquired television stations, direct expenses such as commissions which rise in proportion to revenues, higher corporate overhead, including option plan compensation and higher depreciation and amortization related to assets acquired. Further, based on the vesting formula associated with the options granted under the Stock Incentive Plan, the Company expects to recognize additional compensation expense (related to the Company's Stock Incentive Plan) over the next five years in the aggregate amount of approximately $2.2 million.

Broadcast cash flow for the nine months ended September 30, 1995 increased 110% (or $10 million) to $19.1 million, from $9.1 million for the nine months ended September 30, 1994. The increase in broadcast cash flow was a direct result of television acquisitions and improved performance of existing television properties.

Net interest expense for the nine months ended September 30, 1995 increased to $7.8 million from $3.2 million for the nine months ended September 30, 1994, an increase of 144% primarily due to a greater level of long-term notes throughout the period and higher borrowing rates. As a result of acquisitions, at September 30, 1995, total long-term debt and senior subordinated notes were $230 million, or 181% higher than the $82.2 million outstanding a year prior.

The Company recognized $960,000 of income tax benefit which resulted primarily from the 1995 net loss and reversal of deferred taxes associated with the 1993 tax provision resulting from the change in tax status.

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Consolidated revenues for the three months ended September 30, 1995 increased 48% (or $8.9 million) to $27.2 million from $18.3 million for the three months ended September 30, 1994. This increase was primarily due to the new television acquisitions and time brokerage operations and increased revenues from existing television stations.

Operating expenses for the three months ended September 30, 1995 increased 53% (or $9.3 million) to $26.8 million from $17.5 million for the three months ended September 30, 1994. The increase was primarily due to the costs of operating these newly acquired stations, direct expenses such as commissions which rise in proportion to revenues, higher corporate overhead, including option plan compensation, and higher depreciation and amortization related to assets acquired.

Broadcast cash flow for the three months ended September 30, 1995 increased 76% (or $3.5 million) to $8.1 million, from $4.6 million for the three months ended September 30, 1994. The increase in broadcast cash flow was a direct result of television acquisitions, and improved performance of existing television properties.

Net interest expense for the three months ended September 30, 1995 increased to $3.5 million from $1.8 million for the three months ended September 30, 1994, an increase of 94% primarily due to a greater level of long-term notes throughout the period and higher borrowing rates. As a result of acquisitions, at September 30, 1995, total long-term debt and senior subordinated notes were $230 million, or 181% higher than the $82.2 million outstanding a year prior.

The Company recognized $320,000 of income tax benefit which resulted primarily from the 1995 net loss and reversal of deferred taxes associated with the 1993 tax provision resulting from the change in tax status.

LIQUIDITY AND CAPITAL RESOURCES

On September 28, 1995, the Company privately sold $230 million of 11 5/8% Senior Subordinated Notes (the "Notes") at a discount netting $227.3 million before approximately $8 million of transaction costs. These transaction costs have been classified as Other Assets and are being amortized to interest expense over the term of the Notes. The Notes mature in 2002 with interest payable semiannually on April 1 and October 1. In connection with the issuance of the notes, the Company repaid the outstanding balances under its $150 million and $75 million senior credit facilities and a $2.2 million billboard loan aggregating approximately $170 million. In conjunction with the repayment of these debt facilities approximately $10.6 million of loan origination costs were written off as an extraordinary expense.

The remaining proceeds from the Notes, in addition to a new senior credit facility for which the Company has received a $100 million commitment, will be utilized to fund the acquisitions discussed below along with related capital requirements.

The Company's working capital at September 30, 1995 and December 31, 1994 was $66.4 million and $26.4 million, respectively, and the ratio of current assets to current liabilities was 8.69:1 and 3.11:1, on such dates respectively. Working capital increased primarily due to proceeds from the Notes net of debt repaid and acquisitions previously discussed.

Cash provided by operations of $4.1 and $3.4 million for the nine months ended September 30, 1995 and 1994, respectively, reflect the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense and increases in other assets. Cash used for investing activities primarily reflects the acquisitions and investments discussed above, and purchases of equipment for these and existing properties. Cash provided by financing activities primarily reflects the proceeds from the Notes and long-term debt net of debt repaid and loan origination costs incurred. In addition, the Company has advanced $750,000 to CNI during the second and third quarters under a demand note bearing interest at 6%. Non-cash activity relates to option plan compensation reciprocal trade advertising revenue and expense, as well as dividends and accretion on the preferred stock and common stock warrants.

ACQUISITION COMMITMENTS

The Company has agreements to purchase significant assets of, or to enter into time brokerage arrangements with respect to, the following television stations, all of which are subject to various conditions, including the receipt of regulatory approvals:

Station                         Market Served                     Purchase Price
Channel 68                      Dallas, Texas (2)                 $ 2,000,000
WHKE(TV-55)                     Milwaukee, Wisconsin (4)          $ 2,500,000
WOAC(TV-26)                     Cleveland, Ohio (1)               $ 6,600,000
WTJC(TV-26)                     Dayton, Ohio (4)                  $ 3,500,000
WYVN(TV-60)                     Washington, D.C. (2)              $ 1,900,000
KWBF(TV-13)                     Phoenix, AZ (4)                   $ 1,400,000
WNGM(TV-34)                     Atlanta, GA (3)                   $10,000,000
WCEE(TV-13)                     St. Louis, MO (4)                 $ 3,200,000
WHAI(TV-43)                     New York, NY                      $22,000,000
WAKC(TV-23)                     Akron,OH                          $18,000,000

(1) Station license was acquired by Whitehead on October 30, 1995 with the Company financing the purchase price in return for a note from Whitehead. The Company has entered into a time brokerage agreement and will acquire certain real and personal tangible assets of the station from Whitehead.

(2) Stations not currently on the air. The Company estimates spending $2,000,000 in build-out costs for each station before broadcasting can begin. The broadcast license and certain assets of WYVN (TV-60) were acquired by the Company during October and November.

(3) Station license will be owned by Whitehead with the Company financing the purchase price in return for a note from Whitehead. The Company has entered into a time brokerage agreement and will acquire certain real and personal tangible assets of the station from Whitehead.

(4) Station licenses will be owned by CNI, with the Company financing the purchase price through a note to CNI. The Company has entered into time brokerage agreements and will acquire certain real and personal tangible assets of the stations from CNI. WTJC (TV-26) was acquired by CNI on October 6, 1995.

The Company has committed to loan Roberts Broadcasting Company ("Roberts") up to $4,000,000 to finance the construction of television station WRMY (TV-47) serving the Raleigh/Durham North Carolina market. The Company has also entered into a seven year time brokerage agreement commencing upon the consummation of the Roberts' acquisition of the license and will pay $1,500,000 for an option to purchase a 40% limited partnership interest in the station. At September 30, 1995 no advances had been made under the loan commitment.

The Company has committed to loan Cocola Media Corporation of Florida ("Cocola") up to $7,000,000 to finance the construction of television station WHBI (TV-67) serving the Palm Beach, Florida market. The Company has also entered into a seven year time brokerage agreement commencing upon the consummation of the Cocola acquisition of the license. At September 30, 1995 the Company had total advances under the loan commitment of approximately $840,000.

On October 9, 1995, the Company executed a non-binding letter of intent to enter into a series of related transactions with Shop at Home, Inc. ("Shop At Home") and certain affiliates of and parties having an interest in Shop at Home. Consummation of the transactions would result in the Company's owning a majority of the outstanding voting common stock of Shop at Home. Shop at Home currently owns WMFP (TV-62) in Boston and has a 49% interest in KZJL (TV-61) in Houston, with an option to acquire the remaining interest. In addition, Shop at Home and CNI have a contract to purchase KLDT (TV-55) in Dallas for $4.8 million. Shop at Home will own a 49% interest in this station with CNI owning the remaining 51%. Shop at Home is primarily engaged in the home shopping and television marketing business and is based in Knoxville, Tennessee. Shop at Home currently reaches approximately 10 million U.S. homes via cable and broadcast television and is the fourth largest television retailer, behind QVC, Inc., Home Shopping Network, Inc. and Value Vision, Inc. Shop at Home reported annual sales and a net loss of $26.8 million and $1.2 million, respectively, for its fiscal year ended June 30, 1995. Shop at Home's common stock is traded on NASDAQ under the trading symbol SATH. If the transactions are consummated, the Company intends to relocate Shop at Home's business to Palm Beach County, Florida and continue to operate it as a television retailer separate from the Company's other lines of business. The proposed transactions are subject to the parties' finalizing certain transaction structure issues, execution of definitive agreements, approval of their respective boards of directors and obtaining certain regulatory approvals. The Company ultimately expects to make an investment of $30.7 million in cash and stock of the Company to acquire its majority interest in Shop at Home, with options to increase its stake in the future.

The Company has not yet definitively determined the manner in which it will finance the Shop at Home transactions and other acquisition related commitments, but is considering the issuance of the Company's Class A Common Stock together with either proceeds of the Notes, proceeds from the proposed new senior credit facility or a combination thereof. It is contemplated that definitive acquisition agreements would require Shop at Home to become a guarantor of the Notes. There can be no assurance that the Company will be able to enter into definitive agreements with respect to the proposed Shop at Home transactions or, if such agreements are reached, to consummate such transactions.

                       PAXSON COMMUNICATIONS CORPORATION
                                    PART II
                               OTHER INFORMATION



Item 1. Legal Proceedings

No material legal proceedings are pending to which the Company, or any of its property, is subject. To the knowledge of the Company, no such legal proceedings are contemplated by any governmental authority.

Items 2-3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.  Other Matters.  Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

EXHIBIT NO.      DESCRIPTION

10.01 Loan Agreement by and between Paxson Communications Corp. and Cocola Media Corporation of Florida.

10.02 Time Brokerage Agreement by and between Cocola Media Corporation of Florida and Paxson Communications Corp.

10.03 Loan Agreement between Paxson Communications Corporation and Roberts Broadcasting Company of Raleigh-Durham, Ltd.

10.04 Time Brokerage Agreement by and between Roberts Broadcasting Company of Raleigh-Durham, Ltd. and Paxson Communications of Raleigh-Durham-47, Inc.

10.05 Option Agreement by and among Paxson Communications of Raleigh-Durham-47, Inc., Roberts Broadcasting Company of Raleigh-Durham, Ltd. and Roberts Broadcasting Company of North Carolina.

   27            Financial Data Schedule (for SEC use only)

EXHIBIT NO.      DESCRIPTION

 (b)  Reports on Form 8-K.

Form 8-K current report filed August 19, 1995, in conjunction with the $18,000,000 loan to Whitehead Media, Inc., to acquire the assets of WTVX(TV-34), West Palm Beach, Florida.

Form 8-K/A Amendment to the current report filed October 18, 1995 to file financial statements and pro forma financial information for the loan to Whitehead Media, Inc., secured by the assets of WTVX(TV-34).

                      PAXSON COMMUNICATIONS CORPORATION

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 1995                  By:  /s/ Lowell W. Paxson
                                              ---------------------------
                                              Lowell W. Paxson
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer





Date: November 13, 1995                  By:  /s/ Arthur D. Tek
                                              -----------------------
                                              Arthur D. Tek
                                              Vice President, Chief
                                              Financial Officer, Director