Form 10-K
period 1995-12-31
PAXSON COMMUNICATIONS CORP
filed 1996-04-01
CIK 923877

                                     PAXSON
                                 COMMUNICATIONS
                                  CORPORATION





                                      1995
                                 ANNUAL REPORT
                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended December 31, 1995

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                             Securities Act of 1934
         For the Transition Period from _______________ to ___________

Commission File Number 1-13452

                       PAXSON COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                     59-3212788
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

601 CLEARWATER PARK ROAD, WEST PALM BEACH, FLORIDA           33401
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (407) 659-4122

Securities Registered Pursuant to Section 12(b) of the Act:

                                                         NAME OF EXCHANGE
       TITLE OF EACH CLASS                               ON WHICH REGISTERED
       -------------------                               -------------------
       Class A Common Stock, $0.001 par value            American Stock Exchange
       11 5/8% Senior Subordinated Notes                 American Stock Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates as of March 27, 1996 is $28,196,626, computed by reference to the closing price for such shares on the American Stock Exchange.

         The number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 1996 are: 26,262,854 shares of Class A Common Stock $.001 par value, and 8,311,639 shares of Class B Common Stock, $.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 16, 1996.

                               TABLE OF CONTENTS

Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

Submission of Matters to Vote
 of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

Market for Registrant's
 Common Equity and Related
 Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

Management's Discussion and
 Analysis of Financial
 Condition and Results of
 Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

Financial Statements and
 Supplementary Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Changes in and Disagreements
 With Accountants on Accounting
 and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Directors and Executive
 Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Security Ownership of Certain
 Beneficial Owners and
 Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Certain Relationships and
 Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Exhibits, Financial Statement
 Schedules, and Reports
 on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39


2                                              Paxson Communications Corporation
- --------------------------------------------------------------------------------

                                     PART I


ITEM 1. BUSINESS

GENERAL

         Paxson Communications Corporation (the "Company") has created a network of television stations dedicated to the airing of infomercial programming (the "Infomall TV Network" or "inTV"). In addition, the Company has a significant radio and network-affiliated television broadcasting presence in the state of Florida. The Company owns 16 radio stations in the four largest Florida cities, and will own 19 such stations upon completion of the Proposed Acquisitions (as defined), and owns one network-affiliated television station and operates another pursuant to a time brokerage agreement in the West Palm Beach market.

         The Company introduced its Infomall TV Network in January 1995 with four television stations. inTV has expanded rapidly and currently consists of 24 owned, operated pursuant to a time brokerage agreement or affiliated inTV stations. Upon completion of the Proposed Acquisitions, the Company will have 28 owned or operated inTV stations and four affiliated inTV stations operating in 30 television markets, 20 of which are among the 30 largest in the United States. The Company expects to complete the Proposed Acquisitions by the end of the first quarter of 1997, subject to receipt of regulatory approvals.

         The Company was founded in 1991 by Lowell W. "Bud" Paxson. Mr. Paxson has been at the forefront of several innovative broadcasting concepts over the last decade, including his leadership role in the creation and early growth of electronic retailing as the creator and co-founder of Home Shopping Network, Inc. and Silver King Communications, Inc.

SIGNIFICANT DEVELOPMENTS

         The Company has agreements to purchase the assets of, or finance the acquisition of assets of and enter into time brokerage agreements with respect to, a number of additional radio and television stations (the "Proposed Acquisitions"), information with respect to which is included in the notes to the financial statements of the Company appearing elsewhere in this report. In addition, the Company intends to exercise options to acquire six additional television stations being operated by the Company pursuant to time brokerage agreements (the "Station Options"), the acquisition of which by the Company became permissible with the enactment of the Telecommunications Act of 1996.

        The Company has registered an offering of an aggregate of 13,500,000 shares (excluding shares which may be sold upon exercise of the underwriters' over-allotment option) of Class A Common Stock (the "Offering"), 10,300,000 of which are being offered and sold by the Company and the balance by certain stockholders of the Company. The Company expects the Offering to be completed by April 3, 1996.


INFOMALL TV NETWORK

         In January 1995, the Company introduced the Infomall TV Network in order to capitalize on what the Company believes to be a rapidly growing industry. The Company has assembled 20 owned or operated stations dedicated to inTV programming and has entered into agreements to own or operate eight additional inTV stations in seven additional markets. In addition, the Company has affiliation agreements with four independently owned and operated television stations. Upon completion of the Proposed Acquisitions, the Company will have 32 owned, operated or affiliated inTV stations operating in 30 television markets, 20 of which are among the 30 largest in the

Paxson Communications Corporation                                              3
- --------------------------------------------------------------------------------

United States. The Company believes that its network of inTV stations is the only group of broadcast television stations in the United States that offers infomercial advertisers significant national, regional and local distribution capability and airtime during each of the popular morning, daytime and prime time viewing hours.

         The television stations acquired by the Company and converted to inTV stations are typically non-network-affiliated stations with marginal operating results that can be acquired at a relatively low cost compared to network-affiliated stations. Certain of these stations are licensed to communities outside the center of major television markets, but within such markets' designated market area ("DMA"), and thus, by virtue of the "must carry" rules of the Federal Communications Commission ("FCC"), are generally entitled to carriage on cable systems within such DMA. Through the exercise of federal "must carry" rights and the improvement of its stations' over-the-air signals, the Company intends to continue its efforts to maximize its cable household coverage within its markets beyond the 53.7% achieved as of January 1996. The Company's goal is to reach approximately 85% of the cable homes in its markets (although there can be no assurance that the Company will reach such goal). See "Federal Regulation of Broadcasting - "Must Carry"/Retransmission Consent." The Company believes that it also reaches a significant number of over-the-air television households that do not receive cable television. The Company continues to evaluate the acquisition of or affiliation with additional independent television stations to further extend the national distribution reach of its Infomall TV Network.

Industry Background

         During recent years, advertisers have evaluated the benefits of television and cable advertising, with many sophisticated consumer product and service advertisers now recognizing the effectiveness and reasonable cost of long-form programming, or infomercials. An infomercial is an advertisement, usually approximately one half-hour in length and often produced in an entertainment format, that is paid for by the advertiser on the basis of air-time, market size and past results from airing on a particular television station. Regardless of the presentation format, the viewers are provided information that can be used to make informed purchasing decisions from the comfort of their home without the pressure of a salesperson or the crowds of a shopping mall.

         Increasingly, advertisers are recognizing the benefits of infomercials as a powerful marketing tool. Infomercials provide advertisers with a cost-effective medium through which to deliver sales messages, product introductions or demonstrations to an interested target audience. Advertisers are recognizing that infomercials can increase a company's or product's brand awareness and loyalty while educating uninformed potential new customers. Due to the direct response nature of many infomercials, advertisers are afforded the ability to evaluate their efficiency on an immediate basis.

         The Company believes that the infomercial industry has grown rapidly during the past several years. Historically, and to a large extent currently, long-form informational programming occupied time slots that were otherwise unprofitable for broadcasters. Increasingly, infomercials are being placed in more expensive and attractive time periods such as daytime, early fringe and prime time. In addition, the quality of the infomercial advertiser has improved. Today, infomercials are being used to promote major consumer brandnames:

 Apple Computers       Compaq                         Mastercard                     Procter & Gamble

 Avon Products         Estee Lauder                   Mattel                         Saturn

 Bank of America       Fidelity Investments           Mercedes Benz                  Sears Roebuck

 Bell Atlanta          Ford                           Microsoft                      Sega of America

 Black & Decker        General Motors                 Motorola                       Toyota

 Braun                 GTE                            NBC                            Visa

 Cadillac              Lexus                          Nissan                         Volvo

 Coca-Cola             Magnavox                       Philips Consumer Electronics   Warner Music

4                                              Paxson Communications Corporation
- --------------------------------------------------------------------------------

         The production quality of infomercial programming by these major advertisers has also brought increased credibility to the infomercial industry. In addition, infomercials have recently been successfully utilized to promote newly introduced network television series and full length feature movies. The Company believes that as the benefits of infomercial programming become more widely understood, the number of advertisers and the volume of infomercial programming will continue to grow. In terms of demand for airtime, major corporate advertisers who use long-form "advertorials", or image building programs rather than direct selling messages, may ultimately surpass infomercial programmers who rely on immediate sales to viewers via telephone response. Currently, the funds spent on advertorials by major corporations are a relatively small part of their overall advertising budget. The Company believes that such advertorial expenditures will continue to increase.

         Infomercials are one type of long-form paid programming. Other types include religious, ethnic and political paid programming. In certain of the Company's markets, such as Los Angeles and Miami, the demand for airtime by foreign language ethnic programmers has steadily increased. Political long-form paid programming has been used as a method of reaching voters. In general, religious, ethnic and political paid programs have produced revenues for particular time periods (e.g., Sundays for religious programming and weekday mornings for certain ethnic programming) which are higher than otherwise available from infomercial advertisers during such time periods.

Operating Strategy

         By purchasing independent television stations, entering into time brokerage agreements, signing affiliate stations, and extending its stations' broadcast reach on cable via "must carry" requirements, the Company has created a television network dedicated to providing long-form, paid entertainment and information programming. The Company plans to continue the expansion of the Infomall TV Network through the purchase or operation of, or affiliation with, independent television stations in major United States television markets. As of January 1996, the markets to be served by the Company's inTV stations upon completion of the Proposed Acquisitions contained approximately 44.2 million television households, of which 28.6 million were served by cable television.

         Shortly after the Company acquires a television station or commences operating a television station pursuant to a time brokerage agreement, the Company replaces the existing programming with infomercial programming. The Company's infomercial programming format allows it to eliminate substantially all programming expenses and achieve significant reductions in other operating expenses. Unlike traditional television stations, inTV programming is paid for by the advertiser as opposed to the broadcaster. The Company centralizes many accounting, traffic and national sales functions at its headquarters, minimizing the staff required at each station location. The Company's inTV stations are connected through a wide area computer network enabling them to utilize common computerized financial and sales systems. Engineering functions are standardized through the purchase of similar equipment at each location for editing, playback-to-air and signal transmission, thereby reducing maintenance expense. As a result, the Company's inTV stations are operated by an average of 15 people, compared to network and independent television stations, which average over 100 and 60 people, respectively, in markets of similar size to the Company's.

         inTV programming time is sold on a local, national and network basis. Local programming time is sold by each station's local sales force and is offered to merchants and businesses operating within a station's local market, including medical clinics, automobile dealers and general merchandisers. National and network programming time is sold by national advertising placement agencies and the Company's own in-house national and network sales force. National and network programming times appeal to advertisers who desire to reach viewers in targeted inTV markets and all inTV markets. The Company maintains national sales offices in New York, Los Angeles, Chicago, and at the Company's headquarters in West Palm Beach. Support and administration of the Infomall TV Network is also centralized at the Company's West Palm Beach headquarters, including most accounting and personnel functions as well as administration of the inTV programming traffic scheduling systems.

Paxson Communications Corporation                                              5
- --------------------------------------------------------------------------------


         The Company seeks to realize the benefits of the Infomall TV Network by making accessible relatively more desirable broadcast time periods (e.g."prime-time") generally unavailable to infomercial and other paid programmers at reasonable rates on traditional television stations. The Company believes that attractive rates and further growth of inTV's audience reach should continue to attract a greater breadth of advertising clients. Moreover, as infomercial scheduling information and promotional support (through radio, television and print advertising as well as other media) become more available, the Company believes that the viewing population will further increase.

         The Company seeks to increase the percentage of time sold to local infomercial and other long-form paid programmers. Such local advertisers and paid programmers have the potential to be consistent, long-term clients in each of the Company's inTV markets. Because such advertising can be complementary to local retailing outlets and professional businesses, and may result in increased store traffic as well as immediate sales via telephone, the Company believes that the rates paid by such advertisers have the potential to exceed those paid by national direct marketers who lack a local store presence.

         When the Company commences operation of an inTV station, revenues are derived primarily from national infomercial advertisers. Such revenues enable new inTV stations to quickly cover operating costs. As the Company's inTV stations mature, however, a local sales staff is developed, generally consisting of two sales persons and a manager. The Company's experience with its more mature inTV stations is that local sales can increase to become significant, increasing the overall demand for airtime and, therefore, resulting in higher average advertising rates.

Expansion Strategy

         The Company has to date assembled its Infomall TV Network primarily through the conversion of independent television stations to inTV stations. In most cases, those stations were non-network-affiliated stations with marginal operating results. Certain stations are licensed to communities outside the center of major television markets, but within such markets' DMA, and by virtue of the FCC's "must carry" rules, are therefore entitled to carriage on cable systems within such DMA. After converting a station to an inTV format, the Company extends the station's reach to a substantial percentage of such DMA's cable households through the exercise of federal "must carry" rights. See "Federal Regulation of Broadcasting - "Must Carry"/Retransmission Consent."

         As of the end of the first quarter of 1996, the Company had paid an aggregate of $145.2 million (including capital expenditures) to assemble its inTV network, with an additional $59.4 million committed for inTV stations included in the Proposed Acquisitions or to be acquired pursuant to the exercise of the Station Options and for capital expenditures on existing inTV stations and inTV stations included in the Proposed Acquisitions. The Company intends to continue to evaluate the acquisition of or affiliation with independent television stations to further extend the national distribution system for its Infomall TV Network.

         In order to increase cable household penetration by its existing and proposed stations, the Company is studying the employment of various distribution-enhancing technologies. Such technologies include signal transmission through fiber optic lines either alone or along with microwave transmission, as well as low power television ("LPTV") broadcast signal transmission and television signal compression and satellite technology. The Company envisions that implementation of one or more of these technologies could increase the households reached in several of its largest existing and proposed inTV markets, including New York, Los Angeles, San Francisco, Boston, Washington, D.C., Phoenix and St. Louis.

         The Company may also selectively consider joint venture or other relationships with established members of the infomercial and electronic retailing industries with whom the Company can further exploit both its infomercial distribution system and its knowledge of the infomercial and telemarketing industries generally.

6                                              Paxson Communications Corporation
- --------------------------------------------------------------------------------

         The Company has entered into an agreement to acquire from the City of West Palm Beach a 19 acre tract of land on which it plans to construct an office, studio and warehouse facility currently targeted for completion during the first quarter of 1997. This newly constructed facility is expected to contain production studios and inbound and outbound telemarketing capabilities, all of which the Company expects will be utilized to fully exploit future telemarketing and infomercial businesses it may develop.

         The Company is planning to launch its Infomall Netsite during 1996. The Company's presence on the World Wide Web through the Infomall Netsite will provide both the Company and Infomall TV Network advertisers with a complimentary outlet to provide additional product or service information to a growing audience to augment their inTV infomercial sales. It is envisioned that infomercials aired on the Company's Infomall TV Network stations will promote and guide viewers and customers to the Infomall Netsite. Information with regard to the Infomall Netsite will be provided on inTV infomercials.

Infomall Properties

         The stations included in the Company's Infomall TV Network are either
(i) owned by the Company, (ii) operated by the Company pursuant to time brokerage agreements entered into with the FCC licensee, or (iii) owned by independent television station operators that enter into affiliation agreements with the Company. After giving effect to the Proposed Acquisitions, the Company will own or operate 28 inTV stations, and have affiliation agreements with four independently owned and operated stations that are currently dedicated to inTV.

Paxson Communications Corporation                                              7
- --------------------------------------------------------------------------------


INFOMALL TV NETWORK

         The following table lists those inTV properties that the Company owns, operates or is affiliated with, and those properties which the Company expects to add to inTV upon consummation of agreements to acquire or operate such properties, as identified under "Proposed inTV Stations" below. (Television and cable households in thousands.)


                                                   Actual or
                          National                Anticipated   inTV Cable                                  Current
                            TV                     Commence-   Carriage at   Current inTV      Total          inTV         Total
                          Market                    ment of     Commence-       Cable       Market Cable     Cable       Market TV
Market(1)                 Rank(2) Station          Operations    ment(3)     Carriage(4)   Households(5)  Carriage(6)  Household(7)
- ---------                 ------- -------         -----------   ---------    -----------   -------------  -----------  ------------
Owned or Operated
New York, NY  . . . . . .    1    WHAI-TV             3/96          626           626           4,529        13.8%         6,695
Los Angeles, CA . . . . .    2    KZKI-TV             5/95        1,453         2,002           2,997         66.8         4,918
Philadelphia, PA  . . . .    4    WTGI-TV             2/95        1,225         1,436           1,961         73.2         2,646
San Francisco, CA . . . .    5    KLXV-TV             6/95          650           796           1,578         50.4         2,257
Boston, MA  . . . . . . .    6    WGOT-TV             5/95          604           841           1,625         51.8         2,122
Washington, DC  . . . . .    7    WYVN-TV (8)         4/96            0             0           1,238          0.0         1,884
Atlanta, GA . . . . . . .   10    WTLK-TV             4/94          300           919           1,015         90.5         1,584
Houston, TX . . . . . . .   11    KTFH-TV             3/95          647           776             867         89.6         1,574
Cleveland, OH*  . . . . .   13    WOAC-TV            10/95          332           336             966         34.8         1,452
Cleveland, OH . . . . . .   13    WAKC-TV             3/96          560           560             966         58.0         1,452
Tampa, FL . . . . . . . .   15    WFCT-TV (9)         8/94            0           831             976         85.1         1,395
Miami, FL . . . . . . . .   16    WCTD-TV (9)         4/94          396           868             922         94.1         1,341
Denver, CO  . . . . . . .   18    KUBD-TV (9)         8/95          430           433             699         61.9         1,160
Phoenix, AZ . . . . . . .   19    KWBF-TV (9)         1/96           23            23             661          3.5         1,170
St. Louis, MO . . . . . .   20    WCEE-TV (9)         1/96          227           227             569         39.9         1,108
Orlando, FL*  . . . . . .   22    WIRB-TV            12/94          468           482             741         65.0           998
Hartford, CT* . . . . . .   26    WTWS-TV (10)        3/95          661           719             770         93.4           911
Raleigh, NC . . . . . . .   32    WRMY-TV (9)(11)     6/96            0             0             481          0.0           792
Dayton, OH  . . . . . . .   53    WTJC-TV (9)        10/95          298           312             341         91.5           501
San Juan, PR  . . . . . .   NR    WSJN-TV (9)(12)     2/96          285           285             298         95.6         1,064
                                                                    ---           ---             ---                      -----


  Total Owned or Operated(7)                                      9,185        12,472          23,234        53.7%        35,572
                                                                  -----        ------          ------                     ------

Affiliates
Sacramento, CA  . . . . .   21    KCMY-TV             7/95          624           640             688        93.1          1,101
Indianapolis, IN  . . . .   24    WIIB-TV             1/96          401           418             580        72.1            925
Norfolk, VA . . . . . . .   40    WJCB-TV             8/95          343           354             446        79.4            619
Fresno, CA  . . . . . . .   57    KGMC-TV             1/96          179           179             256        69.8            482
                                                                    ---           ---             ---                        ---

  Total Affiliates  . . .                                         1,547         1,591           1,970        80.8%         3,127
                                                                  -----         -----           -----                      -----
  Total Owned, Operated and Affiliates (7)                       10,732        14,063          25,204        53.3%        38,699
                                                                 ------        ------          ------                     ------

Proposed inTV Stations
Dallas, TX  . . . . . . .    8    Channel 68         12/96                                        924                      1,822
Atlanta, GA*  . . . . . .   10    WNGM-TV             4/96                                      1,015                      1,584
Milwaukee, WI*  . . . . .   29    WHKE-TV             1/97                                        438                        783
Salt Lake City, UT  . . .   37    KZAR-TV (12)       12/96                                        359                        656
Grand Rapids, MI  . . . .   38    WJUE-TV (13)        6/96                                        390                        637
West Palm Beach, FL . . .   45    WHBI-TV (14)        7/96                                        468                        576
Providence, RI  . . . . .   46    WOST-TV (12)       12/96                                        412                        577
Albany, NY  . . . . . . .   52    WOCD-TV             5/96                                        357                        507
                                                                                                  ---                        ---
  Total Proposed inTV Stations(7)                                                               4,363                      7,122
                                                                                                -----                      -----
  TOTAL inTV NETWORK                                             10,732        14,063          28,552                     44,237
- --------------------------------                                 ======        ======          ======                     ======

  *      Operated or to be operated pursuant to a time brokerage agreement.
 (1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
 (2)     Source: A.C. Nielsen.

8                                              Paxson Communications Corporation
- --------------------------------------------------------------------------------

 (3)     Cable households reached at commencement of station's operations.
 (4) Estimated cable households reached at 1/96 based on cable operators' information.
 (5) Source: A.C. Nielsen. San Juan cable households provided by J. Walter Thompson Latin America, June 1995.
 (6) Cable households reached at 1/96 as a percent of the market's total cable households. Source: A.C. Nielsen.
 (7) Figures represent total television households in each market only and are not necessarily indicative of the number of television households reached by each station in its market; totals do not double count markets where the Company has more than one station. San Juan cable households provided by J. Walter Thompson Latin America, June 1995.
 (8)     Station is not currently on the air.
 (9) Operated pursuant to a time brokerage agreement pending completion of the Proposed Acquisitions and exercise of the Station Options.
 (10) To be operated pursuant to a time brokerage agreement upon completion of an FCC-required restructuring of the Company's investment in such station in connection with the Company's acquisition of WHAI-TV.
 (11)    Option to acquire 40% ownership interest.
 (12)    50% ownership interest to be acquired.
 (13)    70% ownership interest to be acquired.
 (14) inTV affiliate upon acquisition by Cocola Media Corporation of Florida. See "Time Brokerage Agreements, Joint Sales Agreements and Other Interests in Broadcast Stations."


PAXSON RADIO

         Upon completion of the Proposed Acquisitions, the Company will own and operate 24 radio stations (13 FM and 11 AM stations). The Company operates two FM and two AM stations, commonly referred to as a "duopoly" serving Florida's four most populous cities (Miami, Tampa, Orlando and Jacksonville), and has agreed to acquire two additional FM stations in the Miami market and an additional FM station in the Jacksonville market. In addition, the Company owns and operates an AM/FM combination in Cookeville, Tennessee and has agreed to acquire an additional AM/FM combination in that market, and has a JSA with an AM station in Miami in which the Company owns a 49% interest. The Company's radio stations employ broadly diversified programming formats, including News, Talk, Sports, Country, Soft Adult Contemporary, Smooth Jazz, Album Oriented Rock, Mainstream AOR, Alternative Rock, Spanish Sports, Spanish Adult Contemporary and Spanish Salsa/Merengue. The Company operates six radio networks, primarily in the southeastern United States, that provide daily statewide news segments, sports programming and satellite distribution of play-by-play broadcasts of professional and collegiate sports teams for 338 affiliated stations throughout the eastern and southeastern United States and controls 67 billboard locations (161 faces) in the Tampa and Orlando markets that support the Company's radio station operations and provide advertising revenue.

         The Company believes that it has an established position among the leading radio broadcast groups in several attractive Florida markets. According to industry data, the Miami, Tampa, Orlando and Jacksonville markets are among the fastest growing radio markets within the top 100 DMAs, with average compound annual growth for the three years ended December 31, 1995 of 10.3%.

Radio Broadcasting

         The Company was one of the first radio broadcasters to capitalize on changes in federal regulations permitting radio market duopolies, and subsequently assembled eight duopolies, two in each of Florida's four most populous cities, in addition to an AM/FM combination in Cookeville, Tennessee. The Company initially pursued a strategy of entering into time brokerage agreements with, and concurrently obtaining an option to purchase, stations in markets in which the Company already owns a station in the same radio service (AM or FM), and following changes in the FCC's rules regarding multiple ownership of radio stations in September 1992, the Company was able to exercise such purchase options. Upon completion of the Proposed Acquisitions, the Company will have the leading audience share in the Miami market, Florida's largest radio market, and an additional AM/FM duopoly in Cookeville. The Company will continue to consider additional radio acquisition opportunities.

         During 1995, several changes were instituted by management of Paxson Radio to strengthen performance. These changes included a new sales approach whereby each sales person sells time primarily for one particular station to more effectively capture advertising revenue. In addition, the Company also instituted changes in

Paxson Communications Corporation                                              9
- --------------------------------------------------------------------------------

individual markets including (i) a management change at the station general manager and sales manager positions in the Miami and Orlando markets, (ii) a change in the morning drive personalities in the Miami and Jacksonville markets, and (iii) an FM format change in Jacksonville.

         The Telecommunications Act of 1996 significantly liberalized radio station ownership rules, which now permit the Company to increase the number of radio stations its owns in each of the Miami, Orlando, Tampa and Jacksonville markets. The liberalized ownership rules are not exclusively applicable to the Company, and will permit other radio station owners to increase station ownership as well. See "Federal Regulation of Broadcasting." Subsequent to enactment of the Telecommunications Act of 1996, the Company agreed to acquire two additional FM stations in the Miami market. The Company has also agreed to acquire an additional FM station serving the Jacksonville market and an AM/FM combination serving the Cookeville, Tennessee market. The Company plans to opportunistically pursue additional in-market acquisitions to capitalize on the inherent leverage in operating multiple stations in a single market.

Operating Strategy

         The Company seeks to continue to improve cash flow growth from its radio properties through the integration of recent duopoly acquisitions and enhanced station performance. The Company believes that the geographic proximity of its FM and AM duopolies throughout Florida give it the ability to realize synergistic revenue and promotional opportunities as well as significant cost efficiencies. Through advertising on the Company's group of Florida stations, an advertiser is able to cover an entire geographic region, while effectively reaching targeted demographic groups. Various cross-market promotional opportunities exist, such as the ability to provide listeners with tickets to another market's sporting events or local entertainment attractions. Personnel and technical costs can be minimized by virtue of the ability to service markets in close proximity to one another. The stations' geographic concentration allows management to more easily and rapidly respond to market developments.

         The Company believes that its experienced management team is one of its strongest assets. Local managers are responsible for the day-to-day operations of their respective stations. The Company believes that the autonomy of its station management and its incentive-based compensation enable it to attract and retain skilled and experienced managers capable of implementing the Company's aggressive marketing and promotion strategy. Local managers have incentive compensation linked to the station's broadcast cash flow performance.

         Corporate management is responsible for long-range planning, establishment of primary policies and procedures, resource allocation, accounting and auditing, regulatory and legal compliance, license renewals and the evaluation of potential acquisitions. Corporate management reviews sales pacing reports from each station on a daily basis. In addition, members of senior management visit the Company's stations on a regular basis to review performance and to assist local management with its programming, sales and recruiting efforts, as well as to develop overall station operating and marketing strategies.

         The principal elements of the Company's operating strategy include:

         Targeted Programming and Extensive Market Research. The Company provides programming designed to appeal to targeted demographic groups, and seeks to convert its rating shares into disproportionately large shares of each market's advertising dollars. The Company believes that effective programming is a key element in sustaining and improving audience shares within its targeted demographic groups, and uses extensive ongoing research to refine each station's programming. For example, the Company decided to operate News and Sports formats in all four of its Florida markets following extensive research demonstrating the popularity of each format with an upscale male audience. Similarly, in July 1995, after conducting programming research, Tampa's WSJT-FM began broadcasting a Smooth Jazz format, designed to appeal to adults aged 25-54 (a demographic group attractive

10                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

to advertisers). The Company will continue to identify and refine programming to enhance its stations' audience and advertiser appeal.

         Aggressive Marketing and Promotion. The Company believes that effective marketing and promotion play a significant role in maximizing each station's performance. The Company utilizes local television, print media, outbound telemarketing and billboards to promote its stations. In the Orlando and Tampa markets, the Company's unsold billboard locations are used to promote its stations. The Company also believes that community involvement is particularly important in creating public awareness and its stations participate in numerous community programs and activities.

         Strict Cost Controls. Management believes that it is critical to maintain the lowest possible cost structure compatible with its operating strategy. Strict financial reporting standards and cost control measures are implemented to ensure a focus on improvements in operating results throughout Paxson Radio. Management regularly receives operating reports that track station performance, thereby enabling better monitoring by management and establishing greater accountability throughout the station group. In addition, since local management incentive programs are tied to increasing broadcast cash flow, local managers are focused on minimizing costs and exceeding budgeted cash flow results.

Paxson Communications Corporation                                             11
- --------------------------------------------------------------------------------

Radio Properties

         The following table sets forth certain information about the Company's current radio stations:

                              National                                                                                  % of
                            Radio Market                     Station                                       Power      Audience
 Markets(1)                    Rank(2)         Station       Format                    Frequency          (Watts)     Share(3)
 ----------                   ---------        -------       ------                    ---------          -------     --------
 Miami/Ft. Lauderdale  . . .     11            WLVE-FM       Smooth Jazz                   93.9          100,000        4.2
                                               WZTA-FM       Mainstream AOR                94.9          100,000        3.6
                                              WRMA-FM(4)     Spanish Adult Contemporary   106.7          100,000        6.8
                                              WXDJ-FM(4)     Spanish Salsa/Merengue        95.7           46,000        4.7
                                               WINZ-AM       News and Sports                940       50,000(day)       1.4
                                                                                                    10,000(night)
                                               WFTL-AM       Talk and Sports               1400            1,000        0.3
                                              WACC-AM(5)     Spanish Sports                 830            1,000        n/a


 Tampa/St. Petersburg  . . .     21            WHPT-FM       Rock Adult Contemporary      102.5          100,000        5.9
                                               WSJT-FM       Smooth Jazz                   94.1          100,000        5.4
                                               WHNZ-AM       News and Sports                570        5,000(day)       0.6
                                                                                                    10,000(night)
                                               WNZE-AM       Sports                         820       50,000(day)       0.4
                                                                                                     1,000(night)

 Orlando . . . . . . . . . .     35            WMGF-FM       Soft Adult Contemporary      107.9          100,000        7.1
                                               WJRR-FM       Modern Rock                  101.1          100,000        4.5
                                               WWNZ-AM       News                           740           50,000        1.3
                                               WWZN-AM       Sports                         540           50,000        0.7


 Jacksonville  . . . . . . .     50            WROO-FM       Young Country                107.3          100,000        5.4
                                               WPLA-FM       Alternative Rock              93.3           50,000        3.8
                                             WFSJ-FM(4)(6)   Smooth Jazz                   97.9           50,000        3.9
                                               WNZS-AM       Sports                         930            5,000        2.8
                                               WZNZ-AM       News                          1460            5,000        0.3

 Cookeville  . . . . . . . .     n/c           WGSQ-FM       Country                       94.7          100,000        n/c
                                              WHUB-FM(4)     Adult Contemporary            98.5           50,000        n/c
                                               WPTN-AM       Talk                           780            1,000        n/c
                                              WHUB-AM(4)     Country                       1400            1,000        n/c

__________

(1) Each station is licensed by the FCC to serve a specific community within the market, which may differ from the listed market.
(2) Source: Miller, Kaplan Market Revenue Report, a monthly publication of Miller, Kaplan, Anase & Co., Certified Public Accountants ("Miller Kaplan").
(3) Adults 25-54 Monday-Sunday 6 AM-Midnight in radio market per Fall 1995 Arbitron Radio Market Reports.
(4) Included in the Proposed Acquisitions.
(5) Company provides services to the station under a JSA; Company owns a 49% interest.
(6) Company provides services to the station under a JSA.
n/a Insignificant share.
n/c Market not covered by Arbitron; revenue not independently reported.

12                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------


Market Overviews

         Miami/Ft. Lauderdale, FL. The Company owns and operates radio stations WLVE-FM, WZTA-FM, WINZ-AM and WFTL-AM in the Miami/Ft. Lauderdale radio market, the 11th largest radio market in the United States. The Company also owns a 49% interest in WACC-AM and provides certain sales and marketing services to this station through a joint sales agreement, and has agreed to acquire WRMA-FM and WXDJ-FM in this market. The Miami/Ft. Lauderdale radio market had advertising revenue of $136.3 million in 1995, a 9.9% increase over 1994. Including the Proposed Acquisitions, the Company's Miami/Ft. Lauderdale radio stations had a 21.0% combined audience share in the Miami/Ft. Lauderdale 25-54 year old demographic category, according to the Fall 1995 Arbitron ratings survey.

         WLVE-FM is programmed in a Smooth Jazz format, playing a blend of contemporary jazz and vocals, targeting the upscale 25-54 year old audience. WLVE-FM does not have a direct competitor within the format category. WZTA-FM became the only Mainstream AOR station in the Miami market when its former competitor changed formats to Alternative Rock in May 1995. The Company's acquisition of stations WRMA-FM and WXDJ-FM in the Miami market will enable the Company to expand its reach to Spanish speaking demographic groups. WRMA-FM is programmed in a Spanish Adult Contemporary format, while WXDJ-FM carries Spanish Salsa/Merengue programming and WACC-AM carries Spanish language sports. WINZ-AM is the only station in the Miami market with an All News format throughout the daytime hours. After 7:00 p.m. WINZ-AM carries sports programming with broadcast rights to the Miami Heat NBA basketball team and the University of Miami football games. WFTL-AM located in Broward County has a talk radio format and through a simulcast with WINZ-AM increases the Company's broadcast reach of the Miami Heat.

         Tampa/St. Petersburg, FL. The Company owns and operates radio stations WHPT-FM, WSJT-FM, WHNZ-AM and WNZE-AM in the Tampa/St. Petersburg radio market, the 21st largest radio market in the United States. The Tampa/St. Petersburg radio market had advertising revenue of $77.4 million in 1995, a 9.8% increase over 1994. The Company's Tampa/St. Petersburg stations had a 12.3% combined audience share in the Fall 1995 Arbitron ratings survey, including WSJT-FM which commenced broadcasting in July 1995.

         WHPT-FM is formatted with a distinctive blend of music categorized as Rock Adult Contemporary targeted toward white-collar, adult listeners. The Company purchased WEZY-FM in Lakeland, Florida in March 1995 and subsequently moved the station to the Tampa market. The Company reformatted the station as WSJT-FM, a Smooth Jazz station targeted to adults in the 25-54 year old demographic category. WHPT-FM and WSJT-FM have two of the strongest signals in the State of Florida. WHNZ-AM is the only radio station in the Tampa market with an All News format throughout the daytime hours. After 7:00 p.m. the station carries sports talk and play-by-play sports programming, including University of Florida football and basketball games. WNZE-AM is one of two AM radio stations in the Tampa market that provides an All Sports format, including play-by-play coverage of the Florida State football and basketball games. In addition, WNZE-AM achieves economies by utilizing satellite programming.

         Orlando, FL. The Company owns and operates radio stations WMGF-FM, WJRR-FM, WWNZ-AM and WWZN-AM in Orlando, the 35th largest radio market in the United States. The Orlando radio market had advertising revenue of $63.5 million in 1995, a 10.7% increase over 1994. The Company's Orlando radio stations had a 13.6% combined audience share in the Orlando 25-54 year old demographic category, according to the Fall 1995 Arbitron ratings survey.

         WMGF-FM is a Soft Adult Contemporary format appealing to the 35-54 audience. WJRR-FM, a Modern Rock station, complements WMGF-FM by appealing primarily to the 18-49 year old male audience. WWNZ-AM is the only station in the market with an All News format. WWZN-AM is the only All Sports radio station in the Orlando market, and includes play-by-play programming and sports talk shows. Cost savings are obtained through the utilization of satellite programming, which is used to augment the station's sports-talk programming.

Paxson Communications Corporation                                             13
- --------------------------------------------------------------------------------


         Jacksonville, FL. The Company owns and operates radio stations WROO-FM, WPLA-FM, WNZS-AM and WZNZ-AM in Jacksonville, the 50th largest radio market in the United States. The Company also provides certain sales and marketing services to WFSJ-FM under a joint sales agreement, and has recently agreed to purchase this station for $5.0 million. See "Time Brokerage Agreements, Joint Sales Agreements and Other Interests in Broadcast Stations." The Jacksonville radio market had advertising revenue of $34.7 million in 1995, an 8.4% increase over 1994. The Company's radio stations had a 16.2% combined audience share in the 25-54 year old demographic category, according to the Fall 1995 Arbitron ratings survey.

         WROO-FM broadcasts a Young Country format that appeals to the 18-49 year old demographic category. WPLA-FM was recently reformatted as an Alternative Rock radio station, designed to appeal to a younger 18-34 target audience. WFSJ-FM is a Smooth Jazz formatted station targeted to adults in the 25-54 year old demographic. WNZS-AM broadcasts an All Sports format, including the leading sports talk show in the market, and carries live play-by-play sports broadcasts, including Florida State University mens' football and basketball games. WZNZ-AM has an all News format consisting of satellite-delivered CNN Headline News programming.

         Cookeville, TN. The Company owns and operates WGSQ-FM and WPTN-AM in the Cookeville, Tennessee radio market, serving the Upper Cumberland region between Nashville and Knoxville (ranked the 45th and 70th largest markets, respectively) and has agreed to acquire WHUB-FM and WHUB-AM in this market. WGSQ-FM and WHUB-FM are the two highest rated stations in this market, and all four of such stations are first on a combined basis within this market in all categories of listenership. WGSQ-FM and WHUB-AM each feature a country format. WHUB-FM programs an Adult Contemporary format and WPTN-AM programs an All Talk format featuring various local and nationally-syndicated personalities, including Rush Limbaugh. The four stations have a combined 56.6% share of the 12+ demographic group in Arbitron's most recent county-by-county survey.

Radio Networks

         The Company operates six radio networks that serve approximately 338 affiliates. The programs produced and distributed by the Company's radio networks include news broadcasts, sports play-by-play and sports talk shows, and business and agricultural news and information. In addition to providing radio programming, the Company also offers its affiliates printed script for news, sports and weather information, that the Company either generates internally or consolidates from wire services and other sources. The Company believes radio networks are attractive to advertisers because they provide an opportunity to advertise simultaneously on multiple stations. In addition, the Company's networks provide certain programming to the Company's radio broadcast stations.

         In December 1992, the Company purchased the Florida Radio Network in order to build statewide advertising sales. The network produces daily news segments for 56 affiliated stations in Florida, thereby giving the Company a presence in almost every market in Florida. On November 4, 1994, the Company merged with The American Network Group, Inc. ("ANG"), significantly expanding the Company's radio network holdings. As a result of the merger, the Company owns and operates a radio network in Tennessee, as well as several collegiate sports radio networks. Such radio networks currently produce and distribute news, sports play-by-play and other programs, giving the Company 79 affiliated radio stations in Tennessee. In January 1995, the Company acquired the Alabama Radio Network, which produces and distributes news, sports and other programs to 74 affiliates in Alabama. The Company has the exclusive rights to produce and broadcast the men's football and basketball games and weekly coaches' radio shows of the University of Florida Gators through 53 affiliates, the University of Miami Hurricanes through 25 affiliates, and Pennsylvania State University Nittany Lions through 51 affiliates. The broadcasts are distributed to radio stations that have subscribed for them pursuant to affiliate agreements. Certain affiliates of the Company's sports networks are also affiliates of its state radio networks.

         During 1995, the Company upgraded the technical facilities at each of its radio news networks with digital sound programming. The Company believes that such quality improvements will enable it to maintain its network presence in each of the states in which it has networks.

14                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------


Billboard Properties

         The Company currently owns 67 billboard locations, including 55 billboards with 113 faces in the Tampa market, and 12 billboard locations at which the Company will have 48 faces in the Orlando market. While the Company will sell the use of the billboards to a broad group of potential advertisers, the Company takes advantage of the relationships it has with its radio advertisers to broaden its billboard client base, as well as expand the Company's share of the advertiser's media purchases within a market. In addition, as broadcasters are major users of billboard advertising campaigns, the Company can control its own billboard promotional expenditures through the use of its unsold billboards, as well as assure full use of all its owned billboards. As opportunities are presented to the Company, it will consider the acquisition of additional billboards in markets in which it owns broadcasting properties.

PAXSON NETWORK-AFFILIATED TELEVISION

         Paxson Communications owns and operates an ABC-TV affiliate, WPBF-TV, in the West Palm Beach market. Pursuant to a time brokerage agreement, the Company provides programming and markets commercial time for a second television station, WTVX-TV (a combined United Paramount Network and Warner Brothers Network affiliate), which is also in the West Palm Beach market. The West Palm Beach television market is one of the fastest growing markets in the country, as evidenced by its increased market ranking from 65th in 1985 to 45th in 1995. Television advertising expenditures in the West Palm Beach market totalled $88.2 million in 1995, an increase of 2.6%.

         The Company acquired WPBF-TV in July 1994 for approximately $32.5 million and began operating WTVX-TV under a time brokerage agreement in August 1995. The Company has a long-term option to acquire WTVX-TV for approximately $19 million. After the acquisition of WPBF-TV, the Company installed its management team, implemented a program of cost rationalization measures consisting of, among other things, a reduction in program rights payments, an increase in salesperson commissions related to additional staffing and higher revenues, and increased local news expenses to generate higher audience ratings.

Operating Strategy

         The Company's television operating strategy is similar to its radio operating strategy as the Company seeks to capitalize on the revenue enhancing and cost saving opportunities from operating two television stations in one market from a single studio facility.

         WPBF-TV (channel 25) is the ABC-TV affiliate in the West Palm Beach, Florida market. The station achieved a 10 share of household audience in the November 1995 Nielsen ratings survey, tied for third place in the market. WPBF-TV airs ninety minutes of local news each weekday and an hour each Saturday and Sunday. In addition, the station's current schedule includes the following syndicated programs: Hard Copy, A Current Affair, Coach, Geraldo!, Jerry Springer and Sally Jessy Raphael. The highly rated Montel Williams Show will join WPBF's lineup in the fall of 1996. WTVX-TV airs second runs of certain programs aired on WPBF-TV at no net cost to WTVX-TV, as they were included in WPBF's negotiations for these programs. WTVX-TV is a leading provider of children's programming in the West Palm Beach market with the following syndicated programs: Flintstones, Mighty Max, Goof Troop, Bonkers and Animaniacs. The station also airs off network and original syndicated family-oriented programming such as Family Matters, Step by Step, Baywatch, Highlander, Kung Fu, Land's End, High Tide and Renegade. This fall, WTVX-TV will add the NBC network sitcom Mad About You to its program lineup. WTVX-TV achieved a four share of household audience in the November 1995 Nielsen ratings, ranking fifth in the market. WPBF-TV and WTVX-TV will

Paxson Communications Corporation                                             15
- --------------------------------------------------------------------------------


continue to carry Southeastern Conference and Atlantic Coast Conference college football games, featuring among other teams the University of Florida Gators and the Florida State University Seminoles.

ADVERTISING

         Virtually all the Company's broadcasting revenue is derived from local, regional and national advertising. Advertising rates charged by radio and network television stations are based on a station's ability to attract audiences in the demographic groups that advertisers wish to reach, and the number of stations competing in the market area. A station's audience is reflected in rating surveys of the number of listeners tuned to the station and the time spent listening. The Company believes that its regional presence in Florida's most populous markets and its targeted demographic groups in those markets make it attractive to national, regional and local radio and television advertisers. The Company strives to maximize radio revenue by constantly managing the number of commercials available and all broadcast revenue by adjusting prices based upon demand by advertisers to reach the Company's stations' target demographic groups. In addition to the sales of advertising time for cash, stations typically exchange advertising time for goods or services that can be used by the station in its business operations, including radio, television and billboard advertising and such items as travel and entertainment services. The Company generally limits the use of such trade transactions to promotional items or services for which the Company would otherwise have paid cash. In addition, it is the Company's general policy not to preempt advertising spots paid for in cash with advertising spots paid for in trade.

         inTV advertising rates are primarily based on the number of cable households reached, the effectiveness of infomercials, the nature of the advertiser, the nature of the advertisement (local, national or network), and ultimately the demand for available infomercial time. The Company attempts to maximize revenue by increasing the number of cable homes reached providing advertisers with increased viewership. The Company increases the number of cable households reached both by increasing the reach of each of its stations through the exercise of "must carry" rights and by acquiring broadcast stations in additional markets. In addition, certain advertisers can measure the success of an infomercial program almost immediately after a show is broadcast. The Company believes the success of infomercials with viewers continues to drive advertisers to use infomercials. As such, the demand for infomercials continues to increase.

COMPETITION

         The Company's radio and television stations compete with the other radio and television broadcasting stations in their respective market areas, as well as with other advertising media, including newspapers, television, magazines, outdoor advertising, transit advertising and direct mail marketing. Competition within the radio and television broadcasting industries occurs primarily in individual market areas, so a station in one market does not generally compete with stations in other market areas. In each of its markets, the Company's radio and television stations face competition from other stations with substantial financial resources, including, in certain instances, stations whose programming is directed to the same demographic groups. In addition to management experience, factors that are material to competitive positions include a station's rank in its market, authorized power, assigned frequency or station (as applicable), audience characteristics, local program acceptance and the programming characteristics of other stations in the market area. The Company attempts to improve its radio station's competitive position with extensive research and promotional campaigns aimed at the demographic groups targeted by its stations, and through sales efforts designed to attract advertisers, including those who have done little or no radio advertising, by emphasizing the effectiveness of radio advertising in increasing the advertisers' revenue. Recent changes in the FCC's policies and rules permit increased joint ownership and joint operation of local radio stations. Stations, such as those owned by the Company, taking advantage of these joint arrangements may in certain instances have lower operating costs and may be able to offer advertisers more attractive rates and services. The Company attempts to improve its television stations' competitive positions with local tie-in promotions and strong local news segments. Although the Company believes that each of the Company's radio and television stations can

16                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

compete effectively in its market, there can be no assurance that any of the Company's radio or television stations will be able to maintain or increase its current audience rating or advertising revenue market share.

         Although the radio and television broadcasting industries are highly competitive, some barriers to entry exist. The operation of a radio or television broadcasting station requires a license from the FCC, and the number of radio and television stations that can operate in a given market is limited by the availability of the FM and AM radio frequencies or stations (as applicable) that the FCC will license in that market. The radio and television broadcasting industries historically have grown in terms of total revenue, despite the introduction of new technologies for the delivery of entertainment and information, such as cable, audio tapes and compact discs. The Company believes that radio's portability makes it less vulnerable than other media to competition from new methods of distribution or other technological advances. There can be no assurance, however, that the involvement or introduction in the future of any new media technology will not have an adverse effect on the radio or television broadcasting industries.

         The Company's development of inTV and creation of a national long-form paid programming distribution system is a relatively new concept, and there can be no assurance of its success. The concept is subject to competition from several sources. The Company's inTV stations face significant competition from established broadcasting stations and cable television. Various television networks carry blocks of infomercials and local cable operators also sell blocks of time to long-form advertisers. To the extent that the Infomall TV Network is successful, it is likely that the Company will face competition from new market entrants, some of which could have significantly greater financial resources than the Company. In addition, the Company could encounter competition as a result of technological developments. The Company believes, however, that it can compete on a favorable basis because it contains the only group of television stations in the United States that currently offers infomercial advertisers both significant national and regional distribution capabilities and inventory availability during popular morning, daytime and prime time hours.

TIME BROKERAGE AGREEMENTS, JOINT SALES AGREEMENTS AND OTHER INTERESTS IN BROADCAST STATIONS

         The Company has made certain investments in broadcast properties with third parties consisting of time brokerage agreements and joint sales agreements, as well as the co-ownership of certain television stations and radio stations. These investments in broadcast properties permit the Company to have a presence in additional markets and to enjoy many, but not all, of the benefits of ownership while at the same time remaining in compliance with FCC regulations.

         Time Brokerage Agreements. The Company has entered into time brokerage agreements with third parties pursuant to which the Company enjoys many, but not all, of the benefits of operating a television station while not owning such station. The Company may in the future enter into other time brokerage agreements to operate stations prior to their acquisition or to enable the Company to operate additional television stations that it might not be able to own itself under current FCC multiple station ownership restrictions.

         As a result of the enactment of the Telecommunications Act of 1996, certain of the FCC's ownership limitations have been relaxed and, to take advantage of such changes, the Company intends to exercise the Station Options and acquire WCTD-TV, WFCT-TV, KUBD-TV, WTJC-TV, WCEE-TV and KWBF-TV, which stations have been operated pursuant to time brokerage agreements with The Christian Network, Inc. ("CNI"). In addition, the Company is currently operating stations WSJN-TV and WRMY-TV pursuant to time brokerage agreements pending the consummation of the Company's investment in such stations.

         Upon consummation of the Proposed Acquisitions and the Station Options, the Company will operate each of WTVX-TV, WOAC-TV, WNGM-TV, WHKE-TV and WIRB-TV under the time brokerage agreements. Three of such stations (WTVX-TV, WOAC-TV and WNGM-TV) will be operated pursuant to time brokerage agreements with Whitehead Media, Inc. and two (WHKE-TV and WIRB-TV) will be operated pursuant to time brokerage

Paxson Communications Corporation                                             17
- --------------------------------------------------------------------------------


agreements with subsidiaries of CNI. In addition, in connection with the Company's acquisition of WHAI-TV, the Company was required by the FCC to restructure its investment in WTWS-TV within six months of its acquisition of WHAI-TV, in order to divest itself of an attributable interest, for FCC multiple station ownership purposes, in WTWS-TV. The Company intends that, upon the consummation of such restructured investment, WTWS-TV will be owned by an entity owned by Steven Roberts and Michael Roberts (each of the entities owned or controlled by Steven Roberts and Michael Roberts jointly and with which the Company has an agreement is referred to herein as "Roberts Broadcasting"), and the Company will operate WTWS-TV pursuant to a time brokerage agreement. With certain limited exceptions, the time brokerage agreements of the Company entered into other than in anticipation of the consummation of an acquisition involve a basic transaction structure. The Company (i) finances the acquisition by the third party of some or all of the assets of the brokered stations and secures such financing by encumbering such assets including, to the extent permitted under FCC rules and regulations, the FCC license and all of the capital stock of the acquiring company; and (ii) enters into a time brokerage agreement with such third party which allows the Company to operate the brokered station, in accordance with FCC guidelines. In the case of Whitehead Media, the Company initially financed the acquisition by Whitehead Media of each of WTVX-TV and WOAC-TV. Whitehead Media subsequently obtained third party financing, a portion of the proceeds of which was used to repay the debt owed by Whitehead Media to the Company. In general, payments made to the FCC licensee under the time brokerage agreement are established, and renegotiated from time to time, based upon increases in expenses for which the FCC licensee must, in accordance with FCC regulations, remain primarily liable, including servicing the indebtedness owed by such FCC licensee to the Company or, in the case of Whitehead Media, to third parties. In certain circumstances, the Company may acquire certain tangible assets useful in the construction or operation of the brokered station and lease such assets to the brokered station. In addition, unless prohibited by FCC rules and regulations, the FCC licensee also grants to the Company an option to purchase the station for an amount payable in cash together with the forgiveness of all outstanding indebtedness. Upon consummation of the Proposed Acquisitions and the exercise of the Station Options, the Company will have options to purchase four (WTVX-TV, WOAC-TV, WNGM-TV and WHKE-TV) of the six stations which the Company will operate pursuant to time brokerage agreements. The Company has no ownership interest in Whitehead Media, CNI or Roberts Broadcasting.

         Other Investments in Television Properties. The Company is currently operating WSJN-TV pursuant to a time brokerage agreement pending its acquisition of a 50% interest in S&E Network, Inc. for approximately $4,000,000. S&E Network, Inc., a Puerto Rican corporation, is the licensee of the station and is currently 100% owned by Housing Development Associates, S.A. ("HDA"). The Company's investment in WSJN-TV will be consummated upon the receipt of regulatory approvals and thereafter, the Company will control substantially all of the programming time and other operations of the station pursuant to a management agreement with HDA.

         The Company is currently operating station WRMY-TV pursuant to a time brokerage agreement pending the consummation of the Offering, and has also agreed to lend to Roberts Broadcasting Company of Raleigh-Durham, L.P., a limited partnership which is the licensee of the station and of which Roberts Broadcasting is the sole general partner, up to $4,000,000 to relocate and upgrade the station's transmitter facilities. The Company has an option to convert a portion of its investment in WRMY-TV into a 40% limited partnership interest, with Roberts Broadcasting holding the remaining 60% partnership interest. The limited partnership agreement that governs the Company's partnership interest in WRMY-TV provides the Company the right to approve substantially all of the programming to be aired on the station and to participate in certain fundamental decisions concerning the operation and management of the station, including, for example, the approval of station budgets.

         The Company has agreed to acquire for $850,000 a 50% interest in Roberts Broadcasting of Salt Lake City, L.L.C., a Delaware limited liability company which will be the licensee of KZAR-TV and of which Roberts Broadcasting will be the sole other member, and to loan the station up to $3,180,000 to relocate and upgrade its transmitter facilities. Similarly, the Company has agreed to acquire for $1,000,000 a 50% interest in Offshore Television Company, L.L.C., a Delaware limited liability company which will be the licensee of WOST-TV and of which Offshore Broadcasting Corporation will be the sole other member, and to loan the station up to $2,500,000

18                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

to relocate and upgrade its transmitter facilities. The business of each of the limited liability companies which will own and operate KZAR-TV and WOST-TV will be managed under the terms of an operating agreement between the Company and, respectively, Roberts Broadcasting and Offshore Broadcasting Corporation. The Company expects that each of such operating agreements will provide it and the other member of such limited liability company the right to approve programming and other decisions concerning the operation of the station.

         The loan and security documents governing the terms and conditions of the loans extended by the Company to each of WRMY-TV, KZAR-TV and WOST-TV contain customary negative and affirmative covenants made for the benefit of the Company as a lender to such stations, including limitations on the incurrence of indebtedness, restrictions on liens, prohibitions on sales of assets and the Company's prior approval of significant contracts and agreements.

         The Company has also extended financing to Cocola Media Corporation of Florida ("Cocola"), which has in turn financed the construction by WPB Communications, Inc. of television station WHBI-TV, which is licensed to Hispanic Broadcasting, Inc. WPB Communications, Inc. is the holder of an option to acquire WHBI-TV from Hispanic Broadcasting, Inc after the station commences broadcast operations. After the consummation of the acquisition by WPB Communications, Inc., Cocola has an option to acquire the station and, pending the consummation of such option acquisition, the right to operate WHBI-TV pursuant to a time brokerage agreement. The Company expects to enter an affiliation agreement with Cocola after Cocola acquires WHBI-TV, pursuant to which WHBI-TV would air inTV programming. The Company does not have any ownership interest in Cocola, WPB Communications, Inc. or Hispanic Broadcasting, Inc.

         Joint Sales Agreements and other Radio Investments. The Company currently provides sales and marketing services under a joint sales agreement for each of radio stations WACC-AM, serving the Miami radio market, and WFSJ-FM, serving the Jacksonville radio market, while the owner of each such station provides the programming for such radio station. The Company owns a 49% interest in WACC-AM and has agreed to acquire WFSJ-FM for a total consideration of $5 million, consisting of $1.7 million in Company common stock, cancellation of $1.75 million in indebtedness to the Company, and assumption and repayment by the Company of a $1.55 million note to Mr. Paxson.

FEDERAL REGULATION OF BROADCASTING

         The FCC regulates radio and television broadcast stations pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act permits the operation of radio and television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of such license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States.

         The Communications Act empowers the FCC, among other things, to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate the equipment used by stations; to impose fees for processing applications; to adopt regulations to implement the provisions of the Communications Act; and to impose penalties for violations of the Communications Act or FCC regulations. The FCC may revoke licenses for, among other things, false statements made to the FCC or willful or repeated violations of the Communications Act or of FCC rules. Legislation has been introduced from time to time to amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act changes many provisions of the Communications Act and requires the FCC to change its existing rules and adopt new rules in several areas affecting broadcasting. The Company cannot predict whether Congress will enact any further such legislation, whether the FCC will adopt new or amend existing regulations (although the 1996 Act requires the FCC

Paxson Communications Corporation                                             19
- --------------------------------------------------------------------------------


to institute a rule making proceeding to amend broadcast rules), or what the effect of such actions would be on the Company.

         The following is a brief summary of certain provisions of the Communications Act and the rules of the FCC. Reference should be made to the Communications Act and the rules, orders, decisions and published policies of the FCC for further information on FCC regulation of television and radio broadcast stations.

         License Renewal. The Communications Act provides that a broadcast station license may be granted to an applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant's legal, technical, financial and other qualifications. Broadcast station licenses are granted for specific, limited periods, and, upon application, are renewable for additional terms. Prior to recent amendments to the Communications Act in the 1996 Act, the Communications Act provided for radio broadcast station licenses to be granted for a maximum term of seven years, and television station licenses to be granted for a maximum term of five years. The 1996 Act extends the license term for both television and radio broadcast stations to eight years. The FCC has not yet proposed regulations to implement the new license terms. In addition, the 1996 Act provides that, if a broadcast station fails to transmit broadcast signals for any consecutive 12-month period, the station license expires at the end of that 12-month period without regard to the stated term of the license. The Company's current licenses, and the licenses of stations with which the Company has time brokerage agreements expire on the following dates:

 RADIO STATIONS                        MARKET(a)                                    LICENSE EXPIRATION
 --------------                        ---------                                    ------------------
 WLVE-FM . . . . . . . . . . . . . .   Miami/Ft. Lauderdale                         February 1, 2003
 WZTA-FM . . . . . . . . . . . . . .   Miami/Ft. Lauderdale                         February 1, 1996
 WINZ-AM . . . . . . . . . . . . . .   Miami/Ft. Lauderdale                         February 1, 1996
 WFTL-AM . . . . . . . . . . . . . .   Miami/Ft. Lauderdale                         February 1, 1996
 WHPT-FM . . . . . . . . . . . . . .   Tampa/St. Petersburg                         February 1, 1996
 WSJT-FM . . . . . . . . . . . . . .   Tampa/St. Petersburg                         February 1, 1996
 WHNZ-AM . . . . . . . . . . . . . .   Tampa/St. Petersburg                         February 1, 1996
 WNZE-AM . . . . . . . . . . . . . .   Tampa/St. Petersburg                         February 1, 1996
 WJRR-FM . . . . . . . . . . . . . .   Orlando                                      February 1, 2003
 WMGF-FM . . . . . . . . . . . . . .   Orlando                                      February 1, 1996
 WWNZ-AM . . . . . . . . . . . . . .   Orlando                                      February 1, 1996
 WWZN-AM . . . . . . . . . . . . . .   Orlando                                      February 1, 1996
 WPLA-FM . . . . . . . . . . . . . .   Jacksonville                                 February 1, 1996
 WROO-FM . . . . . . . . . . . . . .   Jacksonville                                 February 1, 1996
 WNZS-AM . . . . . . . . . . . . . .   Jacksonville                                 February 1, 1996
 WZNZ-AM . . . . . . . . . . . . . .   Jacksonville                                 February 1, 1996
 WPTN-AM . . . . . . . . . . . . . .   Cookeville                                   August 1, 1996
 WGSQ-FM . . . . . . . . . . . . . .   Cookeville                                   August 1, 1996


 OWNED TELEVISION STATIONS             MARKET(a)                                    LICENSE EXPIRATION
 -------------------------             ---------                                    ------------------
 WHAI  . . . . . . . . . . . . . . .   New York                                     April 1, 1999
 KZKI  . . . . . . . . . . . . . . .   Los Angeles                                  December 1, 1998
 WTGI  . . . . . . . . . . . . . . .   Philadelphia                                 August 1, 1999
 KLXV  . . . . . . . . . . . . . . .   San Francisco                                December 1, 1998
 WGOT  . . . . . . . . . . . . . . .   Boston                                       April 1, 1999
 WYVN  . . . . . . . . . . . . . . .   Washington, D.C.                             October 1, 1996
 WTLK  . . . . . . . . . . . . . . .   Atlanta                                      April 1, 1997
 KTFH  . . . . . . . . . . . . . . .   Houston                                      August 1, 1998
 WAKC  . . . . . . . . . . . . . . .   Cleveland                                    October 1, 1997
 WTWS  . . . . . . . . . . . . . . .   Hartford/New Haven                           April 1, 1999
 WPBF  . . . . . . . . . . . . . . .   West Palm Beach                              February 1, 1997


20                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------


 TIME BROKERAGE
 TELEVISION STATIONS                   MARKET(a)                                    LICENSE EXPIRATION
 -------------------                   ---------                                    ------------------
 WOAC  . . . . . . . . . . . . . . .   Cleveland                                    October 1, 1997
 WFCT (b)  . . . . . . . . . . . . .   Tampa/St. Petersburg                         February 1, 1997
 WCTD (b)  . . . . . . . . . . . . .   Miami/Ft. Lauderdale                         February 1, 1997
 KUBD (b)  . . . . . . . . . . . . .   Denver                                       April 1, 1998
 KWBF (b)  . . . . . . . . . . . . .   Phoenix                                      October 1, 1998
 WCEE (b)  . . . . . . . . . . . . .   St. Louis                                    December 1, 1997
 WIRB  . . . . . . . . . . . . . . .   Orlando                                      February 1, 1997
 WRMY  . . . . . . . . . . . . . . .   Raleigh                                      December 1, 1996
 WTVX  . . . . . . . . . . . . . . .   West Palm Beach                              February 1, 1997
 WTJC (b)  . . . . . . . . . . . . .   Dayton                                       October 1, 1997
 WSJN  . . . . . . . . . . . . . . .   San Juan                                     February 1, 1997


- ------------

         (a) Each station is licensed by the FCC to serve a specific community which is included in the listed market.
         (b) Operated pursuant to a time brokerage agreement pending exercise of the Station Options.

         The Company timely filed license renewal applications for all of its Florida radio stations with the FCC which renewal applications were required to be filed on or before October 1, 1995. These applications are subject to public comment and interested third parties could have filed formal petitions to deny each license renewal application with the FCC on or before January 2, 1996. No such petitions were filed. Two of such station licenses (WLVE-FM and WJRR-FM) were renewed through February 1, 2003. While the license for each of the Florida radio stations other than WLVE-FM and WJRR-FM expired on February 1, 1996, the Communications Act provides that, because the FCC has not acted on such applications, such station licenses shall automatically continue in force until the pending renewal applications have been acted upon. Based upon its review of FCC records, the Company is not aware of any petitions or other informal objections filed against any one of its pending radio station license renewal applications. The Company expects its pending renewal applications for its Florida radio station licenses to be acted upon favorably by the FCC and for such licenses to be renewed through February 1, 2003.

         Generally, the FCC renews licenses without a hearing. The Communications Act authorizes the filing of petitions to deny and of competing applications against license renewal applications during specified periods after the renewal applications have been filed. Interested parties, including members of the public, may file petitions to deny as a means to raise issues concerning the renewal applicant's qualifications. The 1996 Act removed the opportunity for the filing of competing applications against an incumbent licensee at renewal time. Instead, the FCC will renew broadcast licenses if the incumbent meets three requirements: (1) the station has served the public interest, convenience and necessity; (2) the licensee has not seriously violated the Communications Act or the FCC's rules; and (3) there have been no other violations, which, taken together, would constitute a pattern of abuse. If an applicant for renewal fails to satisfy this tripartite standard, the FCC nevertheless may renew the license on appropriate terms and conditions, including renewal for less than a full license term. The FCC may not consider applications for the channel by other parties until it first has decided to deny renewal to the incumbent. Before denying renewal to an incumbent, the FCC must first allow the licensee a hearing on the licensee's alleged failure to satisfy the statutory standard. The Communications Act, as amended, now prohibits the FCC from considering whether another licensee would be preferable until it first has determined that the incumbent does not qualify for renewal.

         In recent years, there have been a number of petitions to deny filed with respect to broadcast license renewal applications, but in the vast majority of cases the FCC has renewed incumbent operators' station licenses.

         Ownership Matters. The Communications Act requires the prior approval of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining

Paxson Communications Corporation                                             21
- --------------------------------------------------------------------------------


whether to approve an assignment of a broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things, the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on alien ownership and control, compliance with rules limiting the common ownership of certain attributable interests in broadcast, cable and newspaper properties, and the character qualifications of the transferee or assignee and the individuals or entities holding attributable interests in them.

         The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership, or other association or entity. In the case of corporations holding broadcast licenses, the interests of officers, directors, and those who, directly or indirectly, have the right to vote five percent or more of the corporation's stock are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that are insulated under FCC policies. For insurance companies, certain regulated investment companies and bank trust departments that hold stock for investment purposes only, such interests become attributable with the ownership of ten percent or more of the stock of the corporation holding broadcast licenses. The FCC's rules specify exceptions to the general principles for attribution. For example, in a corporation with a single majority shareholder, such as the Company. Generally no other shareholder is deemed to hold an attributable interest.

         The 1996 Act substantially relaxed and restructured ownership rules applicable to broadcast entities by removing restrictions on the number of television stations a single entity may own or control nationwide and increasing the nationwide audience reach ceiling for television ownership. Under the new rules, an entity will be able to hold an attributable interest in television stations reaching up to 35% of the United States television households. The 1996 Act also removes entirely the nationwide limits on the number of radio broadcast stations in which a single entity may hold an attributable interest. In addition, the 1996 Act changed the local radio ownership rules to increase the number of radio stations a single entity may own in a single market:

                 If there are fourteen or fewer stations in a market, a single entity may own as many as five stations and three same-service stations (that is, AM or FM), except that a single entity may not own, operate or control more than 50% of the stations in a market with fourteen or fewer commercial radio broadcast stations;

                 In a market with between fifteen and twenty-nine stations, a single entity may own or control six stations and four stations in the same service;

                 In a market with thirty to forty-four stations, a single entity may own or control a total of seven stations and four same-service stations; and

                 In a market of forty-five or more stations, a single entity may own or control a total of eight stations with up to five same-service stations.

         The FCC also has rules that limit the number of co-located radio or television broadcast stations in which a single entity may own an attributable interest. Certain of these rules also will change because of the 1996 Act. For television, no single entity may hold an attributable interest in television stations with overlapping Grade B service contours. The 1996 Act directs the FCC to conduct a rule making proceeding to determine whether these rules should be retained. The Grade B contour is a predicted signal strength contour that generally approximates the area within which a viewer can receive off-the-air a signal adequate for normal viewing. The local ownership restrictions for radio broadcast stations vary based on market size.

22                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------


         Under local radio ownership rules, an entity with an attributable interest in one radio station is considered also to have an attributable interest in any other radio station in the same market for which the first radio station provides the programming for more than 15% of the broadcast time, on a weekly basis. As a result, such programming arrangements may not be entered into by radio station combinations that could not be commonly owned under FCC rules.

         The FCC's cross-ownership rules prohibit the common ownership of attributable interests in certain combinations of media outlets serving the same geographic area. Under these rules, a single entity may not have an attributable interest in: (i) both a radio station and a television station that serve specified overlapping areas; (ii) a daily newspaper and either a radio station or a television station that serve specified overlapping areas; or (iii) a television station and a cable television system that serve specified overlapping areas. (The 1996 Act deleted the statutory prohibition on a single entity owning both a television station and a cable television system in the same market, but did not require the FCC to change its rule that imposes this restriction.) The FCC has established a liberal waiver policy to permit common ownership of a radio station and a television station in any of the nation's 25 largest markets, and in some circumstances involving failed stations and in other situations where more stringent waiver standards can be met. The 1996 Act extends this waiver policy to the top 50 markets. In addition, legislative proposals have been made from time to time to liberalize or strengthen these prohibitions. See "Proposed Changes."

         In cases involving competing media in the same market, FCC policy in certain instances prohibits common ownership interests under its cross-interest policy even if the interests involved are non-voting or other non-attributable interests not specifically forbidden under the FCC's cross-ownership rules. The FCC has initiated proceedings to inquire whether it should change or eliminate this policy, covering joint ventures and common key employees. The policy does not necessarily prohibit these interests, but may require that the FCC consider whether they could have a significant adverse affect on programming diversity and competition in the market. See "Proposed Changes."

         In cases where one person or entity (such as Mr. Paxson in the case of the Company) holds more than 50% of the combined voting power of the common stock of a broadcasting corporation, a minority shareholder of the corporation generally would not acquire an attributable interest in the corporation. Any attributable interest by any shareholder in another broadcast station or daily newspaper in a market where such a corporation owns or seeks to acquire a station may still be subject to review by the FCC under its cross-interest policy, and could result in the Company's being unable to obtain from the FCC one or more authorizations needed to acquire other broadcast stations. Furthermore, if a majority shareholder of a company (such as Mr. Paxson in the case of the Company) were no longer to hold more than 50% of the combined voting power of the common stock of the Company, the interests of minority shareholders that had theretofore been considered non-attributable could become attributable, with the result that any other media interests held by such shareholders would be combined with the media interests of such company for purposes of determining the shareholders' compliance with FCC ownership rules. In the event of any noncompliance, steps required to achieve compliance could include divestitures by either the shareholder or the affected company. Furthermore, other media interests of shareholders having or acquiring an attributable interest in such a company could result in the company's being unable to obtain FCC consents for future acquisitions. Conversely, the Company's media interests could operate to restrict other media investments by shareholders having or acquiring an interest in the Company.

         Under the Communications Act, no FCC broadcast license may be held by a corporation of which more than one-fifth of its capital stock is owned of record or voted by aliens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country (collectively "Aliens"). Furthermore, the Communications Act provides that no FCC broadcast license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Aliens if the FCC should find that the public interest would be served by the refusal of such license. Restrictions on alien ownership also apply, in modified form, to other types of business organizations, including partnerships.

Paxson Communications Corporation                                             23
- --------------------------------------------------------------------------------


         Programming and Operation. The Communications Act requires broadcasters to serve the public interest. Since the late 1970's, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's market. Nevertheless, broadcast licensees continue to be required to present programming that responds to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners or viewers about a broadcast station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time.

         Broadcast of obscene or indecent material is regulated by the FCC as well as by state and federal law. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertising of contests and lotteries, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application. Pursuant to the Children's Television Act of 1990, the FCC has adopted rules limiting advertising in children's television programming and required that television broadcast stations serve the educational and informational needs of children. The Children's Television Act specifically requires that the FCC consider compliance with these obligations in deciding whether to renew a television broadcast license.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short term renewals or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         Time Brokerage Agreements. Over the past several years a significant number of radio broadcast licensees, including certain of the Company's subsidiaries, have entered into time brokerage agreements. While these agreements may take varying forms, under a typical time brokerage agreement separately-owned and licensed radio stations agree to enter into arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. These arrangements are subject under FCC rules and regulations to maintenance by the licensee of each station of independent control over the programming and station operations of its own station.

         Typically, a time brokerage agreement is a programming agreement between two separately owned radio stations serving a common service area, whereby the licensee of one station programs substantial parts of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the licensee of the brokered station. The broker then sells advertising time during such program segments for its own account. Such arrangements are an extension of the concept of time brokerage, under which a licensee of a station sells the right to broadcast blocks of time on its station to an entity or entities which program the blocks of time and sell their own commercial advertising for their own account during the time periods in question.

         The FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. In addition, it has specifically exempted time brokerage agreements from its cross-interest policy. Furthermore, the FCC and the staff of the FCC's Mass Media Bureau have held that time brokerage agreements do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains ultimate responsibility for and control over operations of its broadcast station (including, specifically, control over station finances, licensee personnel and programming) and complies with applicable FCC rules and with antitrust laws. Thus far, the FCC has not considered what relevance, if any, a time brokerage agreement may have upon its evaluation of a licensee's performance at renewal time.

24                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

         Under certain circumstances, the FCC will consider a station brokering time on another radio station serving the same market to have an attributable ownership interest in the brokered station for purposes of the FCC's radio local ownership rules. In particular, a radio broadcast station is not permitted to enter into a time brokerage agreement giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's revised local radio duopoly multiple ownership rules. Nevertheless, radio time brokerage agreements entered into before September 16, 1992 are generally grandfathered. The FCC has no present rules on the attribution of television time brokerage agreements as it does with radio time brokerage agreements. The FCC has adopted an interim policy on the grant of transfer and assignment applications that include television time brokerage agreements and the FCC is now considering whether to adopt rules governing television time brokerage agreements. The 1996 Act grandfathered time brokerage agreements existing at the time of its passage and included a provision that the broadcast ownership section of the Act is not to be construed to prohibit the origination, continuation or renewal of any television time brokerage agreement that complies with FCC regulations. See "Proposed Changes."

         The FCC rules also prohibit a radio broadcast licensee from simulcasting more than 25% of its programming on another station in the same radio broadcast service (that is, AM-AM or FM-FM) whether it owns both stations or operates both through a time brokerage agreement if the brokered and brokering stations serve substantially the same geographic area.

         "Must Carry"/Retransmission Consent. Some provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the implementing rules adopted by the FCC, such as signal and carriage and equal employment opportunity requirements, directly affect television broadcasting. Other provisions, although focused exclusively on the regulation of cable television, may indirectly affect the Company because of the competition between over-the-air television stations and cable systems.

         The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station on certain designated cable channels subject to certain exceptions, or to negotiate for retransmission consent to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. Local non-commercial television stations are also given mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems are required to obtain retransmission consent for all distant commercial television stations (except for commercial satellite-delivered independent super stations such as WTBS), commercial radio stations and certain low power television stations carried by such systems after October 6, 1993.

         On April 8, 1993, a special three-judge federal district court issued a decision upholding the constitutional validity of the mandatory signal carriage requirements. In June 1994, the United States Supreme Court vacated this decision and remanded it to the district court to determine, among other matters, whether the statutory carriage requirements are necessary to preserve the economic viability of the broadcast industry. On December 12, 1995, a three-judge federal district court panel again upheld the constitutional validity of the mandatory signal carriage requirements, ruling that reasonable evidence supported Congress' conclusion that "must carry" rules are necessary to preserve the economic viability of the broadcast industry. The district court's decision has been appealed to the Supreme Court, but the mandatory broadcast signal carriage requirements will remain in effect pending the outcome of the further proceedings. The Company cannot predict whether the Supreme Court will ultimately uphold or strike down the mandatory signal carriage requirements. If a station is not carried by a cable system in its area or is shifted to an undesirable channel on such cable system, the station could experience a decline in viewership that could adversely affect its revenue, particularly revenue from stations carried on a cable system solely to comply with the "must carry" law (for example, if the Infomall programming competes with the cable system's own, similar non-broadcast offering).

Paxson Communications Corporation                                             25
- --------------------------------------------------------------------------------


         The 1996 Act allows for telephone companies to provide video programming as an "Open Video System." The FCC is required to adopt regulations mandating "must carry" for commercial and noncommercial stations and retransmission consent for these operators.

         The 1996 Act modified the way in which markets for carriage will be determined for purposes of the "must-carry" rules. The 1996 Act provides that, instead of using markets previously defined by the Arbitron ratings service, the FCC will determine a broadcast station's market by using commercial publications that delineate television markets based on viewing patterns. This modification will allow the FCC to use A.C. Nielsen's DMAs to delineate markets. The FCC is authorized to entertain requests for expansion or other modification of television station markets, and is now required to resolve any market modification request within 120 days after the request is filed or within 120 days of enactment of the 1996 Act, whichever is later. The grant of such requests by a licensee to extend its "must carry" rights into another DMA may fractionalize the viewing audience of other television stations already classified as entitled to "must carry" rights within the DMA.

         The 1996 Act also directs the FCC to adopt regulations to allow local exchange telephone companies to provide video programming either as cable operators or under the newly-established category of "Open Video Systems." If a local exchange telephone company decides to provide video programming as a cable operator, it will be subject to the same "must-carry"/retransmission consent requirements as a cable operator. The FCC also is directed to adopt rules requiring operators of Open Video Systems to be subject to regulations regarding "must carry" for commercial and noncommercial broadcast stations, network nonduplication, syndicated exclusivity protection and retransmission consent options. Operators of Open Video Systems will be required to carry identification of broadcast stations on any navigational device, guide, or menu that they have on their System.

         Equal Employment Opportunity Requirements. The 1992 Cable Act also codified the FCC's existing equal employment opportunity ("EEO") regulations and reporting forms used by television broadcast stations. In addition, as required by the 1992 Cable Act, the FCC has adopted rules providing for a review of the EEO performance of each television station at the mid-point in its license term (in addition to an examination at renewal time) and for the FCC to inform the licensee of any improvements in recruiting practices that may be needed as a result of the review. The FCC recently proposed rules that would reduce the EEO record keeping and filing requirements of certain categories of stations. The FCC has also proposed to give broadcasters credit for using the recruiting resources of a central source, such as a state broadcast association, and has proposed to adopt guidelines for imposing forfeitures for EEO violations.

         Syndicated Exclusivity/Territorial Exclusivity. The FCC has imposed on cable operators syndicated exclusivity rules and expanded existing network non-duplication rules. These syndicated exclusivity rules allow local broadcast stations to require that cable operators black out certain syndicated non-network programming carried on distant signals (that is, signals of broadcast stations, including so-called super stations, which serve areas substantially removed from the cable system's local community). The network non-duplication rules allow local broadcast network affiliates to require that cable operators black out duplicating network broadcast programming carried on more distant signals that are not significantly viewed over the air.

         Prime Time Access Rules. The FCC's prime time access rule places programming restrictions on affiliates of major national television networks. In the past, this rule restricted affiliates of networks in the 50 largest television markets (as defined by the rule) generally to no more than three hours of network programming during the four hours of prime time. Recently, the FCC changed its definition of network to include those entities that deliver more than 15 hours of prime time programming (a term defined in those rules) to affiliates reaching 75% of the nation's television homes. Under this definition, certain national television networks are not subject to the prime time access rule. In July 1995, the FCC issued an order repealing the prime time access rules, subject to a one-year transition period during which the rules will continue in effect. If the order is not modified or overturned, the prime time access rules will terminate on August 30, 1996. The Company cannot predict what effect the repeal

26                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

of the rules may have on the operation of its network-affiliated television stations or the market for syndicated television programming.

         V-Chip. The 1996 Act encourages the industry to establish a ratings system for video programming. If the industry fails to establish such a ratings system within one year, the FCC is directed to appoint a Committee to recommend a ratings system. The 1996 Act also requires the inclusion of an electronic device (the "V-Chip") in new television sets, which will enable parents to block programming that contains a certain rating.

         Television and radio broadcast stations also may be subject to a number of other federal, state and local regulation, including regulations of the Federal Aviation Administration affecting tower height and marking, and federal, state and local environmental and land use restrictions and general business regulation, and a variety of local regulatory concerns.

         Proposed Changes. The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies involving a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's broadcast stations, result in the loss of audience and advertising revenue for the Company's broadcast stations and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions.

         --Implementation of Amendments to the Communications Act. The 1996 Act is one of the most significant changes to the Communications Act since its adoption in 1934. The 1996 Act expressly requires the FCC to change its rules in many significant respects, and additional rule making proceedings may be required to adapt present FCC requirements to the new law. As the 1996 Act only recently has been passed and become law and the FCC has not yet begun the proceedings that the 1996 Act requires, it remains to be seen how the FCC will interpret certain provisions of the 1996 Act. Although the focus of the 1996 Act is on telephony, the Act will result in changes to several provisions of the law relating to broadcasters.

         --FCC Proceedings to Revise Broadcast Ownership Rules. The FCC has several pending rule making proceedings to consider aspects of its ownership rules affecting broadcasting that predate the enactment of the 1996 Act. The passage of the 1996 Act will affect the outcome of these proceedings, and the FCC may initiate new or further proceedings to consider some of these matters in view of the new amendments to the Communications Act. In January 1995, the FCC issued a further notice of proposed rule making which proposed the following changes in regulations governing television broadcasting: (i) modifying the reach discount as it applies to UHF stations; (ii) narrowing the geographic area where common ownership restrictions would be triggered by limiting it to overlapping Grade A contours rather than Grade B contours and by permitting (or granting waivers in particular cases or markets) certain UHF/UHF or UHF/VHF overlaps; (iii) relaxing the rules prohibiting cross-ownership of radio and television stations in the same market to allow certain combinations where there remain alternative outlets and suppliers to ensure diversity; and
(iv) treating television time brokerage agreements the same as radio time brokerage agreements which would presently preclude certain television time brokerage agreements where the programmer owns or has an attributable interest in another television station in the same market. In June 1995, the FCC announced an interim policy for processing television transfer and assignment application that include time brokerage agreements. Pending the adoption of new rules, the FCC has stated that it will not grant applications that propose a time brokerage arrangement if the arrangement also includes both debt financing by the time broker and an option for the time broker to purchase the brokered station. The FCC has stated that it will continue to grant applications with time-brokerage arrangement if they include only one of those elements (that is, either debt financing by the broker or an option of the time broker to purchase). Adoption of the most restrictive proposals in this proceeding could limit the Company's alternatives for entering into new time brokerage agreements and making new broadcast acquisitions and, if existing arrangements are not grandfathered, could require the Company to modify or terminate certain of its time brokerage agreements.

Paxson Communications Corporation                                             27
- --------------------------------------------------------------------------------


         In January 1995, the FCC issued a further notice of proposed rule making that combined several long-pending proceedings to consider changes in its ownership rules and policies. In the new proceeding, the FCC is considering, among other things, (i) whether to make non-voting stock interests attributable; (ii) whether to change attribution thresholds; (iii) how to treat limited liability companies for purposes of attribution; (iv) whether to extend the cross-interest policy to require review of multi-layered business relationships, including debt relationships, that now are not subject to scrutiny; and (v) whether to change the insulation standards for non-attribution of limited partnership interests. Adoption of the most restrictive alternatives available to the FCC could require that the Company, in assessing acquisition and compliance strategies, take into account additional interests in itself and its principals that are now exempt from FCC ownership regulation, and potentially divest or restructure some interests.

         In a second notice of proposed rule making the FCC is seeking comment on whether the FCC should relax attribution and other rules to facilitate greater minority and female ownership.

         The 1996 Act directs the FCC to conduct biannual review of its broadcast ownership rules, to determine whether the rules continue to be in the public interest, and to repeal or modify regulations found to no longer serve the public interest.

         --FCC Inquiry on Broadcast of Commercial Matter. The FCC also has initiated a notice of inquiry proceeding seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. No prediction can be made at this time as to whether the FCC will propose any limits on commercial advertising at the conclusion of its deliberation or the effect the imposition of limits on the commercial matter broadcast by television stations would have upon the Company's operations.

         --Digital Audio Broadcasting. The FCC recently has allocated spectrum to a new technology, digital audio broadcasting ("DAB"), to deliver satellite-based audio programming to a national or regional audience and is considering rules for a DAB service. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. In addition, applications by several entities currently are pending at the FCC for authority to offer multiple channels of digital, satellite-delivered S-Band aural services that could compete with conventional terrestrial radio broadcasting. These satellite radio services use technology that may permit higher sound quality than is possible with conventional AM and FM terrestrial radio broadcasting. Thus far, the FCC has not granted the pending requests for authorizations to offer satellite radio, nor has it adopted rules for the proposed satellite radio service. Implementation of DAB would provide an additional audio programming service that could compete with the Company's radio stations for listeners, but the effect upon the Company cannot be predicted.

         --Advanced High Definition Television System. The FCC has also begun to adopt rules for implementing advanced (high definition) television ("ATV") in the United States. Implementation of ATV service should improve the technical quality of television broadcasts. In anticipation of the implementation of ATV operations, the 1996 Act directs the FCC to adopt ATV technical standards and other rules necessary to protect the public interest. The FCC is authorized (but not required) to establish minimum hours of ATV operation. The 1996 Act also provides for the FCC to limit the eligibility for ATV licenses to existing television licensees and permittees. The FCC is directed to condition ATV licenses on recapture of either the new ATV spectrum or television licensees' initial spectrum, but neither the timetable nor the subsequent use of recaptured spectrum is specified. Ten years after it first issues ATV licenses, however, the FCC must evaluate its regulation and public acceptance of ATV, including possible alternative uses of and reduction in ATV spectrum.

28                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

         The FCC is required to adopt rules permitting ATV licensees to offer "ancillary or supplementary services" on newly-available ATV spectrum, so long as such services are consistent with the FCC's ATV standards; do not derogate required ATV services, including high definition television; and are regulated in the same manner as similar non-ATV services. Ancillary or supplementary services will not have "must-carry" rights on cable television systems. All services using ATV spectrum must be consistent with the public interest and renewal applicants will be required to establish that all conventional and ATV program services are in the public interest. Failure to comply with FCC requirements governing ancillary or supplementary ATV services will reflect adversely on renewal qualifications.

         Licensees which use ATV frequencies to provide ancillary or supplementary services on a subscription or similar paid basis
(commercially-supported non-subscription broadcasting is excluded) will be required to pay annual fees, based on the amount of spectrum being used and the time it is used for ancillary and supplementary services. The fee is not to exceed the amount which would have been received had the spectrum been auctioned for similar uses.

         The FCC has decided that it will set aside specific new channel allotments for ATV service. Initial eligibility for these channels will be limited to existing television licensees. The FCC has not yet adopted a new technical standard for ATV, nor has it adopted a new Table of Allotments for ATV channels.

         Under the FCC's current plan for phasing in ATV service, each television station would be able to continue to provide conventional television service on its regular channel until advanced television service has become the prevalent medium. In August 1995, the FCC issued its Fourth Further Notice of Proposed Rule Making and Third Notice of Inquiry in its ATV proceeding. The notice and inquiry requested public comment on a number of issues in connection with the establishment of ATV television broadcasting, including: (i) procedures and timetables for existing broadcasters to move to ATV channels and relinquish their present spectrum; (ii) restrictions on the use of ATV channels during the transition period; (iii) the effect of conversion to digital transmission on a broadcaster's public interest obligations; (iv) incentives for the rapid adoption of ATV transmission technologies by broadcasters and by the public, and (v) the impact of ATV on cable television carriage or retransmission consent. Fifteen years after the start date, television broadcasters would be required to surrender their conventional television licenses. Implementation of ATV service is likely to impose additional costs on television stations providing new service due to increased equipment costs. While the Company believes the FCC will authorize ATV, the Company cannot predict when such authorization might be given or the effect such authorization might have on the Company's business.

         Other changes that may result from matters under consideration by the FCC or the Congress include: (i) spectrum use or other fees on FCC licensees;
(ii) the FCC's EEO rules and other matters relating to female or minority involvement in the broadcasting industry; (iii) rules relating to political broadcasting; (iv) technical and frequency allocation matters; (v) changes in the FCC's cross-interest, multiple ownership and cross-ownership rules and policies; (vi) changes in the tax deductibility of advertising expenses; (vii) changes in standards governing the evaluation and regulation of television programming directed toward children, and violent or indecent programming; and
(viii) changes in regulation of the relationship between major television networks and their affiliates.

         The foregoing is only a brief summary of certain provisions of the Communications Act and of specific FCC and other regulations. Reference is made to the Communications Act, FCC regulations, and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

Paxson Communications Corporation                                             29
- --------------------------------------------------------------------------------


EMPLOYEES

         As of December 31, 1995, the Company had approximately 714 full-time employees and approximately 202 part-time employees, for a total of 916 employees. None of its employees is represented by a labor union. The Company considers its relations with its employees to be good.

SEASONALITY

         Seasonal revenue fluctuations are common within the radio and television broadcasting industry and result primarily from fluctuations in advertising expenditures by local retailers. Paxson Radio and Paxson Network-Affiliated Television generally experience their lowest revenue for the year in the first quarter, whereas the highest revenue for the year generally occurs in the fourth fiscal quarter. Because of the short operating history, the Company's ability to assess the effects of seasonality on inTV is limited. It appears, however, that inTV may experience its highest revenues during the first and fourth quarters.

PATENTS AND TRADEMARKS

         The Company has 21 registered trademarks and 11 trademark registrations pending relating to its business. It does not own any patents or patent applications. The Company does not believe that any of its trademarks are material to its business or operations.


ITEM 2. PROPERTIES

         The following table sets forth information with respect to the Company's offices and its studios and broadcast tower locations. Management believes that the Company's properties are in good condition and are suitable for its operations.

 MARKET(A)                          PROPERTY                        OWNED/LEASED              LEASE EXPIRATION
 ---------                          --------                        ------------              ----------------
 Miami, FL . . . . . . . . . . . .  Studio/Offices                  Owned
                                    WLVE-FM Tower                   Leased                    January 2000
                                    WZTA-FM Tower                   Leased                    April 2007
                                    WINZ-AM Tower                   Owned
                                    WFTL-AM Tower                   Owned

 Tampa, FL . . . . . . . . . . . .  Studio/Offices                  Leased                    May 1998
                                    WHNZ-AM Tower                   Owned
                                    WHPT-FM Tower                   Owned
                                    WNZE-AM Tower                   Owned
                                    WSJT-FM Tower                   Owned

 Orlando, FL . . . . . . . . . . .  Studio/Offices                  Leased                    March 2002
                                    WJRR-FM Tower                   Leased                    April 2000
                                    WMGF-FM Tower                   Leased                    February 2001
                                    WWNZ-AM Tower                   Owned
                                    WWZN-AM Tower                   Owned


30                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

 MARKET(A)                          PROPERTY                        OWNED/LEASED              LEASE EXPIRATION
 ---------                          --------                        ------------              ----------------
 Jacksonville, FL  . . . . . . . .  Studio/Offices                  Leased                    February 1999
                                    WROO-FM Tower                   Leased                    March 1999
                                    WPLA-FM Tower                   Owned
                                    WNZS-AM Tower                   Leased                    Perpetual
                                    WZNZ-AM Tower                   Owned

 Cookeville, TN  . . . . . . . . .  Studio/Offices                  Leased                    December 1998
                                    WGSQ-FM Tower                   Leased                    July 2007
                                    WPTN-AM Tower                   Owned

 Los Angeles, CA . . . . . . . . .  Studio/Offices                  Leased                    October 1998
                                    Tower                           Leased                    June 2005
                                    Sales Office                    Leased                    July 1998

 Philadelphia, PA  . . . . . . . .  Studio                          Leased                    September 2000
                                    Tower                           Owned

 San Francisco, CA . . . . . . . .  Studio/Offices                  Leased                    June 2005
                                    Tower                           Leased                    June 2020

 Boston, MA  . . . . . . . . . . .  Studio/Offices                  Leased                    February 2006
                                    Tower                           Leased                    June 2026

 Atlanta, GA . . . . . . . . . . .  Studio/Offices                  Leased                    June 2001
                                    Tower                           Leased                    October 2015

 Houston, TX . . . . . . . . . . .  Studio/Offices                  Leased                    October 1998
                                    KTFH-TV Tower                   Owned
                                    K33DB Tower                     Leased                    January 1997

 Hartford, CT  . . . . . . . . . .  Studio                          Leased                    October 1999
                                    Tower                           Leased                    October 2035

 West Palm Beach, FL . . . . . . .  Studio/Offices                  Leased                    October 1998
                                    Tower                           Owned
                                    Headquarters                    Owned

 Cleveland, OH . . . . . . . . . .  Studio                          Owned
                                    Tower                           Owned

 Washington, D.C.  . . . . . . . .  Studio                          Owned
                                    Tower                           Owned

 New York, NY  . . . . . . . . . .  Studio                          Leased                    March 2001
                                    Tower                           Leased                    March 2006

 ______________
 (a)      Market listed may differ from actual location.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, no material legal proceedings are pending to which the Company or any of its property is subject.

Paxson Communications Corporation                                             31
- --------------------------------------------------------------------------------


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of the period covered by this report.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      In November 1994, the Company's Class A Common Stock became publicly-held through its merger with The American Network Group, Inc. and beginning November 7, 1994, the Class A Common Stock was listed on the Nasdaq Small-Cap Market. Since July 10, 1995, the Class A Common Stock has been listed on the American Stock Exchange under the symbol PXN. The following table sets forth for the periods indicated, the high and low last sales price per share for the Class A Common Stock, as reported on the Nasdaq Small-Cap Market (until July 7, 1995) and the closing sale price per share for the Class A Common Stock on the American Stock Exchange thereafter.

                                                                  HIGH        LOW
                                                                  ----        ---
1994
  Fourth quarter (beginning November 7, 1994)                     16          10 5/8

1995
  First Quarter                                                   12 5/8      9
  Second Quarter                                                  14          8
  Third Quarter                                                   15 3/4      12
  Fourth Quarter                                                  16 3/8      11 1/2

1996
  First Quarter (through March 29)                                21 1/4      13 7/8

         On March 29, 1996, the closing price of the Class A Common Stock on the American Stock Exchange was $15.625 per share. As of that date, there were approximately 195 holders of record of the Class A Common Stock. Because of the limited trading activity in the Class A Common Stock, the preceding prices may not be indicative of the actual value of the Class A Common Stock or of the trading prices that would result from a more seasoned market.

         The Company has not paid cash dividends and does not intend for the foreseeable future to declare or pay any cash dividends on its Common Stock and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to declare or pay dividends will be at the discretion of the Company's board of directors and will depend upon the Company's future earnings, results of operations, financial condition, capital requirements, contractual restrictions under the Company's debt instruments, considerations imposed by applicable law and other factors deemed relevant by the board of directors. In addition, the terms of the outstanding shares of the Company's preferred stock contain restrictions on the declaration of dividends with respect to the Common Stock.

32                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended December 31, 1995. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report.



                                                                 For the Year Ended December 31,
                                                                 -------------------------------
                                                1995            1994            1993            1992           1991
                                                ----            ----            ----            ----           ----
INCOME STATEMENT DATA:

Total Revenue . . . . . . . . . . . . . .   $103,073,912   $ 62,067,443    $ 32,062,031    $17,061,837     $   829,533

Loss from operations  . . . . . . . . . .     (8,551,403)    (1,562,037)     (6,161,230)    (6,837,152)     (1,385,786)
Net loss  . . . . . . . . . . . . . . . .    (33,473,290)    (4,762,074)    (11,409,000)    (7,855,039)     (1,428,008)
Net loss attributable to common stock (a)    (46,770,496)    (8,147,530)    (11,560,367)             -               -
Net loss per common share (b) . . . . . .         $(0.97)        $(0.14)         $(0.36)
Net loss attributable to common
 stock per common share (b) . . . . . . .          (1.36)         (0.24)          (0.37)
Cash dividends declared . . . . . . . . .              -              -               -
Weighted average shares outstanding -
 primary and fully diluted (b)  . . . . .     34,429,517     33,430,116      31,581,948

BALANCE SHEET-DATA:

Working Capital . . . . . . . . . . . . .   $ 74,338,086   $ 26,392,082    $ 12,894,569    $ 9,031,611     $   546,929
Total assets  . . . . . . . . . . . . . .    293,832,077    152,670,381      66,574,608     37,067,084      12,353,227
Current portion of debt . . . . . . . . .        430,590      6,393,415         401,632          1,363               -
Long term debt and notes  . . . . . . . .    239,858,935     76,013,542      32,206,770     21,508,402       2,594,352
Total redeemable preferred
 stock and common stock warrants  . . . .     57,175,963     43,878,757      13,798,540              0               0
Total common stockholders' equity . . . .    (17,478,797)    17,019,390      16,119,257     14,327,956       9,422,885


- ------------------------------
         (a) Includes dividends and accretion for redeemable preferred stock and redeemable common stock warrants.

         (b) Loss per share data and weighted average shares outstanding for the years ended December 31, 1994 and 1993 give a pro forma effect to (i) the Company's amended capital structure related to the merger with ANG; and (ii) a stock dividend on common shares outstanding on January 1, 1995. For periods prior to January 1, 1993, loss per share data and weighted average shares outstanding were not computed as such amounts were not relevant.

Paxson Communications Corporation                                             33
- --------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company commenced Paxson Radio operations in September 1991 following the acquisition of three radio stations in Florida. The Company has since expanded Paxson Radio primarily through the acquisition of 15 additional stations, the execution of joint sales agreements for two additional stations in Florida (in one of which the Company owns a 49% interest and the other of which the Company has agreed to acquire), and significant internal growth of acquired stations, and has agreed to acquire two additional radio stations in Miami, one station in Jacksonville and two stations in Tennessee. Paxson Radio includes the operation of six radio networks and outdoor billboards which have operating and financial characteristics different from those of radio stations. These operations, however, are not material to the radio group or to the Company overall. The billboards serve to increase awareness of the Company's radio operations and the radio networks are utilized in part to provide sports and other programming to certain of the Company's radio stations and to 338 affiliates in the eastern and southeastern United States.

         The Company commenced Paxson Network-Affiliated Television operations in July 1994, following the acquisition of WPBF-TV, an ABC affiliate, in West Palm Beach, Florida. The Company expanded its network affiliated television operations in August 1995 with the execution of a time brokerage agreement for WTVX-TV, a combined Warner/UPN affiliate, also in West Palm Beach.

         The Company commenced its Infomall TV Network operations with four inTV stations in January 1995. The Company has since expanded the Infomall TV Network to a total of 24 owned, operated or affiliated inTV stations. The Company has agreements to acquire or operate an additional eight stations, seven of which are anticipated to close in 1996, following completion of the Offering and the receipt of the net proceeds therefrom. Upon completion of the Proposed Acquisitions, the Company will have 32 owned, operated or affiliated inTV stations which provide a national distribution network currently dedicated to airing of infomercial programming.

         The Company's operating data throughout the periods discussed have been impacted significantly by the timing and mix of radio, television and inTV acquisitions throughout such periods. Operating revenues are derived from the sale of advertising to local and national advertisers. The Company's primary operating expenses involved in owning and operating Paxson Radio and Paxson Network-Affiliated Television are syndicated program rights fees, commissions on revenues, employee salaries, news gathering, promotion and administrative expenses. Comparatively, operation of an inTV station involves low operating expenses relative to traditional network or independent television station operation. As a result, the Company's inTV stations usually contribute to operating profit within a short time frame. The costs of operating an inTV station do not vary significantly with revenue, with the exception of costs associated with sales commissions and agency fees. As such, upon obtaining a certain level of revenue sufficient to cover fixed costs, additional revenue levels have a significant impact on the operating results of an individual inTV station.

         The Company's past results are not necessarily indicative of future performance due to various risks and uncertainties which may significantly reduce revenues and increase operating expenses. For example, a reduction in expenditures by radio and television advertisers in the Company's markets may result in lower revenues. The Company may be unable to reduce expenses, including certain variable expenses, in an amount sufficient in the short term to offset lost revenues caused by poor market conditions. The Company's television stations are dependent upon "must carry" regulations for carriage on cable systems in each market. The constitutionality of "must carry" regulations is currently being litigated in the U.S. Supreme Court and if such regulations were invalidated, the Company could suffer decreased revenues or increased carriage expenses if the Company's stations lose cable carriage or are forced to pay cable systems for carriage. The broadcasting industry continues to undergo rapid technological change which may increase competition within the Company's markets as new delivery systems, such

34                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

as direct broadcast satellite and computer networks, attract customers. The changing nature of audience tastes and viewing and listening habits may affect the continued attractiveness of the Company's broadcasting stations to advertisers, upon whom the Company is dependent for its revenue.

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair value of the Company's investments in broadcast properties and programming rights payable were based upon the net present value of applicable estimated future cash flows using a discounted rate approximating market rates. The fair values of the Company's long-term debt and the Notes were estimated based on market rates and instruments with similar risks and maturities. The fair value estimates presented are based on pertinent information available to management as of December 31, 1995. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the Company's financial statements.

         The Company's operations as a public company commenced in November 1994 as a result of the Company's merger with ANG, a company primarily involved in the operation of radio networks. The former operations of ANG are no longer material to the Company.

         The Company currently expects to continue acquiring additional stations which may have similar effects on the comparability of revenues, operating expenses, interest expense and broadcast cash flow as those described above.

RESULTS OF OPERATIONS

  Years Ended December 31, 1995 and 1994

         Consolidated revenues for 1995 increased 66% (or $41.0 million) to $103.1 million from $62.1 million for 1994. This increase was primarily due to the new television station acquisitions and time brokerage operations ($19.2 million), acquisition of WPBF-TV on July 1, 1994 ($7.1 million) and increased revenues from existing television stations ($9.1 million).

         Operating expenses for 1995 increased 75% (or $48.0 million) to $111.6 million from $63.6 million in 1994. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($8.1 million), other non-direct costs of operating newly acquired and operated television stations ($5.5 million), higher corporate overhead ($6.3 million), option plan compensation ($10.8 million), higher depreciation and amortization related to assets acquired ($6.3 million), and increased expenses from a full year of operating existing television stations ($1.6 million).

         Interest expense for 1995 increased to $16.3 million from $5.2 million for 1994, an increase of 213%, primarily due to a greater level of long-term debt throughout the period and higher borrowing rates. As a result of acquisitions, at December 31, 1995, total long-term debt and senior subordinated notes was $240 million, or 191% higher than the $82.4 million outstanding a year prior.

         The Company has accumulated $35.7 million of taxable losses. The Company recognized $1.3 million of income tax benefit which resulted primarily from the 1995 net loss and reversal of deferred taxes associated with the 1993 tax provision resulting from the change in tax status.

Paxson Communications Corporation                                             35
- --------------------------------------------------------------------------------


         Broadcast cash flow for 1995 increased 108% (or $15.6 million) to $30.0 million, from $14.4 million for 1994. The increase in broadcast cash flow was a direct result of new television station acquisitions and time brokerage operations ($9.1 million), acquisition of WPBF-TV on July 1, 1994 ($1.7 million), and improved performance of existing television properties ($5.5 million). "Broadcast cash flow" is defined as Income (Loss) from Operations plus non-cash expenses and non-broadcast operating results, less scheduled broadcast rights payments and non-cash revenues. The Company has included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements as it is not a measure of financial performance under generally accepted accounting principles.

  Years Ended December 31, 1994 and 1993

         Consolidated revenues for 1994 increased 93% (or $30.0 million) to $62.1 million from $32.1 million in 1993. This increase was primarily due to the acquisition of WPBF-TV on July 1, 1994 ($7.5 million), revenue received under the time brokerage agreement for WTLK-TV beginning April 4, 1994 ($2.2 million) and the subsequent purchase thereof on July 13, 1994, the consolidation of the ANG operations beginning April 14, 1994 ($8.4 million), and improved market conditions and better sales management within the Company's existing properties ($10.8 million). In addition, revenue increased because of the time brokerages of WCTD-TV beginning April 1, 1994 and WFCT-TV beginning August 1, 1994 (totalling $1.1 million).

         Operating expenses for 1994 increased 66% (or $25.4 million) to $63.6 million from $38.2 million in 1993. The increase was primarily due to direct expenses such as commissions which rise in proportion to revenue ($7.3 million), other non-direct costs of operating WPBF-TV and WTLK-TV ($4.1 million), the consolidation of ANG ($6.3 million), higher costs for the Company's existing properties ($3.4 million), and higher depreciation and amortization related to assets acquired ($3.0 million). In addition, operating expenses increased because of the time brokerages of WCTD-TV and WFCT-TV and related fees ($1.3 million).

         Interest expense increased to $5.2 million from $2.1 million, an increase of 148%, primarily due to a greater level of long-term debt throughout the year and higher borrowing rates. As a result of acquisitions, at December 31, 1994, long-term debt was $82.4 million, or 153% higher than the $32.6 million outstanding a year prior.

         The Company recognized $1.7 million of income tax benefit which resulted primarily from the 1994 net loss and related reversal of deferred taxes associated with the 1993 tax provision.

         Broadcast cash flow for 1994 increased 112% (or $7.6 million) to $14.4 million, from $6.8 million in 1993. The increase in broadcast cash flow was a direct result of acquisitions, revenue growth and continued expense controls.

36                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

         The following tables set forth, for the periods indicated, selected financial information as a percentage of revenues and the period-to-period changes in such information.

                            STATEMENT OF OPERATIONS

                                                           For the Year Ended December 31,
                                                    --------------------------------------------
                                                    1995                 1994               1993
                                                    ----                 ----               ----
TOTAL REVENUE                                       100.0%               100.0%             100.0%

Operating Expenses:
  Direct                                             24.2%                27.1%              29.6%
  Programming                                        12.4                 14.1               16.5
  Sales & promotion                                   8.8                  9.3               10.9
  Technical                                           4.8                  3.4                4.8
  General & administrative                           21.5                 18.8               22.8
  Trade and barter                                    2.5                  3.9                3.2
  Time brokerage agreement fees                       1.0                  0.8                2.2
  Sports rights fees                                  2.7                  3.8                0.0
  Option plan compensation                           10.5                    0                  0
  Program rights amortization                         1.7                  1.3                0.0
  Depreciation and amortization                      18.2                 20.0               29.2
                                                    -----                -----              -----

TOTAL OPERATING EXPENSES                            108.3                102.5              119.2
                                                    -----                -----              -----
LOSS FROM OPERATIONS                                 (8.3)                (2.5)             (19.2)
                                                    -----                -----              -----

Other income (expense):
  Interest expense                                  (15.8)                (8.4)              (6.4)
  Interest income                                     1.7                  0.5                0.4
  Gain on sale of radio
  broadcasting station                                0.0                  0.1                1.3
  Other income (expense), net                        (1.0)                (0.1)              (1.0)
                                                    -----                -----              -----

LOSS BEFORE BENEFIT (PROVISION) FOR
  INCOME TAXES AND EXTRAORDINARY ITEM               (23.4)               (10.4)             (24.9)


Benefit (provision) for income taxes                  1.2                  2.7               (9.2)
                                                    -----                -----              -----

Loss before extraordinary item                      (22.2%)               (7.7%)            (34.2%)

Extraordinary item                                  (10.3%)                  -               (1.4%)
                                                    -----                -----              -----
NET LOSS                                            (32.5%)               (7.7%)            (35.6%)
                                                    =====                ======             =====

LIQUIDITY AND CAPITAL RESOURCES

         On September 28, 1995, the Company sold $230 million aggregate principal amount of 11 5/8% Senior Subordinated Notes (the "Notes") at a discount, receiving $227.3 million in proceeds before approximately $8.6 million of transaction costs. These transaction costs have been classified as "other assets" and are being amortized as interest expense over the term of the Notes. The Notes mature in 2002 with interest payable semiannually on April 1 and October 1. In connection with the issuance of the Notes, the Company repaid approximately $170 million in outstanding balances under its then-existing senior credit facilities. In conjunction with the repayment of these debt facilities approximately $10.6 million of loan origination costs were written off as an extraordinary expense.

         The Company's working capital at December 31, 1995 and December 31, 1994 was $74.3 million and $26.4 million, respectively, and the ratio of current assets to current liabilities was 6.37:1 and 3.11:1 on such dates, respectively. Working capital increased primarily due to proceeds from the Notes net of debt repaid and acquisitions previously discussed.

Paxson Communications Corporation                                            37
- -------------------------------------------------------------------------------



         Cash provided by operations of $10.9, $5.1 and $2.8 million for 1995, 1994 and 1993, respectively, primarily reflects the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense. Cash used for investing activities of $105.6, $66.8 and $30.8 million for 1995, 1994 and 1993, respectively, primarily reflects acquisitions of and investments in broadcast properties and purchases of equipment for these and existing properties net of the proceeds from station or asset sales. Cash provided by financing activities of $141.1, $76.3 and $34.4 million in 1995, 1994 and 1993, respectively, primarily reflects the proceeds from the issuance of the Notes and the incurrence of long-term debt net of debt repaid and loan origination costs incurred. Non-cash activity relates to depreciation and amortization, option plan compensation and reciprocal trade and barter advertising revenue and expense, as well as dividends and accretion on the redeemable preferred stock and common stock warrants.

         The Company has issued options to purchase shares of Class A Common Stock to certain members of management during 1995 under its stock compensation plan. There are currently 1,744,205 options outstanding under this plan. Further, the Company recognized option plan compensation expense of approximately $10.8 million in 1995, and expects that approximately $1.4 million of compensation expense will be recognized over the remaining vesting period of the outstanding options. The Company intends to retain the intrinsic value method of accounting for stock-based compensation, which will result in the Company disclosing related required pro forma information in the notes to certain future financial statements.

         The Company was initially funded primarily by Mr. Paxson, who has made equity investments in the Company since its inception totaling in excess of $33 million. Beginning in 1992, the Company has also utilized senior long-term debt provided to its principal operating subsidiaries by consortiums of financial institutions. Proceeds from the issuance of the Notes were used to retire the Company's then existing senior indebtedness. On December 19, 1995, the Company entered into a credit facility providing for a senior secured revolving line of credit in an aggregate principal amount of $100 million maturing on June 30, 2002 (the "New Credit Facility").

         The Company's primary capital requirements are interest and principal payments on indebtedness. The Notes require semi-annual interest payments at a fixed rate. Borrowings under the New Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. In addition to debt service, the Company's principal cash requirements will be for capital expenditures and, if appropriate opportunities arise, the acquisition of additional broadcasting stations or assets. The Company estimates that, in addition to the $22.1 million of capital expenditures associated with the Proposed Acquisitions, it will spend approximately $20 million for property and equipment for its existing operations.

         The Company believes that the proceeds of the Offering, cash flow from operations, existing cash balances and available borrowings under the New Credit Facility will be sufficient to consummate the Proposed Acquisitions (including the expected capital expenditures associated therewith), to exercise the Station Options and to meet its anticipated short term and long term working capital requirements for its existing properties and those to be acquired upon completion of the Proposed Acquisitions and the exercise of the Station Options. Pro forma for the Proposed Acquisitions and the exercise of the Station Options, the Company would have approximately $57 million in borrowing capacity under the New Credit Facility, $27.7 million of which is currently outstanding. To the extent that the Company pursues future acquisitions or requires additional working capital, the Company may be required to obtain additional financing. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to it. The failure to raise funds necessary to finance the Company's future cash requirements could adversely affect the Company's ability to pursue its business strategy. In addition, should the Company suffer a significant impairment to its cash flow from operations due to the occurrence of one or more adverse events, its liquidity could become insufficient on a short term basis due to diminished borrowing capacity under the New Credit Facility and on a long term basis, the Company could have insufficient resources to repay indebtedness under the New Credit Facility or the Notes when due.

38                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

         The response to this item is submitted in a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None required to be reported.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held May 16, 1996.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item regarding compensation of offices and directors is incorporated by reference from the definitive Proxy Statement, being filed by the Company for the Annual Meeting of Stockholders to be held May 16, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held May 16, 1996.

ITEMS 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held May 16, 1996.

Paxson Communications Corporation                                             39
- --------------------------------------------------------------------------------


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)           The following documents are filed as part of the report:

                 1. and 2. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

                 3. For Exhibits see Item 14(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.26,
                 10.27 and 10.28 of Item 14(c) below.

   (b) No reports on Form 8-K have been filed by the Company during the final quarter of the period covered by this report.

   (c)           List of Exhibits:


EXHIBIT NO.      DESCRIPTION
- -----------      -----------
3.1.1            Certificate of Incorporation of the Company**

3.1.2            The Company's Certificate of Designations of the Company's 15% Cumulative Compounding Redeemable
                 Preferred Stock*

3.1.3            The Company's Certificate of Designations of the Company's Series B 15% Cumulative Compounding
                 Redeemable Preferred Stock**

3.1.4            The Company's Certificate of Designations of the Company's Junior Cumulative Compounding Redeemable
                 Preferred Stock**

3.1.5            Bylaws of the Company+

4.1              Form of Stock Certificate of Class A Common Stock being registered*

9                Amended and Restated Stockholders Agreement, dated as of December 22, 1994, by and among the Company and certain stockholders thereof**

9.1              Agreement, dated March 26, 1996, amending the Amended and Restated Stockholders Agreement, dated as of
                 December 22, 1994, by and among the Company and certain stockholders thereof and certain related agreements+

10.1             Securities Purchase Agreement, dated as of September 22, 1995, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein*******

10.2             Stock Purchase Agreement, dated as of December 15, 1993, by and among the Company and certain purchasers of the Company securities**


40                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

EXHIBIT NO.      DESCRIPTION
- -----------      -----------
10.3             Stock Purchase Agreement, dated as of December 22, 1994, by and among the Company and certain purchasers of the Company securities**

10.4             Amended and Restated Stockholders Agreement, dated as of December 22, 1994, by and among the Company and certain stockholders thereof (incorporated by reference to Exhibit 9)

10.4.1           Agreement, dated March 26, 1996 amending the Amended and Restated Stockholders Agreement, by and among the Company and certain stockholders thereof and certain related agreements (incorporated by reference to Exhibit 9.1)

10.5             Exchange and Consent Agreement, dated as of December 22, 1994 by and among the Company and certain stockholders thereof**

10.9             Asset Purchase Agreement, dated as of March 10, 1994, by and between Phipps-Potamkin Television
                 Partners and the Company*

10.10            Asset Purchase Agreement, dated as of March 31, 1994, by and between Paxson Communications of Atlanta-
                 14, Inc. and TV-14, Inc.*

10.12            Asset Purchase Agreement between Delaware Valley Broadcasters Limited Partnership and the Company,
                 dated October 14, 1994**

10.13            Asset Purchase Agreement between Paxson Communications of New London-26, Inc. and R&R Media Corp.,
                 dated November 25, 1994**

10.14            Asset Purchase Agreement between the Company and Sandino Telecasters, Inc., dated December 5, 1994**

10.15            Asset Purchase Agreement by and among Paxson Communications of San Jose-65, Inc. and Friendly Bible
                 Church, Inc. and United Christian Broadcasting, Inc., dated December 21, 1994**

10.16            Asset Purchase Agreement by and among Channel 56 of Orlando, Inc., Treasure Coast Communications, Inc.
                 and the Company, dated December 23, 1994**

10.17            Asset Purchase Agreement by and among the Company and San Jacinto Television Corp. and DuPont
                 Investment Group 85, Ltd., dated January 20, 1995**

10.18            Asset Purchase Agreement by and among Paxson Communications of Boston-60, Inc. and Paugus Television,
                 Inc. and The Roger L. Putnam Trust and The Estate of Percival Lowell, dated January 20, 1995**

10.19            First Amendment, dated as of May 17, 1995, to Asset Purchase Agreement by and between Paxson
                 Communications of Boston-60, Inc., Paugus Television, Inc., The Roger L. Putnam Trust and The Estate of
                 Percival Lowell, dated as of January 20, 1995****

10.20            Warrant Agreement, dated as of December 15, 1993, by and among the Company and William Watson as
                 Warrant Agent*


Paxson Communications Corporation                                             41
- --------------------------------------------------------------------------------



EXHIBIT NO.      DESCRIPTION
- -----------      -----------
10.21            Asset Purchase Agreement by and among Paxson Broadcasting of Tampa, L.P. and Largo Broadcasting
                 Company, dated July 20, 1994**

10.22            Asset Purchase Agreement between Paxson Broadcasting of Orlando, L.P. and Florida Media, Inc., dated
                 September 23, 1994**

10.23            Asset Purchase Agreement between the Company and Tri-Talk Radio, L.C., dated February 24, 1995**

10.24            Agreement between United Broadcast Group, Ltd. and Paxson Communications of Dallas-68, Inc., dated
                 December 14, 1994, and related Joint Request for Approval of Settlement Agreement**

10.25            Warrant Agreement, dated as of December 22, 1994, by and among the Company and William Watson as
                 Warrant Agent**

10.26            Employment Agreement, dated as of June 30, 1994, by and between the Company and Lowell W. Paxson*

10.27            Paxson Communications Corp. Profit Sharing Plan*

10.28            Paxson Communications Corp. Stock Incentive Plan*

10.29            Asset Purchase Agreement, dated as of March 31, 1995, by and among The Christian Network, Inc. and
                 LeSea Broadcasting Corporation and the Company***

10.30            Stock Purchase Agreement, dated as of April 30, 1995, by and among Channel 59 of Denver, Inc. and David
                 M. Drucker and Charles Ergen and the Company***

10.31            Asset Purchase Agreement, dated as of April 30, 1995, by and among Channel 59 of Denver, Inc. and
                 Echonet Corporation and the Company***

10.32            First Letter Agreement, dated as of December 2, 1994, to Asset Purchase Agreement by and between Paxson
                 Communications Corp. and Sandino Telecasters, Inc., dated as of December 5, 1994****

10.33            Second Letter Agreement, dated as of December 5, 1994, to Asset Purchase Agreement by and between
                 Paxson Communications Corp. and Sandino Telecasters, Inc., dated as of December 5, 1994****

10.34            Third Amendment, dated as of May 17, 1995, to Asset Purchase Agreement by and between Paxson
                 Communications Corp. and Sandino Telecasters, Inc., dated as of December 5, 1994****

10.35            Asset Purchase Agreement, dated January 31, 1995, between Gary A. Rosen in his capacity as Bankruptcy
                 Trustee for Flying A Communications, Inc. and Paxson Communications Corp.*****

10.36            Real Estate Sale and Purchase Agreement, dated as of May 18, 1995, by and between F&M Bank --
                 Martinsburg and Paxson Communications of Washington-60, Inc.*****


42                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------

EXHIBIT NO.      DESCRIPTION
- -----------      -----------
10.37            Asset Purchase Agreement, dated as of June 1, 1995, by and between Channel 26 of Dayton, Inc. and Video
                 Mall Communications, Inc. for Television Station WTJC-TV, Springfield, Ohio*****

10.38            Asset Purchase Agreement, dated as of May 23, 1995, by and among Whitehead Media, Inc., Morton J. Kent and Canton, Inc. for Television Station WOAC(TV) Canton, Ohio*****

10.39            Option Agreement, dated December 29, 1995 by and among Whitehead Media, Inc., Whitehead Media of Ohio,
                 Inc. and Paxson Communications of Cleveland-67, Inc. for WOAC (TV), Channel 67, Canton, Ohio*******

10.40            Time Brokerage Agreement, dated October 30, 1995. between Whitehead Media, Inc. and Paxson
                 Communications of Cleveland-67, Inc. for WOAC (TV), Channel 67, Canton, Ohio*******

10.41            Amendment to Time Brokerage Agreement, dated December 29, 1995, between Whitehead Media, Inc. and
                 Paxson Communications of Cleveland-67, Inc. for WOAC (TV), Channel 67, Canton, Ohio******

10.42            Time Brokerage Agreement, dated September 22, 1994, effective as of August 4, 1995, between Whitehead
                 Media, Inc. and Paxson Communications Corporation for Television Station WTVX-TV Fort Pierce,
                 Florida******

10.43            Amendment to Time Brokerage Agreement, dated as of April 19, 1995, between Whitehead Media, Inc. and
                 Paxson Communications Corporation for Television Station WTVX-TV Fort Pierce, Florida******

10.44            Amendment to Time Brokerage Agreement, dated December 29, 1995, by and between Whitehead Media, Inc.
                 and Paxson Communications of Ft. Pierce-34, Inc. for Television Station WTVX-TV, Ft. Pierce,
                 Florida*******

10.45            Option Agreement, dated December 29, 1995, by and among Whitehead Media, Inc., Whitehead Media of
                 Florida, Inc., and Paxson Communications of Ft. Pierce-34, Inc. for Television Station WTVX-TV Ft.
                 Pierce, Florida+

10.46            Non-compete Agreement, dated August 18, 1995, between Paxson Communications Corporation and Lowell W.
                 Paxson*******

10.47            Asset Purchase Agreement, dated as of August 23, 1995, by and among Valuevision International, Inc.,
                 VVI Bridgeport, Inc., VVI Akron, Inc., and Paxson Communications Corporation*******

10.48            Time Brokerage Agreement, dated August 31, 1995, by and between Channel 56 of Orlando, Inc. and Paxson
                 Communications of Orlando-56 Inc. for Television Station WIRB(TV), Melbourne, Florida*******

10.49            Loan Agreement, dated August 31, 1995, among Paxson Communications of Orlando-56, Inc. and Channel 56
                 of Orlando, Inc.*******

10.50            Time Brokerage Agreement, dated August 31, 1995, by and between UHF Channel 59 Corp. and Paxson
                 Communications of Denver-59, Inc. for Television Station KUBD(TV), Denver, Colorado*******


Paxson Communications Corporation                                             43
- --------------------------------------------------------------------------------



EXHIBIT NO.      DESCRIPTION
- -----------      -----------
10.51            Loan Agreement, dated August 31, 1995, by and between Paxson Communications of Denver-59, Inc. and
                 Channel 59 of Denver, Inc.*******

10.52            Option Agreement, dated August 31, 1995, by and among Paxson Communications of Denver-59, Inc., Channel
                 59 of Denver, Inc., and UHF Channel 59 Corp.*******

10.53            Asset Purchase Agreement, dated August 31, 1995, by and between Channel 13 of Flagstaff, Inc., Michael
                 C. Gelfand, and Del Ray Television Company, Inc.*******

10.53.1          Option Agreement, dated January 24, 1996, by and between Channel 13 of Flagstaff, Inc. and Paxson
                 Communications of Flagstaff-13, Inc. for television station KWFB-TV+

10.54            Indenture, dated as of September 28, 1995, among the Company, the Bank of New York, as Trustee, and the
                 Guarantors named therein (the indenture)*******

10.55            Original Note No. 1 for $115,000,000 CUSIP No. 704231-AA-7, with Guarantee of Guarantors listed therein*******

10.56            Original Note No. 2 for $115,000,000, CUSIP No. 704231-AA-7, with Guarantee of Guarantors listed therein*******

10.57            Form of New Note with Form of New Guarantee*******

10.58            Registration Rights Agreement, dated as of September 28, 1995, by and among the Company, the Guarantors named therein and each of the Purchasers referred to therein*******

10.59            Asset Purchase Agreement, dated October 2, 1995 by and between Whitehead Media, Inc. and NGM Television
                 Partners, Limited for Television Station WNGM-TV, Athens, Georgia*******

10.60            Option Agreement dated December 29, 1995, by and between Whitehead Media, Inc., Whitehead Media of
                 Georgia, Inc. and Paxson Communications of Atlanta-14, Inc. for WNGM (TV), Channel 34, Athens,
                 Georgia*******

10.61            Time Brokerage Agreement, dated December 29, 1995, by and between Whitehead Media of Georgia, Inc. and
                 Paxson Communications of Atlanta-14, Inc. for WNGM (TV), Athens, Georgia*******

10.62            Time Brokerage Agreement, dated October 16, 1995, by and between Channel 26 of Dayton, Inc. and Paxson
                 Communications of Dayton-26, Inc. for Television Station WTJC(TV), Springfield, Ohio*******

10.63            Loan Agreement, dated October 6, 1995, by and among Paxson Communications of Dayton-26, Inc. and
                 Channel 26 of Dayton, Inc.*******

10.64            Option Agreement, dated October 6, 1995, by and between Paxson Communications of Dayton-26, Inc. and
                 Channel 26 of Dayton, Inc.*******


44                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------


EXHIBIT NO.      DESCRIPTION
- -----------      -----------
10.65            Asset Purchase Agreement, dated August 25, 1995, by and between Channel 13 of St. Louis, Inc. and
                 McEntee Broadcasting, Inc., for Television Station WCEE-TV, Mt. Vernon, Illinois*******

10.65.1          Time Brokerage Agreement, dated January 26, 1996, between Channel 13 of St. Louis, Inc. and Paxson
                 Communications of St. Louis-13, Inc. for television station WCEE-TV, Mt. Vernon, Illinois+

10.65.2          Option Agreement, dated January 26, 1996, by and between Channel 13 of St. Louis, Inc. and Paxson
                 Communications of St. Louis, Inc+

10.65.3          Letter Exercising Option, dated February 21, 1996, by and between Channel 13 of St. Louis, Inc. and
                 Paxson Communications of St. Louis-13, Inc. for television station WCEE-TV+

10.66            Credit Agreement. dated as of December 19, 1995, among PCC, the Lenders named therein, Union Bank, as
                 Agent*******

10.67            Letter of Intent, dated February 24, 1996, among the Company, New Age Broadcasting, Inc. and The
                 Seventies Broadcasting Corporation+

10.68            Time Brokerage Agreement, dated December 17, 1993, by and between Bradenton Broadcast Television Company,
                 Ltd., and The Christian Network, Inc. regarding television station WFCT-TV+

10.69            Loan and Option Agreement, dated December 17, 1993, between Bradenton Broadcast Television Company,
                 Ltd. and The Christian Network, Inc. for Channel 66+

10.69.1          Partial Assignment of Loan and Option Agreement, dated May 15, 1994, between Bradenton Broadcast
                 Television Company, Ltd., The Christian Network, Inc. and Paxson Communications of Tampa-66, Inc. for
                 Channel 66+

10.70            Partial Assignment of Time Brokerage Agreement, dated May 15, 1994, between Bradenton Broadcast
                 Television Company, Ltd., The Christian Network, Inc. and Paxson Communications of Tampa-66, Inc.+

10.71            Letter Exercising Option, dated February 22, 1996, by Paxson Broadcasting of Tampa-66, Inc. to exercise option on WFCT-TV+

10.72            Time Brokerage Agreement, dated April 1, 1994, by and between Channel 35 of Miami, Inc. and Paxson
                 Communications of Miami-35, Inc. regarding television station WCTD-TV+

10.73            Option Agreement, dated April 1, 1994, by and between Channel 35 of Miami, Inc. and Paxson
                 Communications of Miami-35, Inc. regarding television station WCTD-TV+

10.74            Time Brokerage Agreement, dated January 31, 1996, by and between S&E Network, Inc. and Paxson
                 Communications of San Juan, Inc. for television station WSJN-TV+

10.74.1          Stock Purchase Agreement, by and between S&E Network, Inc. and Paxson Com Communications of San Juan,
                 Inc. for television station WSJN-TV+


Paxson Communications Corporation                                             45
- --------------------------------------------------------------------------------



EXHIBIT NO.      DESCRIPTION
- -----------      -----------
10.75            Time Brokerage Agreement, dated October 31, 1995, by and between Roberts Broadcasting Company of
                 Raleigh-Durham, L.P. and Paxson Communications of Raleigh Durham-47, Inc. for television station WRMY-
                 TV+

10.76            Option Agreement dated October 31, 1995, between Roberts Broadcasting Company of Raleigh-Durham, L.P.
                 and Paxson Communications of Raleigh-Durham-47, Inc. for interest in WRMY-TV+

10.77            Loan Agreement, dated October 31, 1995, between Roberts Broadcasting Company of Raleigh-Durham, L.P.
                 and Paxson Communications Corporation for $4,000,000+

10.78            Letter of Intent, dated November 14, 1995, with Offshore Broadcasting Company regarding television station WOST-TV+

10.79            Letter of Intent, dated February 22, 1996, with Roberts Broadcasting Company of Salt Lake City LLC regarding television station KZAR-TV+

10.80            Loan Agreement, dated March 23, 1995, with Cocola Media Corporation of Florida for construction of facilities for WHBI-TV+

10.81            Asset Purchase Agreement, dated January 31, 1996 between TeleSouth Communications, Inc., Paxson
                 Networks, Inc. and Lowell W. Paxson in connection with the sale of South Carolina Radio Network+

10.82            Asset Purchase Agreement, dated January 1, 1996, between the Company and Lowell W. Paxson in connection with the sale of World Travelers Network+

10.83            Lease Agreement, dated June 14, 1994, between Paxson Communications of Tampa-66, Inc. and The Christian
                 Network, Inc. for lease of production and distribution facilities at WFCT-TV+

10.84            Replacement Promissory Note, dated October 20, 1995, from Channel 55 of Dallas, Inc., assigned to the
                 Company for $1,000,000 regarding KLDT-TV+

10.85            Letter of Intent, dated September 22, 1995, from The Christian Network, Inc. to Western Michigan Family
                 Broadcasting, Inc. for television station WJUE-TV, Battle Creek, Michigan+

10.86            Letter of Intent, dated October 4, 1995, from The Christian Network, Inc. to Cornerstone Television,
                 Inc. for television station WOCD-TV, Amsterdam, New York+

21               Subsidiaries of the Company+

23               Consent of Price Waterhouse LLP, independent certified public accountants

27               Financial Data Schedule (for SEC use only)

99.1             Tax Exemption Savings Agreement between the Company and The Christian Network, Inc., dated May 15,
                 1994+

- ----------
   * Filed with the Company's Registration Statement of Form S-4, filed September 26, 1994, Registration No. 33-84416 and incorporated herein by reference.

46                                             Paxson Communications Corporation
- --------------------------------------------------------------------------------


   ** Filed with the Company's Annual Report on Form 10-K, dated March 31, 1995 and incorporated herein by reference.

  *** Filed with the Company's Quarterly Report on Form 10-Q, dated May 12, 1995 and incorporated herein by reference.

  **** Filed with the Company's Report on Form 8-K dated June 1, 1995 and incorporated herein by reference.

 ***** Filed with the Company's Quarterly Report on Form 10-Q, dated August 14, 1995 and incorporated herein by reference.

 ****** Filed with the Company's Report on Form 8-K, dated August 21, 1995 and incorporated herein by reference.

******* Filed with the Company's Registration Statement on Form S-4, as amended, filed January 23, 1996, Registration No. 33-63765 and incorporated herein by reference.

    + Filed with the Company's Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473 and incorporated herein by reference.

         (d) The financial statement schedule filed as part of this report follows the signature page of this report.

Paxson Communications Corporation                                            S-1
- --------------------------------------------------------------------------------

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm Beach, State of Florida, on March 29, 1996.


                                           PAXSON COMMUNICATIONS CORPORATION



                                           By:  /s/ Lowell W. Paxson
                                              ---------------------------------
                                              Lowell W. Paxson
                                              Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Lowell W. Paxson                  Chairman of the Board, Chief Executive Officer,        March 29, 1996
- -----------------------------          and Director (Principal Executive Officer)
Lowell W. Paxson

/s/ Arthur D. Tek                     Vice President, Chief Financial Officer,               March 29, 1996
- -----------------------------          and Director (Principal Financial Officer)
Arthur D. Tek

/s/ Kenneth M. Gamache                Controller (Principal Accounting Officer)              March 29, 1996
- -----------------------------
Kenneth M. Gamache

/s/ James B. Bocock                   President and Chief Operating Officer,                 March 29, 1996
- -----------------------------          Director
James B. Bocock

/s/ Michael J. Marocco                Director                                               March 29, 1996
- -----------------------------
Michael J. Marocco

/s/ John A. Kornreich                 Director                                               March 29, 1996
- -----------------------------
John A. Kornreich

/s/ J. Patrick Michaels, Jr.          Director                                               March 29, 1996
- -----------------------------
J. Patrick Michaels, Jr.

/s/ S. William Scott                  Director                                               March 29, 1996
- -----------------------------
S. William Scott

/s/ Bruce L. Burnham                  Director                                               March 29, 1996
- -----------------------------
Bruce L. Burnham


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Paxson Communications Corporation


Our audits of the consolidated financial statements referred to in our report dated February 28, 1996 appearing in this Form 10-K of Paxson Communications Corporation also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP


Price Waterhouse LLP
Tampa, Florida
February 28, 1996

                                                                     SCHEDULE II

                       PAXSON COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                        COLUMN A                          COLUMN B         COLUMN C             COLUMN D      COLUMN E
                        --------                          --------  ---------------------       --------      --------
                                                                          ADDITIONS
                                                                    ---------------------
                                                        BALANCES AT CHARGED TO                               BALANCE AT
                                                         BEGINNING   COSTS AND                                 END OF
                                                          OF YEAR    EXPENSES     OTHER        DEDUCTIONS       YEAR
                                                          -------   ---------     -----        ----------       ----
 For the year ended December 31, 1995
 Allowance for doubtful accounts . . . . . . . . . . .  $  556,950  $1,098,181 $         -    $(745,418)(1) $   909,713
                                                        ==========  ========== ===========    ==========    ===========
 Deferred tax assets valuation allowance . . . . . . .  $4,126,507  $        - $10,882,493(2) $       -     $15,009,000
                                                        ==========  ========== ===========    =========     ===========
 For the year ended December 31, 1994
 Allowance for doubtful accounts . . . . . . . . . . .  $  212,244  $  344,706 $         -    $       -     $   556,950
                                                        ==========  ========== ===========    =========     ===========
 Deferred tax assets valuation allowance . . . . . . .  $        -  $        - $ 4,126,507(2) $       -     $ 4,126,507
                                                        ==========  ========== ===========    =========     ===========
 For the year ended December 31, 1993
 Allowance for doubtful accounts . . . . . . . . . . .  $  122,563  $   89,681 $         -    $       -     $   212,244
                                                        ==========  ========== ===========    =========     ===========

 Deferred tax assets valuation allowance . . . . . . .  $        -  $        - $         -    $       -     $         -
                                                        ==========  ========== ===========    =========     ===========

- ------------
(1) Write off of uncollectible receivables.

(2) A valuation allowance related to deferred tax assets.

                        INDEX TO FINANCIAL STATEMENTS

 CONSOLIDATED FINANCIAL STATEMENTS
     Report of Independent Certified Public Accountants                                                        F-2
     Consolidated Balance Sheets                                                                               F-3
     Consolidated Statements of Operations                                                                     F-4
     Consolidated Statements of Changes in Common Stockholders' Equity                                         F-5
     Consolidated Statements of Cash Flows                                                                     F-6
     Notes to Consolidated Financial Statements                                                                F-7



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
of Paxson Communications Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in common stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Paxson Communications Corporation and its subsidiaries (the "Company") at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
- --------------------------
PRICE WATERHOUSE LLP
Tampa, Florida
February 28, 1996

                       PAXSON COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                          ---------------------------
                                                                                              1995           1994
                                                                                          ------------   ------------
                                                       ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $ 68,070,990   $ 21,571,658
  Accounts receivable, less allowance for doubtful accounts of $909,713 and $556,950,
    respectively........................................................................    17,726,415     13,569,198
  Prepaid expenses and other current assets.............................................       971,363      1,579,954
  Current deferred income taxes.........................................................            --        194,940
  Current program rights................................................................     1,412,544      1,980,000
                                                                                          ------------   ------------
        Total current assets............................................................    88,181,312     38,895,750
Property and equipment, net.............................................................    79,859,080     45,350,430
Intangible assets, net..................................................................    84,318,147     53,350,967
Other assets, net.......................................................................    19,896,694     13,078,346
Investments in broadcast properties.....................................................    21,192,030      1,750,000
Program rights, net.....................................................................       384,814        244,888
                                                                                          ------------   ------------
        Total assets....................................................................  $293,832,077   $152,670,381
                                                                                           ===========    ===========
        LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities........................................  $  5,030,692   $  4,899,163
  Accrued interest......................................................................     6,932,342        224,528
  Current portion of program rights payable.............................................     1,449,602        986,562
  Current portion of long-term debt.....................................................       430,590      6,393,415
                                                                                          ------------   ------------
        Total current liabilities.......................................................    13,843,226     12,503,668
Program rights payable..................................................................       432,750        562,770
Deferred income taxes...................................................................            --      1,474,940
Long-term debt..........................................................................    12,484,024     76,013,542
Senior subordinated notes, net..........................................................   227,374,911             --
Minority interest.......................................................................            --      1,217,314
Redeemable Cumulative Compounding Senior preferred stock, $0.001 par value; 15%
dividend rate per annum, 2,000 shares authorized, issued and outstanding................    16,824,082     14,060,054
Redeemable Class A & B common stock warrants............................................     6,465,317      1,735,979
Redeemable Cumulative Compounding Series B preferred stock, $0.001 par value; 15%
  dividend rate per annum, 714.286 shares authorized, issued and outstanding............     2,352,654      1,274,671
Redeemable Cumulative Compounding Junior preferred stock, $0.001 par value; 12%
dividend rate per annum, 33,000 shares authorized, issued and outstanding...............    31,533,910     26,808,053
Class A common stock, $0.001 par value; one vote per share; 150,000,000 shares authorized, 26,226,826 and 26,042,561 shares issued and outstanding in 1995 and 1994,
  respectively..........................................................................        26,227         26,042
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares
  authorized and 8,311,639 shares issued and outstanding................................         8,312          8,312
Class C common stock, $0.001 par value; non-voting; 12,500,000 shares authorized; no
  shares issued and outstanding.........................................................            --             --
Class C common stock warrants...........................................................     5,338,952      5,338,952
Stock subscription notes receivable.....................................................      (115,714)       (77,666)
Additional paid-in capital..............................................................    34,342,086     20,647,647
Deferred option plan compensation.......................................................    (1,384,267)            --
Accumulated deficit.....................................................................   (55,694,393)    (8,923,897)
Commitments and contingencies (Note 17)
                                                                                          ------------   ------------
        Total liabilities, redeemable securities and common stockholders' equity........  $293,832,077   $152,670,381
                                                                                          ============   ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            1995          1994           1993
                                                        ------------   -----------   ------------
Revenues:
  Local and national advertising......................  $ 94,653,514   $56,668,983   $ 29,405,559
  Retail and other....................................     5,352,044     2,779,215      1,655,155
  Trade and barter....................................     3,068,354     2,619,245      1,001,317
                                                        ------------   -----------   ------------
          Total revenues..............................   103,073,912    62,067,443     32,062,031
                                                        ------------   -----------   ------------
Operating expenses:
  Direct..............................................    24,921,653    16,789,757      9,479,408
  Programming.........................................    12,822,813     8,750,624      5,291,237
  Sales and promotion.................................     9,093,769     5,753,025      3,507,480
  Technical...........................................     4,955,588     2,113,117      1,543,583
  General and administrative..........................    22,138,236    11,689,343      7,323,352
  Trade and barter....................................     2,604,950     2,426,118      1,029,105
  Time brokerage agreement fees.......................       993,893       503,698        698,463
  Sports rights fees..................................     2,806,121     2,379,516             --
  Option plan compensation............................    10,803,241            --             --
  Program rights amortization.........................     1,765,942       820,754             --
  Depreciation and amortization.......................    18,719,109    12,403,528      9,350,633
                                                        ------------   -----------   ------------
          Total operating expenses....................   111,625,315    63,629,480     38,223,261
                                                        ------------   -----------   ------------
Loss from operations..................................    (8,551,403)   (1,562,037)    (6,161,230)
Other income (expense):
  Interest expense....................................   (16,302,641)   (5,210,148)    (2,052,406)
  Interest income.....................................     1,708,942       335,438        112,719
  Gain on sale of radio broadcasting station..........            --        28,105        427,397
  Other income (expense), net.........................      (982,461)      (33,432)      (318,333)
                                                        ------------   -----------   ------------
Loss before benefit (provision) for income taxes and
  extraordinary item..................................   (24,127,563)   (6,442,074)    (7,991,853)
Benefit (provision) for income taxes..................     1,280,000     1,680,000     (2,960,000)
                                                        ------------   -----------   ------------
Loss before extraordinary item........................   (22,847,563)   (4,762,074)   (10,951,853)
Extraordinary item....................................   (10,625,727)           --       (457,147)
                                                        ------------   -----------   ------------
Net loss..............................................   (33,473,290)   (4,762,074)   (11,409,000)
Dividends and accretion on preferred stock and common
  stock warrants......................................   (13,297,206)   (3,385,456)      (151,367)
                                                        ------------   -----------   ------------
Net loss attributable to common stock.................  $(46,770,496)  $(8,147,530)  $(11,560,367)
                                                         ===========    ==========    ===========
Per share data (Note 1):
  Loss before extraordinary item......................  $      (0.66)  $     (0.14)  $      (0.35)
  Extraordinary item..................................         (0.31)           --          (0.01)
                                                        ------------   -----------   ------------
  Net loss............................................         (0.97)        (0.14)         (0.36)
  Dividends and accretion on preferred stock and
     common stock warrants............................         (0.39)        (0.10)         (0.01)
                                                        ------------   -----------   ------------
Net loss attributable to common stock.................  $      (1.36)  $     (0.24)  $      (0.37)
                                                        ============   ===========   ============
Weighted average shares outstanding -- primary &
fully diluted.........................................    34,429,517    33,430,116     31,581,948
                                                        ============   ===========   ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                             CLASS C        STOCK
                          COMMON STOCK                        COMMON     SUBSCRIPTION   ADDITIONAL      DEFERRED
                   ---------------------------   COMMON       STOCK         NOTES         PAID-IN     OPTION PLAN    ACCUMULATED
                   CLASS A   CLASS B   CLASS C   STOCK       WARRANTS     RECEIVABLE      CAPITAL     COMPENSATION     DEFICIT
                   -------   -------   -------   ------     ----------   ------------   -----------   ------------   ------------
Balance at
  December 31,
  1992............                                 $1                                   $23,611,002                  $ (9,283,047)
Stockholder
  capital
  contributions...                                                                       13,351,668
Net loss prior to
  reorganization
  on December 15,
  1993............                                                                                                    (10,784,000)
Reclassification
  of undistributed
  deficit prior to
  reorganization...                                                                     (20,067,047)                   20,067,047
Dividends on
  redeemable
  preferred
  stock...........                                                                                                        (97,808)
Accretion on
  Senior
  redeemable
  preferred
  stock...........                                                                                                        (15,144)
Accretion on Class
  A & B common
  stock
  warrants........                                                                                                        (38,415)
Net loss
  subsequent to
  reorganization
  on December 15,
  1993............                                                                                                       (625,000)
                   -------   -------   -------   ------     ----------   ------------   -----------   ------------   ------------
Balance at
  December 31,
  1993............      --        --      --        1               --             --    16,895,623             --       (776,367)
Recapitalization
  of common
  stock........... $15,791   $ 5,264               (1)                                      (21,054)
Stock issued for
  ANG
  acquisition.....   1,570       277                                      $   (77,666)    3,784,530
Net proceeds from
  issuance of
  common stock
  warrants........                                          $5,338,952
Dividends on
  redeemable
  preferred
  stock...........                                                                                                     (2,216,137)
Accretion on
  Senior
  redeemable
  preferred
  stock...........                                                                                                       (325,147)
Accretion on
  Series B
  preferred
  stock...........                                                                                                         (7,968)
Accretion on
  Junior preferred
  stock...........                                                                                                        (15,648)
Accretion on Class
  A & B common
  stock
  warrants........                                                                                                       (820,556)
Net loss..........                                                                                                     (4,762,074)
Stock dividend....   8,681     2,771                                                        (11,452)
                   -------   -------   -------   ------     ----------   ------------   -----------   ------------   ------------
Balance at
  December 31,
  1994............  26,042     8,312      --       --        5,338,952        (77,666)   20,647,647             --     (8,923,897)
Stock issued for
  Cookeville
  acquisition.....      95                                                                1,199,905
Deferred option
  plan
  compensation....                                                                       12,187,508   $(12,187,508)
Option plan
  compensation....                                                                                      10,803,241
Stock options
  exercised.......      90                                                                  307,026
Increase in stock
  subscription
  receivable......                                                            (48,029)
Repayments of
  stock
  subscription
  receivable......                                                              9,981
Dividends on
  redeemable
  preferred
  stock...........                                                                                                     (7,275,516)
Accretion on
  Senior
  redeemable
  preferred
  stock...........                                                                                                       (332,156)
Accretion on
  Series B
  preferred
  stock...........                                                                                                       (325,208)
Accretion on
  Junior preferred
  stock...........                                                                                                       (634,988)
Accretion on Class
  A & B common
  stock
  warrants........                                                                                                     (4,729,338)
Net loss..........                                                                                                    (33,473,290)
                   -------   -------   -------   ------      ----------    ------------  -----------   ------------   ------------
Balance at
  December 31,
  1995............ $26,227   $ 8,312   $    --   $   --      $5,338,952    $  (115,714)  $34,342,086   $ (1,384,267)  $(55,694,393)
                    ======   =======   =======   ======      ==========    ============  ===========   ============   ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------------
                                                                                1995            1994           1993
                                                                            -------------   ------------   ------------
Cash flows from operating activities:
  Net loss................................................................  $ (33,473,290)  $ (4,762,074)  $(11,409,000)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization.........................................     18,719,109     12,403,528      9,350,633
    Option plan compensation..............................................     10,803,241             --             --
    Program rights amortization...........................................      1,765,942        820,754             --
    Provision for doubtful accounts.......................................      1,098,181        344,706         89,681
    Deferred income taxes.................................................     (1,280,000)    (1,680,000)     2,960,000
    (Gain) loss on sale of assets.........................................        145,857        (28,105)      (427,397)
    Loss on extinguishment of long-term debt..............................     10,625,727             --        457,147
    Decrease (increase) in accounts receivable............................     (5,255,398)    (1,683,664)       470,942
    Decrease in prepaid expenses and other current assets.................        608,591        234,301      1,308,404
    Decrease (increase) in intangible assets..............................     (1,200,000)            --        175,452
    Decrease (increase) in other assets...................................      1,564,822       (392,504)       (20,731)
    (Decrease) increase in accounts payable and other accrued
      liabilities.........................................................        131,529       (313,225)      (138,259)
    Increase in accrued interest..........................................      6,707,814        135,683         28,768
                                                                            -------------   ------------   ------------
        Net cash provided by operating activities.........................     10,962,125      5,079,400      2,845,640
                                                                            -------------   ------------   ------------
Cash flows from investing activities:
  Acquisitions of broadcasting properties.................................    (58,510,509)   (56,143,061)   (32,145,000)
  Increase in investments in broadcast properties.........................    (19,442,030)            --     (1,750,000)
  Deposits on broadcasting properties.....................................     (2,381,619)    (4,291,241)            --
  Purchases of property and equipment.....................................    (25,016,816)    (5,916,512)    (1,962,553)
  Deposits on buildings and equipment.....................................       (735,074)      (642,890)            --
  Proceeds from sale of radio broadcasting station........................             --        200,000      5,010,000
  Proceeds from sale of fixed assets......................................        466,820             --             --
                                                                            -------------   ------------   ------------
        Net cash used in investing activities.............................   (105,619,228)   (66,793,704)   (30,847,553)
                                                                            -------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from long-term debt, net.......................................    327,539,000     50,000,000     38,100,000
  Payments of long-term debt..............................................   (169,722,340)      (401,500)   (27,001,362)
  Accretion of discount on senior subordinated notes......................         65,911             --             --
  Payments of loan origination costs......................................    (15,896,473)    (5,030,352)    (3,730,836)
  Payments for program rights.............................................     (1,098,731)      (335,646)            --
  Net proceeds from issuance of redeemable preferred stock................             --     26,694,761     11,521,955
  Net proceeds from issuance of common stock warrants.....................             --      5,338,952      2,125,218
  Net stockholder capital contributions...................................             --             --     13,351,668
  Proceeds from exercise of common stock options..........................        307,116             --             --
  Increase in stock subscription notes receivable.........................        (48,029)            --             --
  Repayments of stock subscription notes receivable.......................          9,981           -- -             --
                                                                            -------------   ------------   ------------
        Net cash provided by financing activities.........................    141,156,435     76,266,215     34,366,643
                                                                            -------------   ------------   ------------
Increase in cash and cash equivalents.....................................     46,499,332     14,551,911      6,364,730
Cash and cash equivalents at beginning of year............................     21,571,658      7,019,747        655,017
                                                                            -------------   ------------   ------------
Cash and cash equivalents at end of year..................................  $  68,070,990   $ 21,571,658   $  7,019,747
                                                                            =============   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid for interest..................................................  $   8,292,274   $  4,765,800   $  2,321,400
                                                                            =============   ============   ============
  Cash paid for income taxes..............................................  $          --   $         --   $         --
                                                                            =============   ============   ============
Non-cash operating and financing activities:
  Issuance of common stock in connection with the merger with ANG.........  $          --   $  3,786,377   $         --
                                                                            =============   ============   ============
  Issuance of common stock for Cookeville acquisition.....................  $   1,200,000   $         --   $         --
                                                                            =============   ============   ============
  Dividends accreted on redeemable preferred stock........................  $   7,275,516   $  2,216,137   $     97,808
                                                                            =============   ============   ============
  Accretion on redeemable securities......................................  $   6,021,690   $  1,169,319   $     53,559
                                                                            =============   ============   ============
  Issuance of Series B preferred stock....................................  $          --   $  1,248,209   $         --
                                                                            =============   ============   ============
  Trade and barter revenue................................................  $   3,068,354   $  2,619,245   $  1,001,317
                                                                            =============   ============   ============
  Trade and barter expense................................................  $   2,604,950   $  2,426,118   $  1,029,105
                                                                            =============   ============   ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     Paxson Communications Corporation (the "Company"), a Delaware corporation, was organized in December 1993 for the purpose of owning and operating radio and television broadcasting stations and networks. In January 1995, the Company began operating its Infomall Television Network (the "Infomall TV Network" or "inTV"). The radio broadcasting activities were previously operated by businesses under common control of Mr. Lowell W. Paxson which were reorganized into the Company on December 15, 1993, in exchange for Company common stock. The reorganization was accounted for in a manner similar to the pooling of interests accounting method which included the operating results prior to December 15, 1993 because the transactions took place among entities under common control.

     On April 14, 1994, the Company acquired 68.1% of the common voting stock of The American Network Group, Inc. ("ANG"), a Nasdaq Small-Cap Market traded company. The Company has consolidated the financial results of ANG since that time. On November 4, 1994, ANG stockholders approved the merger of ANG into the Company through an exchange of common stock, which resulted in the Company's Class A common stock becoming publicly-held. In connection with the merger with ANG, the Company amended its capital structure to provide two classes of common voting stock, Class A common stock and Class B common stock. The per share pro forma effect of the merger and recapitalization has been presented on the Company's statement of operations for the two years ended December 31, 1994 based on the weighted average common shares outstanding (Note 15).

  Operations

     The Company operates three business segments: (1) the Infomall TV Network is a nationwide network of owned, operated and affiliated television stations dedicated to the airing of long form paid programming, consisting primarily of infomercials; (2) Paxson Radio consists of radio broadcasting stations, radio news and sports networks and billboard operations; and (3) Paxson Network-Affiliated Television includes network-affiliated television broadcasting stations in West Palm Beach, Florida. See Note 18 for a listing of stations which the Company began operating subsequent to year end. At December 31, 1995, operations were comprised of the following stations:

       INFOMALL TV NETWORK
                                                            COMMENCEMENT
                                                                 OF
    TV MARKET SERVED(1)         STATION                       OPERATIONS      OWNERSHIP
    -------------------------  --------                     ------------   ---------------
    Owned or TBA Operated:
      Los Angeles, CA........   KZKI-TV                         1995            Owned
      Philadelphia, PA.......   WTGI-TV                         1995            Owned
      San Francisco, CA......   KLXV-TV                         1995            Owned
      Boston, MA.............   WGOT-TV                         1995            Owned
      Washington, D.C........   WYVN-TV                         1996            Owned
      Atlanta, GA............   WTLK-TV                         1994            Owned
      Houston, TX............   KTFH-TV                         1995            Owned
      Cleveland, OH..........   WOAC-TV                         1995       Time Brokerage
      Tampa, FL..............   WFCT-TV                         1994       Time Brokerage
      Miami, FL..............   WCTD-TV                         1994       Time Brokerage
      Denver, CO.............   KUBD-TV                         1995       Time Brokerage
      Orlando, FL............   WIRB-TV                         1994       Time Brokerage
      Hartford, CT...........   WTWS-TV                         1995            Owned
      Dayton, OH.............   WTJC-TV                         1995       Time Brokerage

                       PAXSON COMMUNICATIONS CORPORATION

       INFOMALL TV NETWORK
                                                            COMMENCEMENT
                                                                  OF
    TV MARKET SERVED(1)         STATION                       OPERATIONS      OWNERSHIP
    -------------------------  --------                     ------------   ---------------
    Affiliated:
      Sacramento, CA.........   KCMY-TV                         1995          Affiliate
      Norfolk, VA............   WJCB-TV                         1995          Affiliate

    PAXSON RADIO
    RADIO MARKET SERVED(1)                    FORMAT
    -------------------------               ---------
    Miami, FL................   WLVE-FM     Smooth Jazz         1993            Owned
                                WZTA-FM     Modern Rock         1992            Owned
                                WINZ-AM     News/Sports         1992            Owned
                                WFTL-AM     Talk/Sports         1995            Owned
    Tampa, FL................   WHPT-FM       Rock AC           1991            Owned
                                WSJT-FM     Smooth Jazz         1995            Owned
                                WHNZ-AM     News/Sports         1991            Owned
                                WNZE-AM       Sports            1994            Owned
    Orlando, FL..............   WMGF-FM       Soft AC           1992            Owned
                                WJRR-FM     Modern Rock         1992            Owned
                                WWNZ-AM        News             1992            Owned
                                WWZN-AM       Sports            1994            Owned
    Jacksonville, FL.........   WROO-FM    Young Country        1991            Owned
                                WPLA-FM  Alternative Rock       1992            Owned
                                WNZS-AM       Sports            1993            Owned
                                WZNZ-AM        News             1992            Owned
    Cookeville, TN...........   WGSQ-FM       Country           1994            Owned
                                WPTN-AM        Talk             1994            Owned
    RADIO NETWORK
    -------------------------
    Alabama Radio Network....                  News             1995            Owned
    Florida Radio Network....                  News             1993            Owned
    South Carolina Radio
      Network(2).............                  News             1994            Owned
    Tennessee Radio
      Network................                  News             1994            Owned
    University of Florida
      Sports Network.........                 Sports            1994            Owned
    Miami Sports Network.....                 Sports            1995            Owned
    Penn State Sports
      Network................                 Sports            1994            Owned
    Virginia Tech Sports
      Network(2).............                 Sports            1994            Owned

    PAXSON NETWORK-AFFILIATED
      TELEVISION
    TV MARKET SERVED(1)                     AFFILIATION
    -------------------------               -----------
    Owned or TBA Operated:
    West Palm Beach, FL......   WPBF-TV         ABC             1994            Owned
    West Palm Beach, FL......   WTVX-TV     Warner/UPN          1995       Time Brokerage

- ---------------

(1) Each station is licensed by the Federal Communications Commission to serve a specific community, which is included in the listed market.
(2) The Company sold the South Carolina Radio Network in January 1996 and will not renew the rights to Virginia Tech Sports Network which will expire in March 1996.

                       PAXSON COMMUNICATIONS CORPORATION

  Principles of Consolidation

     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

  Cash and Cash Equivalents

     Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the effect of which was immaterial. At December 31, 1995, approximately $58 million of debt securities, all classified as held to maturity and consisting of money market accounts, commercial paper and overnight repurchase agreements, were included in cash and cash equivalents because they had original maturities of three months or less.

  Property and Equipment

     Purchases of property and equipment, including additions and improvements and expenditures for repairs and maintenance that significantly add to productivity or extend the economic lives of the assets, are capitalized at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

    Broadcasting towers and equipment.....................................      6-13 years
    Office furniture and equipment........................................      6-10 years
    Buildings and building improvements...................................        40 years
    Leasehold improvements................................................   Term of lease
    Vehicles and other....................................................         5 years

     Maintenance, repairs, and minor replacements of these items are charged to expense as incurred.

  Intangible Assets

     The excess of cost over the fair value of acquired net assets has been capitalized as goodwill. Intangible assets are being amortized using the straight-line method over their estimated useful lives as follows (Note 5):

    FCC licenses..........................................................        25 years
    Covenants not to compete..............................................   Contract term
    Favorable lease and other contracts...................................   Contract term
    Goodwill..............................................................        25 years

  Investments in Broadcast Properties

     Investments in broadcast properties represent the Company's financing of television and radio station acquisitions by third parties. The Company has entered into time brokerage agreements ("TBAs") with such third parties for the television station operations and has written options to purchase certain of the related station assets and Federal Communications Commission ("FCC") licenses at various amounts and terms (Notes 7 and 18).

  Program Rights

     The Company obtains licenses for program rights which allow the Company to broadcast program material in accordance with contractual agreements. Pursuant to a licensing agreement, an asset is recorded

                       PAXSON COMMUNICATIONS CORPORATION
for the program rights acquired and a liability is recorded for the obligation incurred, at the gross amount of the liability when available to air. Program rights are amortized on a method that approximates the straight-line basis over the related term. Program rights which will not be aired are charged to expense. Current program rights represent programs which will be amortized during the next year; current liabilities represent program rights which will be paid within the next year under contractual arrangements (Note 8).

  Other Assets

     Loan origination costs are stated at cost and are amortized to interest expense over the life of the loan or agreement using the effective interest method. Escrow funds represent funds held in escrow on acquisitions pending FCC approval. Other assets are stated at cost (Note 6).

  SFAS 121 Impairment of Long-Lived Assets and Identifiable Intangibles

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", the effect of which was immaterial. The Company reviews long-lived assets, identifiable intangibles and goodwill and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

  Minority Interest

     Minority interest at December 31, 1994 represented the third party's limited partner's interest in the radio broadcasting stations located in Cookeville, Tennessee. The Company purchased this minority interest in 1995 (Note 2).

  Stock Subscription Notes Receivable

     Stock subscription notes receivable were assumed in conjunction with the merger with ANG. Stock subscription notes receivable also include employee receivables issued upon exercise of stock options in conjunction with the Company's stock incentive plan (Note 12).

  Revenue Recognition

     Revenue is recognized as advertising air time is broadcast.

  Trade and Barter Agreements

     The Company enters into trade and barter agreements which give rise to sales of advertising air time in exchange for products, services and programming. Sales from trade and barter agreements are recognized at the fair market value of products, services or programs received as the related advertising air time is broadcast. Products, services and programs received are expensed when used or when programs are broadcast. If the Company uses trade products or services before advertising air time is provided, a trade liability is recognized. At times, the Company trades air time for property and equipment.

  Time Brokerage Agreements

     The Company operates certain stations under a time brokerage agreement ("TBA") whereby the Company has agreed to purchase from the broadcast station licensee certain broadcast time on the station and to provide programming to and sell advertising on the station during the purchased time. Accordingly, the Company receives all the revenue derived from the advertising sold during the purchased time, pays certain expenses of the station and performs other functions. The broadcast station licensee retains responsibility for

                       PAXSON COMMUNICATIONS CORPORATION
ultimate control of the station in accordance with FCC policies. At December 31, 1995, the Company operated seven stations under TBAs which expire from April 1999 through October 2005.

  Stock Based Compensation

     The Company will adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") during 1996. Upon adoption of SFAS 123, the Company intends to retain the intrinsic value method of accounting for stock based compensation and disclose pro forma net loss and loss per share amounts.

  Income Taxes

     Provisions are made to record deferred income taxes for items reported in different periods for financial reporting purposes than for federal and state income tax purposes. The Company records deferred income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  Extraordinary Item

     The extraordinary item for the years ended December 31, 1995 and 1993 relates to the write-off of loan origination costs associated with the extinguishment of certain debt agreements. See a description of the tax effect in Note 11.

  Per Share Data

     Per share data for the years ended December 31, 1994 and 1993 give a pro forma effect to the Company's amended capital structure related to the merger with ANG and the stock dividend on common shares outstanding on January 1, 1995 (Note 15). Due to net losses, the effect of stock options and warrants is anti-dilutive and therefore these common stock equivalents are not included in the calculation of weighted average shares outstanding.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform with the 1995 presentation.

                       PAXSON COMMUNICATIONS CORPORATION

2.  ACQUISITIONS, INVESTMENTS AND DISPOSITIONS:

  Acquisitions and investments:

     During 1995 and 1994, the Company acquired the assets of certain broadcast properties. Purchases were accounted for using the purchase method of accounting and the financial results of TBA operated stations have been included in the Company's statement of operations since the commencement of the TBA. Acquisitions and investments closed subsequent to December 31, 1995 are outlined in Note 18. Acquisitions, investments and dispositions during 1995 and 1994 are as follows:

                                                                                     ACQUISITION PRICE/
                                   STATION/                                              INVESTMENT
ACQUISITION/TBA DATE               NETWORK                        MARKET (1)             AMOUNT(2)
- -------------------- ------------------------------------    --------------------    ------------------
Owned:
October 1995                      WYVN-TV(3)                   Washington, D.C.         $  1,900,000
June 1995                          KLXV-TV                    San Francisco, CA            5,000,000
June 1995                          WFTL-AM                        Miami, FL                2,000,000
May 1995                           KZKI-TV                     Los Angeles, CA            18,000,000
May 1995                           WGOT-TV                        Boston, MA               3,050,000
July/March 1995                    KTFH-TV                       Houston, TX               7,900,000
March 1995                         WTWS-TV                       Hartford, CT              2,700,000
March/February 1995                WSJT-FM                        Tampa, FL                4,675,000
February 1995                      WTGI-TV                     Philadelphia, PA           10,200,000
January 1995                Alabama Radio Network                  Alabama                   750,000
August 1994                        WNZE-AM                        Tampa, FL                1,100,000
December 1994                      WWZN-AM                       Orlando, FL               1,550,000
July 1994                          WPBF-TV                   West Palm Beach, FL          32,500,000
July/April 1994                    WTLK-TV                       Atlanta, GA               9,500,000
April 1994                        WGSQ-FM(4)                    Cookeville, TN                    --
April 1994                        WPTN-AM(4)                    Cookeville, TN                    --
April 1994                Florida Sports Network(5)                Florida                        --
April 1994                Tennessee Radio Network(5)              Tennessee                       --
April 1994            South Carolina Radio Network(5)(6)        South Carolina                    --
April 1994               Penn State Sports Network(5)            Pennsylvania                     --
April 1994            Virginia Tech Sports Network(5)(6)           Virginia                       --
April 1994                Georgia Sports Network(5)                Georgia                        --

TBA Operated:
October 1995                      WOAC-TV(7)                    Cleveland, OH                     --
October 1995                      WTJC-TV(7)                      Dayton, OH               3,500,000
August 1995                       KUBD-TV(7)                      Denver, CO               6,500,000
August 1995                       WTVX-TV(7)                 West Palm Beach, FL                  --
December 1994                      WIRB-TV                       Orlando, FL               3,800,000
August 1994                       WFCT-TV(7)                      Tampa, FL                1,120,000
April 1994                      WCTD-TV(7)(8)                     Miami, FL                3,300,000

- ---------------
(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
(2) Represents the purchase price paid by the Company for owned stations or the initial amount of financing provided to the broadcast station licensee for TBA operated stations with outstanding financings at December 31, 1995. The outstanding financings at December 31, 1995 are reflected in investments in broadcast properties (Note 7).
(3) Station is not currently on the air.

                       PAXSON COMMUNICATIONS CORPORATION

(4) A minority interest was acquired in connection with the merger with ANG (Note 1). The remaining interest was purchased during 1995 for approximately $3.4 million which consisted of cash paid, stock issued and the forgiveness of outstanding debt.
(5) Acquired in conjunction with the merger with ANG (Note 1).
(6) The Company sold the South Carolina Radio Network in January 1996 and will not renew the rights to Virginia Tech Sports Network which will expire in March 1996. (Note 3)
(7) The Company currently holds an option to purchase the station from the licensee (Note 7).
(8) Investment amount reflects the price paid by the Company for fixed assets acquired.

  Dispositions:

     During 1995, the Company abandoned certain ancillary operations and did not renew the rights to the Georgia Sports Network. The Company included the results of operations of an aggregate net loss of $799,000 in the consolidated statement of operations for such abandoned operations. During 1994, the Company disposed of the assets of WWZN-AM for $300,000, resulting in a gain on disposition of approximately $28,000. During 1993, the Company disposed of the assets of WWNZ-FM for $5,010,000, resulting in a gain on disposition of approximately $427,000.

  Pro Forma (unaudited):

     The Company's results of operations for the years ended December 31, 1995 and 1994 include the results of operations for acquisitions and investments in broadcast properties from their respective dates of commencement. The following unaudited pro forma statement of operations data give effect to significant business acquisitions, investments or dispositions since January 1, 1994 as if they had occurred on January 1, 1994. In addition, depreciation and amortization has been increased each period to reflect initial purchase price allocation on all acquisitions and investments (whether businesses or assets), and interest expense on associated debt financing as if such transactions and debt had occurred on January 1, 1994.

                                                                             PRO FORMA
                                                                        FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                        1995            1994
                                                                    ------------    ------------
                                                                    (UNAUDITED)    (UNAUDITED)
Revenues..........................................................  $108,106,000   $ 79,595,000
                                                                     ===========    ===========
Loss from operations..............................................  $ (7,612,000)  $ (6,054,000)
                                                                     ===========    ===========
Loss before extraordinary item....................................  $(35,289,000)  $(34,052,000)
                                                                     ===========    ===========
Net loss attributable to common stock.............................  $(59,212,000)  $(57,143,000)
                                                                     ===========    ===========
Net loss per share attributable to common stock...................  $      (1.72)  $      (1.71)
                                                                     ===========    ===========
Pro forma weighted average shares outstanding.....................    34,429,517     33,430,116
                                                                     ===========    ===========

3.  CERTAIN TRANSACTIONS:

     The Company enters into and maintains certain operating and financing transactions with related parties as described below.

  Christian Network, Inc.

     The Company has entered into several agreements with The Christian Network, Inc. and certain of its for profit subsidiaries (individually and collectively referred to herein as "CNI"). The Christian Network, Inc. is

                       PAXSON COMMUNICATIONS CORPORATION
a section 501(c)(3) not-for-profit corporation to which Mr. Paxson was a substantial contributor and was a director.

     Investment in Broadcast Properties. At December 31, 1995, the Company had investments in broadcast properties of $16,481,345 related to the Company's financing of certain broadcasting acquisitions for CNI. In conjunction with these financings, the Company has obtained TBAs with these stations and has obtained options to purchase certain of these stations (Note 7).

     KLDT-TV. During 1995, in connection with CNI securing the rights to acquire television station KLDT-TV in Dallas, Texas and, prior to such acquisition, operate the station pursuant to a TBA, Mr. Paxson initially loaned CNI $1,000,000 to make a deposit in respect to such acquisition and guaranteed the obligations of CNI under the purchase agreement and the TBA. On January 9, 1996, the Company purchased such note from Mr. Paxson at its face value.

     CNI Agreement. The Company and CNI entered into an agreement in May 1994 (the "CNI Agreement") under which the Company agreed that, if the tax exempt status of CNI were jeopardized by virtue of its relationships with the Company and its subsidiaries, the Company would take certain actions to try and ensure that CNI's tax exempt status would no longer be so jeopardized. Such steps could include, but not be limited to, rescission of one or more transactions or payment of additional funds by the Company. The Company believes that all of its agreements with CNI have been on terms at least as favorable to CNI as it would obtain in arm's length transactions. The Company intends any future agreements with CNI to be at least as favorable to CNI as CNI would obtain in arm's length transactions. Accordingly, if the Company's activities with CNI are consistent with the terms governing their relationship, the Company believes that it will not be required to take any actions under the CNI Agreement. However, there can be no assurance that the Company will not be required to take any actions under the CNI Agreement at a material cost to the Company.

     WFCT-TV Transactions. On December 17, 1993, Bradenton Broadcast Television, Ltd. ("BBTC") entered into an agreement whereby CNI would make available to BBTC up to $3,120,000 for certain expenses in connection with the redemption of a limited partnership interest in BBTC and the construction of television station WFCT-TV, Bradenton, Florida (the "BBTC Loan Agreement"). In connection with the loan, BBTC granted to CNI an irrevocable, exclusive option to purchase the assets owned by BBTC that are used or useful in the construction or operation of WFCT-TV, including the license issued by the FCC for WFCT-TV, subject to the satisfaction of certain conditions and the receipt of necessary regulatory approvals. CNI's option may be exercised, subject to the prior approval of the FCC, at any time during the ten year period beginning on the first anniversary of the completion of construction of WFCT-TV. The price payable to BBTC upon exercise of the option is $91,000 in cash and the forgiveness of all outstanding indebtedness under the loan of $1,120,000. WFCT-TV commenced broadcasting operations on August 1, 1994. The Company leases certain broadcasting assets to BBTC for fees of $60,000 per annum. Additionally, the Company entered into a partial TBA with BBTC and CNI, whereby the Company purchases up to twelve hours per day of broadcasting time from BBTC for a monthly fee of approximately $3,500. In connection with the foregoing transactions, Mr. Paxson agreed to lend CNI up to $3,120,000 to fund the loan to BBTC. On June 15, 1994, CNI and BBTC revised the BBTC Loan Agreement to reduce the maximum amount of the loan from $3,120,000 to $1,400,000, and to provide that BBTC lease rather than purchase the equipment and related tangible personal property required to construct WFCT-TV from the Company. Mr. Paxson assigned his rights and interests in the CNI loan to the Company in the amount of $1,120,000 (representing the then outstanding principal balance owed by CNI), and CNI agreed that the maximum principal amount of the loan would be reduced from $3,120,000 to $1,400,000. On June 15, 1994, CNI assigned to the Company the option to acquire the WFCT-TV assets from CNI for $191,000 after CNI exercises its option to purchase such assets from BBTC. On June 15, 1994, CNI assigned to the Company its rights and interests under the TBA to provide up to twelve hours per day of programming on WFCT-TV.

                       PAXSON COMMUNICATIONS CORPORATION

     Worship Channel Studio. On January 1, 1993, Mr. Paxson agreed to lend CNI up to $2,500,000 to fund CNI's acquisition of certain equipment and related tangible property used in the production of television programming. Mr. Paxson assigned his rights and interests under the loan to the Company, in consideration for the Company's promissory note in the principal amount of $2,500,000, which the Company subsequently repaid. In accordance with the terms of an agreement dated as of June 15, 1994, CNI sold to the Company CNI's production assets in consideration for the cancellation of CNI's $2,500,000 promissory note held by the Company. CNI and the Company have also contracted, effective as of August 1, 1994, for Paxson-66 to lease CNI's television production and distribution facility to the Company for the purpose of producing television programming for the Infomall TV Network.

  Airplane

     During 1994, the Company purchased an aircraft for $250,000 from a company controlled by Mr. Paxson. The Company believes that the terms of such transaction were at least as favorable as they would have been if obtained in an arm's length transaction with an unaffiliated third party.

  Whitehead Media, Inc.

     The Company initially financed the acquisition by Whitehead Media, Inc. ("Whitehead Media") of WTVX-TV and WOAC-TV. Whitehead Media subsequently obtained financing from Banque Paribas, an affiliate of a holder of the Company's Junior preferred stock, the proceeds of which were used to repay the debt owed by Whitehead Media to the Company and will be used to fund Whitehead Media's acquisition of WNGM-TV. The third party financing provided to Whitehead Media is unconditionally guaranteed by Mr. Paxson and Second Crystal Diamond, Limited Partnership ("Second Crystal") an affiliate controlled by Mr. Paxson and through which he beneficially owns and controls a substantial portion of the Company's Class A common stock and Class B common stock. Such guarantees are secured by a pledge of a significant portion of Second Crystal's Class A common stock. The Company is permitted to operate stations WTVX-TV and WOAC-TV pursuant to TBAs and as a result of the third party financing to Whitehead Media has an option to purchase each of such stations, which options to purchase would otherwise be prohibited under FCC rules and regulations because each of such stations serves a market in which the Company has or will own another television station.

  Home Shopping Network, Inc.

     In connection with the departure in 1990 of Mr. Paxson from Home Shopping Network, Inc. ("HSN"), he executed a consulting agreement containing various restrictions upon activities by him that might be considered competitive with HSN, including activities as an investor in competitive and other enterprises. Although Mr. Paxson's consulting services to HSN terminated in 1994, certain of the restrictions survived. As the Company's business evolved, the possible effect of the consulting agreement upon Mr. Paxson's role as the Company's chief executive officer and controlling stockholder became unclear. The Company considered it advisable to eliminate doubts concerning, among other matters, Mr. Paxson's role as a chief executive officer and controlling stockholder as the Company's business developed, and the scope of HSN's rights under the consulting agreement. Accordingly, on August 25, 1995, the Company and Mr. Paxson agreed with HSN to, among other things, terminate HSN's rights under the consulting agreement in consideration of a payment to HSN by the Company of $1,200,000. In conjunction with this transaction Mr. Paxson advanced $1,200,000 to the Company in the form of a note bearing interest at 6%. The Company repaid the note in October 1995. Shortly before the transaction with HSN, Mr. Paxson agreed with the Company that upon termination of HSN's rights under the consulting agreement, he will not compete with the Company for a period ending on

                       PAXSON COMMUNICATIONS CORPORATION

December 31, 1999 (the date that the HSN consulting agreement would have otherwise terminated) or the date of a change in control (as defined with respect thereto) of the Company. An intangible asset has been recorded for $1,200,000 which will be amortized through maturity of the agreement.

  Todd Communications, Inc.

     In 1993, Mr. Paxson contributed to the Company, a demand note receivable in the amount of $1,750,000 from Todd Communications, Inc. ("Todd Communications"), a company which owns WFSJ-FM (St. Augustine, Florida) and is beneficially owned by a member of Mr. Paxson's family. The note receivable accrues interest at the short-term annual applicable federal rate prescribed by the Internal Revenue Service with the balance of principal and interest due upon demand. Interest income recognized related to the note aggregated approximately $110,000, $70,900 and $6,560 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company also performs limited sales support and administrative functions for Todd Communications under a joint sales agreement. Todd Communications is billed for efforts expended on terms comparable to those generally available from unaffiliated third parties (Note 18).

  World Travelers Network

     On January 1, 1996, Mr. Paxson purchased the assets of the World Travelers Network from the Company at their net book value of approximately $70,000.

  South Carolina Radio Network

     Effective January 1, 1996, Mr. Paxson purchased the assets of the South Carolina Radio Network from the Company at their net book value of approximately $45,000. Mr. Paxson subsequently sold such assets to a third party for $150,000, with the excess over $45,000 being paid to the Company in accordance with the parties' agreement.

  Board of Directors

     The Company has entered into transactions with certain members of its Board of Directors.

     Communications Equity Associates, Inc. ("CEA"). The Chairman of the Board and Chief Executive Officer of CEA has been a director of the Company since February 1995. The Company engaged CEA as a financial advisor in connection with certain private placements and various other lending relationships. Fees paid to CEA for these services totaled approximately $1,300,000, $1,855,000 and $1,060,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Stockholder Agreements. Certain redeemable preferred stock and common stock warrants are held by entities controlled by Mr. Paxson and entities which are affiliates of two directors of the Company (Notes 13 and 14).

     S. William Scott. S. William Scott, a director of the Company since February 1995, has an arrangement with the Company to provide consulting services to the Company with respect to the development of its news programming for its radio and television broadcast business and its radio network business. Mr. Scott was paid approximately $80,000, $84,000 and $84,000 for such services during the years ended December 31, 1995, 1994 and 1993, respectively. Additionally, Mr. Scott received benefits under the Company's health and benefits plan and was granted options to purchase 10,000 shares of stock under the Company's stock incentive plan.

                       PAXSON COMMUNICATIONS CORPORATION

4. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                    1995           1994
                                                                ------------   ------------
    Broadcasting towers and equipment.........................  $ 70,179,364   $ 39,445,071
    Office furniture and equipment............................     8,370,232      5,075,412
    Buildings and leasehold improvements......................     9,447,395      4,302,476
    Land and land improvements................................     7,418,039      3,142,532
    Vehicles and other........................................     4,851,576      3,877,851
                                                                ------------   ------------
                                                                 100,266,606     55,843,342
    Accumulated depreciation..................................   (20,407,526)   (10,492,912)
                                                                ------------   ------------
    Property and equipment, net...............................  $ 79,859,080   $ 45,350,430
                                                                ============   ============

     Depreciation expense aggregated $10,083,135, $5,433,038 and $2,804,157 for the years ended December 31, 1995, 1994 and 1993, respectively.

5.  INTANGIBLE ASSETS:

     Intangible assets consist of the following:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                    1995           1994
                                                                ------------   ------------
    FCC licenses..............................................  $ 76,313,074   $ 42,332,125
    Covenants not to compete..................................    14,502,375     11,811,375
    Favorable lease and other contracts.......................     6,801,433      6,514,507
    Goodwill..................................................     9,444,500      7,819,778
                                                                ------------   ------------
                                                                 107,061,382     68,477,785
    Accumulated amortization..................................   (22,743,235)   (15,126,818)
                                                                ------------   ------------
    Intangible assets, net....................................  $ 84,318,147   $ 53,350,967
                                                                ============   ============

     Amortization expense related to intangible assets aggregated $7,621,848, $5,940,575 and $5,927,744 for the years ended December 31, 1995, 1994 and 1993, respectively.

6.  OTHER ASSETS:

     Other assets consist of the following:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995          1994
                                                                  -----------   -----------
    Loan origination costs......................................  $10,722,939   $ 7,739,288
    Escrow funds for station acquisitions.......................    6,672,860     4,291,241
    Deposits on building and equipment..........................    1,377,964       642,890
    Organization costs..........................................      768,307       407,672
    Other assets................................................      917,361     1,708,638
                                                                  -----------   -----------
                                                                   20,459,431    14,789,729
    Accumulated amortization....................................     (562,737)   (1,711,383)
                                                                  -----------   -----------
    Other assets, net...........................................  $19,896,694   $13,078,346
                                                                  ===========   ===========

                       PAXSON COMMUNICATIONS CORPORATION

     Amortization expense related to other assets aggregated $1,014,126, $1,029,915 and $618,732 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Loan origination costs of $10,625,727 associated with debt extinguished through proceeds from the senior subordinated notes are reflected in the 1995 statement of operations as an extraordinary item.

7.  INVESTMENTS IN BROADCAST PROPERTIES:

     Investments in broadcast properties represent the Company's financing of broadcasting asset acquisitions by third party licensees, including CNI and Todd Communications (Note 3). In conjunction with the financings, the Company has obtained the right to provide programming for the related stations pursuant to TBAs and has obtained options to purchase certain stations. Interest rates range from LIBOR plus 1/2% (6.18% at December 31, 1995) to 12 1/8% with loans maturing in five to seven years. Unpaid principal balances will be applied toward the acquisition cost upon exercise of purchase options. The Company records interest on certain investments as received. Investments in broadcast properties at December 31, 1995 consist of:

                                                     INVESTMENT       OPTION        OPTION
                 INVESTMENT TO/STATION                 AMOUNT       EXPIRATION      PRICE
    -----------------------------------------------  -----------   -------------   --------
    CNI:                                             $16,481,345
      WTJC-TV(1)(*)................................                October 2005    $100,000
      WFCT-TV(1)(*)................................                December 2003    191,000
      WCTD-TV(1)(2)(*).............................                 April 1999      100,000
      KUBD-TV(1)(*)................................                 August 2005     100,000
      WCEE-TV(1)(3)(*).............................                January 2006     100,000
      WIRB-TV......................................                     --               --
    WHITEHEAD MEDIA:
      WOAC-TV(4)...................................                December 2000      1,000
      WTVX-TV(4)...................................                December 2000      1,000
    TODD COMMUNICATIONS:                               1,750,000
      WFSJ-FM......................................                     --               --
    OTHER:                                             2,960,685
      WRMY-TV(5)...................................                     --               --
      WHBI-TV(6)...................................                     --               --
      WACC-AM(7)...................................                     --               --
                                                     -----------
                                                     $21,192,030
                                                     ===========

- ---------------

(1) Upon exercise of the option, the Company will apply the unpaid principal balance towards the acquisition price.
(2) Upon exercise of the option, the Company will repay the remaining principal balance on a third party note payable (Note 3).
(3) Purchase transaction consummated in 1996. Investment at December 31, 1995 represents initial advances.
(4) The Company initially financed the acquisition which was subsequently repaid (Note 3). In addition to the option price, the Company will pay Whitehead Media $500,000 for each station, plus the value of the station based upon certain calculations.
(5) Investment represents financings for the construction of the station in 1996. Upon consummation of the transaction, the Company will have acquired a 40% interest in the station for $1,500,000.
(6) The station is not currently on the air. The investment relates to financed expenditures for the build-out of the station.
(7) The Company has an option to purchase a 49% interest in exchange for its initial advance to this station.
(*) The Company intends to exercise these options which became permissible with the recent enactment of the Telecommunications Act of 1996.

                       PAXSON COMMUNICATIONS CORPORATION

8.  PROGRAM RIGHTS:

     Program rights relate to the broadcast operations of Paxson
Network-Affiliated Television stations as follows:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995          1994
                                                                  -----------   -----------
    Program rights..............................................  $ 4,290,715   $ 3,045,642
    Accumulated amortization....................................   (2,493,357)     (820,754)
                                                                  -----------   -----------
                                                                    1,797,358     2,224,888
    Less current program rights.................................   (1,412,544)   (1,980,000)
                                                                  -----------   -----------
    Program Rights, net.........................................  $   384,814   $   244,888
                                                                  ===========   ===========

     Program rights amortization expense aggregated $1,765,942, $820,754 and $0 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Program rights payable represent the obligation incurred to secure the right to broadcast program material in accordance with related contractual agreements. Future minimum annual payments under these contractual agreements as of December 31, 1995, are as follows:

                                                      BROADCAST RIGHTS   BARTER RIGHTS     TOTAL
                                                          PAYMENTS        EXPIRATION       RIGHTS
                                                      ----------------   -------------   ----------
    1996............................................     $1,139,402        $ 310,200     $1,449,602
    1997............................................        235,853               --        235,853
    1998............................................        196,897               --        196,897
                                                         ----------        ---------     ----------
                                                         $1,572,152        $ 310,200     $1,882,352
                                                         ==========        =========     ==========

9.  LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995          1994
                                                                  -----------   -----------
    Revolving credit loans, total commitment of $150,000,000,
      interest at LIBOR plus 2.75%, extinguished in September
      1995......................................................  $        --   $82,000,000
    Revolving credit facility, total commitment of $100,000,000, interest at LIBOR plus 3.25% (8.93% at December 31,
      1995).....................................................   10,000,000            --
    Mortgage note payable, $200,055 principal, interest at 10%, principal and interest payment of $3,000 due monthly
      through April 1999, remaining balance due April 1999......      184,705       200,055
    Mortgage note payable, $825,000 principal, interest at
      8.83%, principal and interest payment of $8,284 due
      monthly from June 1995 to May 2010........................      812,083            --

                       PAXSON COMMUNICATIONS CORPORATION

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995          1994
                                                                  -----------   -----------
    Notes payable, $2,155,000 aggregate principal, interest at
      8% to 9.325%, aggregate principal and interest payments of
      $41,646 due monthly, maturing at varying dates through
      April 2001, secured by purchased assets...................  $ 1,917,826            --
    Mortgage note payable, $211,000 principal, interest at
      9.75%, extinguished in August 1995........................           --   $   206,902
                                                                  -----------   -----------
                                                                   12,914,614    82,406,957
    Less current portion........................................     (430,590)   (6,393,415)
                                                                  -----------   -----------
                                                                  $12,484,024   $76,013,542
                                                                  ===========   ===========

     In September 1995, the Company extinguished its $150,000,000 revolving credit agreement utilizing proceeds from the issuance of senior subordinated notes. Additionally during 1995, the Company executed and subsequently extinguished a $75,000,000 revolving credit agreement utilizing proceeds from the issuance of senior subordinated notes (Note 10).

     On December 19, 1995, the Company executed a $100,000,000 senior secured revolving credit facility. The aggregate revolving commitment under the credit facility will decrease by $10 million on December 31, 1997 and by $3.75 million to $7.5 million each subsequent quarter thereafter until the termination of the credit facility on June 30, 2002. Borrowings under the revolving credit facility will bear interest at a rate equal to, at the option of the Company, either (i) the base rate (which is defined as the higher of 1/2% plus the Federal Funds rate or the prime rate most recently announced by the agent under the credit facility) or (ii) LIBOR, in each case plus an applicable margin determined by reference to the ratio of total debt to cash flow of the Company. Interest on the current amounts drawn under the facility accrues at an initial rate of LIBOR plus 3.25%. This revolving credit facility is secured by substantially all of the Company's assets (as well as a negative pledge on all real property interests) and subsidiary guarantees.

     The reducing revolving credit facility contains a number of covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate certain asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Prior to making any advance under the new credit facility, the Company will be required to be in compliance with all financial and operating covenants. Certain acquisitions to be funded under the new credit facility are expected to require approval by 66 2/3% of the lenders thereunder. The lenders under the new credit facility will be paid a commitment fee at the rate of 0.5% per year on unused commitments, payable quarterly.

     Aggregate maturities of long-term debt at December 31, 1995 are as follows:

          1996........................................................  $   430,590
          1997........................................................      482,952
          1998........................................................      503,993
          1999........................................................      636,785
          2000........................................................      220,372
          Thereafter..................................................   10,639,922
                                                                        -----------
                                                                        $12,914,614
                                                                        ===========

                       PAXSON COMMUNICATIONS CORPORATION

10.  SENIOR SUBORDINATED NOTES:

     On September 28, 1995, the Company issued $230,000,000 of senior subordinated notes (the "Notes") at a discount, netting proceeds of $227,309,000 to the Company. The Company accretes the original issue discount over the term of the Notes using the effective interest method. At December 31, 1995, the discount was $2,625,089. Interest on the Notes accrues at 11.625% to yield an effective rate of 11.875%. Interest payments are payable semiannually on each April 1 and October 1, commencing on April 1, 1996. The principal balance is due at maturity on October 1, 2002. As part of the Note agreement, the Company filed a registration statement relating to the Notes with the Securities and Exchange Commission (the "SEC"), and commenced an offer to exchange the registered notes for the Notes beginning January 24, 1996.

     The Notes contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, stock issuance of subsidiaries, certain investments and transfers or sales of assets, and provide for the repurchase of the Notes in the event of a change in control of the Company. The Notes are general unsecured obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company and senior in right to all future subordinated indebtedness of the Company.

     The Notes become redeemable at the option of the Company on October 1, 1999, 2000 and 2001 at a redemption price of 104%, 102% and 100%, respectively, of the outstanding principal amount, plus accrued interest. Additionally, the Company may redeem up to 25% of the original principal amount of the Notes with proceeds from certain sales of Company stock or assets at any time prior to October 1, 1998 at a redemption price of 110% of the outstanding principal amount, plus accrued interest. There are no mandatory redemption requirements.

11.  INCOME TAXES:

     Prior to the reorganization and consolidation on December 15, 1993, the Company's businesses operated in the form of partnerships and S corporations for federal and state income tax purposes. Therefore, all income and losses prior to that date were taxed at the partner and stockholder level and no provision for income taxes was recorded.

     As a result of the reorganization and consolidation on December 15, 1993, the tax status of the Company changed to a taxable entity. Reflected in the 1993 tax provision for continuing operations is the cumulative difference between the tax bases and book bases of assets and liabilities arising prior to this date. Significant components of the (benefit) provision for income taxes are as follows:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      1995            1994            1993
                                                   -----------     -----------     ----------
    Current tax expense
      Federal....................................  $        --     $        --     $       --
      State......................................           --              --             --
                                                   -----------     -----------     ----------
              Total current......................           --              --             --
                                                   -----------     -----------     ----------
    Deferred tax (benefit) expense
      Federal....................................   (1,152,000)     (1,503,200)     2,674,000
      State......................................     (128,000)       (176,800)       286,000
                                                   -----------     -----------     ----------
              Total deferred.....................   (1,280,000)     (1,680,000)     2,960,000
                                                   -----------     -----------     ----------
              Total (benefit) provision..........  $(1,280,000)    $(1,680,000)    $2,960,000
                                                   ===========     ===========     ==========

                       PAXSON COMMUNICATIONS CORPORATION

     Deferred tax assets and deferred tax liabilities reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities:

                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   1995            1994
                                                               ------------     -----------
    Deferred tax assets:
      Allowance for doubtful accounts........................  $    385,000     $   194,940
      Net operating loss carryforwards.......................    13,599,000       4,126,507
      Deferred compensation..................................     3,725,000              --
                                                               ------------     -----------
                                                                 17,709,000       4,321,447
      Deferred tax asset valuation allowance for net
         operating loss carryforwards and deferred
         compensation........................................   (15,009,000)     (4,126,507)
                                                               ------------     -----------
      Deferred tax assets, net...............................     2,700,000         194,940
    Deferred tax liabilities:
      Tax over book depreciation and amortization............    (2,700,000)     (1,474,940)
                                                               ------------     -----------
              Total..........................................  $         --     $(1,280,000)
                                                               ============     ===========

     A valuation allowance has been provided when management believes it is more likely than not that a portion of the deferred tax asset will not be realized. A portion of the net operating losses were acquired in the acquisition of ANG. Future recognition of the benefit from these acquired losses will be applied first to reduce goodwill related to the acquisition, then to reduce other non-current intangible assets related to the acquisition and then to reduce income tax expense.

     The Company and its subsidiaries have filed consolidated tax returns for all periods subsequent to December 15, 1993.

     A pro forma provision for income taxes to reflect the effect on the statement of operations for the year ended December 31, 1993 had the Company's business operations filed a consolidated income tax return for 1993, prior to December 15, 1993, would result in a tax benefit of approximately $3,159,000 for net operating losses and a corresponding valuation allowance resulting in no pro forma provision for income taxes.

     The reconciliation of income tax benefit attributable to continuing operations, computed at U.S. Federal Statutory tax rates, to the provision for income taxes is:

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                     ----------------------------------------
                                                         1995          1994          1993
                                                     ------------   -----------   -----------
    Tax benefit at U.S. Federal Statutory tax
      rates........................................  $(11,417,000)  $(2,190,305)  $(2,717,230)
    State income tax benefit, net of federal tax...    (1,343,000)     (257,682)     (290,104)
    Tax benefits attributable to losses recognized
      for book purposes in periods that the Company
      operated as non-taxable entities.............            --            --     3,397,783
    Deferred taxes attributable to income
      recognized on accrual basis for book
      purposes, in period that the Company
      operated as non-taxable entities, but
      recognized for tax purposes after
      reorganization...............................            --            --     2,334,364
    Non-deductible items...........................       597,000        83,000            --
    Valuation allowance............................    10,883,000       684,987       235,187
                                                     ------------   -----------   -----------
    (Benefit) provision for income taxes...........  $ (1,280,000)  $(1,680,000)  $ 2,960,000
                                                     ============   ===========   ===========

                       PAXSON COMMUNICATIONS CORPORATION

     The extraordinary items relate to debt retirements. The 1993 retirements occurred in the period before the Company reorganized on December 15, 1993, were taxable at the stockholder level and, accordingly, are not tax affected. No tax effect has been included related to the 1995 debt retirement as the extraordinary item is included in the Company's net operating loss carryforward for which a valuation allowance has been provided.

     The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $35,700,000 at December 31, 1995 expiring through 2010. A portion of the net operating losses relate to ANG and are limited to annual utilization as a result of the change in ownership.

12.  EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS:

  Savings and Profit Sharing Plan

     The Company has retirement savings and cafeteria plans pursuant to Sections 401(k) and 125 of the Internal Revenue Code which cover substantially all of the Company's employees. Employer contributions to the retirement savings plan are discretionary. The Company elected not to make retirement savings contributions for the three plan years ended December 31, 1995. Under the cafeteria plan, employees may elect to participate in health, dental, life and disability insurance benefit plans funded through employee payroll deductions.

  Stock Incentive Plan

     In November 1994, the Company established the Stock Incentive Plan (the "Plan") to provide incentives to officers and other employees through the issuance of options and restricted stock. The number of options, exercise prices and exercise dates granted under the Plan are at the discretion of the Company's Compensation Committee and may be in the form of either incentive or non-qualified stock options or awards of restricted stock. At December 31, 1995, 301,370 shares of Class A common stock were available for issuance under the Plan. When options are granted, a non-cash charge representing the difference between the exercise price and the fair market value of the vested options on the date of grant is recorded as option plan compensation expense. For the year ended December 31, 1995, the Company recognized approximately $10,800,000 of option plan compensation expense and expects to recognize approximately an additional $1,400,000 of expense over the next five years as such options vest.

     At December 31, 1995, 49 employees had been granted options under the Plan pursuant to a five-year vesting cycle commencing retroactively to the employee's date of employment or exercisable in full at the date of grant. At December 31, 1995, approximately 1,100,000 shares were vested and fully exercisable. In January 1996, 10,000 options were granted at $3.42 per option and 8,928 were granted at $0.01 per option. All options granted expire over a ten year period. Transactions under the Plan are as follows:

                                                                           NUMBER OF   PRICE PER
                                                                            OPTIONS     OPTION
                                                                           ---------   ---------
Outstanding, December 31, 1994...........................................         --        --
Granted..................................................................  1,847,005     $3.42
Forfeited................................................................     (4,800)     3.42
Exercised................................................................    (89,800)     3.42
                                                                           ---------
Outstanding, December 31, 1995...........................................  1,752,405
                                                                           =========

  Employment Agreements

     Mr. Paxson is employed under an employment agreement providing for him to be employed through December 31, 1999, unless sooner terminated. The agreement provides that Mr. Paxson's salary will be

                       PAXSON COMMUNICATIONS CORPORATION

$385,000 in 1996, $423,500 in 1997, $465,850 in 1998 and $500,000 in 1999. In
addition to his base salary, Mr. Paxson may receive an annual bonus at the discretion and in an amount set by members of the Compensation Committee that are not employees of the Company.

     The Company has other employment agreements with individuals under which the individuals are paid a base salary and may receive annual incentives based on revenue amounts and stock options based on the cash flow of the stations they manage.

13.  REDEEMABLE PREFERRED STOCK:

  Redeemable Senior Preferred Stock

     Redeemable Senior preferred stock was originally issued with 225 detachable redeemable common stock purchase warrants on December 15, 1993 in exchange for $14,000,000. The holder of preferred stock is entitled to preferential cumulative dividends at a rate of 15% of the liquidation price, per annum, payable quarterly commencing on December 31, 1993. On January 1 of each year, accrued and unpaid dividends are added to the liquidation price of the stock. The holders of the Senior preferred stock, voting as a class, are entitled to elect 25% of the Company's Board of Directors.

     The Senior preferred stock is redeemable, at the option of the holder, on or after the seventh anniversary of the issue date (December 15, 2000) at $7,000 per share plus accrued and unpaid dividends to date. The shares may also be redeemed, at the option of the Company, on or after the fourth anniversary of the issue date (December 15, 1997) at $7,000 per share plus accrued and unpaid dividends to date. The shares also provide redemption features in the event of certain changes in ownership control of the Company, bankruptcy, and twelve month dividend arrearages after the fifth anniversary of the issue date (December 15, 1998).

     Cumulative preferred dividends in arrears aggregated $4,644,352 and $2,197,808 at December 31, 1995 and 1994, respectively.

  Redeemable Series B Preferred Stock

     Redeemable Series B preferred stock was issued on December 22, 1994 as a result of the exercise of 94.6223 detachable redeemable common stock purchase warrants into 1,310,779 shares of Class A common stock and 436,926 shares of Class B common stock which were then surrendered for Series B preferred stock. The holder of Series B preferred stock is entitled to cumulative dividends at a per annum rate of 15% per share, payable quarterly commencing on December 31, 1994. On January 1 of each year, accrued and unpaid dividends are added to the liquidation price of the stock. Series B preferred stock ranks prior to all classes of Junior preferred stock.

     The Series B preferred shares are redeemable, at the option of the holder, on or after December 15, 2000 at $7,000 per share plus accrued and unpaid dividends to date. The shares may also be redeemed at the option of the Company, on or after December 15, 1997 at $7,000 per share plus accrued and unpaid dividends to date.

     Cumulative Series B preferred dividends in arrears aggregated $771,269 and $18,493 at December 31, 1995 and 1994, respectively.

  Redeemable Junior Preferred Stock

     Redeemable Junior preferred stock was issued with 4,853,628 detachable Class C common stock warrants (after giving effect to the stock dividend during January 1995) on December 22, 1994 in exchange for $33,000,000. The holder of Junior preferred stock is entitled to cumulative dividends at a rate of 12% per annum prior to the seventh anniversary of the issue date (December 22, 2001), 13% per annum from the seventh through the eighth anniversary of the issue date (December 22, 2002), and 14% per annum after the

                       PAXSON COMMUNICATIONS CORPORATION
eighth anniversary of the issue date. Semi-annual dividend payments are required commencing December 31, 1999.

     The Junior preferred shares are redeemable, at the option of the Company, at $1,030 plus unpaid, deferred, and accrued dividends prior to the third anniversary of the issue date (December 22, 1997), $1,020 plus unpaid, deferred, and accrued dividends after the third and prior to the fourth anniversary of the issue date (December 22, 1998), and $1,000 plus unpaid, deferred, and accrued dividends per share on or after the fourth anniversary of the issue date. A mandatory redemption is scheduled on the ninth anniversary of the issue date (December 22, 2003).

     Cumulative Junior preferred dividends in arrears aggregated $4,188,512 and $97,644 at December 31, 1995 and 1994, respectively.

  Redemption Features of Preferred Stock

     The following table presents the redemption value of the three classes of preferred stock should each be redeemed in the indicated year, assuming no dividends are paid prior to redemption, unless required:

                                                         SENIOR        SERIES B        JUNIOR
                                                      PREFERRED(1)   PREFERRED(1)   PREFERRED(2)
                                                      ------------   ------------   ------------
    1996............................................  $              $              $ 42,775,013
    1997............................................    24,657,155      7,632,502     47,939,640
    1998............................................    28,355,728      8,777,377     53,412,616
    1999............................................    32,609,087     10,093,984     59,102,420
    2000............................................    37,500,450     11,608,082     59,102,420

- ---------------

(1) Redeemable at the option of the Company on or after December 15, 1997 and at the option of the holder on or after December 15, 2000.
(2) Mandatorily redeemable on the ninth anniversary (December 22, 2003), redeemable by the Company prior to that date.

14.  COMMON STOCK WARRANTS:

  Redeemable Common Stock Warrants

     In connection with the 1993 Redeemable Senior preferred stock issuance, the Company issued 225 detachable redeemable common stock purchase warrants entitling the holder to purchase one common share per warrant at an exercise price of $0.01 per share. On December 22, 1994, 94.6223 of the warrants were exercised for 1,310,779 shares of Class A common stock and 436,926 shares of Class B common stock and were then surrendered for the redeemable Series B preferred stock. The remaining 130.3777 redeemable common stock purchase warrants entitle the holders to purchase 2,709,129 Class A common shares and 903,043 Class B common shares (after giving effect to the stock dividend).

     The stock purchase warrants include a put provision requiring the Company to repurchase any warrants, at the option of the holder, at the fair market value per share on or after the seventh anniversary of issue date (December 15, 2000). At December 31, 1995, using the fair value of the underlying stock, the stock purchase warrants would accrete to approximately $49,600,000 at their mandatory redemption date of December 15, 2000. The holders of the warrants are entitled to demand registration rights and piggyback registration rights following certain offerings of shares to the public.

  Class C Common Stock Warrants

     In connection with the Redeemable Junior preferred stock issuance on December 22, 1994, the Company issued 4,853,628 detachable Class C common stock purchase warrants (after giving effect to the stock

                       PAXSON COMMUNICATIONS CORPORATION
dividend), entitling the holder to purchase one Class C common share per warrant at an exercise price of $0.001 per share. Certain holders of these purchase warrants are entitled to demand registration rights subsequent to the third anniversary of the issuance date and piggyback registration rights six months following certain offerings of shares to the public.

15.  COMMON STOCK:

     On December 15, 1993, in connection with the reorganization and consolidation of its radio broadcasting activities, the Company authorized 1,500 shares and issued 1,200 shares of unclassified common stock.

     In November 1994, in connection with the merger with ANG, the Company amended its capital structure to provide two classes of common voting stock, Class A common stock (45,000,000 shares authorized) and Class B common stock (7,000,000 shares authorized). Upon consummation of the recapitalization, the Company's unclassified common stock outstanding was converted into 15,790,974 shares of Class A common stock and 5,263,658 shares of Class B common stock. Upon consummation of the merger, the holders of ANG common stock received Class A common stock in exchange for ANG common stock outstanding and such shares of Class A common stock which where exchanged for the ANG common stock were listed on the Nasdaq Small-Cap Market.

     On December 22, 1994, the Company further amended its capital structure to increase authorized shares of Class A common stock to 150,000,000 shares and Class B common stock to 35,000,000 shares, and to designate a third class of non-voting common stock, Class C common stock, 12,500,000 shares authorized.

     On January 1, 1995, the Company announced a stock dividend for its common stock of an additional one-half share for each common share outstanding for holders of record on January 1, 1995. Weighted average shares outstanding for the years ended December 31, 1994 and 1993 give effect to the Company's amended capital structure related to the merger with ANG, and the stock dividend on common shares outstanding on January 1, 1995.

     On July 10, 1995, the Company's Class A common stock was listed on the American Stock Exchange under the symbol of PXN. These publicly traded shares represent approximately 5% of Class A common shares outstanding at December 31, 1995 and less than 2% of the Company's voting power.

     Voting rights allow the voting common stockholders to elect up to 75% of the Company's Board of Directors, but do not allow the common stockholders to change the rights and privileges of the preferred stockholders without a majority affirmative vote of the preferred stockholders. Class A common stock and Class B common stock will vote as a single class in all matters submitted to a vote of the stockholders with each share of Class A common stock entitled to one vote and each share of Class B common stock entitled to ten votes; Class C common stock is nonvoting. Each share of Class B common stock is convertible, at the option of its holder, into one share of Class A common stock at any time, and under certain circumstances, Class C common stock may be converted, at the option of the holder, into Class A common stock.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the

                       PAXSON COMMUNICATIONS CORPORATION
amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair values approximate the carrying values due to their short term nature.

          Investments in broadcast properties. The fair value of investments in broadcast properties is estimated based on the net present value of the future cash flows using a discount rate approximating current market rates. The fair value approximates the carrying value.

          Interest rate caps. The Company's interest rate cap agreements were originally entered into to meet covenants under variable rate revolving credit loan agreements outstanding in prior periods, which were extinguished during the year ended December 31, 1995, and currently do not serve as a hedging vehicle. As a result, interest rate cap agreements previously amortized to interest expense have been marked to market and net losses of approximately $800,000 were recognized during the year ended December 31, 1995 which are reflected in the consolidated statement of operations as other income (expense). The Company has interest rate cap agreements outstanding at December 31, 1995 with notional amounts totaling $75 million. Variable rate debt outstanding at December 31, 1995 totaled approximately $10 million. The interest rate cap agreements have termination dates of March 1996 through December 1997 and result in the Company receiving payments when the LIBOR rate exceeds between 5% and 7 1/4%.

          Program rights payable. The fair value of program rights payable is estimated based on the net present value of the future cash flows using a discount rate approximating current market rates. The fair value approximates the carrying value.

          Long-term debt and Senior subordinated notes. The fair values of long-term debt and senior subordinated notes are estimated based on current market rates and instruments with the same risk and maturities. The fair values approximate the carrying value.

          Mandatorily redeemable securities. Redeemable preferred stock (Senior, Series B and Junior) is being accreted to its respective redemption values and redeemable common stock warrants (Class A and B) are accreted to the estimated fair value of the underlying common stock upon redemption. Estimated fair value at redemption is reviewed on a quarterly basis to reflect changes in the underlying stock value.

17.  COMMITMENTS AND CONTINGENCIES:

     The Company incurred total expenses of approximately $5,334,000, $2,406,000 and $1,218,000 for the years ended December 31, 1995, 1994 and 1993, respectively, under operating leases for broadcasting facilities and equipment and for employment agreements. Future minimum annual payments under these non-cancelable operating leases and agreements, as of December 31, 1995, are as follows:

          1996........................................................  $ 5,151,000
          1997........................................................    3,941,000
          1998........................................................    3,234,000
          1999........................................................    2,189,000
          2000........................................................    1,127,000
          Thereafter..................................................    7,150,000
                                                                        -----------
                                                                        $22,792,000
                                                                        ===========

     The Company has entered into commitments for radio broadcast rights related to sporting events that are not currently available for broadcast and are therefore not included in the financial statements. The Company

                       PAXSON COMMUNICATIONS CORPORATION
incurred total rights expenses of approximately $2,806,000 for the year ended December 31, 1995 and had total commitments of approximately $3,503,000 as of December 31, 1995.

     As of December 31, 1995, the Company had entered into TBAs with seven FCC licensees which require monthly TBA payments ranging from $3,500 to $35,000 and have termination dates ranging from seven to ten years.

     As of December 31, 1995, the Company has agreements to purchase significant assets of, provide financing for, or enter into time brokerage arrangements with the following television stations, all of which are subject to various conditions, including the receipt of regulatory approvals:

                                                                            PURCHASE PRICE/
                       STATION                       MARKET SERVED(1)      INVESTMENT AMOUNT
    ---------------------------------------------  --------------------    -----------------
    Channel 68...................................       Dallas, TX            $ 3,000,000
    WNGM-TV(2)...................................      Atlanta, GA                     --
    WHKE-TV(2)...................................     Milwaukee, WI             4,000,000
    WJUE-TV(3)...................................    Grand Rapids, MI           1,000,000
    WHBI-TV(4)...................................  West Palm Beach, FL          6,300,000
    WOCD-TV......................................       Albany, NY              2,500,000
    WSJN-TV(5)...................................      San Juan, PR             4,000,000

- ---------------

(1) Each station is licensed by the FCC to serve a specific community which is included in the listed market.
(2) To be operated pursuant to a TBA.
(3) 70% ownership interest to be acquired.
(4) The Company financed certain build-out costs of the station prior to December 31, 1995 (Note 7). The Company expects to enter into an affiliation agreement after the construction of the station.
(5) 50% ownership interest to be acquired; station signal will be satellite simulcast in the San Juan area on WKPV-TV and WJWN-TV, stations in which the Company is also acquiring a 50% interest. This station is currently being operated pursuant to a TBA.

  Affiliation Agreements

     During 1995, the Company entered into inTV affiliation agreements with two television licensees. Under the agreements, the licensees agree to broadcast programming provided by inTV during certain times of the day and are compensated based on the monthly advertising collected and the number of cable homes covered by the licensees. inTV may terminate these agreements with a ninety day written notice. The minimum amounts due under these agreements at December 31, 1995 totals approximately $531,000.

  Legal Proceedings

     The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

                       PAXSON COMMUNICATIONS CORPORATION

18.  SUBSEQUENT EVENTS:

  Investments in Broadcast Properties:

     Subsequent to year end, the Company made the following investments in broadcast properties through the financing of third party purchases of television broadcasting stations. Concurrent with these transactions, the Company executed TBAs and option purchase agreements (Note 7).

                        STATION                             MARKET SERVED(1)       INVESTMENT AMOUNT
- --------------------------------------------------------  --------------------     -----------------
WRMY-TV(3)..............................................     Raleigh, NC              $ 5,500,000
KWBF-TV(2)..............................................     Phoenix, AZ                1,400,000
WCEE-TV(2)..............................................    St. Louis, MO               3,200,000

- ---------------

(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
(2) The Company currently holds an option to purchase the station from the licensee.
(3) Investment amount consists of a $1,500,000 option to purchase a 40% interest in the station and construction financing, of which approximately $600,000 was outstanding at December 31, 1995.

  Purchases:

     Subsequent to December 31, 1995, the Company entered into agreements to purchase significant assets of or acquire ownership in the following television and radio stations, all of which are subject to various conditions, including receipt of regulatory approvals:

                                                                                    PURCHASE
                                                                                     PRICE/
                                                                                   INVESTMENT
                         STATION                          MARKET SERVED(1)           AMOUNT
    --------------------------------------------------  --------------------     --------------
    WOST-TV(2)........................................     Providence, RI         $   1,000,000
    KZAR-TV(2)........................................   Salt Lake City, UT             850,000
    WHUB-FM,WHUB-AM(3)................................     Cookeville, TN             3,800,000
    WFSJ-FM(4)........................................    Jacksonville, FL            5,000,000
    WRMA-FM,WXDJ-FM(5)................................       Miami, FL              115,000,000
    Channel 23(6).....................................      New York, NY              2,000,000
    Channel-38(6).....................................      New York, NY              1,500,000

- ---------------

(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
(2) The Company will acquire 50% ownership interest pursuant to a management agreement. The station is currently under construction.
(3) The Company will acquire both the FM and AM stations.
(4) The Company will issue stock valued at approximately $1.70 million, apply the note receivable from Todd Communications and assume the Todd Communications note payable to Mr. Paxson of approximately $1.55 million to acquire the station.
(5) The Company will acquire these stations simultaneously for either a cash payment of $107,500,000 or cash of $92 million and approximately 1.3 million shares of Company common stock at the option of the seller.
(6) The Company will acquire these "low power" stations, the signals of which will be augmented by simulcasting the signal of WHAI-TV, a station currently owned by the Company.

     Subsequent to year end the Company purchased substantially all of the assets of WHAI-TV, New York, NY and WAKC-TV, Cleveland, OH for approximately $22 million and $18 million, respectively.

                       PAXSON COMMUNICATIONS CORPORATION

  Public Offering:

     The Company intends to file a registration statement with the SEC for the proposed sale of 11.5 million shares of its Class A common stock, 10.3 million of which will be sold by the Company. The Company intends to use the net proceeds to acquire or enter into TBAs with television and radio stations, make capital expenditures and for other general corporate purposes.

  Telecommunications Reform:

     On February 8, 1996, new telecommunications regulations were enacted into law, allowing, among other things, an expanded number of radio and television stations under common ownership. As a result, the Company has exercised options to acquire television stations WFCT-TV, WCTD-TV, WTJC-TV, KUBD-TV, WCEE-TV and KWBF-TV from CNI (Note 7).

  Other Transactions

     On January 9, 1996, the Company purchased from Mr. Paxson, at its face value, a $1 million note related to CNI's acquisition of KLDT-TV.

     Subsequent to December 31, 1995, the Company entered into a joint venture agreement with L.L. Knickerbocker Company, Inc. for the purpose of identifying products and services for long-form advertising and developing marketing strategies and infomercials for such products and services.

     Subsequent to year end, the Company entered into two inTV affiliation agreements with station licensees. inTV may terminate these agreements with a ninety day written notice. The minimum amounts due under these agreements at December 31, 1995 totals approximately $380,000.

     Subsequent to December 31, 1995, the Company entered into a limited partnership agreement as a general partner for the Bobcats, an Arena football franchise in South Florida. Additionally, Mr. Paxson acquired a portion of the Company's limited partnership interest in the same partnership.

19.  SEGMENT DATA:

     The Company operates three business segments: (1) the Infomall TV Network is a nationwide network of owned, operated and affiliated television stations dedicated to the airing of long form paid programming consisting primarily of infomercials; (2) Paxson Radio consists of radio broadcasting stations, radio news and sports networks and billboard operations; and (3) Paxson Network-Affiliated Television includes network-affiliated television broadcasting stations in West Palm Beach, Florida. In January 1995, four stations which had previously aired long form paid programming were reclassified as inTV stations. The financial information related to these four stations prior to January 1, 1995 has been reclassified to conform with the 1995 presentation. Corporate and other operations represent revenue earned through commissions, non-broadcast activities, expenses incurred for such activities, and corporate overhead expenses, including management expenses which are not allocated to the individual segments.

                       PAXSON COMMUNICATIONS CORPORATION

     Selected financial information for these segments follows:

                                                              AS OF AND FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                        -----------------------------------------
                                                            1995           1994          1993
                                                        ------------   ------------   -----------
INFOMALL TV NETWORK
Total revenue.........................................  $ 29,653,278   $  3,287,285   $        --
Operating expenses, less depreciation, amortization
  and option plan compensation........................    16,266,563      3,401,328            --
Depreciation and amortization.........................     4,545,683      1,344,986            --
Option plan compensation..............................        37,506             --            --
                                                        ------------   ------------   -----------
Income (loss) from operations.........................  $  8,803,526   $ (1,459,029)  $        --
                                                        ============   ============   ===========
Total identifiable assets.............................  $104,106,341   $ 16,212,828   $        --
                                                        ============   ============   ===========
Capital expenditures..................................  $  7,703,973   $  2,527,903   $        --
                                                        ============   ============   ===========
PAXSON RADIO
Total revenue.........................................  $ 54,752,191   $ 50,363,294   $31,058,472
Operating expenses, less depreciation, amortization
  and option plan compensation........................    44,227,935     39,002,002    25,012,435
Depreciation and amortization.........................    10,357,042      9,124,969     9,128,847
Option plan compensation..............................     1,751,238             --            --
                                                        ------------   ------------   -----------
Income (loss) from operations.........................  $ (1,584,024)  $  2,236,323   $(3,082,810)
                                                        ============   ============   ===========
Total identifiable assets.............................  $ 68,886,153   $ 67,201,401   $61,686,096
                                                        ============   ============   ===========
Capital expenditures..................................  $  9,610,186   $  2,491,959   $ 1,962,553
                                                        ============   ============   ===========
PAXSON NETWORK-AFFILIATED TELEVISION
Total revenue.........................................  $ 16,537,406   $  7,477,508   $        --
Operating expenses, less depreciation and
  amortization........................................    11,793,824      5,003,272            --
Depreciation and amortization.........................     3,102,665      1,542,286            --
                                                        ------------   ------------   -----------
Income from operations................................  $  1,640,917   $    931,950   $        --
                                                        ============   ============   ===========
Total identifiable assets.............................  $ 37,421,642   $ 39,409,693   $        --
                                                        ============   ============   ===========
Capital expenditures..................................  $  2,825,249   $    657,375   $        --
                                                        ============   ============   ===========
CORPORATE AND OTHER
Total revenue.........................................  $  2,131,037   $    939,356   $ 1,003,559
Operating expenses, less depreciation, amortization
  and option plan compensation........................     9,814,643      3,819,350     3,860,193
Depreciation and amortization.........................       713,719        391,287       221,786
Option plan compensation..............................     9,014,497             --            --
                                                        ------------   ------------   -----------
Loss from operations..................................  $(17,411,822)  $ (3,271,281)  $(3,078,420)
                                                        ============   ============   ===========
Total identifiable assets.............................  $ 83,417,941   $ 29,846,459   $ 4,888,512
                                                        ============   ============   ===========
Capital expenditures..................................  $  4,877,408   $    239,275   $        --
                                                        ============   ============   ===========

                       PAXSON COMMUNICATIONS CORPORATION

                                                              AS OF AND FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                        -----------------------------------------
                                                            1995           1994          1993
                                                        ------------   ------------   -----------
CONSOLIDATED
Total revenue.........................................  $103,073,912   $ 62,067,443   $32,062,031
Operating expenses, less depreciation, amortization
  and option plan compensation........................    82,102,965     51,225,952    28,872,628
Depreciation and amortization.........................    18,719,109     12,403,528     9,350,633
Option plan compensation..............................    10,803,241             --            --
                                                        ------------   ------------   -----------
Loss from operations..................................  $ (8,551,403)  $ (1,562,037)  $(6,161,230)
                                                        ============   ============   ===========
Total identifiable assets.............................  $293,832,077   $152,670,381   $66,574,608
                                                        ============   ============   ===========
Capital expenditures..................................  $ 25,016,816   $  5,916,512   $ 1,962,553
                                                        ============   ============   ===========

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                           FOR THE 1995 QUARTERS ENDED
                                            ---------------------------------------------------------
                                            DECEMBER 31,   SEPTEMBER 30,     JUNE 30,      MARCH 31,
                                            ------------   -------------   ------------   -----------
Total revenue.............................  $ 31,550,195   $  27,167,369   $ 23,736,645   $20,619,703
Operating expenses, less depreciation,
  amortization and option plan
  compensation............................    23,124,962      21,332,736     18,963,733    18,681,534
Depreciation and amortization.............     5,640,068       5,024,785      4,269,627     3,784,629
Option plan compensation..................       994,136         404,976      9,404,129            --
                                            ------------   -------------   ------------   -----------
Income (loss) from operations.............  $  1,791,029   $     404,872   $ (8,900,844)  $(1,846,460)
                                            ============   =============   ============   ===========
Loss before extraordinary item............  $ (5,566,169)  $  (2,851,681)  $(11,176,729)  $(3,252,984)
Extraordinary item(1).....................            --     (10,625,727)            --            --
                                            ------------   -------------   ------------   -----------
Net loss..................................  $ (5,566,169)  $ (13,477,408)  $(11,176,729)  $(3,252,984)
                                            ============   =============   ============   ===========
Net loss attributable to common stock.....  $ (9,741,895)  $ (16,734,727)  $(14,849,938)  $(5,443,936)
                                            ============   =============   ============   ===========
Per share data:
  Loss before extraordinary item..........  $      (0.16)  $       (0.08)  $      (0.32)  $     (0.09)
  Net loss................................  $      (0.16)  $       (0.39)  $      (0.32)  $     (0.09)
  Net loss attributable to common stock...  $      (0.28)  $       (0.49)  $      (0.43)  $     (0.16)
Weighted average common shares
  outstanding.............................    34,503,666      34,458,766     34,448,665    34,354,201
                                             ===========    ============   ============   ===========
Stock price(2):
  High....................................  $     16 3/8   $      15 3/4   $         14   $    12 5/8
  Low.....................................  $     11 1/2   $          12   $          8   $         9

- ---------------

(1) Extraordinary item relates to the write-off of loan origination costs associated with the extinguishment of certain debt agreements during the third quarter (Note 9).
(2) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PXN. Prior to July 10, 1995, the Company's Class A common stock was listed on the NASDAQ Small-Cap Market.

                       PAXSON COMMUNICATIONS CORPORATION

                                                           FOR THE 1994 QUARTERS ENDED
                                            ---------------------------------------------------------
                                            DECEMBER 31,   SEPTEMBER 30,     JUNE 30,      MARCH 31,
                                            ------------   -------------   ------------   -----------
Total revenue.............................  $ 22,226,226   $  18,327,456   $ 12,148,603   $ 9,365,158
Operating expenses, less depreciation and
  amortization............................    18,413,022      14,219,712     10,268,884     8,324,334
Depreciation and amortization.............     3,845,370       3,292,245      2,855,767     2,410,146
                                            ------------   -------------   ------------   -----------
Income (loss) from operations.............  $    (32,166)  $     815,499   $   (976,048)  $(1,369,322)
                                            ============   =============   ============   ===========
Loss before extraordinary item............  $ (1,972,628)  $    (672,445)  $   (318,376)  $(1,798,625)
                                            ============   =============   ============   ===========
Net loss..................................  $ (1,972,628)  $    (672,445)  $   (318,376)  $(1,798,625)
                                            ============   =============   ============   ===========
Net loss attributable to common stock.....  $ (2,950,626)  $  (1,492,845)  $ (1,121,630)  $(2,582,429)
                                            ============   =============   ============   ===========
Pro forma per share data (Note 1):
  Pro forma loss before extraordinary
     item.................................  $      (0.06)  $       (0.02)  $      (0.01)  $     (0.06)
  Pro forma net loss......................  $      (0.06)  $       (0.02)  $      (0.01)  $     (0.06)
  Pro forma net loss attributable to
     common stock.........................  $      (0.09)  $       (0.04)  $      (0.03)  $     (0.08)
Pro forma weighted average common shares
  outstanding.............................    33,430,116      33,430,116     32,506,032    31,581,948
                                            ============   =============   ============   ===========
Stock price (1):
  High(2).................................  $         16   $          --   $         --   $        --
  Low(2)..................................  $     10 5/8   $          --   $         --   $        --

- ---------------

(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PXN. Prior to July 10, 1995, the Company's Class A common stock was listed on the NASDAQ Small-Cap Market.
(2) Stock price after giving effect to the January 1, 1995 stock dividend (Note
     15).