Form 10-Q
period 1996-03-31
PAXSON COMMUNICATIONS CORP
filed 1996-05-15
CIK 923877

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       March 31, 1996
                                        -------------------------
        OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    -----------

        Commission File Number 1-13452
                               -------

                PAXSON COMMUNICATIONS CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                     DELAWARE                          59-3212788
        ----------------------------------------    -------------------
         (State or other jurisdiction of             (IRS Employer
         incorporation or organization)              Identification No.)

        601 CLEARWATER PARK ROAD
        WEST PALM BEACH, FLORIDA                           33401
        ----------------------------------------    -------------------
        (Address of principal executive offices)    (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (407) 659-4122
                                                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO
     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common and preferred stock, as of May 8, 1996:



CLASS OF STOCK                                    NUMBER OF SHARES
- ----------------------------                  ----------------------
COMMON STOCK-CLASS A, $0.001
PAR VALUE PER SHARE   -----------------------       38,522,454
COMMON STOCK-CLASS B, $0.001
PAR VALUE PER SHARE   -----------------------        8,311,639
REDEEMABLE CUMULATIVE SENIOR
PREFERRED STOCK, $0.001 PAR VALUE   ---------            2,000
REDEEMABLE CUMULATIVE SERIES B
PREFERRED STOCK, $0.001 PAR VALUE   ---------          714.286
REDEEMABLE CUMULATIVE JUNIOR
PREFERRED STOCK, $0.001 PAR VALUE   ---------           33,000

PAXSON COMMUNICATIONS CORPORATION


INDEX

- ---------------------------------------------------------------------------
                                                                       Page
                                                                       ----
Part I -  Financial Information

        Item 1.  Financial Statements


                 Consolidated Balance Sheets
                 March 31, 1996 and December 31, 1995                  3

                 Consolidated Statements of Operations
                 Three Months Ended March 31, 1996
                 and March 31, 1995                                    4

                 Consolidated Statements of Changes in
                 Common Stockholders' Equity                           5

                 Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1996
                 and March 31, 1995                                    6-7

                 Notes to Consolidated Financial Statements            8


        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                         9-16

Part II - Other Information

        Item 1.  Legal Proceedings                                     17

        Item 2.  Changes in Securities                                 17

        Item 3.  Defaults upon Senior Securities                       17

        Item 4.  Submission of Matters to a Vote of
                 Security Holders                                      17

        Item 5.  Other Information                                     17

        Item 6.  Exhibits and Reports on Form 8-K                      17-18


        Signatures                                                     19

PAXSON COMMUNICATIONS CORPORATION

Consolidated Balance Sheets

- -------------------------------------------------------------------------

                                                March 31,    December 31,
                                                  1996          1995
ASSETS                                         (Unaudited)

Current assets:
  Cash and cash equivalents                   $ 42,224,690  $ 68,070,990
  Accounts receivable, less allowance for
   doubtful accounts of $986,719 and
   $909,713 respectively                        16,195,018    17,726,415
  Prepaid expenses and other current assets      1,754,768       971,363
  Current program rights                         1,134,909     1,412,544
                                               -----------   -----------

        Total current assets                    61,309,385    88,181,312

Property and equipment, net                     87,464,874    79,859,080
Intangible assets, net                         116,896,627    84,318,147
Other assets, net                               18,527,637    19,896,694
Investments in broadcast properties             29,568,406    21,192,030
Program rights, net                                209,153       384,814
                                              ------------  ------------

        Total assets                          $313,976,082  $293,832,077
                                              ============  ============

LIABILITIES, REDEEMABLE SECURITIES AND
COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities    $  5,689,328  $  5,030,692
  Accrued interest                              13,803,684     6,932,342
  Current portion of program rights payable      1,161,967     1,449,602
  Current portion of long-term debt                452,901       430,590
                                              ------------  ------------

        Total current liabilities               21,107,880    13,843,226

Program rights payable                             269,856       432,750
Long-term debt                                  30,053,652    12,484,024
Senior subordinated notes, net                 227,435,282   227,374,911
Redeemable Cumulative Compounding Senior
   preferred stock, $0.001 par value; 15%
   dividend rate per annum, 2,000 shares
   authorized, issued and outstanding           17,608,609    16,824,082
Redeemable Class A & B common stock warrants     9,031,790     6,465,317
Redeemable Cumulative Compounding Series B
   preferred stock, $0.001 par value;
   15% dividend rate per annum, 714.286 shares
   authorized, issued and outstanding            2,671,427     2,352,654
Redeemable Cumulative Compounding Junior
   preferred stock, $0.001 par value;
   12% dividend rate per annum, 33,000 shares
   authorized, issued and outstanding           32,812,086    31,533,910

Class A common stock, $0.001 par value; one
   vote per share; 150,000,000 shares
   authorized, 26,262,854 shares issued and
   outstanding                                      26,263        26,227
Class B common stock, $0.001 par value; ten
   votes per share, 35,000,000 shares
   authorized, 8,311,639 shares issued and
   outstanding                                       8,312         8,312
Class C common stock, $0.001 par value;
   non-voting; 12,500,000 shares authorized,
   0 shares issued and outstanding                       -             -
Class C common stock warrants                    5,338,952     5,338,952
Stock subscription notes receivable                (61,967)     (115,714)
Additional paid-in capital                      37,043,267    34,342,086
Deferred option plan compensation               (2,108,325)   (1,384,267)
Accumulated deficit                            (67,261,002)  (55,694,393)
Commitments and contingencies
                                              ------------  ------------

        Total liabilities, redeemable
          securities and common
          stockholders' equity
                                              $313,976,082  $293,832,077
                                              ============  ============


          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

- ----------------------------------------------------------------------

                                         For the Three Months
                                            Ended March 31,
                                          1996           1995
                                              (Unaudited)

Revenue:
  Local and national advertising       $ 30,113,814   $18,483,224
  Retail and other                        1,179,491     1,490,966
  Trade and barter                          835,462       645,513
                                       ------------   -----------
    Total revenue                        32,128,767    20,619,703

Operating expenses:
  Direct                                  7,057,728     5,634,155
  Programming                             3,906,329     3,126,804
  Sales and promotion                     2,581,666     2,179,513
  Technical                               1,525,612       979,206
  General and administrative              6,613,148     4,657,850
  Trade and barter                          644,979       471,541
  Time brokerage agreement fees             991,703       239,048
  Sports rights fees                        758,961     1,041,582
  Option plan compensation                1,758,368             -
  Program rights amortization               386,671       351,835
  Depreciation and amortization           5,671,742     3,784,629
                                       ------------   -----------

Total operating expenses                 31,896,907    22,466,163
                                       ------------   -----------

Income (loss) from operations               231,860    (1,846,460)

Other income (expense):
  Interest expense                       (7,724,778)   (2,092,359)
  Interest income                           831,072       298,200
  Other income, net                          43,186        67,635
                                       -------------  ------------
Loss before income tax benefit           (6,618,660)   (3,572,984)

Income tax benefit                                -       320,000
                                       -------------  ------------
Net loss                                 (6,618,660)   (3,252,984)

Dividends and accretion on
  preferred stock and common
  stock warrants                         (4,947,949)   (2,190,952)
                                       ------------   -----------
Net loss attributable to common
  stock and common stock
  equivalents                          $(11,566,609)  $(5,443,936)
                                       ============   ===========

Net loss per share                     $       (.19)  $      (.09)
Dividends and accretion on
  preferred stock and common
  stock warrants per share                     (.14)         (.07)
                                       ------------   -----------
Net loss attributable to common
  stock and common stock
  equivalents per share                $       (.33)  $      (.16)
                                       ============   ===========
Weighted average shares
  outstanding primary and fully
  diluted                                34,556,861    34,354,201
                                       ============   ===========

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Changes in Common Stockholders' Equity

- --------------------------------------------------------------------------------

                                             Common Stock
                                       -------------------------
                                       Class     Class   Class   Common    Class C
                                         A         B       C     Stock    Common Sock
                                                                           Warrants


Balance at December 31, 1994          $26,042   $8,312  $    0  $    0    $5,338,952
Stock issued for Cookeville
   acquisition                             95
Deferred option plan
    compensation
Option plan compensation
Stock options exercised                    90
Increase in stock subscription
    receivable
Note repayments
Dividends on redeemable
    preferred stock
Accretion on Senior redeemable
    preferred stock
Accretion on Series B
    preferred stock
Accretion on Junior preferred
    stock
Accretion on Class A & B
    common stock warrants
Net loss
                                     --------  -------  ------  -------   ----------
Balance at December 31, 1995           26,227    8,312       -        -   5,338,952
Deferred option plan
    compensation (unaudited)
Option plan compensation
    (unaudited)
Stock options exercised                    36
    (unaudited)
Note repayments (unaudited)
Dividends on redeemable
    preferred stock (unaudited)
Accretion on Senior redeemable
    preferred stock (unaudited)
Accretion on Series B
    preferred stock (unaudited)
Accretion on Junior preferred
    stock (unaudited)
Accretion on Class A & B
    common stock warrants (unaudited)
Net loss (unaudited)
                                     --------  -------  ------   ------   ----------
Balance at March 31, 1996
    (unaudited)                       $26,263   $8,312      $0       $0   $5,338,952
                                     ========  =======  =======  ======   ==========




                                      Stock       Additional     Deferred Option    Accumulated
                                    Subscription    Paid-in           Plan             Deficit
                                      Notes         Capital        Compensation
                                    Receivable

Balance at December 31, 1994         $(77,666)     $20,647,647      $         0     $(8,923,897)
Stock issued for Cookeville
   acquisition                                       1,199,905
Deferred option plan
    compensation                                    12,187,508      (12,187,508)
Option plan compensation                                             10,803,241
Stock options exercised                                307,026
Increase in stock subscription
    receivable                        (48,029)
Note repayments                         9,981
Dividends on redeemable
    preferred stock                                                                  (7,275,516)
Accretion on Senior redeemable
    preferred stock                                                                    (332,156)
Accretion on Series B
    preferred stock                                                                    (325,208)
Accretion on Junior preferred
    stock                                                                              (634,988)
Accretion on Class A & B
    common stock warrants                                                            (4,729,338)
Net loss                                                                            (33,473,290)
                                    --------       -----------     ------------     -----------
Balance at December 31, 1995        (115,714)       34,342,086       (1,384,267)    (55,694,393)
Deferred option plan
    compensation (unaudited)                         2,482,426       (2,482,426)
Option plan compensation
    (unaudited)                                                       1,758,368
Stock options exercised                                218,755
    (unaudited)
Note repayments (unaudited)           53,747
Dividends on redeemable
    preferred stock (unaudited)                                                      (2,031,241)
Accretion on Senior redeemable
    preferred stock (unaudited)                                                         (85,364)
Accretion on Series B
    preferred stock (unaudited)                                                        (102,350)
Accretion on Junior preferred
    stock (unaudited)                                                                  (162,521)
Accretion on Class A & B
    common stock warrants (unaudited)                                                (2,566,473)
Net loss (unaudited)                                                                 (6,618,660)
                                   --------        -----------     -----------       ----------
Balance at March 31, 1996
    (unaudited)                    $(61,967)       $37,043,267     $(2,108,325)    $(67,261,002)
                                   ========        ===========     ===========     ============

     The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows

- --------------------------------------------------------------------------------


                                                               For the Three Months
                                                                  Ended March 31,
                                                               1996           1995
                                                                    (Unaudited)


Cash flow from operating activities:
  Net loss                                                    $(6,618,660)  $(3,252,984)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                                 5,671,742     3,784,629
  Option plan compensation                                      1,758,368             -
  Program rights amortization                                     386,671       351,835
  Provision for doubtful accounts                                 174,223       143,257
  Deferred income taxes                                                 -      (320,000)
  Gain on sale of assets                                         (133,883)            -
  Minority interest in net loss                                         -       (61,370)
  Decrease in accounts receivable                               1,357,174       450,891
  Increase in prepaid expenses and other current assets          (783,405)     (313,477)
  Increase in intangible assets                                  (166,250)     (316,027)
  Decrease (increase) in other assets                               5,587      (300,213)
  (Decrease)increase in accounts payable and
    accrued liabilities                                           658,636    (1,958,376)
  Increase in accrued interest                                  6,871,342     1,679,103
                                                              -----------   -----------

  Net cash provided by (used in) operating
      activities                                                9,181,545      (112,732)
                                                              -----------   -----------
Cash flows from investing activities:
  Acquisitions of broadcast properties                        (42,960,785)  (18,211,875)
  Decrease (increase) in deposits on broadcast properties       1,890,000      (900,000)
  Proceeds from sale of fixed assets                              220,622             -
  Increase in investments in broadcast properties              (8,376,376)            -
  Purchase of property and equipment                           (2,639,383)   (5,079,492)
                                                              -----------   -----------

  Net cash used for investing activities                      (51,865,922)  (24,191,367)
                                                              -----------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt                                 17,700,000     6,300,000
  Payments of long-term debt                                     (108,061)      (17,147)
  Payments of loan origination costs                             (516,232)            -
  Proceeds from exercise of common stock options                   92,527             -
  Repayments of stock subscription notes receivable                53,747             -
  Payments for program rights                                    (383,904)     (108,174)
                                                              -----------   -----------

  Net cash provided by financing activities                    16,838,077     6,174,679
                                                              -----------   -----------

Decrease in cash and cash equivalents                         (25,846,300)  (18,129,420)
                                                              -----------   -----------

Cash and cash equivalents at beginning of period               68,070,990    21,571,658
                                                              -----------   -----------

Cash and cash equivalents at end of period                    $42,224,690   $ 3,442,238
                                                              ===========   ===========

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

- --------------------------------------------------------------------------------

                                                        For the Three Months
                                                           Ended March 31,
                                                         1996           1995
                                                             (Unaudited)


Supplemental disclosures of cash flow
information:

   Cash paid for interest                              $  429,399  $2,049,734
                                                       ==========  ==========

   Cash paid for income taxes                          $        -  $   18,500
                                                       ==========  ==========
Non-cash operating and financing activities:
   Accretion of discount on senior subordinated notes  $   60,371  $        -
                                                       ==========  ==========

   Dividends accreted on redeemable preferred stock    $2,031,241  $1,729,917
                                                       ==========  ==========

   Accretion on redeemable securities                  $2,916,708  $  461,033
                                                       ==========  ==========

   Trade and barter revenue                            $  835,462  $  645,513
                                                       ==========  ==========

   Trade and barter expense                            $  644,979  $  471,541
                                                       ==========  ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies, nor has the composition of accounts substantially changed since the period ended December 31, 1995.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes, and discussions should be read in conjunction with the December 31, 1995 financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the United States Securities and Exchange Commission. In conjunction with the sale of 13.5 million shares of Class A common stock by the Company and others, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on January 26, 1996 which, as amended, was declared effective March 28, 1996. The sale of the related shares was consummated on April 3, 1996. The pro forma effect of the stock sale has been presented in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

On September 28, 1995, the Company issued $230,000,000 of senior subordinated notes (the "Original Notes") and all of its then-existing subsidiaries (collectively, the "Guarantors"), all of which are directly or indirectly wholly-owned by the Company, fully and unconditionally guaranteed the Original Notes. The Company and the Guarantors filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on October 27, 1995 relating to the Original Notes and, beginning January 24, 1996, commenced an offer to exchange the notes registered under such registration statement (the "Notes") for the Original Notes. All of the Original Notes were subsequently tendered in exchange for the Notes pursuant to such exchange offer. The Notes were also fully and unconditionally guaranteed by the Guarantors. Separate financial statements for each of the Guarantors have not been presented because management has determined that such financial statements would not be material to investors.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since its inception in 1991, the Company has grown primarily through the acquisition or management of radio and television broadcast stations and radio networks, as well as the subsequent improvement of these properties operations. Certain of the Company's radio and television stations were and continue to be operated under time brokerage agreements for various periods. Under time brokerage agreements, the stations' operating revenues and expenses are controlled by the Company and are consolidated in the financial statements.
The Company operates three business segments: (1) the Infomall TV Network ("inTV"), a nationwide network of owned, operated or affiliated television stations dedicated to the airing of long form paid programming, consisting primarily of infomercials; (2) Paxson Radio, consisting of radio broadcasting stations, radio news and sports networks and billboard operations; and (3) Paxson Network-Affiliated Television, consisting of network-affiliated television broadcasting stations in West Palm Beach, Florida. The broadcast properties owned, operated or affiliated with the Company as of March 31, 1996, are listed below:


INFOMALL TV NETWORK                                                 COMMENCEMENT
TV MARKET SERVED (1)          STATION                               OF OPERATIONS  OWNERSHIP
- ----------------------------  ------------------------------------  ------------------------------

   New York, NY               WHAI-TV                               1996            Owned
   Los Angeles, CA            KZKI-TV                               1995            Owned
   Philadelphia, PA           WTGI-TV                               1995            Owned
   San Francisco, CA          KLXV-TV                               1995            Owned
   Boston, MA                 WGOT-TV                               1995            Owned
   Washington, D.C. (2)       WYVN-TV                               1996            Owned
   Dallas,TX (2)              Channel 68                            1996            Time Brokerage
   Atlanta, GA                WTLK-TV                               1994            Owned
   Houston, TX                KTFH-TV                               1995            Owned
   Cleveland, OH              WOAC-TV                               1995            Time Brokerage
   Cleveland, OH              WAKC-TV                               1996            Owned
   Tampa, FL                  WFCT-TV                               1994            Time Brokerage
   Miami, FL                  WCTD-TV                               1994            Time Brokerage
   Denver, CO                 KUBD-TV                               1995            Time Brokerage
   Phoenix,AZ                 KWBF-TV                               1996            Time Brokerage
   St. Louis, MO              WCEE-TV                               1996            Time Brokerage
   Orlando, FL                WIRB-TV                               1994            Time Brokerage
   Hartford, CT (3)           WTWS-TV                               1995            Owned
   Raleigh, NC (2)            WRMY-TV                               1996            Time Brokerage
   Grand Rapids, MI (2)       WJUE-TV                               1996            Owned
   Dayton, OH                 WTJC-TV                               1995            Time Brokerage
   Puerto Rico                WSJN-TV                               1996            Time Brokerage
   Puerto Rico                WKPV-TV                               1996            Time Brokerage
   Puerto Rico                WJWN-TV                               1996            Time Brokerage
   Sacramento, CA             KCMY-TV                               1995            Affiliate
   Indianapolis, IN           WIIB-TV                               1996            Affiliate
   Norfolk, VA                WJCB-TV                               1995            Affiliate
   Fresno, CA                 KGMC-TV                               1996            Affiliate



PAXSON RADIO                                                        COMMENCEMENT
RADIO MARKET SERVED (1)       STATION             FORMAT            OF OPERATIONS   OWNERSHIP
- ----------------------------  ------------------  ------------------------------------------------
   Miami, FL                  WLVE-FM             Smooth Jazz       1993            Owned
                              WZTA-FM             Mainstream AOR    1992            Owned
                              WINZ-AM             News/Sports       1992            Owned
                              WFTL-AM             Talk/Sports       1995            Owned
   Tampa, FL                  WHPT-FM             Rock AC           1991            Owned
                              WSJT-FM             Smooth Jazz       1995            Owned
                              WHNZ-AM             News/Sports       1991            Owned
                              WZTM-AM             Sports            1994            Owned
   Orlando, FL                WMGF-FM             Soft AC           1992            Owned
                              WJRR-FM             Modern Rock       1992            Owned
                              WWNZ-AM             News              1992            Owned
                              WRTM-AM             Sports            1994            Owned
   Jacksonville, FL           WROO-FM             Young Country     1991            Owned
                              WPLA-FM             Alternative Rock  1992            Owned
                              WNZS-AM             Sports            1993            Owned
                              WZNZ-AM             News              1992            Owned
   Cookeville, TN             WGSQ-FM             Country           1994            Owned
                              WPTN-AM             Talk              1994            Owned
   RADIO NETWORK
   -------------
   Alabama Radio Network                          News              1995            Owned
   Florida Radio Network                          News              1993            Owned
   Tennessee Radio Network                        News              1994            Owned
   University of Florida Sports Network           Sports            1994            Owned
   Universtiy of Miami Sports Network             Sports            1995            Owned
   Penn State Sports Network                      Sports            1994            Owned

PAXSON NETWORK-AFFILIATED TELEVISION                                COMMENCEMENT
TV MARKET SERVED (1)          STATION             AFFILIATION       OF OPERATIONS   OWNERSHIP
- ----------------------------  ------------------  ------------------------------------------------
   West Palm Beach, FL        WPBF-TV             ABC               1994            Owned
                              WTVX-TV             Warner/UPN        1995            Time Brokerage


   (1) Each station is licensed by the Federal Communications Commission ("FCC") to serve a specific community, which is included in the listed market.

   (2)  Presently not on the air.

   (3) To be operated pursuant to a time brokerage agreement upon completion of an FCC-required restructuring of the Company's investment in such station in connection with the Company's acquisition of WHAI-TV.


In January 1996, the Company financed the acquisition by The Christian Network, Inc. ("CNI") of television stations KWBF-TV and WCEE-TV and entered into time brokerage agreements with CNI with respect to these stations. During the three months ended March 31, 1996, the Company exercised options to purchase these stations and stations KUBD-TV and WTJC-TV, all of which have been operated by the Company pursuant to time brokerage agreements with CNI. Completion of the acquisition of these stations by the Company is subject to receipt of the approval of the FCC, which is currently pending. The aggregate exercise price of these options is approximately $400,000.

In January 1996, the Company purchased an option to acquire a 40% limited partnership interest in WRMY-TV from Roberts Broadcasting Company ("Roberts") for $1.5 million. The Company has committed to loan Roberts up to $4 million to finance the construction of WRMY-TV, of which approximately $1.5 million was outstanding at March 31, 1996.

In February 1996, the Company purchased, in a single transaction, the assets of WHAI-TV and WAKC-TV for approximately $22 million and $18 million, respectively.

In February 1996, the Company began operating WSJN-TV, WKPV-TV and WJWN-TV pursuant to a time brokerage agreement pending completion of the acquisition of a 50% ownership interest in each station.

The Company did not renew the rights to the Virginia Tech Sports Network which expired in March 1996 and sold its interest in the South Carolina Radio Network in January 1996.

In February 1996, the Company purchased a 70% ownership interest in WJUE-TV serving the Grand Rapids, Michigan market.

The Company's operations as a public company commenced in November 1994 as a result of the Company's merger with The American Network Group, Inc. ("ANG"), a company primarily involved in the operation of radio networks. The former operations of ANG are no longer material to the Company.

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

The Company currently expects to continue acquiring additional stations which may have similar effects on the comparability of revenues, operating expenses, interest expense and operating cash flow as those described above.

The Company's past results are not necessarily indicative of future performance due to various risks and uncertainties which may significantly reduce revenues and increase operating expenses. For example, a reduction in expenditures by radio and television advertisers in the Company's markets may result in lower revenues. The Company may be unable to reduce expenses, including certain variable expenses, in an amount sufficient in the short term to offset lost revenues caused by poor market conditions. The Company's television stations are dependent upon "must carry" regulations for carriage on cable systems in each market. The constitutionality of "must carry" regulations is currently being litigated in the U.S. Supreme Court and if such regulations were invalidated, the Company could suffer decreased revenues or increased carriage expenses if the Company's stations lose cable carriage or are forced to pay cable systems for carriage. The broadcasting industry continues to undergo rapid technological change which may increase competition within the Company's markets as new delivery systems, such as direct broadcast satellite and computer networks, attract customers. The changing nature of audience tastes and viewing and listening habits may affect the continued attractiveness of the Company's broadcasting stations to advertisers, upon whom the Company is dependent for its revenue.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair value of the Company's investments in broadcast properties and programming rights payable were based upon the net present value of applicable estimated future cash flows using a discounted rate approximating market rates. The fair values of the Company's long-term debt and the senior subordinated notes were estimated based on market rates and instruments with similar risks and maturities. The fair value estimates presented are based on pertinent information available to management as of March 31, 1996. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the Company's financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Consolidated revenues for the three months ended March 31, 1996 increased 56% (or $11.5 million) to $32.1 million from $20.6 million for the three months ended March 31, 1995. This increase was primarily due to the new television station acquisitions and time brokerage operations ($5.5 million), new radio stations ($1.0 million) and increased revenues from existing television stations ($3.3 million) and radio stations ($1.6 million).

Operating expenses for the three months ended March 31, 1996 increased 42% (or $9.4 million) to $31.9 million from $22.5 million for the three months ended March 31, 1995. The increase was due to higher direct expenses such as commissions which rise in proportion to revenues ($1.4 million), other non-direct costs of operating new television stations ($1.6 million) and radio stations ($.6 million), increased non-direct costs of network-affiliated television operations of ($.6 million) which is primarily due to the addition of WTVX, option plan compensation ($1.7 million), higher depreciation and amortization related to assets acquired ($1.9 million), and increased time brokerage agreement fees ($.8 million).

Operating cash flow for the three months ended March 31, 1996 increased 207% (or $5.8 million) to $8.6 million, from $2.8 million for the three months ended March 31, 1995. The increase in operating cash flow was a direct result of television station acquisitions and improved performance of the radio properties.

Net interest expense for the three months ended March 31, 1996 increased to $7.7 million from $2.1 million for the three months ended March 31, 1995, an increase of 267% primarily due to a greater level of debt throughout the period and higher borrowing rates. As a result of acquisitions, at March 31, 1996, total long-term debt and senior subordinated notes were $257.9 million, or 191% higher than the $88.7 million outstanding a year prior.

The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                            STATEMENTS OF OPERATIONS


                                    FOR THE THREE MONTHS ENDED
                                             MARCH 31,
                                         1996        1995
                                         ----        ----

Revenues                                100.0%       100.0%
Operating Expenses:
  Direct                                 22.0%        27.3%
  Programming                            12.2         15.2
  Sales and promotion                     8.0         10.6
  Technical                               4.7          4.7
  General and administrative             20.6         22.6
  Trade and barter                        2.0          2.3
  Time brokerage agreement fees           3.1          1.2
  Sport rights fees                       2.4          5.1
  Option plan compensation                5.5            -
  Program rights amortization             1.2          1.7
  Depreciation and amortization          17.6         18.4
                                        -----       ------
Total operating expenses                 99.3       -109.1
                                        -----       ------
Income (loss) from operations             0.7         -9.1
                                        -----       ------
Other income (expense):
  Interest expense                      -24.0        -10.1
  Interest income                         2.6          1.4
  Other income, net                       0.1          0.3
                                        -----        -----
Loss before income tax benefit          -20.6        -17.5
                                        -----        -----

Income tax benefit                          -          1.6
                                        -----        -----

Net loss                                -20.6%       -15.9%
                                        =====        =====


The following sets forth, for the periods indicated, selected information for the Company's business segments:




                                                  As of and for the three
                                                   months ended March 31,
                                                     1996         1995
                                                     ----         ----
INFOMALL TV NETWORK
Total revenue                                  $ 12,715,920   $  3,903,094
Operating expenses, less depreciation,
 amortization and option plan compensation        6,633,622      2,450,345
Depreciation and amortization                     2,070,930        837,306
Option plan compensation                              3,563              -
                                               ------------   ------------
Income (loss) from operations                  $  4,007,805   $    615,443
                                               ============   ============
Operating cash flow                            $  6,525,000   $ 1,651,000
                                               ============   ============
Total identifiable assets                      $156,675,990   $ 33,265,349
                                               ============   ============
Capital expenditures                           $  1,520,666   $    348,665
                                               ============   ============
PAXSON RADIO
Total revenue                                  $ 14,535,690   $ 12,305,718
Operating expenses, less depreciation,
 amortization and option plan compensation       12,115,096     11,177,059
Depreciation and amortization                     2,589,026      2,039,950
Option plan compensation                             33,404              -
                                               ------------   ------------
Income (loss) from operations                  $   (201,836)  $   (911,291)
                                               ============   ============
Operating cash flow                            $  2,346,000   $  1,455,000
                                               ============   ============
Total identifiable assets                      $ 68,510,770   $ 72,156,313
                                               ============   ============
Capital expenditures                           $    743,357   $  1,715,718
                                               ============   ============

PAXSON NETWORK-AFFILIATED TELEVISION
Total revenue                                  $  4,540,668   $  3,584,997
Operating expenses, less depreciation,
 amortization and option plan compensation        3,865,079      2,551,788
Depreciation and amortization                       746,991        786,662
Option plan compensation                                  -              -
                                               ------------   ------------
Income (loss) from operations                  $    (71,402)  $    246,547
                                               ============   ============
Operating cash flow                            $  1,228,000   $  1,160,000
                                               ============   ============
Total identifiable assets                      $ 37,351,207   $ 39,279,569
                                               ============   ============
Capital expenditures                           $    119,941   $    484,299
                                               ============   ============

CORPORATE AND OTHER
Total revenue                                  $    336,489   $    825,894
Operating expenses, less depreciation,
 amortization and option plan compensation        1,853,000      2,502,342
Depreciation and amortization                       264,795        120,711
Option plan compensation                          1,721,401              -
                                               ------------   ------------
Income (loss) from operations                  $ (3,502,707)  $ (1,797,159)
                                               ============   ============
Operating cash flow                            $ (1,517,000)  $ (1,427,000)
                                               ============   ============
Total identifiable assets                      $ 51,438,115   $ 10,227,767
                                               ============   ============
Capital expenditures                           $    255,419   $  2,530,810
                                               ============   ============
CONSOLIDATED
Total revenue                                  $ 32,128,767   $ 20,619,703
Operating expenses, less depreciation,
 amortization and option plan compensation       24,466,797     18,681,534
Depreciation and amortization                     5,671,742      3,784,629
Option plan compensation                          1,758,368              -
                                               ------------   ------------
Income (loss) from operations                  $    231,860   $ (1,846,460)
                                               ============   ============
Operating cash flow                            $  8,582,000   $  2,839,000
                                               ============   ============
Total identifiable assets                      $313,976,082   $154,928,998
                                               ============   ============
Capital expenditures                           $  2,639,383   $  5,079,492
                                               ============   ============


"Operating cash flow" is defined as net income excluding non-cash items, non-recurring items including terminated operations, interest, other income, income taxes and time brokerage fees, less scheduled program rights payments. The Company has included operating cash flow data because the financial performance of broadcast companies is frequently evaluated based on some measure of cash flow from operations and such data may assist investors in measuring the Company's ability to service debt. Operating cash flow is not, and should not be used as an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements as it is not a measure of financial performance under generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

On April 3, 1996, the Company completed an offering ("the Offering") of 13,500,000 shares of Class A Common Stock, 10,300,000 of which were sold by the Company, resulting in gross proceeds of $164.8 million before transaction costs. Total issuance costs (including those prepaid) are estimated to be approximately $10.4 million, resulting in net proceeds of approximately $154.4 million. A portion of the Offering proceeds was used by the Company to repay the outstanding balances under its $100 million senior credit facility aggregating approximately $27.7 million. The remaining proceeds from the Offering will be utilized to fund the acquisitions discussed below along with related capital requirements. The Company may also borrow under its senior credit facility should additional funds for acquisitions or capital expenditures be required. The completion of each of the acquisitions discussed below is subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that any of such acquisitions will be completed.

The following table sets forth the actual and pro forma capitalization of the Company as of March 31, 1996. Pro forma capitalization gives effect to (i) the consummation of the Offering at a price of $16.00 per share; and (ii) the termination of the holders' put rights on the Class A and Class B common stock warrants.

                                                       As of March 31,
                                                            1996
                                                    --------------------
                                                    Actual      Proforma
                                                    -------     --------
                                                      (in thousands)
Cash and cash equivalents (1)                       $ 42,225    $169,277
                                                    ========    ========
Other assets (2)                                    $ 18,528    $ 17,859
                                                    ========    ========

Long-term debt (including current maturities)       $ 30,507    $  2,807
Senior subordinated notes, net (3)                   227,435     227,435
                                                    --------    --------
                                                     257,942     230,242
                                                    --------    --------
Redeemable Senior Preferred Stock                     17,609      17,609
Redeemable Class A and B Common Stock Warrants (4)     9,032           -
Redeemable Series B Preferred Stock                    2,671       2,671
Redeemable Junior Preferred Stock                     32,812      32,812
Class A Common Stock                                      26          39
Class B Common Stock                                       8           8
Class C Common Stock                                       -           -
Class A and B Common Stock Warrants (4)                    -       6,778
Class C Common Stock Warrants                          5,339       4,282
Stock subscription notes receivable                      (62)        (62)
Additional paid-in capital                            37,043     195,094
Deferred option plan compensation                     (2,108)     (2,108)
Accumulated deficit                                  (67,261)    (67,261)
                                                    --------    --------
      Total capitalization                          $293,051    $420,104
                                                    ========    ========

(1) Estimated additional unbilled offering costs of $1.5 million deducted from proceeds.
(2) Decrease represents deferred transaction costs netted against the proceeds.
(3)  Net of issue discount.
(4) Reflects termination of the holders' put rights on the Class A Common Stock and Class B Common Stock warrants concurrent with the completion of the Offering.

The Company's working capital at March 31, 1996 and December 31, 1995 was $40.2 million and $74.3 million, respectively, and the ratio of current assets to current liabilities was 2.90:1 and 6.37:1, on such dates respectively. Working capital decreased primarily due to the acquisitions previously discussed.

Cash provided by (used in) operations of $9.2 million and ($.1) million for the three months ended March 31, 1996 and 1995, respectively, reflects the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense and increases in other assets. Cash used for investing activities primarily reflects the acquisitions and investments discussed above, and purchases of equipment for these and existing properties. Cash provided by financing activities primarily reflects the proceeds from long term debt borrowings. In addition, the Company has advanced $450,000 to CNI during the three months ended March 31, 1996 under a demand note bearing interest at 6% which has been included in Investments in broadcast properties. Non-cash activity relates to option plan compensation, reciprocal trade and barter advertising revenue and expense and accretion of discount on senior subordinated notes, as well as dividends and accretion on the redeemable preferred stock and common stock warrants.

ACQUISITION COMMITMENTS

The Company has agreements to purchase significant assets of, or to enter into time brokerage arrangements with respect to, the following properties, which are subject to various conditions, including the receipt of regulatory approvals:


 Property                     Market Served (1)             Purchase Price

 WOST (TV-69)                 Providence, RI (2)               $ 1,000,000
 KZAR (TV-16)                 Salt Lake City, UT (3)           $   850,000
 WHUB-FM,WHUB-AM              Cookeville, TN                   $ 3,800,000
 WFSJ-FM                      Jacksonville, FL (4)             $ 5,000,000
 W23BA-LP                     New York, NY (5)                 $ 2,000,000
 WNYA-LP                      New York, NY (5)                 $ 1,500,000
 Channel 68                   Dallas, TX (6)                   $ 2,000,000
 WHKE(TV-55)                  Milwaukee, WI(7)                 $ 2,500,000
 WSJN-TV,WKPV-TV,WJWN-TV      Puerto Rico (8)                  $ 4,000,000
 WSHE-FM,WSRF-AM              Ft. Lauderdale, FL (9)           $57,500,000
 WAAP (TV-16)                 Greensboro-Winston Salem, NC     $ 5,000,000
 WOCD (TV-55)                 Albany, NY                       $ 2,500,000
 WDIZ-FM                      Orlando, FL (10)                 $22,500,000
 Billboards                   Orlando, FL (11)                 $12,000,000

 WSNI-FM,WTNT-FM,WTPS-FM
 WXSR-FM and WNLS-AM          Tallahassee, FL
 WOWW-FM,WTKX-FM              Pensacola, FL
 WPAP-FM,WPBH-FM              Panama City, FL                  $21,300,000




(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.

(2) The Company will acquire 50% ownership interest and has committed to loan up to $3 million for capital improvements and relocation of the station's tower.

(3) The Company will acquire 50% ownership interest and has committed to loan up to $3.2 million for construction of the station.

(4) The Company will issue stock valued at approximately $1.70 million, cancel a $1.75 million note receivable from Todd Communications and assume a Todd Communications note payable to Mr. Paxson of approximately $1.55 million to acquire the station.

(5) These "low power" stations will be utilized to simulcast the signal of the Company's WHAI-TV station.

(6) Station is not currently on the air. The Company estimates spending $2 million in build-out costs before broadcasting can begin.

(7) Station license will be acquired by CNI, with the Company financing the acquisition price through a loan to CNI. The Company has entered into a time brokerage agreement to operate the station.

(8) The Company intends to purchase a 50% ownership interest in these stations which are currently operated under a time brokerage agreement.

(9) Purchase price includes a cash payment of $47.5 million and approximately $10 million of Company common stock. The Company began operating the stations pursuant to a time brokerage agreement on May 1, 1996 and anticipates completing the purchase in January 1997.

(10) The Company intends to begin operating the station pursuant to a time brokerage agreement on June 1, 1996.

(11) Purchase includes billboards with 169 faces. The Company completed the purchase on May 8, 1996.

In addition, the Company recently entered into an agreement to acquire an additional AM station in a major Florida market for $13 million.

WNGM (TV-34) in Atlanta, GA was acquired by Whitehead Media Inc. on April 19, 1996 and the Company has entered into a 10 year time brokerage agreement to operate the station.

The Company has committed to loan Roberts up to $4 million to finance the relocation and construction of television station WRMY (TV-47) serving the Raleigh/Durham, North Carolina market. The Company has also entered into a seven year time brokerage agreement commencing upon the consummation of Roberts' acquisition of the license. In January 1996, the Company purchased an option to acquire a 40% limited partnership interest in WRMY (TV-47) from Roberts. At March 31, 1996 advances of approximately $1.5 million had been made under the loan commitment.

The Company has committed to loan Cocola Media Corporation of Florida ("Cocola") up to $7 million to finance the construction of television station WHBI (TV-67) serving the West Palm Beach, Florida market. The Company has also entered into a seven year time brokerage agreement commencing upon the consummation of the Cocola acquisition of the license. At March 31, 1996 the Company had total advances under the loan commitment of approximately $1.2 million. Such amounts are included in Investments in broadcast properties.

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

Items 2-3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5. Other Matters.  Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:


EXHIBIT NO.  DESCRIPTION
- -----------  ---------------------------------------------
1.1          Final form of Underwriting Agreement, dated March 28, 1996, between the Company, Smith Barney, Inc. and others (U.S.)

1.2 Final form of Underwriting Agreement dated, March 28, 1996, between the Company, Smith Barney, Inc. and others (International)

3.1.1        Certificate of Incorporation of the Company(**)

3.1.2        The Company's Certificate of Designations of the Company's 15%
             Cumulative Compounding Redeemable Preferred Stock(*)

3.1.3        The Company's Certificate of Designations of the Company's Series B
             15% Cumulative Compounding Redeemable Preferred Stock(**)

3.1.4        The Company's Certificate of Designations of the Company's Junior
             Cumulative Compounding Redeemable Preferred Stock(**)

3.1.5        Bylaws of the Company(+)

4.1          Form of Stock Certificate of Class A Common Stock(*)

10.4.1       Agreement, dated March 26, 1996 amending the Amended and Restated
             Stockholders Agreement, by and among the Company and certain stockholders therof and certain related agreements(+)

10.53.1 Option Agreement, dated January 24, 1996, by and between Channel 13 of Flagstaff, Inc. and Paxson Communications of Flagstaff-13, Inc.
             for television station KWBF-TV(+)

10.65.1      Time Brokerage Agreement, dated January 26, 1996, between Channel
             13 of St. Louis, Inc. and Paxson Communications of St. Louis-13,
             Inc. for television station WCEE-TV, Mt. Vernon, Illinois(+)

10.65.2 Option Agreement, dated January 26, 1996 by and between Channel 13 of St. Louis, Inc. and Paxson Communications of St. Louis, Inc(+)

10.65.3      Letter Exercising Option, dated February 21, 1996, by and between
             Channel 13 of St. Louis, Inc. and Paxson Communications of St.
             Louis-13, Inc. for television station WCEE-TV(+)

10.67        Letter of Intent, dated February 24, 1996, among the Company, New Age
             Broadcasting, Inc. and The Seventies Broadcasting Corporation(+)

10.71        Letter Exercising Option, dated February 22, 1996, by Paxson
             Broadcasting of Tampa-66, Inc. to exercise option on WFCT-TV(+)

10.74        Time Brokerage Agreement, dated January 31, 1996, by and between
             S&E Network, Inc. and Paxson Communications of San Juan, Inc. for television station WSJN-TV(+)


10.74.1 Stock Purchase Agreement by and between S&E Network, Inc. and Paxson Communications of San Jaun, Inc. for television station WSJN-TV(+)

10.79 Letter of Intent, dated February 22, 1996, with Roberts Broadcasting Company of Salt Lake City LLC regarding television station KZAR-TV(+)

10.81 Asset Purchase Agreement, dated January 31, 1996 between TeleSouth Communications, Inc., Paxson Networks, Inc and Lowell W. Paxson in connection with the sale of South Carolina Radio Network(+)

10.82 Asset Purchase Agreement, dated January 1, 1996, between the Company and Lowell W. Paxson in connection with the sale of World Travelors Network(+)

10.87 First Amendment dated February 29, 1996 between Channel 55 of Albany, Inc. and Cornerstone Television Inc.

10.88 Asset Purchase Agreement dated as of March 29, 1996 by and between Paxson Communications of Cookeville, Inc. and WHUB, Inc.

27           Financial Data Schedule (for SEC use only)

99.1 Tax Exemption Savings Agreement between the Company and The Christian Network, Inc., dated May 15, 1994(+)

- ----------------

(*) Filed with the Company's Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416 and incorporated herein by reference.

(**) Filed with the Company's Annual Report on Form 10-K, dated March 31, 1995 and incorporated herein by reference.

(+) Filed with the Company's Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473 and incorporated herein by reference.

   (b)  Reports on Form 8-K. None.

                       PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PAXSON COMMUNICATIONS CORPORATION



Date: May 14, 1996           By:   /s/ Lowell W. Paxson
                                   ----------------------------------
                                   Lowell W. Paxson
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer







Date: May 14, 1996           By:   /s/ Arthur D. Tek
                                   -----------------------------------
                                   Arthur D. Tek
                                   Vice President, Chief
                                   Financial Officer, Director