Form 10-Q
period 1996-06-30
PAXSON COMMUNICATIONS CORP
filed 1996-08-13
CIK 923877

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 1996

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ------------
     Commission File Number 1-13452

            PAXSON COMMUNICATIONS CORPORATION
     ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


                DELAWARE                                   59-3212788
    ----------------------------------------         -------------------
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                  Identification No.)


    601 CLEARWATER PARK ROAD
    WEST PALM BEACH, FLORIDA                                33401
    ----------------------------------------         -------------------
    (Address of principal executive offices)         (Zip Code)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (561) 659-4122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO
     -----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common and preferred stock, as of July 31, 1996:


     CLASS OF STOCK                                 NUMBER OF SHARES
     --------------                                 ----------------------

 COMMON STOCK-CLASS A, $0.001
 PAR VALUE PER SHARE     ---------------------         38,670,309
 COMMON STOCK-CLASS B, $0.001
 PAR VALUE PER SHARE    ----------------------          8,311,639
 REDEEMABLE CUMULATIVE SENIOR
 PREFERRED STOCK, $0.001 PAR VALUE   ---------              2,000
 REDEEMABLE CUMULATIVE SERIES B
 PREFERRED STOCK, $0.001 PAR VALUE   ---------            714.286
 REDEEMABLE CUMULATIVE JUNIOR
 PREFERRED STOCK, $0.001 PAR VALUE   ---------             33,000

PAXSON COMMUNICATIONS CORPORATION

INDEX



                                                                        Page
                                                                        ----
Part I -       Financial Information
     Item 1.  Financial Statements

                    Consolidated Balance Sheets
                    June 30, 1996 and December 31, 1995                  3

                    Consolidated Statements of Operations
                    Six Months Ended June 30, 1996
                    and June 30, 1995                                    4

                    Consolidated Statements of Operations
                    Three Months Ended June 30, 1996
                    and June 30, 1995                                    5

                    Consolidated Statements of Changes in
                    Common Stockholders' Equity                          6

                    Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1996
                    and June 30, 1995                                    7-8

                    Notes to Consolidated Financial Statements           9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              10-17


Part II - Other Information

       Item 1.  Legal Proceedings                                        18

       Item 2.  Changes in Securities                                    18

       Item 3.  Defaults upon Senior Securities                          18

       Item 4.  Submission of Matters to a Vote of
                Security Holders                                         18

       Item 5.  Other Information                                        18

       Item 6.  Exhibits and Reports on Form 8-K                         18-21

                Signatures                                               22

PAXSON COMMUNICATIONS CORPORATION

Consolidated Balance Sheets





                                                                June 30,      December 31,
                                                                  1996            1995
ASSETS                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                    $115,577,129   $ 68,070,990
  Accounts receivable, less allowance for doubtful
    accounts of $1,037,349 and $909,713 respectively             19,354,203     17,726,415
  Prepaid expenses and other current assets                       2,487,528        971,363
  Current program rights                                            664,830      1,412,544
                                                               ------------   ------------
       Total current assets                                     138,083,690     88,181,312

Property and equipment, net                                     110,429,710     79,859,080
Intangible assets, net                                          121,300,867     84,318,147
Other assets, net                                                28,480,440     19,896,694
Investments in broadcast properties                              38,887,393     21,192,030
Program rights, net                                                 266,551        384,814
                                                               ------------   ------------
        Total assets                                           $437,448,651   $293,832,077
                                                               ============   ============
LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS'
EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                     $  6,948,343   $  5,030,692
  Accrued interest                                                6,730,050      6,932,342
  Current portion of program rights payable                         642,229      1,449,602
  Current portion of long-term debt                                 569,766        430,590
                                                               ------------   ------------
        Total current liabilities                                14,890,388     13,843,226

Program rights payable                                              277,242        432,750
Long-term debt                                                    3,764,578     12,484,024
Senior subordinated notes, net                                  227,507,455    227,374,911
Redeemable Cumulative Compounding Senior
  preferred stock, $0.001 par value; 15%  dividend rate
  per annum, 2,000 shares authorized, issued and
  outstanding                                                    18,393,136     16,824,082
Redeemable Class A & B common stock warrants                              -      6,465,317
Redeemable Cumulative Compounding Series B preferred
  stock, $0.001 par value; 15% dividend rate per annum,
  714.286 shares authorized, issued and outstanding               2,990,200      2,352,654
Redeemable Cumulative Compounding Junior preferred
  stock, $0.001 par value; 12% dividend rate per annum,
  33,000 shares authorized, issued and outstanding               34,090,262     31,533,910

Class A common stock, $0.001 par value; one vote per share;
  150,000,000 shares authorized, 38,665,509 shares issued
  and outstanding                                                    38,665         26,227
Class B common stock, $0.001 par value; ten votes per
  share, 35,000,000 shares authorized, 8,311,639 shares
  issued and outstanding                                              8,312          8,312
Class C common stock, $0.001 par value; non-voting;
  12,500,000 shares authorized, 0 shares issued and
  outstanding                                                             -              -
Class A & B common stock warrants                                 6,862,647              -
Class C common stock warrants                                     4,281,852      5,338,952
Stock subscription notes receivable                                 (17,500)      (115,714)
Additional paid-in capital                                      197,424,842     34,342,086
Deferred option plan compensation                                (1,949,672)    (1,384,267)
Accumulated deficit                                             (71,113,756)   (55,694,393)
Commitments and contingencies
                                                               ------------  -------------
        Total liabilities, redeemable securities and
           common stockholders' equity                         $437,448,651   $293,832,077
                                                               ============   ============



          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations


                                                                   For the Six Months
                                                                     Ended June 30,
                                                                1996              1995
                                                                      (Unaudited)
Revenue:
  Local and national advertising                             $ 65,004,033     $ 40,454,900
  Other                                                         2,598,240        2,497,723
  Trade and barter                                              1,767,993        1,403,725
                                                             ------------     ------------
    Total revenue                                              69,370,266       44,356,348

Operating expenses:
  Direct                                                       15,438,517       11,554,850
  Programming                                                   7,498,374        5,940,066
  Sales and promotion                                           5,497,070        4,473,186
  Technical                                                     3,321,787        2,147,289
  General and administrative                                   14,083,120        9,989,674
  Trade and barter                                              1,357,018        1,193,843
  Time brokerage agreement fees                                 3,040,383          549,947
  Sports rights fees                                              766,160        1,019,355
  Option plan compensation                                      2,291,917        9,404,129
  Program rights amortization                                     721,802          777,057
  Depreciation and amortization                                11,736,929        8,054,256
                                                             ------------     ------------
Total operating expenses                                       65,753,077       55,103,652
                                                             ------------     ------------
Income (loss) from operations                                   3,617,189      (10,747,304)

Other income (expense):
  Interest expense                                            (15,098,141)      (4,887,226)
  Interest income                                               4,034,676          578,580
  Other income, net                                              (559,053)         (13,763)
                                                             ------------     ------------
Loss before income tax benefit                                 (8,005,329)     (15,069,713)

Income tax benefit                                                      -          640,000
                                                             ------------     ------------
Net loss                                                       (8,005,329)     (14,429,713)

Dividends and accretion on preferred stock and
  common stock warrants                                        (7,414,034)      (5,864,161)
                                                             ------------     ------------
Net loss attributable to common stock and
  common stock equivalents                                   $(15,419,363)    $(20,293,874)
                                                             ============     ============
Net loss per share                                           $       (.20)    $       (.42)
Dividends and accretion on preferred stock and
  common stock warrants per share                                    (.18)            (.17)
                                                             ------------     ------------
Net loss attributable to common stock and
  common stock equivalents per share                         $       (.38)    $       (.59)
                                                             ============     ============
Weighted average shares outstanding primary and fully
  diluted                                                      40,566,865       34,401,282
                                                             ============     ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations


                                                                        For the Three Months
                                                                           Ended June 30,
                                                                      1996              1995
                                                                          (Unaudited)
Revenue:
  Local and national advertising                                     $34,890,219     $ 21,971,676
  Other                                                                1,418,749        1,006,757
  Trade and barter                                                       932,531          758,212
                                                                     -----------     ------------
Total revenue                                                         37,241,499       23,736,645

Operating expenses:
  Direct                                                               8,380,789        5,920,695
  Programming                                                          3,592,045        2,813,262
  Sales and promotion                                                  2,915,404        2,293,673
  Technical                                                            1,796,175        1,168,083
  General and administrative                                           7,469,972        5,331,824
  Trade and barter                                                       712,039          722,302
  Time brokerage agreement fees                                        2,048,680          310,899
  Sports rights fees                                                       7,199          (22,227)
  Option plan compensation                                               533,549        9,404,129
  Program rights amortization                                            335,131          425,222
  Depreciation and amortization                                        6,065,187        4,269,627
                                                                     -----------     ------------
Total operating expenses                                              33,856,170       32,637,489
                                                                     -----------     ------------
Income (loss) from operations                                          3,385,329       (8,900,844)

Other income (expense):
  Interest expense                                                    (7,373,363)      (2,794,867)
  Interest income                                                      3,203,604          280,380
  Other income, net                                                     (602,239)         (81,398)
                                                                     -----------     ------------
Loss before income tax benefit                                        (1,386,669)     (11,496,729)

Income tax benefit                                                             -          320,000
                                                                     -----------     ------------
Net loss                                                              (1,386,669)     (11,176,729)

Dividends and accretion on preferred stock and
  common stock warrants                                               (2,466,085)      (3,673,209)
                                                                     -----------     ------------
Net loss attributable to common stock and
  common stock equivalents                                           $(3,852,754)    $(14,849,938)
                                                                     ===========     ============
Net loss per share                                                   $      (.03)    $       (.32)
Dividends and accretion on preferred stock and
  common stock warrants per share                                           (.05)            (.11)
                                                                     ===========     ============
Net loss attributable to common stock and
  common stock equivalents per share                                 $      (.08)    $       (.43)
                                                                     ===========     ============
Weighted average shares outstanding primary and fully
  diluted                                                             46,570,794       34,448,665
                                                                     ===========     ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Changes in Common Stockholders' Equity





                                            Common Stock
                                       ----------------------
                                        Class   Class   Class           ClassA&B               Class               Stock
                                          A       B       C              Common                  C              Subscription
                                                                          Stock             Common Stock           Notes
                                                                         Warrants             Warrants          Receivable
Balance at December 31, 1994           $26,042  $8,312     $0           $         0          $ 5,338,952       $ (77,666)
Stock issued for Cookeville
  acquisition                               95
Deferred option plan compensation
Option plan compensation
Stock options exercised                     90
Increase in stock subscription
  receivable                                                                                                     (48,029)
Note repayments                                                                                                    9,981
Dividends on redeemable
  preferred stock
Accretion on Senior redeemable
  preferred stock
Accretion on Series B preferred stock
Accretion on Junior preferred stock
Accretion on Class A & B common
  stock warrants
Net loss
                                       -------  ------  -----           -----------          -----------       ---------
Balance at  December 31, 1995           26,227   8,312      -                     -            5,338,952        (115,714)
Release of Put on Class A&B common
  stock warrants (unaudited)                                              9,116,399
Issuance of common stock, net of
  issuance costs of $10,000,000
  (unaudited)                           10,300
Exercise of Class A,B&C common stock
  warrants (unaudited)                   1,854                           (2,253,752)          (1,057,100)
Stock issued for Todd Communications
  acquisition (unaudited)                  139
Deferred option plan
  compensation (unaudited)
Option plan compensation(unaudited)
Stock options exercised (unaudited)        145
Note repayments (unaudited)                                                                                       98,214
Dividends on redeemable
  preferred stock (unaudited)
Accretion on Senior redeemable
  preferred stock (unaudited)
Accretion on Series B preferred
  stock (unaudited)
Accretion on Junior preferred
  stock (unaudited)
Accretion on Class A & B common
  stock warrants(unaudited)
Net loss (unaudited)
                                       -------  ------  -----           -----------          -----------       ---------
Balance at June 30, 1996 (unaudited)   $38,665  $8,312     $0           $ 6,862,647          $ 4,281,852       $ (17,500)
                                       =======  ======  =====           ===========          ===========       =========


                                                 Additional            Deferred Option         Accumulated
                                                 Paid-in                    Plan                 Deficit
                                                 Capital                Compensation
Balance at December 31, 1994                    $ 20,647,647         $          0              $ (8,923,897)
Stock issued for Cookeville
  acquisition                                      1,199,905
Deferred option plan compensation                 12,187,508          (12,187,508)
Option plan compensation                                               10,803,241
Stock options exercised                              307,026
Increase in stock subscription
  receivable
Note repayments
Dividends on redeemable
  preferred stock                                                                                (7,275,516)
Accretion on Senior redeemable
  preferred stock                                                                                  (332,156)
Accretion on Series B preferred stock                                                              (325,208)
Accretion on Junior preferred stock                                                                (634,988)
Accretion on Class A & B common
  stock warrants                                                                                 (4,729,338)
Net loss                                                                                        (33,473,290)
                                                 -----------         ------------              ------------
Balance at  December 31, 1995                     34,342,086           (1,384,267)              (55,694,393)
Release of Put on Class A&B common
  stock warrants (unaudited)
Issuance of common stock, net of
  issuance costs of $10,000,000
  (unaudited)                                    154,789,700
Exercise of Class A,B&C common stock
  warrants (unaudited)                             3,308,999
Stock issued for Todd Communications
  acquisition (unaudited)                          1,534,967
Deferred option plan
  compensation (unaudited)                         2,857,322           (2,857,322)
Option plan compensation(unaudited)                                     2,291,917
Stock options exercised (unaudited)                  591,768
Note repayments (unaudited)
Dividends on redeemable
  preferred stock (unaudited)                                                                    (4,062,482)
Accretion on Senior redeemable
  preferred stock (unaudited)                                                                      (170,728)
Accretion on Series B preferred
  stock (unaudited)                                                                                (204,700)
Accretion on Junior preferred
  stock (unaudited)                                                                                (325,042)
Accretion on Class A & B common
  stock warrants(unaudited)                                                                      (2,651,082)
Net loss (unaudited)                                                                             (8,005,329)
                                                ------------         -------------             ------------
Balance at June 30, 1996 (unaudited)            $197,424,842         $ (1,949,672)             $(71,113,756)
                                                ============         ============              ============



     The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows




                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                                1996           1995
                                                                                    (Unaudited)
Cash flows from operating activities:
  Net loss                                                                  $  (8,005,329)  $(14,429,713)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                              11,736,929      8,054,256
    Option plan compensation                                                    2,291,917      9,404,129
    Program rights amortization                                                   721,802        777,057
    Provision for doubtful accounts                                               427,256        325,294
    Deferred income taxes                                                               -       (640,000)
    Loss on sale of assets                                                         13,651              -
    (Increase) decrease in accounts receivable                                 (2,055,044)       232,653
    Decrease (increase) in prepaid expenses and other
      current assets                                                           (1,516,165)       187,121
    Increase in other assets                                                   (1,863,879)    (2,454,459)
    Increase (decrease) in accounts payable and
      accrued liabilities                                                       1,806,130     (2,247,724)
    (Decrease) increase in accrued interest                                      (202,292)       582,194
                                                                            -------------   ------------

       Net cash provided by (used in) operating
         activities                                                             3,354,976       (209,192)
                                                                            -------------   ------------
Cash flows from investing activities:
  Acquisitions of broadcast properties                                        (61,965,301)   (45,110,012)
  Increase in deposits on broadcast properties                                 (6,907,000)    (2,392,000)
  Proceeds from sale of fixed assets                                              228,279              -
  Increase in investments in broadcast properties                             (17,695,363)      (500,000)
  Purchase of property and equipment                                          (13,936,104)    (9,589,477)
                                                                            -------------   ------------
         Net cash used in investing activities                               (100,275,489)   (57,591,489)
                                                                            -------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                      164,800,000              -
  Issuance expenses of common stock sale                                       (9,888,479)             -
  Proceeds from long-term debt                                                 17,700,000     49,980,000
  Payments of long-term debt                                                  (27,930,270)      (109,129)
  Payments of loan origination costs                                                    -     (5,002,634)
  Proceeds from exercise of common stock options                                  465,893              -
  Repayments of stock subscription notes receivable                                98,214              -
  Payments for program rights                                                    (818,706)      (230,027)
                                                                            -------------   ------------
       Net cash provided by financing activities                              144,426,652     44,638,210
                                                                            -------------   ------------
Increase (decrease) in cash and cash equivalents                               47,506,139    (13,162,471)
                                                                            -------------   ------------
Cash and cash equivalents at beginning of period                               68,070,990     21,571,658
                                                                            -------------   ------------
Cash and cash equivalents at end of period                                  $ 115,577,129   $  8,409,187
                                                                            =============   ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                      1996             1995
                                                                          (Unaudited)
Supplemental disclosures of cash flow
information:
   Cash paid for interest                                            $14,478,551      $4,249,482
                                                                     ===========      ==========
   Cash paid for income taxes                                        $         -      $        -
                                                                     ===========      ==========
Non-cash operating and financing activities:
   Accretion of discount on senior subordinated notes                $   132,544      $        -
                                                                     ===========      ==========
   Issuance of common stock for Cookeville partner buyout            $         -      $1,200,000
                                                                     ===========      ==========
   Issuance of common stock for Todd Communications
     acquisition                                                      $1,535,106      $        -
                                                                     ===========      ==========
   Note payable incurred for WOCD acquisition                         $1,650,000      $        -
                                                                     ===========      ==========
   Dividends accreted on redeemable preferred stock                  $ 4,062,482      $3,465,829
                                                                     ===========      ==========
   Accretion on redeemable securities                                $ 3,351,552      $2,398,332
                                                                     ===========      ==========
   Trade and barter revenue                                          $ 1,767,993      $1,403,725
                                                                     ===========      ==========
   Trade and barter expense                                          $ 1,357,018      $1,193,843
                                                                     ===========      ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of June 30, 1996 and for the six and three month periods ended June 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1995. The composition of accounts has changed to reflect the sale of Class A common stock and the operations of acquisitions discussed below.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes, and discussions should be read in conjunction with the December 31, 1995 financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and the definitive proxy statement for the annual meeting of stockholders held May 16, 1996, all of which were filed with the United States Securities and Exchange Commission. Also, in connection with the April 3, 1996 sale of 13.5 million shares of Class A common stock by the Company and others, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on January 26, 1996 which, as amended, was declared effective March 28, 1996.

The Company has engaged the services of an investment banking firm to advise it on strategic alternatives with regard to its network-affiliated television operations in the West Palm Beach, Florida market. Such alternatives may include the possible sale or exchange of these assets.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since its inception in 1991, the Company has grown primarily through the acquisition or management of radio and television broadcast stations and radio networks, as well as the subsequent improvement of these properties' operations. Certain of the Company's radio and television stations were and continue to be operated under time brokerage agreements for various periods. Under time brokerage agreements, the stations' operating revenues and expenses are controlled by the Company and are included in the consolidated statement of operations in the financial statements. The Company operates three business segments: (1) the Infomall TV Network ("inTV"), a nationwide network of owned, operated or affiliated television stations dedicated to the airing of long form paid programming, consisting primarily of infomercials; (2) Paxson Radio, consisting of radio broadcasting stations, radio news and sports networks and billboard operations; and (3) Paxson Network-Affiliated Television, consisting of network-affiliated television broadcasting stations in West Palm Beach, Florida. The broadcast properties owned, to be owned, operated or affiliated with the Company as of June 30, 1996, are listed below:


INFOMALL TV NETWORK                                      COMMENCEMENT
TV MARKET SERVED (1)        STATION                      OF OPERATIONS  OWNERSHIP
- --------------------------------------------------------------------------------------
   New York, NY             WHAI-TV                      1996           Owned
   Los Angeles, CA          KZKI-TV                      1995           Owned
   Philadelphia, PA         WTGI-TV                      1995           Owned
   San Francisco, CA        KLXV-TV                      1995           Owned
   Boston, MA               WGOT-TV                      1995           Owned
   Washington, D.C. (2)     WYVN-TV                      1996           Owned
   Dallas,TX (2)(3)         Channel 68                   1996           Owned
   Atlanta, GA              WTLK-TV                      1994           Owned
   Atlanta, GA              WNGM-TV                      1996           Time Brokerage
   Houston, TX              KTFH-TV                      1995           Owned
   Cleveland, OH            WOAC-TV                      1995           Time Brokerage
   Cleveland, OH            WAKC-TV                      1996           Owned
   Tampa, FL                WFCT-TV                      1994           Time Brokerage
   Miami, FL                WCTD-TV                      1994           Time Brokerage
   Denver, CO (4)           KUBD-TV                      1995           Owned
   Phoenix,AZ (4)           KWBF-TV                      1996           Owned
   St. Louis, MO (4)        WCEE-TV                      1996           Owned
   Orlando, FL              WIRB-TV                      1994           Time Brokerage
   Hartford, CT (5)         WTWS-TV                      1995           Owned
   Raleigh, NC (6)          WRMY-TV                      1996           Time Brokerage
   Grand Rapids, MI (2)(7)  WJUE-TV                      1996           Owned
   Albany, NY               WOCD-TV                      1996           Owned
   Dayton, OH (4)           WTJC-TV                      1995           Owned
   Puerto Rico              WSJN-TV                      1996           Time Brokerage
   Puerto Rico              WKPV-TV                      1996           Time Brokerage
   Puerto Rico              WJWN-TV                      1996           Time Brokerage
   Sacramento, CA           KCMY-TV                      1995           Affiliate
   Indianapolis, IN         WIIB-TV                      1996           Affiliate
   Norfolk, VA              WJCB-TV                      1995           Affiliate
   Fresno, CA               KGMC-TV                      1996           Affiliate

PAXSON RADIO                                                     COMMENCEMENT
RADIO MARKET SERVED (1)     STATION             FORMAT           OF OPERATIONS     OWNERSHIP
- --------------------------  ----------          ----------------------------------------------
   Miami, FL                WLVE-FM             Smooth Jazz           1993           Owned
                            WZTA-FM             Active Rock           1992           Owned
                            WINZ-AM             News                  1992           Owned
                            WSHE-FM             Modern AC             1996           Time Brokerage
                            WFTL-AM             Hot Talk              1995           Owned
                            WSRF-AM             Block/Long Form       1996           Time Brokerage
   Tampa, FL                WHPT-FM             Rock AC               1991           Owned
                            WSJT-FM             Smooth Jazz           1995           Owned
                            WHNZ-AM             News                  1991           Owned
                            WZTM-AM             Sports                1994           Owned
   Orlando, FL              WMGF-FM             Soft AC               1992           Owned
                            WJRR-FM             Active Rock           1992           Owned
                            WDIZ-FM             Modern AC             1996           Time Brokerage
                            WTKS-FM             Hot Talk              1996           Time Brokerage
                            WWNZ-AM             News                  1992           Owned
                            WQTM-AM             Sports                1994           Owned
   Jacksonville, FL         WROO-FM             Country               1991           Owned
                            WPLA-FM             Rock Alternative      1992           Owned
                            WFSJ-FM             Smooth Jazz           1996           Owned
                            WNZS-AM             Sports                1993           Owned
                            WZNZ-AM             News                  1992           Owned
   Cookeville, TN           WGSQ-FM             Country               1994           Owned
                            WPTN-AM             Talk                  1994           Owned
   RADIO NETWORK
   -------------
   Alabama Radio Network                        News                  1995           Owned
   Florida Radio Network                        News                  1993           Owned
   Tennessee Radio Network                      News                  1994           Owned
   University of Florida Sports Network         Sports                1994           Owned
   Universtiy of Miami Sports Network           Sports                1995           Owned
   Penn State Sports Network                    Sports                1994           Owned


PAXSON NETWORK-AFFILIATED TELEVISION                              COMMENCEMENT

TV MARKET SERVED (1)          STATION           AFFILIATION    OF OPERATIONS      OWNERSHIP
- --------------------------------------------------------------------------------------------------
   West Palm Beach, FL        WPBF-TV (8)         ABC             1994                 Owned
                              WTVX-TV (8)         Warner/UPN      1995             Time Brokerage


   (1) Each station is licensed by the Federal Communications Commission ("FCC") to serve a specific community, which is included in the listed market.

   (2) Station is currently under construction or presently not operational.

   (3) The Company owns 49% of Channel 68 and has an option to acquire the remaining 51% upon completion of construction.

   (4) On July 1, 1996, the Company exercised its options to purchase these stations from The Christian Network, Inc. ("CNI") for $100,000 and forgiveness of outstanding loans aggregating $15 million.

   (5) To be operated pursuant to a time brokerage agreement upon completion of an FCC-required restructuring of the Company's investment in such station in connection with the Company's acquisition of WHAI-TV.

   (6) The Company has an option to acquire a 40% ownership interest in WRMY-TV.

   (7) The Company owns 49% of WJUE-TV and has an option to acquire up to 70%.

   (8) The Company has engaged the services of an investment banking firm to advise it on strategic alternatives with regard to its network-affiliated television operations. Such alternatives may include the possible sale or exchange of these assets.

In April 1996, the Company began operating WNGM-TV pursuant to 10 a year time brokerage agreement with Whitehead Media, Inc.

In May and June 1996, the Company purchased the assets of WNYA-LP and W23BA-LP for approximately $1.5 million and $2 million, respectively. These "low power" stations will be utilized to simulcast the signal of the Company's WHAI-TV station.

In May 1996, the Company purchased the assets of WOCD-TV for approximately $2.5 million which included the issuance by the Company of a $1.65 million promissory note to the seller bearing interest at 8.25% and payable in equal monthly amounts over seven years.

In May 1996, the Company purchased the assets of CASHI billboards, primarily 169 billboard faces, for approximatley $12 million.

In May 1996, the Company began operating WSHE-FM and WSRF-AM both in the Miami market pursuant to a time brokerage agreement pending completion of the acquisition of these stations scheduled for January 1997. Purchase price consists of a cash payment of $47.5 million and $10 million of Company common stock.

In June 1996, the Company purchased the stock of Todd Communications, Inc., owner of WFSJ-FM and which was beneficially owned by a member of Mr. Paxson's family, for aggregate consideration of $5 million, consisting of Class A common stock valued at approximately $1.5 million, the cancellation of a $1.85 million note receivable from Todd Communications and the satisfaction of a Todd Communications note payable to Mr. Paxson of approximately $1.65 million.

In June 1996, the Company began operating WDIZ-FM and WTKS-FM pursuant to time brokerage agreements pending completion of the acquisition of these stations for $22 million and $25 million, respectively.

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

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair value of the Company's investments in broadcast properties and programming rights payable were based upon the net present value of applicable estimated future cash flows using a discounted rate approximating market rates. The fair values of the Company's long-term debt and the senior subordinated notes were estimated based on market rates and instruments with similar risks and maturities. The fair value estimates presented are based on pertinent information available to management as of June 30, 1996.
As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the Company's financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                                    STATEMENTS OF OPERATIONS

                                         FOR THE SIX MONTHS                 FOR THE THREE MONTHS
                                            ENDED JUNE 30,                     ENDED JUNE 30,
                                         1996         1995                  1996           1995
                                        -----         ----                  ----           ----
Revenues                                100.0%        100.0%                100.0%        100.0%
Operating Expenses:
  Direct                                 22.3%         26.1%                 22.5%         24.9%
  Programming                            10.8          13.4                   9.6          11.9
  Sales and promotion                     7.9          10.1                   7.8           9.7
  Technical                               4.8           4.8                   4.8           4.9
  General and administrative             20.3          22.5                  20.1          22.5
  Trade and barter                        2.0           2.7                   1.9           3.0
  Time brokerage agreement fees           4.4           1.2                   5.5           1.3
  Sport rights fees                       1.1           2.3                     -          -0.1
  Option plan compensation                3.3          21.2                   1.5          39.6
  Program rights amortization             1.0           1.7                   0.9           1.8
  Depreciation and amortization          16.9          18.2                  16.3          18.0
                                        -----         -----                  ----         -----

Total operating expenses                 94.8         124.2                  90.9         137.5
                                        -----         -----                  ----         -----
Income (loss) from operations             5.2         -24.2                   9.1         -37.5
                                        -----         -----                  ----         -----
Other income (expense):
 Interest expense                       -21.8         -11.0                 -19.8         -11.8
 Interest income                          5.8           1.3                   8.6           1.2
 Other income, net                       -0.7             -                  -1.6          -0.3
                                        -----         -----                  ----         -----
Loss before income tax benefit          -11.5         -33.9                  -3.7         -48.4
                                        -----         -----                  ----         -----
Income tax benefit                          -           1.4                     -           1.3
                                        -----         -----                  ----         -----
Net loss                                -11.5%        -32.5%                 -3.7%        -47.1%
                                        =====         =====                  ====         =====

The following sets forth, for the periods indicated, selected information for the Company's business segments:


                                                      As of and for the six             As of and for the three
                                                      months ended June 30,             months ended June 30,
                                                      1996           1995                 1996            1995
                                                      ----           ----                 ----            ----
INFOMALL TV NETWORK
Total revenue                                     $ 27,327,040  $ 10,725,692          $ 14,611,120   $  6,822,598
Operating expenses, less
 depreciation, amortization
 and option plan compensation                       14,482,609     6,216,319             7,848,987      3,765,974
Depreciation and amortization                        4,438,053     2,074,228             2,367,123      1,236,922
Option plan compensation                                 7,238             -                 3,675              -
                                                  ------------  ------------          ------------   ------------
Income (loss) from operations                     $  8,399,140  $  2,435,145          $  4,391,335   $  1,819,702
                                                  ============  ============          ============   ============
Operating cash flow                               $ 13,988,000  $  5,018,000          $  7,463,000   $  3,367,000
                                                  ============  ============          ============   ============
Total identifiable assets                         $173,354,366  $ 74,506,976          $173,354,366   $ 74,506,976
                                                  ============  ============          ============   ============
Capital expenditures                              $  6,537,552  $    885,369          $  5,016,886   $    536,704
                                                  ============  ============          ============   ============

PAXSON RADIO
Total revenue                                     $ 31,626,945  $ 25,121,812          $ 17,091,255   $ 12,816,094
Operating expenses, less
 depreciation, amortization
 and option plan compensation                       25,084,027    21,425,930            12,968,931     10,248,871
Depreciation and amortization                        5,299,811     4,135,204             2,710,785      2,095,254
Option plan compensation                               254,251     1,561,000               220,847      1,561,000
                                                  ------------  ------------          ------------   ------------
Income (loss) from operations                     $    988,856  $ (2,000,322)         $  1,190,692   $ (1,089,031)
                                                  ============  ============          ============   ============
Operating cash flow                               $  7,012,000  $  4,208,000          $  4,666,000   $  2,753,000
                                                  ============  ============          ============   ============
Total identifiable assets                         $ 84,284,513  $ 66,742,444          $ 84,284,513   $ 66,742,444
                                                  ============  ============          ============   ============
Capital expenditures                              $  1,445,034  $  4,091,180          $    701,677   $  2,375,462
                                                  ============  ============          ============   ============

PAXSON NETWORK-AFFILIATED TELEVISION
Total revenue                                     $  9,696,270  $  7,306,968          $  5,155,602   $  3,721,971
Operating expenses, less
 depreciation, amortization
 and option plan compensation                        8,092,005     5,258,481             4,226,926      2,706,693
Depreciation and amortization                        1,465,120     1,572,113               718,129        785,451
Option plan compensation                                     -             -                     -              -
                                                  ------------  ------------          ------------   -------------
Income (loss) from operations                     $    139,145  $    476,374          $    210,547   $    229,827
                                                  ============  ============          ============   ============
Operating cash flow                               $  2,722,000  $  2,340,000          $  1,494,000   $  1,180,000
                                                  ============  ============          ============   ============
Total identifiable assets                         $ 37,930,692  $ 38,062,872          $ 37,930,692   $ 38,062,872
                                                  ============  ============          ============   ============
Capital expenditures                              $    881,759  $  1,523,408          $    761,818   $  1,039,109
                                                  ============  ============          ============   ============

CORPORATE AND OTHER
Total revenue                                     $    720,011  $  1,201,876          $    383,522   $    375,982
Operating expenses, less
 depreciation,amortization
 and option plan compensation                        4,065,590     4,744,537             2,212,590      2,242,195
Depreciation and amortization                          533,945       272,711               269,150        152,000
Option plan compensation                             2,030,428     7,843,129               309,027      7,843,129
                                                  ------------  ------------          ------------   ------------
Income (loss) from operations                     $ (5,909,952) $(11,658,501)         $ (2,407,245)  $ (9,861,342)
                                                  ============  ============          ============   ============
Operating cash flow                               $ (3,346,000) $ (2,602,000)         $ (1,829,000)  $ (1,175,000)
                                                  ============  ============          ============   ============
Total identifiable assets                         $141,879,080  $ 15,651,339          $141,879,080   $ 15,651,339
                                                  ============  ============          ============   ============
Capital expenditures                              $  5,071,759  $  3,089,520          $  4,816,340   $    558,710
                                                  ============  ============          ============   ============

CONSOLIDATED
Total revenue                                     $ 69,370,266  $ 44,356,348          $ 37,241,499   $ 23,736,645
Operating expenses, less
 depreciation,amortization
 and option plan compensation                       51,724,231    37,645,267            27,257,434     18,963,733
Depreciation and amortization                       11,736,929     8,054,256             6,065,187      4,269,627
Option plan compensation                             2,291,917     9,404,129               533,549      9,404,129
                                                  ------------  ------------          ------------   -------------
Income (loss) from operations                      $ 3,617,189  $(10,747,304)         $  3,385,329   $ (8,900,844)
                                                  ============  ============          ============   ============
Operating cash flow                               $ 20,376,000  $  8,964,000          $ 11,794,000   $  6,125,000
                                                  ============  ============          ============   ============
Total identifiable assets                         $437,448,651  $194,963,631          $437,448,651   $194,963,631
                                                  ============  ============          ============   ============
Capital expenditures                              $ 13,936,104  $  9,589,477          $ 11,296,721   $  4,509,985
                                                  ============  ============          ============   ============


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

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Consolidated revenues for the six months ended June 30, 1996 increased 56% (or $25 million) to $69.4 million from $44.4 million for the six months ended June 30, 1995. This increase was primarily due to new television station acquisitions and time brokerage operations ($14.0 million), new radio stations ($3.5 million) and increased revenues from existing television stations ($5.0 million) and radio stations ($3.6 million).

Operating expenses for the six months ended June 30, 1996 increased 19% (or $10.7 million) to $65.8 million from $55.1 million for the six months ended June 30, 1995. The increase was due to higher direct expenses such as commissions which rise in proportion to revenues ($3.9 million), other non-direct costs of operating new television stations ($3.4 million) and radio stations ($1.8 million), increased non-direct costs of network-affiliated television operations ($1.3 million) which is primarily due to the addition of WTVX, higher depreciation and amortization related to assets acquired ($3.7 million), and increased time brokerage agreement fees ($2.5 million), all of which were partially offset by lower option plan compensation costs ($7.1 million).

Operating cash flow for the six months ended June 30, 1996 increased 127% (or $11.4 million) to $20.4 million, from $9.0 million for the six months ended June 30, 1995. The increase in operating cash flow was a direct result of television station acquisitions and improved performance of existing television and radio properties.

Interest expense for the six months ended June 30, 1996 increased to $15.1 million from $4.9 million for the six months ended June 30, 1995, an increase of 208% primarily due to a greater level of debt throughout the period and higher borrowing rates. As a result of acquisitions, at June 30, 1996, total long-term debt and senior subordinated notes were $231.8 million, or 75% higher than the balance of $132.3 million outstanding a year prior.

Interest income for the six months ended June 30, 1996 increased to $4 million from $.6 million, primarily due to greater levels of cash and cash equivalents invested throughout the period primarily as a result of the receipt of the proceeds of the April 1996 common stock sale.

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Consolidated revenues for the three months ended June 30, 1996 increased 57% (or $13.5 million) to $37.2 million from $23.7 million for the three months ended June 30, 1995. This increase was primarily due to new television station acquisitions and time brokerage operations ($7.1 million), new radio stations ($2.4 million) and increased revenues from existing television stations ($2.1 million) and radio stations ($2.1 million).

Operating expenses for the three months ended June 30, 1996 increased 4% (or $1.2 million) to $33.8 million from $32.6 million for the three months ended June 30, 1995. The increase was due to higher direct expenses such as commissions which rise in proportion to revenues ($2.5 million), other non-direct costs of operating new television stations ($1.5 million) and radio stations ($1.1 million), increased non-direct costs of network-affiliated television operations ($.9 million) which is primarily due to the addition of WTVX, higher depreciation and amortization related to assets acquired ($1.8 million), and increased time brokerage agreement fees ($1.7 million) all of which were partially offset by lower option plan compensation costs ($8.9 million).

Operating cash flow for the three months ended June 30, 1996 increased
93% (or $5.7 million) to $11.8 million, from $6.1 million for the three months ended June 30, 1995. The increase in operating cash flow was a direct result of television station acquisitions and improved performance of the radio properties.

Interest expense for the three months ended June 30, 1996 increased to $7.4 million from $2.8 million for the three months ended June 30, 1995, an increase of 164% primarily due to a greater level of debt throughout the period and higher borrowing rates. As a result of acquisitions, at June 30, 1996, total long-term debt and senior subordinated notes were $231.8 million, or 75% higher than the $132.3 million outstanding a year prior.

Interest income for the three months ended June 30, 1996 increased to $3.2 million from $.3 million, primarily due to greater levels of cash and cash equivalents invested throughout the period primarily as a result of the receipt of the proceeds of the April 1996 common stock sale.

LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital at June 30, 1996 and December 31, 1995 was $123.2 million and $74.3 million, respectively, and the ratio of current assets to current liabilities was 9.27:1 and 6.37:1 on such dates, respectively. Working capital increased primarily due to the April 1996 sale of 10,300,000 shares of Class A Common Stock (the "Offering") which netted proceeds of approximately $154.8 million less the effect on working capital of the acquisitions previously discussed. The remaining proceeds from the Offering will be utilized to fund the acquisitions discussed below along with related capital requirements. The completion of each of the acquisitions discussed below is subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that any of such acquisitions will be completed.

Cash provided by (used in) operations of $3.4 million and ($.2) million for the six months ended June 30, 1996 and 1995, respectively, reflects the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense and increases in other assets. Cash used for investing activities primarily reflects the acquisitions and investments discussed above, and purchases of equipment for these and existing properties. Cash provided by financing activities primarily reflects the proceeds from the Offering and long term debt borrowings net of debt repayments. In addition, the Company has advanced $900,000 to CNI during the six months ended June 30 1996 under a demand note bearing interest at the prime rate (currently 8.25%). At June 30, 1996 the Company had total advances to CNI outstanding of approximately $2.1 million, which has been included in investments in broadcast properties. Non-cash activity relates to option plan compensation, stock issued for the WFSJ-FM acquisition, a note payable incurred with the WOCD-TV accquisition, reciprocal trade and barter advertising revenue and expense and accretion of discount on senior subordinated notes, as well as dividends and accretion on the redeemable preferred stock and common stock warrants.

The Company has engaged the services of an investment banking firm to advise it on strategic alternatives with regard to its network-affiliated television operations in the West Palm Beach, Florida market. Such alternatives may include the possible sale or exchange of these assets.

The Company's primary capital requirements are for the acquisition of broadcasting properties and related capital expenditures and interest and principal payments on indebtedness. The Company's outstanding senior subordinated notes require semi-annual interest payments at a fixed rate. The Company presently has no outstanding borrowings under its $100 million senior secured revolving credit facility ("Senior Facility"). Borrowings under the Senior Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company.

The Company believes that it will require additional financing to consummate the acquisitions discussed below (including the expected capital expenditures associated therewith), and to meet its anticipated short term and long term working capital requirements for its existing properties. The Company presently has available to it the full $100 million in borrowing capacity under the Senior Facility. The Company is currently pursuing alternatives to obtain such additional financing, but there can be no assurance that the Company will be able to obtain such financing on terms acceptable to it. The failure to raise funds necessary to finance the Company's future cash requirements could adversely affect the Company's ability to pursue its business strategy. In addition, should the Company suffer a significant impairment to its cash flow from operations due to the occurrence of one or more adverse events, its liquidity could become insufficient on a short term basis due to diminished borrowing capacity under the Senior Facility and, on a long term basis, the Company could have insufficient resources to repay indebtedness under the Senior Facility or the senior subordinated notes when due.

ACQUISITION COMMITMENTS

The Company has agreements to purchase significant assets of, or to enter into time brokerage arrangements with respect to, the following properties, which are subject to various conditions, including the receipt of regulatory approvals:


 Property                    Market Served (1)                  Purchase Price
 -----------------------------------------------------------------------------
 Infomall TV Network:
 KXLI-TV                     Minneapolis, MN                      $12,000,000
 KAJW-TV                     Phoenix, AZ                          $12,000,000
 WNAL-TV                     Birmingham, AL                       $10,000,000
 KMNZ-TV                     Oklahoma City, OK                    $ 6,500,000
 WAAP-TV                     Greensboro-Winston Salem, NC  (2)    $ 5,000,000
 WSJN-TV,WKPV-TV,WJWN-TV     Puerto Rico (3)                      $ 4,000,000
 WHKE-TV                     Milwaukee, WI(4)                     $ 3,500,000
 W42AJ-LPTV                  Washington, D.C.                     $ 1,550,000
 WRAP-LPTV                   Boston, MA                           $ 1,300,000
 WOST-TV                     Providence, RI (5)                   $ 1,000,000
 KGLB-TV                     Tulsa, OK                            $   825,000
 KZAR-TV                     Salt Lake City, UT (6)               $   325,000

 Paxson Radio:
 WSHE-FM,WSRF-AM             Ft. Lauderdale, FL (7)               $57,500,000
 WTKS-FM                     Orlando, FL (8)                      $25,000,000
 WDIZ-FM                     Orlando, FL (8)                      $22,000,000
 WSNI-FM,WTNT-FM,WTPS-FM     Tallahassee, FL
 WXSR-FM and WNLS-AM         Tallahassee, FL
 WOWW-FM,WTKX-FM             Pensacola, FL
 WPAP-FM,WPBH-FM             Panama City, FL                      $21,300,000
 WIOD-AM                     Miami, FL                            $13,000,000
 WHUB-FM,WHUB-AM             Cookeville, TN                       $ 3,800,000
 WGNE-AM,WFSY-FM,WEBZ-FM     Panama City, FL                      $ 2,850,000
 Billboards                  Orlando, FL (9)                      $ 7,300,000



(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.

(2)  The Company completed the purchase on July 25, 1996.

(3) The Company intends to purchase a 50% ownership interest in these stations which are currently operated under a time brokerage agreement.

(4) Station license was acquired by CNI on July 9, 1996, with the Company financing the acquisition price through a loan to CNI. The Company has entered into a ten year time brokerage agreement to operate the station, and has an option to purchase the station for $100,000.

(5) The Company will acquire 50% ownership interest and has committed to loan up to $3 million for capital improvements and relocation of the station's tower.

(6) The Company has an option to acquire a 50% ownership interest and has committed to loan up to $3.7 million for construction of the station.

(7) Purchase price includes a cash payment of $47.5 million and $10 million of Company common stock. The Company began operating the stations pursuant to a time brokerage agreement on May 1, 1996 and anticipates completing the purchase in January 1997.

(8) The Company began operating WDIZ-FM pursuant to a time brokerage agreement on June 1, 1996. The Company began operating WTKS-FM pursuant to a time brokerage agreement on June 17, 1996.

(9) Purchase includes billboards with 68 faces. The Company completed the purchase on July 24, 1996.



On August 1, 1996, the Company entered into a three year time brokerage agreement with W53AA-LPTV in New York, NY with an option to purchase the station for $3.5 million.

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

Items 2-3.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 16, 1996. At the meeting, all nine of the Company's existing directors were re-elected for one year terms. The proposal for the adoption of the Paxson Communications Corporation 1996 Stock Incentive Plan was approved. The appointment of Price Waterhouse LLP as the Company's independent certified public accountants was also ratified.

The number of votes cast for, cast against and withheld, as well as the number of broker nonvotes with respect to the election of directors is set forth below:


    Director                  For         Withheld  Broker Nonvotes  Abstain
    Lowell W. Paxson          32,198,760            6,281,583        41,510
    James B. Bocock           32,199,760            6,281,583        40,510
    Arthur D. Tek             32,199,579            6,281,583        40,691
    J. Patrick Michaels, Jr.  32,198,779            6,281,583        41,491
    S. William Scott          32,198,760            6,281,583        41,510
    Bruce L. Burham           32,198,779            6,281,583        41,491
    James L. Greenwald        32,199,560            6,281,583        40,710


There were no votes cast against the election of the above 7 directors. Pursuant to the Company's certificate of incorporation, the election of two directors, Michael J. Marocco and John A. Kornreich, was voted on only by the holders of the Company's 2000 outstanding shares of 15% Cumulative Compounding Redeemable Preferred Stock, all of which were cast in favor of such two directors.

The number of votes cast for, cast against and abstaining as well as the number of broker nonvotes with respect to the remaining two matters voted upon at the meeting is set forth below:

                               For          Against     Withheld   Broker Nonvotes   Abstain
Adoption of the Paxson
Communications Corporation
1996 Stock Incentive Plan   30,042,510    2,136,478                                   6,312
Accountant Appointment      32,227,772        9,859                                   2,669


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
3.1.1        Certificate of Incorporation of the Company**

3.1.2 The Company's Certificate of Designations of the Company's 15% Cumulative Compounding Redeemable Preferred Stock*

3.1.3 The Company's Certificate of Designations of the Company's Series B 15% Cumulative Compounding Redeemable Preferred Stock**

3.1.4 The Company's Certificate of Designations of the Company's Junior Cumulative Compounding Redeemable Preferred Stock**

3.1.5        Bylaws of the Company +

4.1        Form of Stock Certificate of Class A Common Stock*

10.89      Amended and restated promissory note dated August 5, 1996 between
           Roberts Broadcasting of Salt Lake City, L.L.C. and Paxson Communications of
           Salt Lake City-16, Inc.

10.90      First Amendment to Loan agreement dated August 5, 1996, between Roberts
           Broadcasting of Salt Lake City, L.L.C. and Paxson Communications of Salt Lake City-16, Inc.

10.91      Asset purchase agreement, dated March 15, 1996, between Ralph E. Kaschai,
           d/b/a Cashi Signs, Cashi Corp., Cashi Outdoor Advertising, Inc., and Cashi
           Services, Inc., and Paxson Outdoor, Inc.

10.92      Asset purchase agreement, dated May 31, 1996 by and between Paxson
           Broadcasting of Orlando, Limited Partnership and Press Broadcasting Company for
           Radio Station WTKS(FM) Cocoa Beach, Florida

10.93      Time brokerage agreement, dated May 31, 1996, by and between Press
           Broadcasting Company, Inc. and Paxson Broadcasting of Orlando, Limited
           Partnership for Radio Station WTKS(FM) Cocoa Beach, Florida

10.94      Asset purchase agreement, dated December 11, 1995, by and between Channel
           55 of Albany, Inc. and Cornerstone Television, Inc. for Television Station
           WOCD(TV) Amsterdam, New York

10.95      First amendment to asset purchase agreement, dated February 29, 1996, by and between Channel 55 of Albany, Inc and Cornerstone Television, Inc.

10.96      Promissory note, dated May 31, 1996, between Channel 55 of Albany, Inc.
           and Cornerstone Television, Inc. principal sum of $1,650,000

10.97      Stock purchase agreement, dated May 23, 1996 by and among Channel 44 of
           Tulsa, Inc, Paxson Communications of Tulsa-44, Inc and Broadcasting Systems,
           Inc.

10.98      Asset purchase agreement, dated April 18, 1996, by and between Paxson
           Communications of Phoenix-13, Inc. and Channel 13 of Flagstaff, Inc.

10.99      Asset purchase agreement, dated April 18, 1996 by and among Paxson
           Communications of Denver-59, Inc., UHF Channel 59 Corp. and Channel 59 of
           Denver, Inc.

10.100     Asset purchase agreement, dated April 18, 1996, by and between Paxson
           Communications of Dayton-26, Inc. and Channel 26 of Dayton, Inc.

10.101     Asset purchase agreement, dated April 18, 1996 by and between Paxson
           Communications of St. Louis-13, Inc and Channel 13 of St. Louis, Inc.

10.102     Asset purchase agreement, dated April 12, 1996, by and between Paxson
           Broadcasting of Miami, Limited Partnership and TK Communications, L.C.

10.103     Construction agreement, dated April 16, 1996, by and among Offshore
           Broadcasting Corporation, Ocean State Television, L.L.C. and Paxson
           Communications of Providence-69, Inc.

10.104     Loan agreement, dated April 16, 1996, by and among Paxson Communications of Providence-69, Inc., Offshore Broadcasting Corporation and Ocean State
           Television, L.L.C.

10.105     Asset purchase agreement, dated April 19, 1996 by and between Paxson
           Communications of Greensboro-16, Inc. and Television Communications, Inc. for
           Television Station WAAP(TV), Burlington, North Carolina

10.106     Asset purchase agreement, dated April 26, 1996, by and between Paxson
           Broadcasting of Miami, Limited Partership and WIOD, Inc.

10.107     Agreement and Plan of Merger, dated April 12, 1996 by and among Devon W.
           Paxson, Todd L. Paxson, Pax Jax, Inc., Paxson Communications Corporation and
           Todd Communications, Inc.

10.107.1 First amendment to agreement and Plan of Merger, dated June 27, 1996 by and among Devon W. Paxson, Todd L. Paxson, Pax Jax, Inc., Paxson
           Communications Corporation and Todd Communications, Inc.

10.108     Asset purchase agreement , dated May 13, 1996, by and among Paxson
           Communications of Tallahassee, Inc., B.Radio, Inc., and Boss Radio Group, Inc,
           for WGNE, WFSY, WEBZ.

10.109     Option agreement by and between Paxson Communications of Minneapolis 41,
           Inc. and KX Acquisition, L.P. for Television Station KXLI(TV), St.Cloud
           Minnesota dated May 30, 1996.

10.110     Subordinated Note between MacDonald Communications Corporation and
           Paxson Communications Corporation for $3,000,000 dated June 7, 1996.

10.111     Asset purchase agreement, dated April 29, 1996, by and among Paxson
           Communications of Tallahassee, Inc., Southern Broadcasting Companies, Inc.,
           Great South Broadcasting, Inc, Charles E. Giddens, Inc., and Southern
           Broadcasting of Pensacola, Inc.

10.112     Asset purchase agreement, dated April 26, 1996, by and between Paxson
           Broadcasting of Orlando, Limited Partnership and Shamrock Communications, Inc

10.113     Time Brokerage agreement, dated April 26, 1996, by and between Shamrock
           Communications, Inc. and Paxson Broadcasting of Orlando, Limited Partnership
           for Radio Station WDIZ(FM) Orlando, Florida

10.114     Purchase agreement, dated July 17, 1996, by and between Impact
           Communications of Central Florida, Inc. and Paxson Outdoor, Inc.

10.115     Asset purchase agreement, dated February 23, 1996, by and among Paxson
           Communications LPTV, Inc., and Michael A. Bogner d/b/a Amity Broadcasting
           Company

10.116     Asset purchase agreement, dated July 1, 1996, by and among Paxson
           Communications of New London-26, Inc., Paxson New London License, Inc. and
           Roberts Broadcasting of Hartford, L.L.C.

10.117     Asset purchase agreement, dated March 5, 1996, by and between Paxson
           Communications LPTV, Inc., and Craig L. Fox

10.118     Asset purchase agreement, dated June 18, 1996, by and between Paxson
           Communications LPTV, Inc and Communications Corporation

10.119 Time brokerage agreement, dated July 9, 1996, by and between Channel 55 of Milwaukee, Inc. and Paxson Communications of Milwaukee-55, Inc. for
           Television Station WHKE-TV Milwaukee, Wisconsin

10.120     Loan agreement, dated July 9, 1996, by and between Paxson Communications of Milwaukee-55, Inc. and Channel 55 of Milwaukee, Inc. for Television Station
           WHKE-TV Kenosha, Wisconsin

10.121     Second amendment to asset purchase agreement, dated July 9, 1996, by and between LeSea Broadcasting Corporation and Channel 55 of Milwaukee, Inc.

10.122     Asset purchase agreement, dated July 1, 1996, by and between Paxson
           Communications LPTV, Inc. and Electron Communications Corporation

10.123     Asset exchange agreement, dated August 7, 1996, by and between Paxson
           Communications of Birmingham-44, Inc. and WNAL-TV Inc.

10.124     Loan agreement, dated August 7, 1996, by and between Paxson Communications of Birmingham-44, Inc. and WNAL-TV Inc.

10.125     Time Brokerage Agreement, dated August 7, 1996, by and between Paxson
           Communications of Birmingham-44, Inc. and WNAL-TV Inc.

10.126     Option agreement by and among Paxson Communications of Salt Lake City-16, Inc.
           and Roberts Broadcasting of Salt Lake City, L.L.C., dated August 5, 1996

27         Financial Data Schedule (for SEC use only)

- -----------------

*          Filed with the Company's Registration Statement on Form S-4, filed September
           26, 1994, Registration No. 33-84416 and incorporated herein by reference.

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


                                 PAXSON COMMUNICATIONS CORPORATION




Date:  August 12, 1996           By:    /s/ James B. Bocock
                                        ---------------------------
                                        James B. Bocock
                                        President, Chief Operating
                                        Officer, Director




Date: August 12, 1996            By:    /s/ Arthur D. Tek
                                        ---------------------------
                                        Arthur D. Tek
                                        Vice President, Chief
                                        Financial Officer, Director