Form 10-Q
period 1996-09-30
PAXSON COMMUNICATIONS CORP
filed 1996-11-14
CIK 923877

                                  FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       September 30, 1996
                                        -----------------------------
        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                      ------------------  ----------------
        Commission File Number 1-13452

                      PAXSON COMMUNICATIONS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   DELAWARE                              59-3212788
       ----------------------------------------  -----------------------
       (State or other jurisdiction of               (IRS Employer
        incorporation or organization)               Identification No.)

       601 CLEARWATER PARK ROAD
       WEST PALM BEACH, FLORIDA                        33401
       ----------------------------------------  -----------------------
       (Address of principal executive offices)      (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (561) 659-4122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO
      ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common and preferred stock, as of October 31, 1996:



     CLASS OF STOCK                             NUMBER OF SHARES
------------------------                --------------------------------
COMMON STOCK-CLASS A, $0.001
PAR VALUE PER SHARE     ---------------------       38,673,309
COMMON STOCK-CLASS B, $0.001
PAR VALUE PER SHARE    ----------------------        8,311,639
REDEEMABLE EXCHANGEABLE PREFERRED
STOCK, $0.001 PAR VALUE   -------------------          150,000
REDEEMABLE CUMULATIVE JUNIOR
PREFERRED STOCK, $0.001 PAR VALUE   ---------           33,000

PAXSON COMMUNICATIONS CORPORATION

INDEX

--------------------------------------------------

                                                                        Page
                                                                        ----
Part I -  Financial Information

     Item 1.    Financial Statements

                Consolidated Balance Sheets
                September 30, 1996 and December 31, 1995                3

                Consolidated Statements of Operations
                Nine Months Ended September 30, 1996 and 1995           4

                Consolidated Statements of Operations
                Three Months Ended September 30, 1996 and 1995          5

                Consolidated Statements of Changes in
                Common Stockholders' Equity                             6

                Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1996 and 1995           7-8

                Notes to Consolidated Financial Statements              9

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and
                Results of Operations                                   10-19

Part II - Other Information

     Item 1.  Legal Proceedings                                         20

     Item 6.  Exhibits and Reports on Form 8-K                          20-21


Signatures                                                              22

PAXSON COMMUNICATIONS CORPORATION

Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                   September 30,  December 31,
                                                        1996          1995
ASSETS                                              (Unaudited)

Current assets:
  Cash and cash equivalents                         $ 34,372,721   $ 68,070,990
  Accounts receivable, less allowance for doubtful
   accounts of $1,337,992 and $909,713
   respectively                                       22,549,586     17,726,415
  Prepaid expenses and other current assets            2,831,186        971,363
  Current program rights                               1,312,498      1,412,544
                                                    ------------   ------------

       Total current assets                           61,065,991     88,181,312

Property and equipment, net                          128,645,751     79,859,080
Intangible assets, net                               178,732,208     84,318,147
Other assets, net                                     32,220,339     19,896,694
Investments in broadcast properties                   43,966,022     21,192,030
Program rights, net                                    1,109,542        384,814
                                                    ------------   ------------

       Total assets                                 $445,739,853   $293,832,077
                                                    ============   ============

LIABILITIES, REDEEMABLE SECURITIES AND COMMON
STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $ 12,393,114   $  5,030,692
  Accrued interest                                    13,368,748      6,932,342
  Current portion of program rights payable            1,264,160      1,449,602
  Current portion of long-term debt                      599,132        430,590
                                                    ------------   ------------

       Total current liabilities                      27,625,154     13,843,226

Program rights payable                                 1,172,645        432,750
Long-term debt                                         3,594,001     12,484,024
Senior subordinated notes, net                       227,584,120    227,374,911
Redeemable Cumulative Compounding Senior
  preferred stock, $0.001 par value; 15%
  dividend rate per annum, 2,000 shares
  authorized, issued and outstanding                  19,192,339     16,824,082
Redeemable Class A & B common stock warrants                   -      6,465,317
Redeemable Cumulative Compounding Series B
  preferred stock, $0.001 par value; 15%
  dividend rate per annum, 714.286 shares
  authorized, issued and outstanding                   3,308,973      2,352,654
Redeemable Cumulative Compounding Junior
  preferred stock, $0.001 par value; 12%
  dividend rate per annum, 33,000 shares
  authorized, issued and outstanding                  35,435,378     31,533,910
Class A common stock, $0.001 par value; one vote
  per share; 150,000,000 shares authorized,
  38,672,309 shares issued and outstanding                38,672         26,227
Class B common stock, $0.001 par value; ten votes
  per share, 35,000,000 shares authorized,
  8,311,639 shares issued and outstanding                  8,312          8,312
Class C common stock, $0.001 par value;
  non-voting; 12,500,000 shares authorized, 0
  shares issued and outstanding                                -              -
Class A & B common stock warrants                      6,862,647              -
Class C common stock warrants                          4,281,852      5,338,952
Stock subscription notes receivable                      (17,500)      (115,714)
Additional paid-in capital                           197,448,091     34,342,086
Deferred option plan compensation                     (1,514,366)    (1,384,267)
Accumulated deficit                                  (79,280,465)   (55,694,393)
Commitments and contingencies
                                                    ------------   ------------
       Total liabilities, redeemable securities
           and common stockholders' equity          $445,739,853   $293,832,077
                                                    ============   ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

------------------------------------------------------------------------------

                                                        For the Nine Months
                                                        Ended September 30,
                                                     1996              1995
                                                            (Unaudited)

Revenue:
  Local and national advertising                  $102,281,411     $ 65,333,616
  Other                                              4,491,557        3,837,003
  Trade and barter                                   2,728,554        2,353,098
                                                  ------------     ------------
    Total revenue                                  109,501,522       71,523,717

Operating expenses:
  Direct                                            24,697,573       17,624,276
  Programming                                       12,281,370        9,358,796
  Sales and promotion                                9,116,041        6,767,364
  Technical                                          5,548,642        3,674,362
  General and administrative                        22,525,238       15,912,555
  Trade and barter                                   2,048,538        2,081,962
  Time brokerage agreement fees                      5,984,938          757,369
  Sports rights fees                                 1,213,701        1,509,565
  Option plan compensation                           2,727,223        9,809,105
  Program rights amortization                        1,080,430        1,291,754
  Depreciation and amortization                     18,378,035       13,079,041
                                                  ------------     ------------
Total operating expenses                           105,601,729       81,866,149
                                                  ------------     ------------

Income (loss) from operations                        3,899,793      (10,342,432)

Other income (expense):
  Interest expense                                 (22,352,540)      (8,715,113)
  Interest income                                    5,388,855          861,924
  Other income, net                                   (645,054)         (45,773)
                                                  ------------     ------------
Loss before income tax benefit                     (13,708,946)     (18,241,394)

Income tax benefit                                           -          960,000
                                                  ------------     ------------
Loss before extraordinary item                     (13,708,946)     (17,281,394)

Extraordinary item                                           -      (10,625,727)
                                                  ------------     ------------
Net loss                                           (13,708,946)     (27,907,121)

Dividends and accretion on preferred stock
  and common stock warrants                         (9,877,126)      (9,121,480)
                                                  ------------     ------------
Net loss attributable to common stock and
  common stock equivalents                        $(23,586,072)    $(37,028,601)
                                                  ============     ============

Loss per share before extraordinary item          $       (.32)    $       (.50)
Extraordinary item                                           -             (.31)
                                                  ------------     ------------
Net loss per share                                        (.32)            (.81)
Dividends and accretion on preferred stock
  and common stock warrants                               (.23)            (.27)
                                                  ------------     ------------
Net loss per share attributable to common
  stock and common stock equivalents              $       (.55)    $      (1.08)
                                                  ============     ============
Weighted average shares outstanding primary
  and fully diluted                                 42,721,280       34,404,800
                                                  ============     ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

------------------------------------------------------------------------------


                                                    For the Three Months
                                                     Ended September 30,
                                                   1996              1995
                                                          (Unaudited)
Revenue:
  Local and national advertising                   $37,277,378     $ 24,878,716
  Other                                              1,893,317        1,339,280
  Trade and barter                                     960,561          949,373
                                                   -----------     ------------
    Total revenue                                   40,131,256       27,167,369

Operating expenses:
  Direct                                             9,259,056        6,069,426
  Programming                                        4,782,996        3,418,730
  Sales and promotion                                3,618,971        2,294,178
  Technical                                          2,226,855        1,527,073
  General and administrative                         8,442,118        5,922,881
  Trade and barter                                     691,520          888,119
  Time brokerage agreement fees                      2,944,555          207,422
  Sports rights fees                                   447,541          490,210
  Option plan compensation                             435,306          404,976
  Program rights amortization                          358,628          514,697
  Depreciation and amortization                      6,641,106        5,024,785
                                                   -----------     ------------
Total operating expenses                            39,848,652       26,762,497
                                                   -----------     ------------

Income from operations                                 282,604          404,872

Other income (expense):
  Interest expense                                  (7,254,399)      (3,827,887)
  Interest income                                    1,354,179          283,344
  Other income, net                                    (86,001)         (32,010)
                                                   -----------     ------------
Loss before income tax benefit                      (5,703,617)      (3,171,681)

Income tax benefit                                           -          320,000
                                                   -----------     ------------
Loss before extraordinary item                      (5,703,617)      (2,851,681)

Extraordinary item                                           -      (10,625,727)
                                                   -----------     ------------
Net loss                                            (5,703,617)     (13,477,408)

Dividends and accretion on preferred stock
  and common stock warrants                         (2,463,092)      (3,257,319)
                                                   -----------     ------------
Net loss attributable to common stock and
  common stock equivalents                         $(8,166,709)    $(16,734,727)
                                                   ============    ============

Loss per share before extraordinary item           $      (.12)    $       (.08)
Extraordinary item                                           -             (.31)
                                                   -----------     ------------
Net loss per share                                        (.12)            (.39)
Dividends and accretion on preferred stock
  and common stock warrants                               (.05)            (.10)
                                                   -----------     ------------
Net loss per share attributable to common
  stock and common stock equivalents               $      (.17)    $       (.49)
                                                   ===========     ============
Weighted average shares outstanding primary
  and fully diluted                                 46,983,274       34,458,766
                                                   ===========     ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Changes in Common Stockholders' Equity

------------------------------------------------------------------------------

                                             Common Stock
                                        ----------------------
                                         Class   Class   Class  ClassA&B        Class         Stock
                                           A       B       C     Common           C        Subscription
                                                                  Stock     Common Stock      Notes
                                                                 Warrants      Warrants     Receivable
Balance at December 31, 1994            $26,042  $8,312     $0        $0      $5,338,952     $(77,666)
Stock issued for Cookeville
  acquisition                                95
Deferred option plan compensation
Option plan compensation
Stock options exercised                      90
Increase in stock subscription
  receivable                                                                                  (48,029)
Note repayments                                                                                 9,981
Dividends on redeemable
  preferred stock
Accretion on Senior redeemable
  preferred stock
Accretion on Series B preferred stock
Accretion on Junior preferred stock
Accretion on Class A & B common
  stock warrants
Net loss
                                        -------  ------  -----  ----------    ----------      -------
Balance at  December 31, 1995            26,227   8,312      -           -     5,338,952     (115,714)
Release of Put on Class A&B common
  stock warrants (unaudited)                                     9,116,399
Issuance of common stock, net of
  issuance costs of $10 million
  (unaudited)                            10,300
Exercise of Class A,B&C common stock
  warrants (unaudited)                    1,854                 (2,253,752)   (1,057,100)
Stock issued for Todd Communications
  acquisition (unaudited)                   139
Deferred option plan compensation
  (unaudited)
Option plan compensation(unaudited)
Stock options exercised (unaudited)         152
Note repayments (unaudited)                                                                    98,214
Dividends on redeemable
  preferred stock (unaudited)
Accretion on Senior redeemable
  preferred stock (unaudited)
Accretion on Series B preferred
  stock (unaudited)
Accretion on Junior preferred
  stock (unaudited)
Accretion on Class A & B common
  stock warrants (unaudited)
Net loss (unaudited)
                                        -------  ------  -----  ----------   -----------     ---------
Balance at September 30, 1996
  (unaudited)                           $38,672  $8,312     $0  $6,862,647   $ 4,281,852     $(17,500)
                                        =======  ======  =====  ==========   ===========     =========




                                          Additional             Deferred
                                            Paid-in             Option Plan      Accumulated
                                            Capital            Compensation        Deficit
Balance at December 31, 1994              $ 20,647,647         $         0       $(8,923,897)
Stock issued for Cookeville
  acquisition                                1,199,905
Deferred option plan compensation           12,187,508         (12,187,508)
Option plan compensation                                        10,803,241
Stock options exercised                        307,026
Increase in stock subscription
  receivable
Note repayments
Dividends on redeemable
  preferred stock                                                                 (7,275,516)
Accretion on Senior redeemable
  preferred stock                                                                   (332,156)
Accretion on Series B preferred stock                                               (325,208)
Accretion on Junior preferred stock                                                 (634,988)
Accretion on Class A & B common
  stock warrants                                                                  (4,729,338)
Net loss                                                                         (33,473,290)
                                          ------------         -----------       -----------
Balance at  December 31, 1995               34,342,086          (1,384,267)      (55,694,393)
Release of Put on Class A&B common
  stock warrants (unaudited)
Issuance of common stock, net of
  issuance costs of $10 million
  (unaudited)                              154,789,700
Exercise of Class A,B&C common stock
  warrants (unaudited)                      3,308,999
Stock issued for Todd Communications
  acquisition (unaudited)                   1,534,967
Deferred option plan compensation
  (unaudited)                               2,857,322           (2,857,322)
Option plan compensation(unaudited)                              2,727,223
Stock options exercised (unaudited)           615,017
Note repayments (unaudited)
Dividends on redeemable
  preferred stock (unaudited)                                                     (6,175,339)
Accretion on Senior redeemable
  preferred stock (unaudited)                                                       (256,092)
Accretion on Series B preferred
  stock (unaudited)                                                                 (307,050)
Accretion on Junior preferred
  stock (unaudited)                                                                 (487,563)
Accretion on Class A & B common
  stock warrants (unaudited)                                                      (2,651,082)
Net loss (unaudited)                                                             (13,708,946)
                                          ------------         -----------      ------------
Balance at September 30, 1996
  (unaudited)                             $197,448,091         $(1,514,366)     $(79,280,465)
                                          ============         ===========      ============

     The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------

                                                        For the Nine Months
                                                         Ended September 30,
                                                        1996         1995
                                                           (Unaudited)
Cash flows from operating activities:
  Net loss                                          $(13,708,946)  $(27,907,121)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                     18,378,035     13,079,041
    Option plan compensation                           2,727,223      9,809,105
    Program rights amortization                        1,080,430      1,291,754
    Provision for doubtful accounts                      799,753        653,602
    Deferred income taxes                                      -       (960,000)
    Loss on sale of assets                                61,392         98,556
    Extraordinary loss on write-off of loan costs              -     10,625,727
    Increase in accounts receivable                   (5,622,924)    (1,257,071)
    Decrease (increase) in prepaid expenses and
      other current assets                            (1,859,823)        21,432
    Increase in intangible assets                              -     (1,200,000)
    Decrease (increase) in other assets                6,727,610     (1,056,165)
    Increase in accounts payable and accrued
      liabilities                                      7,362,422        907,249
    Increase in accrued interest                       6,436,406         16,797
                                                    ------------   ------------
      Net cash provided by operating activities       22,381,578      4,122,906
                                                    ------------   ------------

Cash flows from investing activities:
  Acquisitions of broadcast properties              (146,040,428)   (53,847,917)
  Increase in deposits on broadcast properties        (8,427,000)    (2,660,000)
  Proceeds from sale of fixed assets                     228,279        716,820
  Increase in investments in broadcast properties    (22,773,992)   (28,763,671)
  Purchase of property and equipment                 (22,931,929)   (18,864,364)
                                                    ------------   ------------
      Net cash used in investing activities         (199,945,070)  (103,419,132)
                                                    ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock             164,800,000              -
  Issuance expenses of common stock sale             (10,000,000)             -
  Proceeds from note payable to related party                  -      1,200,000
  Proceeds from long-term debt                        17,700,000    317,539,000
  Payments of long-term debt                         (28,071,481)  (169,639,157)
  Payments of loan origination costs                           -    (13,032,399)
  Proceeds from exercise of common stock options         489,149         69,084
  Repayments of stock subscription notes receivable       98,214          5,833
  Payments for program rights                         (1,150,659)      (472,335)
                                                    ------------   ------------
      Net cash provided by financing activities      143,865,223    135,670,026
                                                    ------------   ------------

Increase (decrease) in cash and cash equivalents     (33,698,269)    36,373,800
                                                    ------------   ------------

Cash and cash equivalents at beginning of period      68,070,990     21,571,658
                                                    ------------   ------------

Cash and cash equivalents at end of period          $ 34,372,721   $ 57,945,458
                                                    ============   ============



          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

-------------------------------------------------------------------------------


                                                          For the Nine Months
                                                          Ended September 30,
                                                          1996           1995
                                                              (Unaudited)

Supplemental disclosures of cash flow
information:
  Cash paid for interest                                 $14,694,387  $8,188,957
                                                         ===========  ==========
  Cash paid for income taxes                             $         -  $        -
                                                         ===========  ==========
Non-cash operating and financing activities:
  Accretion of discount on senior subordinated notes     $   209,209  $        -
                                                         ===========  ==========
  Issuance of common stock for Cookeville partner buyout $         -  $1,200,000
                                                         ===========  ==========
  Issuance of common stock for Todd Communications
    acquisition                                          $ 1,535,106  $        -
                                                         ===========  ==========
  Note payable incurred for WOCD acquisition             $ 1,650,000  $        -
                                                         ===========  ==========
  Dividends accreted on redeemable preferred stock       $ 6,175,339  $5,507,650
                                                         ===========  ==========
  Accretion on redeemable securities                     $ 3,701,787  $3,613,830
                                                         ===========  ==========
  Trade and barter revenue                               $ 2,728,554  $2,353,098
                                                         ===========  ==========
  Trade and barter expense                               $ 2,048,538  $2,081,962
                                                         ===========  ==========

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of September 30, 1996 and for the nine and three month periods ended September 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1995. The composition of accounts has changed to reflect the sale of Class A common stock and the operations of acquisitions discussed below.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes, and discussions should be read in conjunction with the December 31, 1995 financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, and the definitive proxy statement for the annual meeting of stockholders held May 16, 1996, all of which were filed with the United States Securities and Exchange Commission. Also, in connection with the April 3, 1996 sale of 13.5 million shares of Class A common stock by the Company and others, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on January 26, 1996 which, as amended, was declared effective March 28, 1996. In connection with the sale of 150,000 shares of 12 1/2% Cumulative Exchangeable Preferred Stock, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission on August 15, 1996 which, as amended, was declared effective September 30, 1996. The sale of the related shares of exchangeable preferred stock was consummated on October 4, 1996. The Company used a portion of the proceeds of the exchangeable preferred stock sale to redeem the Senior preferred stock and the Series B preferred stock. The pro forma effect of the exchangeable preferred stock sale and redemption of the Senior preferred stock and Series B preferred stock has been presented in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company has engaged the services of an investment banking firm to advise it on strategic alternatives with regard to its network-affiliated television operations in the West Palm Beach, Florida market. Such alternatives may include the possible sale or exchange of these assets. The Company has received a verbal expression of interest in making an offer to acquire these operations for approximately $120 million. There can be no assurance that this expression of interest will result in an offer being made, or an acceptable contract or eventual sale closing.

This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements which involve risks and uncertainties and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, fluctuations in the Company's quarterly activities and results of operations, the risks inherent in the Company's business as well as other factors discussed in this Form 10-Q or in the documents incorporated by reference herein.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since its inception in 1991, the Company has grown primarily through the acquisition or management of radio and television broadcast stations and radio networks, as well as the subsequent improvement of these properties' operations. Certain of the Company's radio and television stations were and continue to be operated under time brokerage agreements for various periods. Under time brokerage agreements, the stations' operating revenues and expenses are controlled by the Company and are included in the consolidated statement of operations in the financial statements. The Company operates three business segments: (1) the Infomall TV Network ("inTV"), a nationwide network of owned, operated or affiliated television stations dedicated to the airing of long form paid programming, consisting primarily of infomercials;
(2) Paxson Radio, consisting of radio broadcasting stations, radio news and sports networks and billboard operations; and (3) Paxson Network-Affiliated Television, consisting of network-affiliated television broadcasting stations in West Palm Beach, Florida. The broadcast properties currently owned, operated or affiliated with the Company are listed below:


INFOMALL TV NETWORK                     COMMENCEMENT
TV MARKET SERVED (1)         STATION    OF OPERATIONS   OWNERSHIP
------------------------------------------------------------------------------

  New York, NY               WHAI-TV       1996          Owned
  Los Angeles, CA            KZKI-TV       1995          Owned
  Philadelphia, PA           WTGI-TV       1995          Owned
  San Francisco, CA          KLXV-TV       1995          Owned
  Boston, MA                 WGOT-TV       1995          Owned
  Washington, D.C.           WSHE-TV       1996          Owned
  Dallas,TX (2)(3)           Channel 68    1996          Owned
  Atlanta, GA                WTLK-TV       1994          Owned
  Atlanta, GA                WNGM-TV       1996          Time Brokerage
  Houston, TX                KTFH-TV       1995          Owned
  Cleveland, OH              WOAC-TV       1995          Time Brokerage
  Cleveland, OH              WAKC-TV       1996          Owned
  Minneapolis, MN            KXLI-TV       1996          Owned
  Tampa, FL                  WFCT-TV       1994          Time Brokerage
  Miami, FL                  WCTD-TV       1994          Time Brokerage
  Phoenix,AZ                 KWBF-TV       1996          Owned
  Denver, CO                 KUBD-TV       1995          Owned
  Sacramento, CA             KCMY-TV       1995          Time Brokerage
  St. Louis, MO              WCEE-TV       1996          Owned
  Orlando, FL                WIRB-TV       1994          Time Brokerage
  Hartford, CT (4)           WTWS-TV       1995          Owned
  Raleigh, NC (5)            WRMY-TV       1996          Time Brokerage
  Milwaukee, WI              WHKE-TV       1996          Time Brokerage
  Salt Lake City, UT (2)(7)  KZAR-TV       1996          Time Brokerage
  Grand Rapids, MI (2)(3)    WJUE-TV       1996          Time Brokerage
  Oklahoma City, OK          KMNZ-TV       1996          Owned
  Greensboro, NC             WAAP-TV       1996          Owned
  Birmingham, AL             WNAL-TV       1996          Time Brokerage
  Albany, NY                 WOCD-TV       1996          Owned
  Dayton, OH                 WTJC-TV       1995          Owned
  Tulsa, OK (2)(3)           KGLB-TV       1996          Owned
  San Juan, Puerto Rico      WSJN-TV       1996          Owned
  Ponce, Puerto Rico         WKPV-TV       1996          Owned
  San Sebastian, Puerto Rico WJWN-TV       1996          Owned
  Philadelphia, PA           WTVE-TV       1996          Affiliate
  Indianapolis, IN           WIIB-TV       1996          Affiliate
  Norfolk, VA                WJCB-TV       1995          Affiliate
  Fresno, CA                 KGMC-TV       1996          Affiliate



PAXSON RADIO                                         COMMENCEMENT
RADIO MARKET SERVED (1) STATION       FORMAT         OF OPERATIONS  OWNERSHIP
-------------------------------------------------------------------------------

   Miami, FL            WLVE-FM       Smooth Jazz         1993      Owned
                        WZTA-FM       Active Rock         1992      Owned
                        WINZ-AM       News                1992      Owned
                        WPLL-FM       Modern AC           1996      Time Brokerage
                        WFTL-AM       Hot Talk            1995      Owned
                        WSRF-AM       Block/Long-Form     1996      Time Brokerage
                        WIOD-AM       Talk/Sports/Ent     1996      Owned
   Tampa, FL            WHPT-FM       Rock AC             1991      Owned
                        WSJT-FM       Smooth Jazz         1995      Owned
                        WHNZ-AM       News                1991      Owned
                        WZTM-AM       Sports              1994      Owned
   Orlando, FL          WMGF-FM       Soft AC             1992      Owned
                        WJRR-FM       Active Rock         1992      Owned
                        WSHE-FM       Modern AC           1996      Owned
                        WTKS-FM       Hot Talk            1996      Time Brokerage(6)
                        WWNZ-AM       News                1992      Owned
                        WQTM-AM       Sports              1994      Owned
   Jacksonville, FL     WROO-FM       Country             1991      Owned
                        WPLA-FM       Rock Alternative    1992      Owned
                        WFSJ-FM       Smooth Jazz         1996      Owned
                        WNZS-AM       Sports              1993      Owned
                        WZNZ-AM       News                1992      Owned
                        WTLK-FM       Hot Talk            1996      Time Brokerage
   Pensacola, FL        WYCL-TV       Rock Alternative    1996      Owned
                        WTKX-FM       Album Oriented Rock 1996      Owned
   Tallahassee, FL      WSNI-FM       Oldies              1996      Owned
                        WXSR-FM       Active Rock         1996      Owned
                        WJZT-FM       Hot AC              1996      Owned
                        WTNT-FM       Country             1996      Owned
                        WNLS-AM       Sports              1996      Owned
   Panama City, FL      WPBH-FM       Soft AC             1996      Owned
                        WPAP-FM       Country             1996      Owned
                        WFSY-FM       Hot AC              1996      Owned
                        WSHF-FM       Big Band            1996      Owned
                        WDIZ-AM       Smooth Jazz         1996      Owned
  Cookeville, TN        WGSQ-FM       Country             1994      Owned
                        WPTN-AM       Talk                1994      Owned
                        WHUB-FM       Adult Contemporary  1996      Owned
                        WHUB-AM       Country             1996      Owned

RADIO NETWORK
-------------
Alabama Radio Network                 News                1995      Owned
Florida Radio Network                 News                1993      Owned
Tennessee Radio Network               News                1994      Owned
University of Florida Sports Network  Sports              1994      Owned
University of Miami Sports Network    Sports              1995      Owned
Penn State Sports Network             Sports              1994      Owned


BILLBOARD PROPERTIES
The Company currently owns 457 billboard faces in Florida, including 172 faces in the Tampa, Florida market and 285 faces in the Orlando, Florida market.


PAXSON NETWORK-AFFILIATED TELEVISION                               COMMENCEMENT
TV MARKET SERVED (1)                    STATION    AFFILIATION    OF OPERATIONS    OWNERSHIP
----------------------------------------------------------------------------------------------
  West Palm Beach, FL                   WPBF-TV       ABC             1994          Owned
                                        WTVX-TV       Warner/UPN      1995     Time Brokerage

     (1) Each station is licensed by the Federal Communications Commission ("FCC") to serve a specific community, which is included in the listed market.

     (2) Station is currently under construction or presently not operational.

     (3) The Company owns 49% and has an option to acquire the remaining 51% upon completion of construction.

     (4) To be operated pursuant to a time brokerage agreement upon completion of an FCC-required restructuring of the Company's investment in such station in connection with the Company's acquisition of WHAI-TV.

     (5) The Company has an option to acquire a 40% ownership interest in WRMY-TV.

     (6) Operated pursuant to a time brokerage agreement. The Company has a contract to acquire the station for $25 million upon completion of Federal Trade Commission and FCC review and approval.

     (7) The Company has an option to acquire a 50% ownership interest in KZAR-TV.


In August 1996, the Company purchased the assets of Boardworks Outdoor Advertising Company, Inc. for approximately $1.3 million.

In August 1996, the Company purchased the assets of WHUB-FM and WHUB-AM for approximately $3.8 million.

In August 1996, the Company purchased a 50% ownership interest in WSJN-TV, WKPV-TV and WJWN-TV for approximately $4 million. These stations are currently operated under a time brokerage agreement. The Company is currently negotiating the purchase of the remaining 50% ownership of these stations for approximately $7 million.

In September 1996, the Company purchased the assets of WSIT-LP for approximately $1.5 million. This "low power" station will be utilized to simulcast the signal of the Company's WSHE-TV station.

In September 1996, the Company purchased the assets of WSNI-FM, WTNT-FM, WJZT-FM (formerly WTPS-FM), WXSR-FM, WNLS-AM, WYCL-FM (formerly WOWW-FM), WTKX-FM, WPAP-FM and WPBH-FM for approximately $21.3 million.

In September 1996, the Company purchased the assets of WDIZ-AM (formerly WGNE-AM), WFSY-FM and WSHF-FM (formerly WEBZ-FM) for approximately $2.8 million.

In September 1996, the Company loaned $8 million to WNAL-TV and began operating the station pursuant to a time brokerage agreement pending completion of the acquisition of the station for $10 million currently scheduled for January 1997.

In September 1996, the Company purchased KXLI-TV for approximately $12 million.

In September 1996, the Company financed the purchase of WMTO-FM in Panama City, Florida by DP Media, Inc., which is beneficially owned by a member of Mr. Paxson's family, for aggregate consideration of $500,000. The Company has recorded a note receivable from DP Media, Inc. which bears interest at 10% and is payable on demand.

In September 1996, the Company began operating WTLK-FM (formerly WPVJ-FM) pursuant to a time brokerage agreement pending completion of the acquisition for $4 million.

The Company has loaned an aggregate of $5 million to KCMY-TV and began operating the station pursuant to a time brokerage agreement on October 1, 1996 pending completion of the acquisition of the station for $17 million.

In October 1996, the Company purchased WIOD-AM and WSHE-FM (formerly WDIZ-FM) and KMNZ-TV for approximately $14 million, $22 million and $6.5 million, respectively.

In October 1996, the Company purchased WRAP-LP for approximately $1.3 million. This "low power" station will be utilized to simulcast the signal of the Company's WGOT-TV station.

In October 1996, the Company financed the acquisition of 48 acres of land located in Orange County, Florida, through a $4.5 million secured loan which matures March 1998. In connection with such financing, the Company was granted an option to acquire easements on such property, for a price of $1.5 million payable through the forgiveness of an equivalent principal amount of the loan, to construct 18 billboard faces.

The Company's operating results throughout the periods discussed have been impacted significantly by the timing and mix of radio, television and inTV acquisitions. Operating revenues are derived from the sale of advertising to local and national advertisers. The Company's primary operating expenses involved in owning and operating Paxson Radio and Paxson Network-Affiliated Television are syndicated program rights fees, commissions on revenues, employee salaries, news gathering, promotion and administrative expenses. Comparatively, operation of an inTV station involves low operating expenses relative to traditional television station operation. As a result, the Company's inTV stations usually contribute to operating profit within a short time frame. The costs of operating an inTV station do not vary significantly with revenue, with the exception of costs associated with sales commissions and agency fees. As such, upon obtaining a certain level of revenue sufficient to cover fixed costs, additional revenue levels have a significant impact on the operating results of an individual inTV station.

The Company currently expects to continue acquiring additional stations which may have similar effects on the comparability of revenues, operating expenses, interest expense and operating cash flow as those described above.

The Company's past results are not necessarily indicative of future performance due to various risks and uncertainties which may significantly reduce revenues and increase operating expenses. For example, a reduction in expenditures by radio and television advertisers in the Company's markets may result in lower revenues. The Company may be unable to reduce expenses, including certain variable expenses, in an amount sufficient in the short term to offset lost revenues caused by poor market conditions. The Company's television stations are dependent upon "must carry" regulations for carriage on cable systems in each market. The constitutionality of "must carry" regulations is currently being litigated in the U.S. Supreme Court and if such regulations were invalidated, the Company could suffer decreased revenues or increased carriage expenses if the Company's stations lose cable carriage or find it necessary to pay cable systems for carriage. The broadcasting industry continues to undergo rapid technological change which may increase competition within the Company's markets as new delivery systems, such as direct broadcast satellite and computer networks, attract customers. The changing nature of audience tastes and viewing and listening habits may affect the continued attractiveness of the Company's broadcasting stations to advertisers, upon whom the Company is dependent for its revenue.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair value of the Company's investments in broadcast properties and programming rights payable were based upon the net present value of applicable estimated future cash flows using a discounted rate approximating market rates. The fair values of the Company's long-term debt and the senior subordinated notes were estimated based on market rates and instruments with similar risks and maturities. The fair value estimates presented are based on pertinent information available to management as of September 30, 1996. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of the Company's financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.


                                        STATEMENTS OF OPERATIONS

                                  FOR THE NINE MONTHS    FOR THE THREE MONTHS
                                   ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                   1996        1995        1996       1995
                                   ----        ----        ----       ----
 Revenues                        100.0%       100.0%      100.0%     100.0%
 Operating Expenses:
  Direct                          22.6%        24.6%       23.1%      22.3%
  Programming                     11.2         13.1        11.9       12.6
  Sales and promotion              8.3          9.5         9.0        8.4
  Technical                        5.1          5.1         5.5        5.6
  General and administrative      20.5         22.2        21.1       21.8
  Trade and barter                 1.9          2.9         1.7        3.3
  Time brokerage agreement fees    5.5          1.1         7.3        0.8
  Sport rights fees                1.1          2.1         1.1        1.8
  Option plan compensation         2.5         13.7         1.1        1.5
  Program rights amortization      1.0          1.8         0.9        1.9
  Depreciation and amortization   16.7         18.4        16.6       18.5
                                 -----        -----       -----      -----

Total operating expenses          96.4        114.5        99.3       98.5
                                 -----        -----       -----      -----

Income (loss) from operations      3.6        -14.5         0.7        1.5
                                 -----        -----       -----      -----

Other income (expense):
  Interest expense               -20.4        -12.2       -18.1      -14.1
  Interest income                  4.9          1.2         3.4        1.0
  Other income, net               -0.6            -        -0.2       -0.1
                                 -----        -----       -----      -----

Loss before income tax benefit   -12.5        -25.5       -14.2      -11.7
                                 -----        -----       -----      -----

Income tax benefit                   -          1.3           -        1.2
                                 -----        -----       -----      -----

Loss before extraordinary item   -12.5%       -24.2%      -14.2%     -10.5%
                                 -----        -----       -----      -----

The following sets forth, for the periods indicated, selected information for the Company's business segments:

                                   As of and for the nine        As of and for the three
                                 months ended September 30,     months ended September 30,
                                     1996            1995            1996           1995
                                     ----            ----            ----           ----
INFOMALL TV NETWORK
Total revenue                   $ 41,918,555    $ 19,055,392    $ 14,591,515     $  8,329,700
Operating expenses, less
 depreciation, amortization
 and option plan compensation     23,216,124      10,643,262       8,733,515        4,426,943
Depreciation and amortization      7,592,973       3,214,841       3,154,920        1,140,613
Option plan compensation              10,854               -           3,616                -
                                ------------    ------------    ------------     ------------
Income (loss) from operations   $ 11,098,604    $  5,197,289    $  2,699,464     $  2,762,144
                                ============    ============    ============     ============
Operating cash flow             $ 20,621,000    $  9,120,000    $  6,633,000     $  4,102,000
                                ============    ============    ============     ============
Total identifiable assets       $214,739,495    $ 89,455,069    $214,739,495     $ 89,455,069
                                ============    ============    ============     ============
Capital expenditures            $ 12,237,344    $  4,466,582    $  5,699,792     $  3,581,213
                                ============    ============    ============     ============

PAXSON RADIO
Total revenue                   $ 52,481,390    $ 39,526,546    $ 20,854,445     $ 14,404,734
Operating expenses, less
 depreciation, amortization
 and option plan compensation     41,953,024      32,858,027      16,868,997       11,432,097
Depreciation and amortization      7,681,352       6,714,087       2,381,541        2,578,883
Option plan compensation             381,357       1,628,000         127,106           67,000
                                ------------    ------------    ------------     ------------
Income (loss) from operations   $  2,465,657    $ (1,673,568)   $  1,476,801     $    326,754
                                ============    ============    ============     ============
Operating cash flow             $ 12,411,000    $  7,295,000    $  5,399,000     $  3,087,000
                                ============    ============    ============     ============
Total identifiable assets       $123,716,563    $ 70,254,836    $123,716,563     $ 70,254,836
                                ============    ============    ============     ============
Capital expenditures            $  2,911,853    $  8,474,741    $  1,466,819     $  4,383,561
                                ============    ============    ============     ============

PAXSON NETWORK-AFFILIATED TELEVISION
Total revenue                   $ 14,022,574    $ 11,236,018    $  4,326,304     $  3,929,050
Operating expenses, less
 depreciation, amortization
 and option plan compensation     12,255,042       8,299,345       4,163,037        3,040,864
Depreciation and amortization      2,148,175       2,664,011         683,055        1,091,898
Option plan compensation                   -               -               -                -
                                ------------    ------------    ------------     ------------
Income (loss) from operations   $   (380,643)   $    272,662    $   (519,788)    $   (203,712)
                                ============    ============    ============     ============
Operating cash flow             $  3,366,000    $  3,467,000    $    644,000     $  1,127,000
                                ============    ============    ============     ============
Total identifiable assets       $ 39,068,243    $ 54,139,779    $ 39,068,243     $ 54,139,779
                                ============    ============    ============     ============
Capital expenditures            $    826,739    $  2,287,669    $    (55,020)    $    764,261
                                ============    ============    ============     ============

CORPORATE AND OTHER
Total revenue                   $  1,079,003    $  1,705,761    $    358,992     $    503,885
Operating expenses, less
 depreciation,amortization
 and option plan compensation      7,072,281       7,177,370       3,006,691        2,432,833
Depreciation and amortization        955,535         486,101         421,590          213,390
Option plan compensation           2,335,012       8,181,105         304,584          337,976
                                ------------    ------------    ------------     ------------
Income (loss) from operations   $ (9,283,825)   $(14,138,815)   $ (3,373,873)    $ (2,480,314)
                                ============    ============    ============     ============
Operating cash flow             $ (5,994,000)   $ (4,323,000)   $ (2,648,000)    $ (1,721,000)
                                ============    ============    ============     ============
Total identifiable assets       $ 68,215,552    $ 70,079,790    $ 68,215,552     $ 70,079,790
                                ============    ============    ============     ============
Capital expenditures            $  6,955,993    $  3,635,372    $  1,884,234     $    545,852
                                ============    ============    ============     ============

CONSOLIDATED
Total revenue                   $109,501,522    $ 71,523,717    $ 40,131,256     $ 27,167,369
Operating expenses, less
 depreciation,amortization
 and option plan compensation     84,496,471      58,978,004      32,772,240       21,332,737
Depreciation and amortization     18,378,035      13,079,040       6,641,106        5,024,784
Option plan compensation           2,727,223       9,809,105         435,306          404,976
                                ------------    ------------    ------------     ------------
Income (loss) from operations   $  3,899,793    $(10,342,432)   $    282,604     $    404,872
                                ============    ============    ============     ============
Operating cash flow             $ 30,404,000    $ 15,559,000    $ 10,028,000     $  6,595,000
                                ============    ============    ============     ============
Total identifiable assets       $445,739,853    $283,929,474    $445,739,853     $283,929,474
                                ============    ============    ============     ============
Capital expenditures            $ 22,931,929    $ 18,864,364    $  8,995,825     $  9,274,887
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

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Consolidated revenues for the nine months ended September 30, 1996 increased 53% (or $38 million) to $109.5 million from $71.5 million for the nine months ended September 30, 1995. This increase was primarily due to new television station acquisitions and time brokerage operations ($20.9 million), new radio stations ($8.4 million) and increased revenues from existing television stations ($4.8 million) and radio stations ($5.8 million).

Operating expenses for the nine months ended September 30, 1996 increased 29% (or $23.7 million) to $105.6 million from $81.9 million for the nine months ended September 30, 1995. The increase was due to higher direct expenses such as commissions which rise in proportion to revenues ($7.1 million), other non-direct costs of operating new television stations ($5.4 million) and radio stations ($4.2 million), increased non-direct costs of network-affiliated television operations ($2.0 million) which is primarily due to the addition of WTVX, higher depreciation and amortization related to assets acquired ($5.3 million), and increased time brokerage agreement fees ($5.2 million), all of which were partially offset by lower option plan compensation costs ($7.1 million).

Operating cash flow for the nine months ended September 30, 1996 increased 95% (or $14.8 million) to $30.4 million, from $15.6 million for the nine months ended September 30, 1995. The increase in operating cash flow was primarily a result of television station acquisitions and time brokerage operations ($8.4 million), new radio stations ($1.8 million) and improved performance of existing television ($2.2 million) and radio stations ($3.4 million).

Interest expense for the nine months ended September 30, 1996 increased to $22.4 million from $8.7 million for the nine months ended September 30, 1995, an increase of 156% primarily due to a greater level of debt throughout the period and higher borrowing rates. As a result of acquisitions, at September 30, 1996, total long-term debt and senior subordinated notes were $231.8 million, compared with the balance of $230.3 million outstanding a year prior. The September 30, 1995 balance reflects the private sale of $230 million of 11 5/8% Senior Subordinated Notes at a discount netting $227.3 million before transaction costs on September 28, 1995.

Interest income for the nine months ended September 30, 1996 increased to $5.4 million from $.9 million, primarily due to greater levels of cash and cash equivalents invested throughout the period primarily as a result of the receipt of the proceeds of the April 1996 common stock sale.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Consolidated revenues for the three months ended September 30, 1996 increased 48% (or $12.9 million) to $40.1 million from $27.2 million for the three months ended September 30, 1995. This increase was primarily due to new television station acquisitions and time brokerage operations ($4.7 million), new radio stations ($4.3 million) and increased revenues from existing television stations ($2.1 million) and radio stations ($2.9 million).

Operating expenses for the three months ended September 30, 1996 increased 49% (or $13.0 million) to $39.8 million from $26.8 million for the three months ended September 30, 1995. The increase was due to higher direct expenses such as commissions which rise in proportion to revenues ($3.2 million), other non-direct costs of operating new television stations ($2.0 million) and radio stations ($2.5 million), increased non-direct costs of network-affiliated television operations ($.7 million) which is primarily due to the addition of WTVX, higher depreciation and amortization related to assets acquired ($1.6 million), and increased time brokerage agreement fees ($2.7 million).

Operating cash flow for the three months ended September 30, 1996 increased 52% (or $3.4 million) to $10.0 million, from $6.6 million for the three months ended September 30, 1995. The increase in operating cash flow was primarily a result of television station acquisitions and time brokerage operations ($.3 million), new radio stations ($.7 million) and improved performance of existing television ($1.6 million) and radio stations ($1.7 million).

Interest expense for the three months ended September 30, 1996 increased to $7.3 million from $3.8 million for the three months ended September 30, 1995, an increase of 90% primarily due to a greater level of debt throughout the period and higher borrowing rates. As a result of acquisitions, at September 30, 1996, total long-term debt and senior subordinated notes were $231.8 million, compared with the balance of $230.3 million outstanding a year prior. The September 30, 1995 balance reflects the private sale of $230 million of 11 5/8% Senior Subordinated Notes at a discount netting $227.3 million before transaction costs on September 28, 1995.

Interest income for the three months ended September 30, 1996 increased to $1.4 million from $.3 million, primarily due to greater levels of cash and cash equivalents invested throughout the period primarily as a result of the receipt of the proceeds of the April 1996 common stock sale.

LIQUIDITY AND CAPITAL RESOURCES

On October 4, 1996, the Company completed an offering ("the Offering") of 150,000 shares of Exchangeable preferred stock, resulting in gross proceeds of $150 million before transaction costs. Total issuance costs (including those prepaid) are approximately $6.2 million, resulting in net proceeds of approximately $143.8 million. A portion of the Offering proceeds was used by the Company to redeem the outstanding Senior preferred stock and Series B preferred stock aggregating approximately $28.5 million. The remaining proceeds from the Offering will be utilized to fund the acquisitions discussed below along with related capital requirements. The Company may also borrow under its senior credit facility should additional funds for acquisitions or capital expenditures be required. The completion of each of the acquisitions discussed below is subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that any of such acquisitions will be completed.

The following table sets forth the actual and pro forma cash and capitalization of the Company as of September 30, 1996. Pro forma capitalization gives effect to (i) the consummation of the Offering; and (ii) the redemption of the Senior preferred stock and Series B preferred stock.

                                                  As of September 30,
                                                          1996
                                                ------------------------
                                                 Actual         Proforma
                                                 ------         --------
                                                    (in thousands)
Cash and cash equivalents                       $ 34,373        $149,667
                                                ========        ========

Long-term debt (including current maturities)   $  4,193        $  4,193
Senior subordinated notes, net (1)               227,584         227,584
                                                --------        --------
                                                 231,777         231,777
                                                --------        --------
Redeemable Senior Preferred Stock (2)             19,192           -
Redeemable Series B Preferred Stock (2)            3,309           -
Redeemable Junior Preferred Stock                 35,435          35,435
Redeemable Exchangeable Preferred Stock            -             143,750
Class A Common Stock                                  39              39
Class B Common Stock                                   8               8
Class C Common Stock                               -               -
Class A and B Common Stock Warrants                6,863           6,863
Class C Common Stock Warrants                      4,282           4,282
Stock subscription notes receivable                  (18)            (18)
Additional paid-in capital                       197,448         197,448
Deferred option plan compensation                 (1,514)         (1,514)
Accumulated deficit (3)                          (79,280)        (85,235)
                                                --------        --------
     Total capitalization                       $417,541        $532,835
                                                ========        ========


(1)  Net of issue discount.
(2)  Reflects redemption concurrent with the completion of the offering.
(3) Reflects additional accretion and dividends in connection with redemption of Senior preferred stock and Series B preferred stock.

The Company's working capital at September 30, 1996 and December 31, 1995 was $33.4 million and $74.3 million, respectively, and the ratio of current assets to current liabilities was 2.21:1 and 6.37:1 on such dates, respectively. Working capital decreased primarily due to the acquisitions previously discussed.

Cash provided by (used in) operations of $22.4 million and $4.1 million for the nine months ended September 30, 1996 and 1995, respectively, reflects the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense and increases in other assets. Cash used for investing activities primarily reflects the acquisitions and investments discussed above, and purchases of equipment for these and existing properties. Cash provided by financing activities primarily reflects the proceeds from the Offering and long term debt borrowings net of debt repayments. In addition, the Company has advanced $1,350,000 to The Christian Network, Inc.

("CNI") during the nine months ended September 30, 1996 under a demand note bearing interest at the prime rate (currently 8.25%). At September 30, 1996 the Company had total advances to CNI outstanding of approximately $2.5 million, which has been included in investments in broadcast properties. Non-cash activity relates to option plan compensation, stock issued for the WFSJ-FM acquisition, a note payable incurred with the WOCD-TV acquisition, reciprocal trade and barter advertising revenue and expense and accretion of discount on senior subordinated notes, as well as dividends and accretion on the redeemable preferred stock and common stock warrants.

The Company has engaged the services of an investment banking firm to advise it on strategic alternatives with regard to its network-affiliated television operations in the West Palm Beach, Florida market. Such alternatives may include the possible sale or exchange of these assets. The Company has received a verbal expression of interest in making an offer to acquire these operations for approximately $120 million. There can be no assurance that this expression of interest will result in an offer being made, or an acceptable contract or eventual sale closing.

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


The Company believes that it will require additional financing to consummate the acquisitions discussed below (including the expected capital expenditures associated therewith), and to meet its anticipated short term and long term working capital requirements for its existing properties. The Company presently has available to it the full $100 million in borrowing capacity under the Senior Facility. The Company has received underwriting commitments to increase its borrowing capacity under the Senior Facility to $200 million. The Company has completed the negotiation and expects to enter into an amended and restated credit facility, to reflect such change, but there can be no assurance that the Company will be able to borrow under the amended facility. The failure to raise funds necessary to finance the Company's future cash requirements could adversely affect the Company's ability to pursue its business strategy. The Company's television stations are dependent upon "must carry" regulations for carriage on cable systems in each market. The constitutionality of "must carry" regulations is currently being litigated in the U.S. Supreme Court and if such regulations were invalidated, the Company could suffer decreased revenues or increased carriage expenses if the Company's stations lose cable carriage or find it necessary to pay cable systems for carriage. In addition, should the Company suffer a significant impairment to its cash flow from operations due to the occurrence of one or more adverse events, its liquidity could become insufficient on a short term basis due to diminished borrowing capacity under the Senior Facility and, on a long term basis, the Company could have insufficient resources to repay indebtedness under the Senior Facility or the senior subordinated notes when due.

ACQUISITION COMMITMENTS

The Company has agreements to purchase significant assets of, or to enter into time brokerage arrangements with respect to, the following properties, which are subject to various conditions, including the receipt of regulatory approvals:


Property                     Market Served (1)         Purchase Price
-----------------------      ----------------------    --------------
Infomall TV Network:
KCMY-TV                      Sacramento, CA (2)        $17,000,000
WHRC-TV                      Boston, MA                $15,000,000
KAJW-TV                      Phoenix, AZ               $12,000,000
WNAL-TV                      Birmingham, AL (3)        $10,000,000
KBCB-TV                      Seattle, WA               $ 8,000,000
KOOG-TV                      Salt Lake City, UT        $ 7,700,000
WSJN-TV,WKPV-TV,WJWN-TV      Puerto Rico (4)           $ 7,000,000
WHBI-TV                      West Palm Beach,FL (5)(6) $ 3,000,000
KVUT-TV                      Little Rock (5)           $ 2,500,000
WOST-TV                      Providence, RI (5)(7)     $ 1,000,000
KGLB-TV                      Tulsa, OK (8)             $   421,000

Paxson Radio:
WSHE-FM,WSRF-AM              Ft. Lauderdale, FL (9)    $57,500,000
WKES-FM                      Tampa, FL                 $35,323,000
WTKS-FM                      Orlando, FL (10)          $25,000,000
WTLK-FM                      Jacksonville, FL (10)     $ 4,000,000



(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.

(2) The Company has loaned an aggregate of $5 million to KCMY-TV and began operating the station pursuant to a time brokerage agreement on October 1, 1996 pending completion of the acquisition of the station for $17 million.

(3) In September 1996, the Company loaned $8,000,000 to WNAL-TV and began operating the station pursuant to a time brokerage agreement pending completion of the acquisition of the station for $10 million currently scheduled for January 1997.

(4) The Company has purchased a 50% ownership interest in these stations which are currently operated under a time brokerage agreement and is negotiating the purchase of the remaining 50%.

(5)  Station is currently under construction or not operating.

(6) Pending inTV affiliate. The Company has advanced approximately $2.3 million through September 30, 1996 on this property.

(7) The Company will acquire 50% ownership interest and has committed to loan up to $3 million for capital improvements and relocation of the station's tower.

(8) The Company has acquired a 49% interest in this property, amount represents purchase price for the remaining 51%.

(9) Purchase price includes a cash payment of $47.5 million and $10 million of Company common stock. The Company began operating the stations pursuant to a time brokerage agreement on May 1, 1996 and anticipates completing the purchase in January 1997.

(10) The Company began operating WTKS-FM pursuant to a time brokerage agreement on June 17, 1996 and will acquire the station upon completion of Federal Trade Commission and FCC review and approval. The Company began operating WTLK-FM (formerly WPVJ-FM) pursuant to a time brokerage agreement on September 25, 1996 pending completion of the acquisition of the station.

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


Exhibit No.     Description
-----------     -----------
3.1.1           Certificate of Incorporation of the Company**

3.1.2           The Company's Certificate of Designations of the
                Company's 15% Cumulative Compounding Redeemable Preferred
                Stock*

3.1.3           The Company's Certificate of Designations of the
                Company's Series B 15% Cumulative Compounding Redeemable
                Preferred Stock**

3.1.4           The Company's Certificate of Designations of the
                Company's Junior Cumulative Compounding Redeemable Preferred
                Stock**

3.1.5           The Company's Certificate of Designations of the
                Company's 12 1/2% Cumulative Exchangeable Preferred Stock ****

3.1.6           Bylaws of the Company***

4.1             Form of Stock Certificate of Class A Common Stock*

10.127 Asset purchase agreement, dated July 31, 1996, by and between Paxson Communications of Oklahoma City-62, Inc. and
                Aracelis Ortiz for Television Station KMNZ-TV, Oklahoma City,
                Oklahoma

10.128 Purchase agreement, dated July 31, 1996, by and among America 51, L.P., Paxson Communications of Phoenix-51, Inc., and Hector Garcia Salvatierra for Television Station Channel
                51, Tolleson, Arizona

10.129          Loan, Option and Related Transactions, dated August 19,
                1996, between Paxson Communications of Seattle-24, Inc. and
                World Television of Washington, L.L.C. for Television Station
                KBCB(TV), Bellingham, Washington

10.130          Stock Purchase and Related Transactions, dated August
                21, 1996, between Paxson Communications of Little Rock-42 Inc.,
                Leininger-Geddes Partnership and Channel 42 of Little Rock,
                Inc. for Television Station KVUT(TV), Little Rock, Arkansas

10.131 Asset purchase and sale agreement, dated August 27, 1996, between Intermart Broadcasting First Coast, Inc., and
                Paxson Broadcasting of Jacksonville, Limited Partnership for
                Radio Station WPVJ-FM of Ponte Vedra Beach, Florida

10.132 Purchase agreement, dated August 29, 1996, by and between Boardworks Outdoor Advertising Company, Inc., and
                Paxson Outdoor, Inc.



10.133 Asset purchase agreement, dated August 30, 1996, by and between Paxson Communications Television, Inc. and Alpha &
                Omega Communications,L.L.C. for Television Station KOOG-TV,
                Ogden, Utah

10.134 Loan agreement, dated September 6, 1996, by and between Ponce-Nicasio Broadcasting, A Limited Partnership and Paxson
                Communications of Sacramento-29, Inc. for Television Station
                KCMY-TV, Sacramento, California

10.135 Option agreement, dated September 6, 1996, by and between Ponce-Nicasio Broadcasting, A Limited Partnership and
                Paxson Communications of Sacramento for Television Station
                KCMY-TV, Sacramento, California

10.136 Asset purchase agreement, dated September 12, 1996, by and between The Moody Bible Institute of Chicago and Paxson
                Broadcasting of Tampa, Limited Partnership for Radio Station
                WKES-FM, St, Petersburg, Florida

10.137 Asset purchase agreement, dated September 27, 1996, by and between Channel 46 of Boston, Inc. and Massachusett
                Redevelopment Limited Liability Company for Television Station
                WHRC(TV), Norwell, Massachusetts

10.138 Easement agreement, dated October 9, 1996, by and between Kartworlds of Central Florida L.C. and Paxson Outdoor,
                Inc.

10.139 Contract for sale and purchase, dated October 22, 1996, between Southern Land Investors, LTD., and Paxson Outdoor, Inc.

10.139.1        Promissory note, dated October 22, 1996, between
                Southern Land Investors, LTD. and Paxson Outdoor, Inc.

10.139.2        Real estate mortgage, dated October 22, 1996, Southern
                Land Investors, Ltd. and Paxson Outdoor, Inc.

10.139.3 Assignment of rights under pre-annexation agreement, dated October 22, 1996, by and between Michael J. Grindstaff and Southern Land Investors, Ltd.

27              Financial Data Schedule (for SEC use only)


-------------------------
*               Filed with the Company's Registration Statement on Form
                S-4, filed September 26, 1994, Registration No. 33-84416 and incorporated herein by reference.

** Filed with the Company's Annual Report on Form 10-K, dated March 31, 1995 and incorporated herein by reference.

***             Filed with the Company's Registration Statement on Form
                S-1, as amended, filed January 26, 1996, Registration No.
                333-473 and incorporated herein by reference.

****            Filed with the Company's Registration Statement on Form
                S-3, as amended, filed August 15, 1996, Registration No.
                333-10267 and incorporated herein by reference.



     (b)  Reports on Form 8-K. None.

                       PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PAXSON COMMUNICATIONS CORPORATION




Date: November 13, 1996         By:  /s/ Lowell W. Paxson
                                    -------------------------------------
                                    Lowell W. Paxson
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer







Date: November 13, 1996       By:   /s/ Arthur D. Tek
                                    ------------------------------------
                                    Arthur D. Tek
                                    Vice President, Chief
                                    Financial Officer, Director