Form 10-K
period 1996-12-31
PAXSON COMMUNICATIONS CORP
filed 1997-04-01
CIK 923877

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

    The aggregate market value of voting stock held by non-affiliates as of March 27, 1997 is $149,560,000, computed by reference to the closing price for such shares on the American Stock Exchange.

    The number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 1997 are: 40,480,482 shares of Class A Common Stock $.001 par value, and 8,311,639 shares of Class B Common Stock, $.001 par value.
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 2, 1997.
================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Business....................................................    2
Properties..................................................   25
Legal Proceedings...........................................   27
Submission of Matters to Vote of Security Holders...........   27
Market for Registrant's Common Equity and Related
  Stockholder Matters.......................................   27
Selected Financial Data.....................................   28
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................   29
Financial Statements........................................   34
Changes in and Disagreements With Accountants on Accounting
  and Financial Disclosure..................................   34
Directors and Executive Officers of the Registrant..........   34
Executive Compensation......................................   34
Security Ownership of Certain Beneficial Owners and
  Management................................................   34
Certain Relationships and Related Transactions..............   34
Exhibits, Financial Statement Schedules, and Reports on Form
  8-K.......................................................   34

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Paxson Communications Corporation (the "Company") is a broadcasting company whose principal businesses consist of a group of television stations carrying its proprietary network, which broadcasts long form paid programming consisting primarily of infomercials ("inTV"), and a major radio station group operating primarily in Florida. In addition to the television station group, the Company owns an ABC network affiliated television station and operates a UPN/WB network affiliated television station pursuant to a time brokerage agreement, each in the West Palm Beach, Florida television market. The Company has entered into definitive agreements to sell its interests in these network affiliated television stations as well as its interests in television stations in Cleveland, Ohio, and Atlanta, Georgia, currently operated pursuant to time brokerage agreements. See "Recent Developments" below.

     The Company introduced the inTV network in January 1995 with four of the Company's television stations. The network has expanded rapidly and currently consists of 41 owned, operated pursuant to a time brokerage agreement or affiliated television stations. Upon completion of announced acquisitions and station sales the Company will have 46 owned, operated pursuant to a time brokerage agreement or affiliated television stations operating in 41 television markets, 24 of which are among the 30 largest in the United States. The Company expects to complete the announced acquisitions within the next year, subject to receipt of regulatory approvals.

     The Company owns 39 radio stations, 35 of which are located in Florida, including 23 stations which serve Florida's four largest radio markets. Upon completion of announced acquisitions, the Company will own a total of 43 radio stations, 24 of which will serve Florida's four largest radio markets. The Company expects to complete the announced radio station acquisitions by the end of 1997, subject to receipt of regulatory approvals.

     The Company was founded in 1991 by Lowell W. "Bud" Paxson. Mr. Paxson has been at the forefront of several innovative broadcasting concepts over the last decade, including his leadership role in the creation and early growth of electronic retailing as the creator and co-founder of Home Shopping Network, Inc. and Silver King Communications, Inc.

RECENT DEVELOPMENTS

     The Company has entered into definitive agreements to sell its interests in two network affiliated television stations serving the West Palm Beach, Florida market which currently comprise the Company's network affiliated television operations. The Company has agreed to sell WPBF-TV, an ABC network affiliated station, and to sell its interest in WTVX-TV, a UPN/WB network affiliated station operated pursuant to a time brokerage agreement, for aggregate consideration of $119 million. The Company's decision to sell its network affiliated television stations has resulted in the discontinuance of the network affiliated television segment for financial reporting purposes. The Company expects to complete these sales during the third quarter of 1997, subject to the receipt of all necessary regulatory and other approvals.

     The Company has contracted to sell its interests in WOAC-TV and WNGM-TV, which it currently operates pursuant to time brokerage agreements, for aggregate consideration of $73.5 million. These stations operate in the Cleveland and Atlanta television markets where the Company owns and will continue to operate stations WAKC-TV and WTLK-TV, respectively.

     The Company estimates that the completion of the sales of WPBF-TV, WTVX-TV, WOAC-TV and WNGM-TV, (the "TV Sales") will result in a total pre-tax gain of approximately $130 million.

     The Company has agreements to purchase the assets of, or finance the acquisition of assets of and enter into time brokerage agreements with respect to, a number of radio and television stations, information with respect to which is included in the notes to the financial statements of the Company appearing elsewhere in this report.

INTV

     The Company introduced inTV in January 1995 in order to capitalize on what the Company believes to be a rapidly growing industry. The Company has assembled 41 owned, operated or affiliated stations dedicated to inTV programming and has agreements to own, operate or affiliate with seven additional television stations in six additional markets. The Company believes that inTV is the only group of broadcast television stations in the United States offering long form paid programmers and infomercial advertisers significant national, regional and local distribution capability and airtime during each of the popular morning, daytime and prime time viewing hours.

     The Company believes that its inTV network stations comprise a valuable national television broadcasting distribution infrastructure, the value of which could potentially be greater if employed to air programming other than, or in addition to, the long form paid programming which is currently being aired. The Company is considering strategic alternatives with respect to these television stations, including the possible creation of a new television network in tandem with a major programming provider as well as a national cable multiple system operator. The Company is in a preliminary stage of this process, however, and has not entered into any binding agreements or commitments relating to a change in the use or character of its group of television stations.

     The television stations converted by the Company to its inTV network stations are typically non-network affiliated stations with marginal operating results that can be acquired at a relatively low cost compared to network affiliated stations. Certain of these stations are licensed to communities outside the center of major television markets, but within such markets' designated market area ("DMA"), and by virtue of the "must carry" rules of the Federal Communications Commission ("FCC"), are thus generally entitled to carriage on cable systems throughout such DMA. Through the exercise of "must carry" rights and the improvement of its stations' over-the-air signals, the Company attempts to maximize its cable household coverage within its markets. While the Company's cable household coverage for its owned or operated television stations was in the aggregate 61.5% of the total cable households in its markets as of February 1997, the Company's goal is to reach approximately 85% of the cable homes in its markets (although there can be no assurance that the Company will reach such goal). The Company believes that it also reaches a significant number of over-the-air television households that do not receive cable television. The Company continues to evaluate the acquisition of or affiliation with additional television stations to further extend the national reach of its network with a goal of reaching 70% of U.S. households, the maximum allowed by law.

  Industry Background

     During recent years, advertisers have come to recognize the effectiveness and reasonable cost of long-form programming, or infomercials. An infomercial is an advertisement, usually approximately one half-hour in length and often produced in an entertainment format, that is paid for by the advertiser on the basis of airtime, market size and in certain cases past results from airing on a particular television station. Regardless of the presentation format, the viewers are provided information that can be used to make informed and immediate purchasing decisions from the comfort of their home without the pressure of a salesperson or the inconvenience of visiting a local retailer. Unlike most traditional television advertising, the direct response nature of many infomercials affords advertisers the ability to evaluate the effectiveness of their advertising expenditures on an immediate basis.

     The Company believes that the infomercial industry has grown rapidly during the past several years. Long form informational programming has typically occupied time slots that were less profitable for broadcasters. Increasingly, infomercials are being placed in more expensive and attractive time periods such as daytime, early fringe and prime time, and the infomercial is becoming a more widely accepted form of advertising. Infomercials have been used to promote major consumer brandnames, such as America Online, AT&T, and

Microsoft, and to promote the products and services of local businesses such as automotive and marine dealers and other retailers.

     Infomercials are one type of long form paid programming. In addition to infomercials, there are other types of both local and national long form paid programming which, unlike infomercials, do not rely on immediate viewer response and sales. The Company believes that non-infomercial paid programming is growing in popularity and may, in certain of the Company's markets, ultimately surpass infomercials as the predominant type of long form paid programming. Other types of non-infomercial long form paid programming include sports programs, such as Florida Marlins Baseball, New York Yankees Baseball and Southeastern Conference Football, and non sports programs, such as the Connecticut State Lottery, religious, ethnic, political and corporate image building programs of major corporations (often referred to as "advertorials"). Currently, the funds spent on advertorials by major corporations are a relatively small part of their overall advertising budget. The Company believes that such advertorial expenditures will continue to increase. In certain of the Company's markets, such as Los Angeles and Miami, the demand for airtime by foreign language ethnic programmers has steadily increased. Political long form paid programming has been used as a method of reaching voters. In general, religious, ethnic and political paid programs have produced revenues for particular time periods (e.g., Sundays for religious programming and weekday mornings for certain ethnic programming) which are higher than otherwise available from infomercial advertisers during such time periods. The Company believes that its television stations airing significant amounts of non-infomercial long form paid programming would not suffer as significant an adverse effect as its other stations should the Supreme Court find the "must carry" rules unconstitutional.

  Operating Strategy

     The Company assembled inTV through the conversion of independent television stations to inTV stations. In most cases, those stations were non-network affiliated stations with marginal operating results. Certain stations are licensed to communities outside the center of major television markets, but within such markets' DMA, and by virtue of the FCC's "must carry" rules, are therefore generally entitled to carriage on all cable systems within such DMA, provided the broadcaster's television signal can be delivered to the cable system operator's head end at a specified signal strength by a variety of means. The Company's inTV stations subsequently extend their reach to a substantial percentage of such DMA's cable households through the exercise of federal "must carry" rights. See "Federal Regulation of Broadcasting -- 'Must Carry'/Retransmission Consent" and "Forward Looking Statements and Associated Considerations -- 'Must Carry' Regulations."

     The Company's inTV operating strategy is to maximize revenues and operating cash flow through improved performance of its inTV stations. Shortly after the Company acquires a television station or commences operating a television station pursuant to a time brokerage agreement, the Company adds such station to its proprietary network, and replaces substantially all of the existing programming with inTV programming, which, unlike traditional television programming, is paid for by the advertiser as opposed to the broadcaster. The introduction of inTV programming allows the Company to eliminate substantially all programming expenses and achieve significant reductions in other operating expenses. The Company's inTV stations are operated by an average of 15 people, compared to network and independent television stations, which average over 100 and 60 people, respectively, in markets of similar size to the Company's.

     inTV programming time is sold on a local, national and network basis. Local programming time is sold by each station's local sales force and is offered to merchants and businesses operating within a station's local market, including retailers, insurance companies, medical clinics, automobile and marine dealers, financial services providers and general merchandisers. National and network programming time is sold by national advertising placement agencies and the Company's own in-house national and network sales force. National and network programming times appeal to advertisers who desire to reach viewers in targeted inTV markets and all inTV markets. The Company maintains national sales offices in New York, Los Angeles, Chicago and at the Company's headquarters in West Palm Beach. Support and administration of inTV is also centralized at the Company's West Palm Beach headquarters, including most accounting and personnel functions as well as administration of the inTV programming traffic scheduling systems.

     inTV makes accessible to infomercial and other paid programmers relatively more desirable broadcast time periods (e.g. "prime-time") which are generally unavailable at reasonable rates on traditional television stations. The Company also seeks to increase the percentage of time sold to local infomercial and other long form paid programmers. Because such programming can be complementary to local retailing outlets and professional businesses, and may result in increased store traffic as well as immediate sales via telephone, the Company believes that local advertisers have the potential to become consistent customers of inTV.

     When the Company commences operation of an inTV station, revenues are derived primarily from national infomercial advertisers. Such revenues enable new inTV stations to quickly cover operating costs. As the Company's inTV stations mature, however, a local sales staff is developed, generally consisting of two sales people and a manager. The Company's experience with its more mature inTV stations is that local sales can be increased to generate increased overall demand for airtime and thereby enable the Company to achieve higher average advertising rates and to increase its revenues.

  Expansion Strategy

     By purchasing independent television stations, entering into time brokerage agreements, affiliating with stations, and extending its stations' broadcast reach on cable via "must carry" requirements, the Company has created a valuable national television broadcasting distribution infrastructure providing long form, paid entertainment and information programming. The Company continues to seek to expand inTV through the purchase or operation of, or affiliation with independent television stations in major United States television markets. As of March 1997, the DMAs to be served by the Company's inTV stations upon completion of pending acquisitions and prior to station sales, contained approximately 53.3 million television households, of which 36 million were served by cable television.

     The Company currently employs various distribution-enhancing technologies, such as signal transmission through fiber optic lines either alone or along with microwave transmission, as well as low power television ("LPTV") broadcast signal transmission and television signal compression and satellite technology as a means of increasing the households reached in several of its largest inTV markets.

     The Company may also selectively consider joint venture or other relationships with established members of the infomercial industry with whom the Company can further exploit both its broadcast television programming distribution system and its knowledge of the infomercial and telemarketing industries generally.

  inTV Properties

     The stations included in inTV are either (i) owned by the Company, (ii) operated by the Company pursuant to time brokerage agreements entered into with the FCC licensee, or (iii) owned by independent television station operators that enter into affiliation agreements with the Company. After giving effect to announced acquisitions and station sales, the Company will own or operate 39 inTV stations and have affiliation agreements with seven independently owned and operated stations that are currently dedicated to inTV.

     The following table lists those inTV properties that the Company owns, operates or is affiliated with, and those properties which the Company has agreements to acquire or operate, as identified under "Announced inTV Stations" below. (Television and cable households in thousands.)

                                                                                                    TOTAL
                       NATIONAL                                    INTV CABLE        CURRENT        MARKET       CURRENT
                       TV MARKET                  COMMENCEMENT     CARRIAGE AT      INTV CABLE      CABLE       INTV CABLE
MARKET(1)                RANK         STATION     OF OPERATION   COMMENCEMENT(2)   CARRIAGE(3)    HOUSEHOLDS   CARRIAGE%(3)
---------              ---------   -------------  ------------   ---------------   ------------   ----------   ------------
Owned or Operated
New York, NY.........      1       WHAI TV            3/96              626              783         4,663         16.8%
Los Angeles, CA......      2       KZKI TV            5/95            1,453            2,434         3,049         79.8%
Philadelphia, PA.....      4       WTGI TV            2/95            1,225            1,635         2,015         81.1%
San Francisco, CA....      5       KLXV TV            6/95              650            1,096         1,620         67.7%
Boston, MA...........      6       WGOT TV            5/95              604              949         1,665         57.0%
Boston, MA*..........      6       WHRC TV(5)         6/97                0                0         1,665          0.0%
Washington, D.C......      7       WSHE TV(6)        10/96                0               47         1,301          3.6%
Dallas, TX...........      8       KINZ TV(8)        12/96                0              587           954         61.5%
Atlanta, GA..........     10       WTLK TV            4/94              300              960         1,089         88.2%
Atlanta, GA*.........     10       WNGM TV(10)        4/96              182              243         1,089         22.3%
Houston, TX..........     11       KTFH TV            3/95              647              826           894         92.4%
Cleveland, OH*.......     13       WOAC TV(10)       10/95              332              365         1,001         36.5%
Cleveland, OH........     13       WAKC TV            3/96              560              715         1,001         71.4%
Minneapolis, MN......     14       KXLI TV           10/96              605              655           722         90.7%
Tampa, FL*...........     15       WFCT TV            8/94                0              973         1,014         96.0%
Miami, FL*...........     16       WCTD TV            4/94              396            1,005         1,005        100.0%
Phoenix, AZ..........     17       KWBF TV            3/96               23               27           694          3.8%
Phoenix, AZ..........     17       KAJW TV(4)(8)      6/97              N/A              N/A           694           N/A
Denver, CO...........     18       KUBD TV            8/95              430              478           725         65.9%
Sacramento, CA*......     20       KCMY TV           10/96              624              640           711         90.0%
St. Louis, MO........     21       WCEE TV            1/96               23              137           583         23.6%
Orlando, FL*.........     22       WIRB TV(5)        12/94              468              756           779         97.1%
Hartford, CT*........     27       WTWS TV(5)         3/95              661              775           790         98.1%
Raleigh, NC*.........     29       WRMY TV(5)(6)      6/96                0              297           505         58.8%
Milwaukee, WI........     31       WHKE TV            7/96              257              320           468         68.5%
Grand Rapids, MI*....     37       WJUE TV(8)         9/96                0              292           404         72.2%
Oklahoma City, OK....     43       KMNZ TV           10/96                0                0           367          0.0%
Greensboro, NC.......     46       WAAP TV            7/96              323              340           357         95.3%
Providence, RI.......     47       WOST TV(4)(7)      3/97                0                0           423          0.0%
Birmingham, AL*......     51       WNAL TV           10/96               31               79           347         22.8%
Albany, NY...........     52       WOCD TV            5/96              251              272           368         74.0%
Dayton, OH...........     53       WTJC TV           10/95              298              311           349         89.1%
Little Rock, AR*.....     57       KVUT TV(4)(8)      6/97              N/A              N/A           298           N/A
Tulsa, OK*...........     58       KGLB TV(4)(8)      6/97                0                0           288          0.0%
Puerto Rico..........     NR       WSJN TV            2/96              285              285           298         95.6%
Puerto Rico..........     NR       WKPV TV            2/96
Puerto Rico..........     NR       WJWN TV            2/96
        Total Owned or Operated(9)                                   11,254           18,284        29,747         61.5%
                                                                     ------           ------        ------        ------
Affiliates
Philadelphia, PA.....      4       WTVE TV           10/96              414              481         2,015         23.8%
Indianapolis, IN.....     25       WIIB TV            1/96              401              424           606         69.9%
Norfolk, VA..........     40       WJCB TV            8/95              343              385           467         82.4%
Fresno, CA...........     55       KGMC TV            1/96              179              164           265         61.9%
        Total Affiliates                                              1,336            1,453         1,338         43.3%
                                                                     ------           ------        ------        ------
        Total Owned, Operated and Affiliates(9)                      12,590           19,737        31,085         63.5%
                                                                     ======           ======        ======        ======
Announced inTV Stations
Washington, D.C......      7       WVVI TV                                                           1,301
Detroit, MI..........      9       WBSX TV                                                           1,174
Seattle, WA..........     12       KBCB TV(4)                                                        1,071


                         TOTAL
                       MARKET TV
MARKET(1)              HOUSEHOLDS
---------              ----------
Owned or Operated
New York, NY.........     6,712
Los Angeles, CA......     4,942
Philadelphia, PA.....     2,654
San Francisco, CA....     2,279
Boston, MA...........     2,150
Boston, MA*..........     2,150
Washington, D.C......     1,909
Dallas, TX...........     1,849
Atlanta, GA..........     1,625
Atlanta, GA*.........     1,625
Houston, TX..........     1,595
Cleveland, OH*.......     1,461
Cleveland, OH........     1,461
Minneapolis, MN......     1,428
Tampa, FL*...........     1,411
Miami, FL*...........     1,363
Phoenix, AZ..........     1,213
Phoenix, AZ..........     1,213
Denver, CO...........     1,185
Sacramento, CA*......     1,116
St. Louis, MO........     1,110
Orlando, FL*.........     1,022
Hartford, CT*........       916
Raleigh, NC*.........       815
Milwaukee, WI........       787
Grand Rapids, MI*....       648
Oklahoma City, OK....       588
Greensboro, NC.......       568
Providence, RI.......       558
Birmingham, AL*......       526
Albany, NY...........       507
Dayton, OH...........       503
Little Rock, AR*.....       480
Tulsa, OK*...........       461
Puerto Rico..........     1,064
Puerto Rico..........
Puerto Rico..........
        Total Owned o    45,445
                         ------
Affiliates
Philadelphia, PA.....     2,654
Indianapolis, IN.....       939
Norfolk, VA..........       632
Fresno, CA...........       491
        Total Affilia     2,062
                         ------
        Total Owned,     47,507
                         ======
Announced inTV Statio
Washington, D.C......     1,909
Detroit, MI..........     1,772
Seattle, WA..........     1,492

                                                                                                    TOTAL
                       NATIONAL                                    INTV CABLE        CURRENT        MARKET       CURRENT
                       TV MARKET                  COMMENCEMENT     CARRIAGE AT      INTV CABLE      CABLE       INTV CABLE
MARKET(1)                RANK         STATION     OF OPERATION   COMMENCEMENT(2)   CARRIAGE(3)    HOUSEHOLDS   CARRIAGE%(3)
---------              ---------   -------------  ------------   ---------------   ------------   ----------   ------------
Kansas City, MO......     32       KYFC TV                                                             515
Salt Lake City, UT...     36       KOOG TV                                                             372
West Palm Beach,
  FL.................     44       WHBI TV(4)(6)                                                       486
Wilkes Barre, PA.....     49       WSWB TV(4)                                                          444
        Total Announced inTV Stations(9)                                                             4,959
                                                                                                    ------
        Total inTV Network(9)                                                                       35,147
                                                                                                    ======


                                            TOTAL
                                          MARKET TV
MARKET(1)                                 HOUSEHOLDS
---------                                 ----------
Kansas City, MO.........................       787
Salt Lake City, UT......................       671
West Palm Beach, FL.....................       587
Wilkes Barre, PA........................       553
        Total Announced inTV Stations(9)     7,011
                                            ------
        Total inTV Network(9)               53,368
                                            ======

---------------

   * Operated or to be operated pursuant to a time brokerage agreement; except as noted, the Company has an option to acquire a 100% ownership interest.
 (1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
 (2) Cable households reached at commencement of station's operations.
     Source: A.C. Nielsen.
 (3) Cable households reached at 3/97, and as a percentage of the total market cable households. Source: A.C. Nielsen.
 (4) Station is under construction or not operating commercially.
 (5) The Company has no option to acquire this station.
 (6) Pending inTV affiliate.
 (7) 50% ownership interest.
 (8) 49% ownership interest with an option for the remaining 51%.
 (9) Figures represent total cable and television households in each market only and are not necessarily indicative of the number of households reached by each station in its market; totals do not double count markets where the Company has more than one station.
(10) The Company has contracted to sell its interest in this station.
N/R Not ranked

PAXSON RADIO

     The Company has assembled a substantial statewide radio broadcasting group with operations in Florida's largest markets. Upon completion of pending acquisitions, the Company will own and operate 43 radio stations (29 FM and 14 AM stations), 39 of which serve eight Florida markets (including 23 in the state's four largest markets) and four of which are located in Cookeville, Tennessee. The Company has assembled radio duopolies (two FM or two AM stations in a market) or "super duopolies" (more than two FM or two AM stations in a market) in each of its Florida radio markets and in Cookeville.

     The Company's radio expansion strategy is to acquire additional stations to enhance its position in its current markets and to selectively enter new markets, primarily in Florida, building upon its multiple radio station ownership strategy in each of its markets and taking advantage of relaxed multiple radio station ownership limitations implemented by recent changes in federal telecommunications law.

     The Florida radio markets in which the Company operates continue to experience substantial concentration of station ownership among large radio group owners. Total market radio advertising revenues in the Company's five largest Florida markets grew from $339.3 million in 1995 to $380.6 million in 1996, an increase of 12.2%. The Company believes that its established position among the leading radio broadcast groups in each of its Florida markets differentiates it from its competitors and makes the Company attractive to regional and national advertisers.

     The Company's radio stations employ broadly diversified programming formats, including News, Talk, Sports, Country, Adult Contemporary ("AC"), Smooth Jazz, Album Oriented Rock ("AOR"), Mainstream AOR, and Alternative Rock. The Company operates six radio networks, primarily in the southeastern United States, that provide daily statewide news segments, sports programming and satellite distribution of play-by-play broadcasts of professional and collegiate sports events for 338 affiliated stations throughout the eastern and southeastern United States and controls 469 billboard faces in the Tampa and Orlando markets that support the Company's radio station operations and provide advertising revenue.

  Operating Strategy

     The Company seeks to continue to improve cash flow growth from its radio properties through the integration of acquisitions and enhanced station performance. The Company believes that the geographic proximity of its FM and AM duopolies throughout Florida give it the ability to realize certain revenue and promotional opportunities as well as cost efficiencies. Through advertising on the Company's group of Florida stations, an advertiser is able to cover an entire geographic region, while effectively reaching targeted demographic groups. Various cross-market promotional opportunities exist, such as the ability to provide listeners with tickets to another market's sporting events or local entertainment attractions. Personnel and technical costs can be minimized by virtue of the ability to service markets in close proximity to one another. The stations' geographic concentration allows management to more easily and rapidly respond to market developments.

     The Company seeks to attract and retain skilled and experienced managers capable of implementing the Company's aggressive marketing and promotion strategy. Local managers are responsible for the day to day operations of their respective stations and have incentive compensation programs linked to the station's operating cash flow performance.

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

     The Company's stations provide programming designed to appeal to targeted demographic groups. The Company uses extensive ongoing research to refine each station's programming and employs local television, print media, outbound telemarketing and billboards to promote its stations. The Company has implemented strict financial reporting standards and cost control measures to ensure a focus on improvements in operating results throughout Paxson Radio and has instituted local management incentive programs tied to increasing operating cash flow.

  Radio Properties

     The following table sets forth certain information about the radio stations the Company owns or proposes to acquire:

                                 NATIONAL
                                  RADIO                               AUDIENCE SHARE      REVENUE(2)
                                  MARKET                            (PERSONS 25-54)(3)   ------------
      MARKETS/STATION(1)         RANK(2)           FORMAT                  1996          SHARE   RANK
-------------------------------  --------  -----------------------  ------------------   -----   ----
MIAMI/FT. LAUDERDALE...........     11
WZTA-FM........................            Active Rock                      3.9%
WIOD-AM........................            Hot Talk                         3.9%
WLVE-FM........................            Smooth Jazz                      3.4%
WPLL-FM........................            Modern AC                        2.4%
WINZ-AM........................            News/Talk                        1.3%
WFTL-AM........................            Hot Talk                         0.2%
WSRF-AM........................            Block/Long Form                  n/a
                                                                          -----
          Total Market.........                                            15.1%         20.6%    1

TAMPA/ST. PETERSBURG...................     21
WSJT-FM................................             Smooth Jazz                                5.7%
WHPT-FM................................             Rock Alternative                           4.6%
WZTM-AM................................             Sports                                     2.0%
WHNZ-AM................................             News/Talk                                  0.5%
WKES-FM(4).............................             To Be Determined                            --
                                                                                             -----
          Total Market.................                                                       12.8%            13.1%            4
ORLANDO................................     39
WMGF-FM................................             Soft AC                                    7.2%
WTKS-FM................................             Hot Talk                                   7.1%
WJRR-FM................................             Active Rock                                3.9%
WSHE-FM................................             Modern AC                                  3.4%
WQTM-AM................................             Sports                                     1.6%
WWNZ-AM................................             News/Talk                                  0.6%
                                                                                             -----
          Total Market.................                                                       23.8%            27.6%            3
JACKSONVILLE, FL.......................     53
WROO-FM................................             Country                                    5.5%
WFSJ-FM................................             Smooth Jazz                                3.4%
WPLA-FM................................             Alternative                                2.9%
WNZS-AM................................             Sports                                     2.1%
WTLK-FM (5)............................             Hot Talk                                   0.2%
WZNZ-AM................................             News                                       0.2%
                                                                                             -----
          Total Market.................                                                       14.3%            16.4%            3
PENSACOLA, FL..........................     125
WYCL-FM................................             Gold                                       6.0%
WTKX-FM................................             Album Oriented Rock                        4.6%
                                                                                             -----
          Total Market.................                                                       10.6%            18.1%            3
TALLAHASSEE, FL........................     167
WTNT-FM................................             Country                                    9.2%
WSNI-FM................................             Gold                                       6.7%
WXSR-FM................................             Active Rock                                3.7%
WJZT-FM................................             Smooth Jazz                                2.1%
WNLS-AM................................             Sports                                     1.2%
                                                                                             -----
          Total Market(6)..............                                                       22.9%              n/r            1
PANAMA CITY, FL........................     224
WPAP-FM................................             Country                                   10.5%
WFSY-FM................................             Adult Contemporary                         8.8%
WSHF-FM................................             Modern AC                                  4.4%
WPBH-FM................................             Gold                                       3.5%
WDIZ-AM................................             Adult Standards                            n/a
                                                                                             -----
          Total Market(6)..............                                                       27.2%              n/r            1

COOKEVILLE, TN.........................     n/c
WGSQ-FM................................             Country                                   27.0%
WGIC-FM................................             Soft AC                                   14.9%
WPTN-AM................................             Talk                                       4.1%
WHUB-AM................................             Country                                    4.1%
                                                                                             -----
          Total Market(6)..............                                                       50.1%              n/r            1
FLORIDA KEYS...........................     n/c
WFKZ-FM(4).............................             Hot AC                                     n/c
WAVK-FM(4).............................             Adult Contemporary                         n/c
WKRY-FM(4).............................             Soft AC                                    n/c
                                                                                             -----
          Total Market(6)..............                                                                          n/r            1

---------------

(1) Each station is licensed by the FCC to serve a specific community within the market, which may differ from the listed market.
(2) Source: Miller, Kaplan Market Revenue Report, a monthly publication of Miller, Kaplan, Anase & Co., Certified Public Accountants ("Miller Kaplan").
(3) Adults 25-54 Monday-Sunday 6 AM-Midnight in radio market per Fall 1996 Arbitron Radio Market Reports; except Cookeville which is based on Company estimates.
(4) Pending acquisition.
(5) Station commenced broadcasting during October 1996.
(6) Revenue shares not reported; rank based upon Company estimates.
n/a Insignificant share.
n/c Market not covered by Arbitron.
n/r Revenue shares not reported.

  Radio Networks

     The Company operates six radio networks that serve approximately 338 affiliates. The programs produced and distributed by the Company's radio networks include news broadcasts, sports play-by-play and sports talk shows, and business and agricultural news and information. In addition to providing radio programming, the Company also offers its affiliates printed script for news, sports and weather information, which the Company either generates internally or consolidates from wire services and other sources. The Company believes its radio networks are attractive to advertisers because they provide an opportunity to advertise simultaneously on multiple stations. In addition, the Company's networks provide certain programming to the Company's radio broadcast stations.

  Billboard Properties

     The Company currently owns or operates 469 billboard faces in the Orlando and Tampa markets. The Company sells the use of the billboards to a broad group of potential advertisers and takes advantage of the relationships it has with its radio advertisers to broaden its billboard customer base and expand its share of the advertiser's media purchases within a market. In addition, as broadcasters are major users of billboard advertising campaigns, the Company can control its own billboard promotional expenditures through the use of its unsold billboards, as well as assure full use of all its owned billboards.

     The Company has engaged the services of an investment banking firm to advise it with respect to a sale or exchange of its billboard operations. While the Company has received several offers to acquire its billboard operations, it has not accepted any such offers and there can be no assurance that any offer will be received which will be acceptable to the Company.

PAXSON NETWORK AFFILIATED TELEVISION

     The Company owns and operates an ABC-TV affiliate, WPBF-TV, and, pursuant to a time brokerage agreement, provides programming for a second television station, WTVX-TV (a combined United Paramount Network and Warner Brothers Network affiliate), both of which television stations serve the West Palm Beach, Florida market.

     The Company concluded that the consolidation being experienced by the network affiliated television broadcasting industry in the wake of the relaxed multiple station ownership rules implemented by the Telecommunications Act of 1996 would place small station group operators at a significant disadvantage versus larger group operators. In light of the Company's inability to locate traditional television stations at attractive prices to expand its network affiliated television station group, the Company has sought to redeploy its investment in its network affiliated television operations to its core inTV and radio group businesses, and has entered into definitive agreements to sell its interests in its two network affiliated television stations for aggregate consideration of approximately $119 million. The Company's decision to sell its network affiliated television stations has resulted in the discontinuance of the network affiliated television segment for financial reporting purposes. The Company expects to complete the TV Sales during the third quarter of 1997, subject to the receipt of all necessary regulatory and other approvals.

ADVERTISING

     Virtually all the Company's broadcasting revenue is derived from local, regional and national advertising. Advertising rates charged by radio stations are based on a station's ability to attract audiences in the demographic groups that advertisers wish to reach and the number of stations competing in the market area. A station's audience is reflected in rating surveys of the number of listeners tuned to the station and the time spent listening. The Company offers a regional presence in Florida's most populous markets and attractive targeted demographic groups in those markets to national, regional and local radio advertisers. The Company strives to maximize radio revenue by constantly managing the number of commercials available and by adjusting prices based upon demand by advertisers to reach the Company's stations' target demographic groups. In addition to the sales of advertising time for cash, stations typically exchange advertising time for goods or services that can be used by the station in its business operations, including radio, television and billboard advertising and such items as travel and entertainment services.

     inTV advertising rates are primarily based on the number of cable households reached, the effectiveness of infomercials, the nature of the advertiser, the nature of the advertisement (local, national or network), and ultimately the demand for available infomercial time. The Company attempts to maximize revenue by increasing the number of cable homes reached, thereby providing advertisers with increased viewership for which advertisers will pay higher rates.

COMPETITION

     The Company's radio and television stations compete with the other radio and television broadcasting stations in their respective market areas, as well as with other advertising media, including newspapers, television, magazines, outdoor advertising, transit advertising and direct mail marketing. Competition within the radio and television broadcasting industries occurs primarily in individual market areas, so a station in one market does not generally compete with stations in other market areas. In each of its markets, the Company's radio and television stations face competition from other stations with substantial financial resources, including, in certain instances, stations whose programming is directed to the same demographic groups. In addition to management experience, factors that are material to competitive positions include a station's rank in its market, authorized power, assigned frequency or station (as applicable), audience characteristics, local program acceptance and the programming characteristics of other stations in the market area. The Company attempts to improve its radio stations' competitive position with extensive research and promotional campaigns aimed at those demographic groups targeted by its stations, and through sales efforts designed to attract advertisers by emphasizing the effectiveness of radio advertising in increasing advertisers' revenue. Recent changes in the FCC's policies and rules permit increased joint ownership and joint operation of local radio stations. Stations, such as those owned by the Company, taking advantage of these joint arrangements may in certain instances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although the Company believes that each of the Company's radio and television stations can compete effectively in its market, there can be no assurance that any of the Company's radio or television stations will be able to maintain or increase its current audience rating or advertising revenue market share.

     Although the radio and television broadcasting industries are highly competitive, some barriers to entry exist. The operation of a radio or television broadcasting station requires a license from the FCC, and the number of radio and television stations that can operate in a given market is limited by the availability of the FM and AM radio frequencies or stations (as applicable) that the FCC will license in that market. The radio and television broadcasting industries historically have grown in terms of total revenue, despite the introduction of new technologies for the delivery of entertainment and information, such as cable, audio tapes and compact discs. The Company believes that radio's portability makes it less vulnerable than other media to competition from new methods of distribution or other technological advances. There can be no assurance, however, that the application of new media technologies will not have an adverse effect on the radio or television broadcasting industries.

     The Company's development of inTV and creation of a national long form paid programming distribution system is a relatively new concept, and there can be no assurance of its success. The concept is subject to competition from several sources. The Company's inTV stations face significant competition from established broadcasting stations and cable television. Various television networks carry blocks of infomercials and local cable operators also sell blocks of time to long form advertisers. To the extent that inTV is successful, it is likely that the Company will face competition from new market entrants, some of which could have significantly greater financial resources than the Company. In addition, the Company could encounter competition as a result of technological developments.

TIME BROKERAGE AGREEMENTS AND OTHER INTERESTS IN BROADCAST STATIONS

     The Company has made certain investments in broadcast properties with third parties consisting of time brokerage agreements and the co-ownership of certain television stations. These investments in broadcast properties permit the Company to have a presence in additional markets and to enjoy many, but not all, of the benefits of ownership while at the same time remaining in compliance with FCC regulations.

     Time Brokerage Agreements. The Company has entered into time brokerage agreements with third parties pursuant to which the Company enjoys many, but not all, of the benefits of operating a television station while not owning such station. The Company may in the future enter into other time brokerage agreements to operate stations prior to their acquisition or to enable the Company to operate additional television stations that it might not be able to own itself under current FCC multiple station ownership restrictions. The Company is currently operating inTV stations WNAL-TV, WJUE-TV, KGLB-TV and KCMY-TV pursuant to time brokerage agreements pending consummation of the Company's acquisition of such stations.

     The Company also operates or intends to operate pursuant to time brokerage agreements certain stations which the Company is not in the process of acquiring. The Company currently operates each of WTVX-TV, WOAC-TV, WNGM-TV, WCTD-TV, WFCT-TV, WIRB-TV, WTWS-TV, WRMY-TV and WHRC-TV under time brokerage agreements. Three of such stations (WTVX-TV, WOAC-TV and WNGM-TV) are operated pursuant to time brokerage agreements with entities owned or controlled by Eddie Whitehead (collectively, "Whitehead Media") and the Company's interests in these three stations are presently under contract to be sold. In addition, three stations (WCTD-TV, WFCT-TV and WIRB-TV) are operated pursuant to time brokerage agreements with subsidiaries of The Christian Network, Inc. ("CNI"), two (WRMY-TV and WTWS-TV) are operated pursuant to time brokerage agreements with entities owned or controlled by Steven Roberts and Michael Roberts jointly ("Roberts Broadcasting"), and one (WHRC-TV) is operated pursuant to a time brokerage agreement with Massachusetts Redevelopment LLC. WHRC-TV is under contract to be sold to CNI and the Company will continue to operate the station pursuant to a time brokerage agreement after it is purchased by CNI.

     With certain limited exceptions, the time brokerage agreements of the Company entered into other than in anticipation of an acquisition involve a basic transaction structure. The Company (i) finances the acquisition by a third party of some or all of the assets of the brokered stations and secures such financing by encumbering such assets including, to the extent permitted under FCC rules and regulations, the FCC license and all of the capital stock of the acquiring company; and (ii) enters into a time brokerage agreement with such third party which allows the Company to operate the brokered station in accordance with FCC guidelines. In the case of Whitehead Media, the Company initially financed the acquisition by Whitehead Media of each of WTVX-TV and WOAC-TV. Whitehead Media subsequently obtained third party financing, a portion of the proceeds of which was used to repay the Company. In general, payments made to the FCC licensee under the time brokerage agreement are established, and renegotiated from time to time, based upon increases in expenses for which the FCC licensee must, in accordance with FCC regulations, remain primarily liable, including servicing the indebtedness owed by such FCC licensee to the Company or, in the case of Whitehead Media, to third parties. In certain circumstances, the Company may acquire certain tangible assets useful in the construction or operation of the brokered station and lease such assets to the brokered station. In addition, unless prohibited by FCC rules and regulations, the FCC licensee also grants to the Company an option to purchase the station for an amount payable in cash together with the forgiveness of all outstanding indebtedness. The Company has options to purchase all of the stations listed in the preceding paragraph other than WHRC-TV, WIRB-TV, WTWS-TV and WRMY-TV. The Company has no ownership interest in the parties with which it has entered into time brokerage agreements.

     Other Investments in Television Properties. The Company, DP Media, Inc. (an entity owned and controlled by members of Mr. Paxson's family) and Roberts Broadcasting have entered into agreements whereby the Company will lend DP Media approximately $10 million (of which approximately $5.5 million, to be assumed by DP Media, has been advanced to Roberts Broadcasting as of December 31, 1996, and has been recorded as investments in broadcast properties) allowing DP Media to purchase a 100% ownership interest in WRMY-TV. The Company is currently operating the station pursuant to a time brokerage agreement and expects the station to enter into an affiliation agreement with the Company following the sale of the station to DP Media.

     The Company has amended its agreements with Roberts Broadcasting relating to KZAR-TV, Salt Lake City, Utah, to lend an additional $2 million to Roberts Broadcasting and to terminate the Company's option to acquire 50% of this station. In addition, Roberts Broadcasting has agreed to apply a portion of the proceeds from its sale of WRMY-TV to DP Media to repay the Company substantially all of the amounts advanced to Roberts Broadcasting as loans or option payments in respect of KZAR-TV.

     The Company has also extended financing to Cocola Media Corporation of Florida ("Cocola"), which has in turn financed the construction by WPB Communications, Inc. of television station WHBI-TV, which is licensed to Hispanic Broadcasting, Inc. WPB Communications, Inc. is the holder of an option to acquire WHBI-TV from Hispanic Broadcasting, Inc. after the station commences broadcast operations. After the consummation of the acquisition by WPB Communications, Inc., Cocola has an option to acquire the station and, pending the consummation of such acquisition, the right to operate WHBI-TV pursuant to a time brokerage agreement. The Company expects to enter into an affiliation agreement with Cocola after Cocola acquires WHBI-TV, pursuant to which WHBI-TV would air inTV programming. The Company has no ownership interest in Cocola, WPB Communications, Inc. or Hispanic Broadcasting, Inc.

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

     The Communications Act empowers the FCC, among other things, to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate the equipment used by stations; to impose fees for processing applications; and to impose penalties for violations of the Communications Act or FCC regulations. The FCC may revoke licenses for, among other things, false statements made to the FCC or willful or repeated violations of the Communications Act or of FCC rules. Legislation has been introduced from time to time to amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act changed many provisions of the Communications Act and requires the FCC to change its existing rules and adopt new rules in several areas affecting broadcasting.

     The following is a brief summary of certain provisions of the Communications Act and the rules of the FCC. Reference should be made to the Communications Act and the rules, orders, decisions and published policies of the FCC for further information on FCC regulation of television and radio broadcast stations.

     License Renewal. The Communications Act provides that a broadcast station license may be granted to an applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant's legal, technical, financial and other qualifications. Broadcast station licenses are granted for specific, limited periods, and, upon application, are renewable for additional terms. The 1996 Act extended the license term for both television and radio broadcast stations to eight years. The FCC has recently adopted regulations to implement the new license terms. The Company's current licenses, and the licenses of stations with which the Company has time brokerage agreements expire on the following dates:

       RADIO STATIONS(1)                    MARKET(2)                   LICENSE EXPIRATION
       -----------------                    ---------                   ------------------
WZTA-FM                          Miami/Ft. Lauderdale             February 1, 2004
WIOD-AM                          Miami/Ft. Lauderdale             February 1, 2004
WLVE-FM                          Miami/Ft. Lauderdale             February 1, 2004
WPLL-FM                          Miami/Ft. Lauderdale             February 1, 2004
WINZ-AM                          Miami/Ft. Lauderdale             February 1, 2004
WFTL-AM                          Miami/Ft. Lauderdale             February 1, 2004
WSRF-AM                          Miami/Ft. Lauderdale             February 1, 2004
WSJT-FM                          Tampa/St. Petersburg             February 1, 2004
WHPT-FM                          Tampa/St. Petersburg             February 1, 2004
WZTM-AM                          Tampa/St. Petersburg             February 1, 2004
WHNZ-AM                          Tampa/St. Petersburg             February 1, 2004
WMGF-FM                          Orlando                          February 1, 2004
WTKS-FM                          Orlando                          February 1, 2004
WJRR-FM                          Orlando                          February 1, 2004
WSHE-FM                          Orlando                          February 1, 2004
WQTM-AM                          Orlando                          February 1, 2004
WWNZ-AM                          Orlando                          February 1, 2004
WROO-FM                          Jacksonville                     February 1, 2004
WFSJ-FM                          Jacksonville                     February 1, 2004
WPLA-FM                          Jacksonville                     February 1, 2004
WNZS-AM                          Jacksonville                     February 1, 2004
WTLK-FM                          Jacksonville                     February 1, 2004
WZNZ-AM                          Jacksonville                     February 1, 2004
WYCL-FM                          Pensacola                        February 1, 2004
WTKX-FM                          Pensacola                        February 1, 2004
WTNT-FM                          Tallahassee                      February 1, 2004
WSNI-FM                          Tallahassee                      April 1, 2004
WXSR-FM                          Tallahassee                      February 1, 2004
WJZT-FM                          Tallahassee                      February 1, 2004

       RADIO STATIONS(1)                    MARKET(2)                   LICENSE EXPIRATION
       -----------------                    ---------                   ------------------
WNLS-AM                          Tallahassee                      February 1, 2004
WFSY-FM                          Panama City                      February 1, 2004
WSHF-FM                          Panama City                      February 1, 2004
WPAP-FM                          Panama City                      February 1, 2004
WPBH-FM                          Panama City                      February 1, 2004
WDIZ-AM                          Panama City                      February 1, 2004
WGSQ-FM                          Cookeville                       August 3, 2004
WGIC-FM                          Cookeville                       August 3, 2004
WPTN-AM                          Cookeville                       August 3, 2004
WHUB-AM                          Cookeville                       August 3, 2004

   OWNED TELEVISION STATIONS                 MARKET                     LICENSE EXPIRATION
   -------------------------                 ------                     ------------------
WHAI                             New York                         April 1, 1999
KZKI                             Los Angeles                      December 1, 1998
WTGI                             Philadelphia                     August 1, 1999
KLXV                             San Francisco                    December 1, 1998
WGOT                             Boston                           April 1, 1999
WSHE                             Washington                       October 1, 2004
KINZ                             Dallas                           Application Pending
WTLK*                            Atlanta                          April 1, 1997
KTFH                             Houston                          August 1, 1998
WAKC                             Cleveland                        October 1, 1997
KXLI                             Minneapolis                      April 1, 1998
KAJW                             Phoenix                          October 1, 1998
KWBF                             Phoenix                          October 1, 1998
KUBD                             Denver                           April 1, 1998
WCEE                             St. Louis                        December 1, 1997
WHKE                             Milwaukee                        December 1, 1997
KMNZ                             Oklahoma City                    Application Pending
WPBF                             West Palm Beach                  February 1, 2005
WAAP                             Greensboro                       December 1, 2004
WOST                             Providence                       April 1, 1999
WOCD                             Albany                           June 1, 1999
WTJC                             Dayton                           October 1, 1997
KVUT                             Little Rock                      Under Construction
KGLB                             Tulsa                            Application Pending
WSJN*                            San Juan, Puerto Rico            February 1, 1997
WKPV*                            Ponce, Puerto Rico               February 1, 1997
WJWN*                            San Sebastian, Puerto Rico       February 1, 1997

        TIME BROKERAGE
      TELEVISION STATIONS                   MARKET(2)                   LICENSE EXPIRATION
      -------------------                   ---------                   ------------------
WHRC                             Boston                           April 1, 1999
WNGM*                            Atlanta                          April 1, 1997
WOAC                             Cleveland                        October 1, 1997
WFCT                             Tampa/St. Petersburg             February 1, 2005
WCTD                             Miami/Ft. Lauderdale             February 1, 2005
KCMY                             Sacramento                       December 1, 1998
WIRB*                            Orlando                          February 1, 1997
WTWS                             Hartford/New Haven               April 1, 1999

        TIME BROKERAGE
      TELEVISION STATIONS                   MARKET(2)                   LICENSE EXPIRATION
      -------------------                   ---------                   ------------------
WRMY                             Raleigh                          December 1, 2004
WJUE                             Grand Rapids                     October 1, 1997
WTVX                             West Palm Beach                  February 1, 2005
WNAL                             Birmingham                       April 1, 2005

---------------

* License renewal pending.
(1) The formal call sign assigned by the FCC does not include the "-AM" suffix and does not necessarily include the "-FM" suffixes.
(2) Each station is licensed by the FCC to serve a specific community which is included in the listed market.

     Generally, the FCC renews licenses without a hearing. The Communications Act authorizes the filing of petitions to deny during specified periods after the renewal applications have been filed. Interested parties, including members of the public, may file petitions to deny as a means to raise issues concerning the renewal applicant's qualifications. The 1996 Act removed the opportunity for the filing of competing applications against an incumbent licensee at renewal time. Instead, the FCC will renew broadcast licenses if the incumbent meets three requirements: (1) the station has served the public interest, convenience and necessity; (2) the licensee has not seriously violated the Communications Act or the FCC's rules; and (3) there have been no other violations, which, taken together, would constitute a pattern of abuse. If an applicant for renewal fails to satisfy this tripartite standard, the FCC nevertheless may renew the license on appropriate terms and conditions, including renewal for less than a full license term. The FCC may not consider applications for the channel by other parties until it first has decided to deny renewal to the incumbent. Before denying renewal to an incumbent, the FCC must first allow the licensee a hearing on the licensee's alleged failure to satisfy the statutory standard. The Communications Act, as amended, now prohibits the FCC from considering whether another licensee would be preferable until it first has determined that the incumbent does not qualify for renewal.

     Ownership Matters. The Communications Act requires the prior approval of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things, the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on alien ownership and control, compliance with rules limiting the common ownership of certain attributable interests in broadcast, cable and newspaper properties, and the character qualifications of the transferee or assignee and the individuals or entities holding attributable interests in them.

     The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership, or other association or entity. In the case of corporations holding broadcast licenses, the interests of officers, directors, and those who, directly or indirectly, have the right to vote five percent or more of the corporation's stock are generally attributable, as are positions of an officer or director of a corporate parent of a broadcast licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that are insulated under FCC policies. For insurance companies, certain regulated investment companies and bank trust departments, that hold stock for investment purposes only, such interests become attributable with the ownership of ten percent or more of the stock of the corporation holding broadcast licenses.

     The 1996 Act substantially relaxed and restructured ownership rules applicable to broadcast entities by removing restrictions on the number of television stations a single entity may own nationwide and increasing the nationwide audience reach ceiling for television ownership. Under the new rules, an entity will be able to hold an attributable interest in television stations reaching up to 35% of the United States television households. The 1996 Act also removed entirely the nationwide limits on the number of radio broadcast stations in which a single entity may hold an attributable interest. In addition, the 1996 Act changed the local radio station ownership rules to increase the number of radio stations a single entity may own in a single market:

          If there are fourteen or fewer stations in a market, a single entity may own as many as five stations and three same-service stations (that is, AM or FM), except that a single entity may not own more than 50% of the stations in a market with fourteen or fewer commercial radio broadcast stations;

          In a market with between fifteen and twenty-nine stations, a single entity may own six stations and four stations in the same service;

          In a market with thirty to forty-four stations, a single entity may own a total of seven stations and four same-service stations; and

          In a market of forty-five or more stations, a single entity may own a total of eight stations with up to five same-service stations.

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

     The FCC's cross-ownership rules prohibit the common ownership of attributable interests in certain combinations of media outlets serving the same geographic area. Under these rules, a single entity may not have an attributable interest in: (i) both a radio station and a television station that serve specified overlapping areas; (ii) a daily newspaper and either a radio station or a television station that serve specified overlapping areas; or (iii) a television station and a cable television system that serve specified overlapping areas. (The 1996 Act deleted the statutory prohibition on a single entity owning both a television station and a cable television system in the same market, but did not require the FCC to change its rule that imposes this restriction.) The FCC has initiated proceedings to inquire whether it should change or eliminate this policy, covering joint ventures and common key employees. The policy does not necessarily prohibit these interests, but may require that the FCC consider whether they could have a significant adverse affect on programming diversity and competition in the market.

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

     Under the Communications Act, no FCC broadcast license may be held by a corporation of which any officer or director is an alien or of which more than one-fifth of its capital stock is owned or voted by aliens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country (collectively "Aliens"). Furthermore, the Communications Act provides that no FCC broadcast license may be granted to any corporation controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Aliens if the FCC should find that the public interest would be served by the refusal of such license. Restrictions on alien ownership also apply, in modified form, to other types of business organizations, including partnerships.

     Programming and Operation. The Communications Act requires broadcasters to present programming that responds to community problems, needs and interests and to maintain certain records demonstrating such responsiveness.

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

     Time Brokerage Agreements. Over the past several years a significant number of broadcast licensees, including certain of the Company's subsidiaries, have entered into time brokerage agreements. These arrangements are subject under FCC rules and regulations to maintenance by the licensee of each station of independent control over the programming and station operations of its own station.

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

     The FCC will consider a radio station brokering more than 15% of the broadcast time, on a weekly basis, of another radio station to be an attributable owner of that station. The FCC has no present rules on the attribution of television time brokerage agreements as it does with radio time brokerage agreements. The FCC has adopted an interim policy on the grant of transfer and assignment applications that include television time brokerage agreements and the FCC is now considering whether to adopt rules governing television time brokerage agreements. The 1996 Act grandfathered time brokerage agreements existing at the time of its passage and included a provision that the broadcast ownership section of the Act is not to be construed to prohibit the origination, continuation or renewal of any television time brokerage agreement that complies with FCC regulations.

     The FCC rules also prohibit a radio broadcast licensee from simulcasting more than 25% of its programming on another station in the same radio broadcast service (that is, AM-AM or FM-FM) whether it owns both stations or operates both through a time brokerage agreement if the brokered and brokering stations serve substantially the same geographic area.

     "Must Carry"/Retransmission Consent. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station subject to certain exceptions, or to negotiate for retransmission consent to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. Additionally, cable systems are required to obtain retransmission consent for all distant commercial television stations (except for commercial satellite-delivered indepen-dent super stations such as WTBS), commercial radio stations and certain low power television stations carried by such systems after October 6, 1993.

     The 1996 Act allows for telephone companies to provide video programming as an Open Video System. The FCC has adopted regulations mandating "must carry" for commercial and noncommercial stations and retransmission consent for these operators.

     The 1996 Act modified the way in which markets for carriage will be determined for purposes of the "must carry" rules. The 1996 Act provides that the FCC will determine a broadcast station's market by using commercial publications that delineate television markets based on viewing patterns. This modification has resulted in the FCC ruling that for the election period commencing January 1, 2000 a station's market will be defined by the DMA to which it has been designated. The FCC is authorized to entertain requests for expansion or other modification of television station markets, and is now required to resolve any market modification request within 120 days after the request is filed or within 120 days of enactment of the 1996 Act, whichever is later.

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

     FCC Proceedings to Revise Broadcast Ownership Rules. The FCC has issued a further notice of proposed rule making which proposed the following changes in regulations governing television broadcasting: (i) modifying the reach discount as it applies to UHF stations; (ii) narrowing the geographic area where common ownership restrictions would be triggered by limiting it to overlapping Grade A contours and by permitting certain UHF/UHF or UHF/VHF overlaps; (iii) relaxing the rules prohibiting cross-ownership of radio and television stations in the same market; and (iv) treating television time brokerage agreements the same as radio time brokerage agreements which would presently preclude certain television time brokerage agreements where the programmer owns or has an attributable interest in another television station in the same market. In June 1995, the FCC announced an interim policy for processing television transfer and assignment applications that include time brokerage agreements. Pending the adoption of new rules, the FCC has stated that it will not grant applications that propose a time brokerage arrangement if the arrangement also includes both debt financing by the time broker and an option for the time broker to purchase the brokered station. The FCC has stated that it will continue to grant applications with time brokerage arrangements if they include only one of those elements (that is, either debt financing by the broker or an option of the time broker to purchase).

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

     FCC Inquiry on Broadcast of Commercial Matter. The FCC also has initiated a notice of inquiry proceeding seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. No prediction can be made at this time as to whether the FCC will propose any limits on commercial advertising at the conclusion of its deliberation or the effect the imposition of limits on the commercial matter broadcast by television stations would have upon the Company's operations.

     Digital Audio Broadcasting. The FCC recently has allocated spectrum to a new technology, digital audio broadcasting ("DAB"), to deliver satellite-based audio programming to a national or regional audience and is considering rules for a DAB service. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. In addition, applications by several entities currently are pending at the FCC for authority to offer multiple channels of digital, satellite-delivered S-Band aural services that could compete with conventional terrestrial radio broadcasting. These satellite radio services use technology that may permit higher sound quality than is possible with conventional AM and FM terrestrial radio broadcasting.

     Advanced High Definition Television System. The FCC has also begun to adopt rules for implementing advanced (high definition) television ("ATV") in the United States. Implementation of ATV service should improve the technical quality of television broadcasts. In anticipation of the implementation of ATV operations, the 1996 Act directs the FCC to adopt ATV technical standards and other rules necessary to protect the public interest. The FCC is authorized (but not required) to establish minimum hours of ATV operation. The 1996 Act also provides for the FCC to limit the eligibility for ATV licenses to existing television licensees and permittees. The FCC is directed to condition ATV licenses on recapture of either the new ATV spectrum or television licensees' initial spectrum, but neither the timetable nor the subsequent use of recaptured spectrum is specified. Ten years after it first issues ATV licenses, however, the FCC must evaluate its regulation and public acceptance of ATV, including possible alternative uses of and reduction in ATV spectrum.

     The FCC is required to adopt rules permitting ATV licensees to offer "ancillary or supplementary services" on newly-available ATV spectrum, so long as such services are consistent with the FCC's ATV standards; do not derogate required ATV services, including high definition television; and are regulated in the same manner as similar non-ATV services. The FCC has decided that it will set aside specific new channel allotments for ATV service. Initial eligibility for these channels will be limited to existing television licensees. The FCC has not yet adopted a new technical standard for ATV, nor has it adopted a final Table of Allotments for ATV channels.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 1100 full-time employees and 300 part-time employees, for a total of 1400 employees. None of its employees is represented by a labor union. The Company considers its relations with its employees to be good.

SEASONALITY

     Seasonal revenue fluctuations are common within the radio and television broadcasting industry and result primarily from fluctuations in advertising expenditures by local retailers. Paxson Radio generally experiences its lowest revenue for the year in the first quarter, whereas the highest revenue for the year generally occurs in the fourth fiscal quarter. Because of the short operating history of inTV, the Company's ability to assess the effects of seasonality on inTV is limited. It appears, however, that inTV may experience its highest revenues during the first and fourth fiscal quarters.

PATENTS AND TRADEMARKS

     The Company has 17 federally registered service marks and 13 service mark registrations pending relating to its business. It does not own any patents or patent applications. The Company does not believe that any of its marks are material to its business or operations.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

     This Report contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are made pursuant to the "safe harbor" provisions of the Securities Litigation Reform Act of 1995 and involve risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "intend," "anticipate" and similar expressions identify certain of such forward-looking statements, which speak only as of the dates on which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in the forward-looking statements include those set forth below:

  High Level of Indebtedness; Restrictions Imposed by Terms of Indebtedness and Preferred Stock

     The Company is highly leveraged. At December 31, 1996, on a pro forma basis, after giving effect to announced acquisitions and related capital expenditures, the TV Sales, estimated capital expenditures on existing properties and acquisitions which have closed subsequent to December 31, 1996, the Company would have had $303 million of total debt. In addition, subject to restrictions in the indenture (the "Indenture") governing the Company's 11 5/8% Senior Subordinated Notes (the "Notes"), the Company's $200 million Senior Secured Revolving Credit Facility (the "Credit Facility"), the terms of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (the "Junior Redeemable Preferred Stock") and the terms of the Company's redeemable 12 1/2% Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock," and with the Junior Redeemable Preferred Stock, collectively, the "Preferred Stock"), the Company may incur additional indebtedness and issue additional shares of preferred stock from time to time to finance acquisitions or capital expenditures or for other corporate purposes.

     The level of the Company's indebtedness could have important consequences to the Company, including: (i) a significant portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future, if needed, may be limited; (iii) the Company's leveraged position and covenants contained in the Indenture and the Credit Facility (or any replacement thereof) could limit its ability to expand and make capital improvements and acquisitions; and (iv) the Company's level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and limit its flexibility in reacting to changes in its industry and economic conditions generally. Certain of the Company's competitors currently operate on a less leveraged basis and may have significantly greater operating and financing flexibility than the Company.

     The Credit Facility, the Indenture and the Exchangeable Preferred Stock each contain certain covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, make investments, pay dividends or make certain other restricted payments, consummate certain asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Credit Facility requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. In the event of a default under the Credit Facility, the lenders may terminate their lending commitments and declare the indebtedness under the Credit Facility immediately due and payable. There can be no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the Credit Facility and the Notes. If the Company is unable to service its indebtedness or satisfy its dividend or redemption obligations with respect to its Preferred Stock, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all.

  "Must Carry" Regulations

     The Company believes that the growth and success of inTV depends in part upon access to households served by cable television systems. Pursuant to the 1992 Cable Act, each broadcaster is required to elect, every three years, to exercise either certain "must carry" or retransmission consent rights in connection with carriage of their signals by cable systems in their local market. By electing the "must carry" rights, a broadcaster can demand carriage on a specified channel on cable systems within its DMA, provided the broadcaster's television signal can be delivered to the cable system operator's cable head end at a specified strength. These "must carry" rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, and the amount of duplicative programming on a broadcast station. Therefore, under certain circumstances, a cable system can decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. The Company's television stations have elected the "must carry" alternative. The Company's elections of retransmission or "must carry" status will continue until the next required election date of October 1, 1999. If the law were changed to eliminate or materially alter "must carry" rights, the Company could suffer adverse effects.

  Government Regulation

     Each of the Company's radio and television stations operates pursuant to one or more licenses issued by the FCC that expire at different times, some of which are currently up for renewal. The Company may apply to renew those licenses, and third parties may challenge those applications. The 1996 Act extended the license term for both television and radio broadcast stations to eight years. Although the Company has no reason to believe that its licenses will not be renewed in the ordinary course, there can be no assurance that the licenses will be renewed. The radio and television broadcasting industries are subject to extensive and changing regulation. See "Federal Regulation of Broadcasting."

  Multiple Ownership Rules; Time Brokerage Agreements

     Current FCC rules prohibit ownership interests in two or more television stations with overlapping service areas. The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other entity. In the case of corporations holding broadcast licenses, the interests of officers, directors and those who directly or indirectly have the right to vote 5% or more of the corporation's voting stock are generally deemed to be attributable, as are the interests of officers and directors of a corporate parent of a broadcast licensee. Changes in the rule for attributing the ownership of media interests for purposes of the FCC's multiple ownership and cross-ownership rules could require that the Company restructure or divest itself of some existing broadcast interests.

     The television duopoly and one-to-a-market rules currently prevent the Company from acquiring the FCC licenses of television stations with which it has time brokerage agreements in those markets where the Company owns a television or radio station. In addition, if the FCC were to decide that the provider of programming services under time brokerage agreements should be treated as having an attributable interest in the television station it programs, and if it did not relax the corresponding duopoly rules, or if the FCC were to adopt restrictions on time brokerage agreements without grandfathering existing time brokerage agreements, the Company could be required to renegotiate or terminate certain of its time brokerage agreements. The 1996 Act specifies, however, that none of the provisions relating to broadcast ownership shall be construed to prohibit the origination, continuation or renewal of any television time brokerage agreement that is in compliance with the regulations of the FCC. Nevertheless, if in individual cases the FCC were to find that the licensee of a station with which the Company has a time brokerage agreement failed to maintain control over its operations as required by FCC rules and policies, the licensee of the time brokerage agreement and/or the Company could be fined or could be set for hearing, the outcome of which could be a fine or, under certain circumstances, loss of the applicable FCC license. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations. See "Federal Regulation of Broadcasting."

  New Industry

     inTV operates in a relatively new industry with a limited operating history. Difficulties and uncertainty are normally associated with new industries, including a lack of consumer and advertiser acceptance, difficulty in obtaining financing, increasing competition, advances in technology, and changes in law and regulations. There can be no assurance that this new industry will develop and continue as a viable industry. The failure of this industry to develop could require the Company to sell its owned inTV stations or convert them to other uses that are less profitable than expected. Growth in revenue from the Company's inTV business depends on increasing consumer awareness and acceptance of infomercial programming and growing demand by infomercial advertisers. Should these circumstances not occur, the Company's revenue from inTV could be adversely affected.

  Dependence on Key Personnel

     The Company's business depends upon the efforts, abilities and expertise of its executive officers and other key employees, including Lowell W. Paxson. If certain of these executive officers were to leave the Company, the Company's operating results could be adversely affected. In addition, in the event of Mr. Paxson's death, the Company may be required, in certain circumstances, to make an offer to repurchase the Notes and to redeem its Preferred Stock. There can be no assurance that if such an event were to occur, the Company would have, or would have access to, sufficient funds to satisfy such repurchase or redemption obligations.

  Consummation of TV Sales

     The Company has entered into definitive agreements for the TV Sales for aggregate consideration to the Company of $192.5 million. Consummation of the TV Sales is subject to the prior satisfaction of a number of conditions, including receipt of all necessary regulatory and other approvals, and there can be no assurance that such conditions will be satisfied or that the Company will consummate any of the TV Sales on the terms set forth in such agreements. Failure of the Company to consummate the TV Sales could require the Company to seek alternative financing in order to provide sufficient funds to consummate pending acquisitions or fund related capital expenditures and other planned uses of funds, or to delay or abandon one or more pending acquisitions if alternative funding were not obtained on terms acceptable to the Company.

  Ability to Manage Growth

     Since inception, the Company has experienced rapid growth, primarily through acquisitions. Rapidly growing businesses frequently encounter unforeseen expenses and delays in completing acquisitions, as well as difficulties and complications in integrating acquired operations without disruption to overall operations. In addition, such rapid growth may adversely affect the Company's operating results because of many factors, including capital requirements, transitional management and operating adjustments, and interest costs associated with acquisition debt. There can be no assurance that the Company will successfully integrate acquired operations or successfully manage the costs often associated with rapid growth.

  Industry and Economic Conditions

     The profitability of the Company's radio and television stations is subject to various factors that influence the radio and television broadcasting industries as a whole, including changes in audience tastes, priorities of advertisers, new laws and governmental regulations and policies, changes in broadcast technical requirements, technological changes, proposals to eliminate the tax deductibility of expenses incurred by advertisers and changes in the willingness of financial institutions and other lenders to finance radio and television station acquisitions and operations. The Company's broadcasting revenue is likely to be adversely affected by a recession or downturn in the United States economy or other events or circumstances that adversely affect advertising activity. In addition, the Company's operating results in individual geographic markets could be adversely affected by local regional economic downturns, particularly in Florida.

ITEM 2.  PROPERTIES

     The following table sets forth information with respect to the Company's offices and its studios and broadcast tower locations. Management believes that the Company's properties are in good condition and are suitable for its operations.

MARKET(A)                       PROPERTY                        OWNED/LEASED   LEASE EXPIRATION
---------                       --------                        ------------   ----------------
Miami, FL.....................  Studio/Offices                  Owned
                                WZTA-FM Tower                   Leased         April 2007
                                WIOD-AM Tower/Studios           Owned
                                WLVE-FM Tower                   Leased         January 2000
                                WPLL-FM Tower                   Leased         December 2000
                                WINZ-AM Tower                   Owned
                                WFTL-AM Tower                   Owned
                                WSRF-AM Tower/Studios           Leased         December 2001
                                WSRF-AM Land                    Leased         December 2001
Tampa, FL.....................  Studio/Offices                  Leased         May 1998
                                WSJT-FM Tower                   Leased         March 2015
                                WHPT-FM Tower                   Owned
                                WZTM-AM Tower                   Owned
                                WHNZ-AM Tower                   Owned
Orlando, FL...................  Studio/Offices                  Leased         March 2002
                                WMGF-FM Tower                   Leased         February 2001
                                WTKS-FM Tower                   Owned
                                WJRR-FM Tower                   Leased         April 2000
                                WSHE-FM Tower                   Leased         November 2012
                                WSHE-FM Studio                  Leased         October 1998
                                WQTM-AM Tower                   Owned
                                WWNZ-AM Tower                   Owned
Jacksonville, FL..............  Studio/Offices                  Leased         February 1999
                                WROO-FM Tower                   Leased         March 1999
                                WFSJ-FM Tower                   Owned
                                WPLA-FM Tower                   Owned
                                WNZS-AM Tower                   Leased         Perpetual
                                WTLK-FM Tower                   Owned
                                WZNZ-AM Tower                   Owned
Pensacola, FL.................  WYCL-FM Studio/Offices          Leased         Month to month
                                WYCL-FM Tower                   Owned
                                WTKX-FM Studio/Offices          Owned
                                WTKX Tower                      Leased         March 2018
Tallahassee, FL...............  WTNT-FM Studio/Offices          Leased         December 1999
                                WTNT-FM Tower                   Owned
                                WSNI-FM Studio/Offices          Leased         December 1998
                                WSNI-FM Tower                   Leased         March 2005
                                WXSR-FM Studio/Offices          Leased         December 1998
                                WXSR-FM Tower                   Leased         April 1998
                                WJZT-FM Studio/Offices          Leased         December 1998
                                WJZT-FM Tower                   Leased         August 2000
                                WNLS-AM Studio/Offices          Leased         December 1999
                                WNLS-AM Tower                   Owned

Panama City, FL......................  WFSY-FM, WEBZ-FM and
                                       WDIZ-AM Studio/Offices                 Owned
                                       WFSY Tower                             Leased         July 2015
                                       WSHF-FM Tower                          Leased         July 2013
                                       WPAP-FM Studio/Offices                 Leased         Annual
                                       WPAP-FM Tower                          Leased         March 2011
                                       WPBH-FM Studio/Offices                 Leased         March 1999
                                       WPBH-FM Tower                          Leased         March 1999
                                       WDIZ-AM Tower                          Owned
Cookeville, TN.......................  Studio/Offices                         Leased         December 1998
                                       WGSQ-FM Tower                          Leased         July 2007
                                       WGIC-FM/WHUB-AM
                                       Studio/Offices                         Leased         October 1998
                                       WGIC-FM/WHUB-AM Towers                 Owned
                                       WPTN-AM Tower                          Owned
TELEVISION MARKET(A)
------------------
New York, NY.........................  Studio                                 Leased         March 2001
Los Angeles, CA......................  Tower                                  Leased         March 2006
                                       Studio/Offices                         Leased         October 1998
                                       Tower                                  Leased         June 2005
Philadelphia, PA.....................  Sales Office                           Leased         July 1998
                                       Studio                                 Leased         September 2000
San Francisco, CA....................  Tower                                  Leased         June 2020
                                       Studio/Offices                         Leased         June 2005
Boston, MA...........................  Studio/Offices                         Leased         February 2006
                                       Tower                                  Leased         February 2012
Washington, DC.......................  Tower                                  Owned
                                       Studio                                 Owned
Dallas, TX...........................  Studio                                 Leased         October 2001
                                       Tower                                  Leased         March 2016
Atlanta, GA..........................  Tower                                  Leased         October 2015
                                       Studio/Offices                         Leased         October 1998
Houston, TX..........................  KTFH Tower                             Owned
                                       Studio                                 Owned
Cleveland, OH........................  Tower                                  Leased         May 2006
                                       Studio                                 Leased         October 1999
Minneapolis, MN......................  Studio                                 Owned
                                       Tower                                  Owned
Phoenix, AZ..........................  KWBF Studio                            Leased         September 1999
                                       KWBF Tower                             Leased         October 2001
                                       KAJW Tower                             Leased         June 2012
Denver, CO...........................  Studio                                 Leased         August 2001
                                       Tower                                  Leased         August 2003
Hartford, CT.........................  Tower                                  Leased         October 2035
                                       Studio/Offices                         Leased         October 1999
St. Louis, MO........................  Studio                                 Owned
                                       Tower                                  Owned
Milwaukee, WI........................  Studio                                 Owned
                                       Tower                                  Leased         Month to month

MARKET(A)                       PROPERTY                        OWNED/LEASED   LEASE EXPIRATION
---------                       --------                        ------------   ----------------
Grand Rapids, MI.....................  Studio                                 Leased         March 2001
                                       Tower                                  Leased         July 2005
Oklahoma City, OK....................  Studio                                 Leased         October 2003
                                       Tower                                  Leased         September 2003
West Palm Beach, FL..................  Tower                                  Owned
                                       Headquarters                           Owned
                                       Studio                                 Leased         October 1998
Greensboro, NC.......................  Tower                                  Owned
                                       Studio                                 Leased         May 1998
Providence, RI.......................  Tower                                  Leased         August 2006
Albany, NY...........................  Tower                                  Owned
                                       Studio                                 Leased         May 1998
Dayton, OH...........................  Tower                                  Owned
                                       Studio                                 Owned
Little Rock, AR......................  Tower                                  Leased         January 2012
Tulsa, OK............................  Tower                                  Leased         December 2006
Puerto Rico..........................  Towers -- three                        Leased         April 1997
                                       Studio                                 Leased         April 1997

---------------

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In November 1994, the Company's Class A Common Stock became publicly-held through its merger with The American Network Group, Inc. and beginning November 7, 1994, the Class A Common Stock was listed on the NASDAQ Small-Cap Market. Since July 10, 1995, the Class A Common Stock has been listed on the American Stock Exchange under the symbol PXN. The following table sets forth, for the periods indicated, the high and low last sales price per share for the Class A Common Stock, as reported on the NASDAQ Small-Cap Market (until July 7, 1995) and the closing sale price per share for the Class A Common Stock on the American Stock Exchange thereafter.

                                                               1996                1995
                                                          --------------      --------------
                                                          HIGH      LOW       HIGH      LOW
                                                          -----    -----      -----    -----
First Quarter...........................................     211/4    137/8      125/8     9
Second Quarter..........................................     153/8    105/8      14        8
Third Quarter...........................................     13        911/16    153/4    12
Fourth Quarter..........................................     111/8     65/8      163/8    115/8

     On March 27, 1997, the closing sale price of the Class A Common Stock on the American Stock Exchange was $9 per share. As of that date, there were approximately 276 holders of record of the Class A Common Stock. Because of the limited trading activity in the Class A Common Stock, the preceding prices may not be indicative of the actual value of the Class A Common Stock or of the trading prices that would result from a more seasoned market.

     On June 28, 1996, in connection with the Company's acquisition of Todd Communications, Inc., the Company issued 139,555 shares of Class A Common Stock valued at $1,535,000 to the shareholders of Todd Communications in payment of a portion of the $5 million purchase price. The shares issued were not registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration provided in Section 4(2) of such Act for transactions not involving a public offering.

     The Company has not paid cash dividends and does not intend for the foreseeable future to declare or pay any cash dividends on its Common Stock and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to declare or pay dividends will be at the discretion of the Company's board of directors and will depend upon the Company's future earnings, results of operations, financial condition, capital requirements, contractual restrictions under the Company's debt instruments, considerations imposed by applicable law and other factors deemed relevant by the board of directors. In addition, the terms of the Credit Facility, the Indenture and the Preferred Stock contain restrictions on the declaration of dividends with respect to the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended December 31, 1996. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data insofar as it relates to each of the years presented has been derived from annual financial statements, including the consolidated balance sheets at December 31, 1996 and 1995 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1996 and notes thereto appearing elsewhere herein.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
                                           1996           1995           1994           1993           1992
                                       ------------   ------------   ------------   ------------   ------------
INCOME STATEMENT DATA:
Total revenues.......................  $144,497,611   $ 86,536,506   $ 54,589,935   $ 32,062,031   $ 17,061,837
Operating loss.......................      (123,231)    (9,244,320)    (1,487,987)    (6,161,230)    (6,837,152)
Loss from continuing operations
  before extraordinary item..........   (26,572,465)   (24,156,156)    (5,694,029)   (10,951,853)    (7,855,039)
Income from discontinued operations
  (a)................................       353,564      1,308,593        931,955             --             --
Extraordinary item...................            --     10,625,727             --       (457,157)            --
Net loss.............................   (26,218,901)   (33,473,290)    (4,762,074)   (11,409,000)    (7,855,039)
Net loss attributable to common stock
  (b)................................  ($48,127,485)  ($46,770,496)  ($ 8,147,530)  ($11,560,367)            --
PER SHARE DATA: (C)
Loss from continuing operations
  before extraordinary item..........         (0.61)         (0.70)         (0.17)         (0.35)            --
Income from discontinued operations
  (a)................................          0.01           0.04           0.03             --             --
Extraordinary item...................            --          (0.31)            --          (0.01)            --
Net loss (d).........................         (0.60)         (0.97)         (0.14)         (0.36)            --
Net loss attributable to common stock
  (d)................................         (1.10)         (1.36)         (0.24)         (0.37)            --
Cash dividends declared..............            --             --             --             --             --
Weighted average shares
  outstanding -- primary and fully
  diluted (d)........................    43,836,526     34,429,517     33,430,116     31,581,948             --
BALANCE SHEET DATA:
Working capital......................    76,200,837     74,388,086     26,392,082     12,894,569      9,031,611
Total assets.........................   543,182,460    293,832,077    152,670,381     66,574,608     37,067,084
Current portion of long-term debt....       644,509        430,590      6,393,415        410,632          1,363
Long-term debt and notes.............   231,062,784    239,858,935     76,013,542     32,206,770     21,508,402

Total redeemable securities..............    184,709,646     57,175,963     43,878,757     13,798,540             --
Total common stockholders' equity........    106,775,237    (17,478,797)    17,019,390     16,119,257     14,327,956

---------------
(a) See Recent Developments for additional discussion on the disposition of the Network-Affiliated Television segment.

(b) Includes dividends and accretion on redeemable preferred stock and redeemable common stock warrants, as applicable.
(c) In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Statement is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. The Company is currently assessing the impact this Statement will have on its earnings per share.
(d) Loss per share data and weighted average shares outstanding for the years ended December 31, 1993 and 1994 give a pro forma effect to (i) the Company's amended capital structure related to the merger with ANG; and (ii) a stock dividend on common shares outstanding on January 1, 1995. For periods prior to January 1, 1993, loss per share data was not computed as such amounts were not relevant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Since its inception in 1991, the Company has grown primarily through the acquisition or management of radio and television broadcast stations and radio networks, as well as subsequent improvement in the operation of these properties. Certain of the Company's radio and television stations were and continue to be operated under time brokerage agreements for various periods. Under time brokerage agreements, the stations' operating revenues and expenses are controlled by the Company and are included in its consolidated statements of operations. The Company operates three business segments: (1) inTV, a nationwide network of owned, operated or affiliated television stations carrying its proprietary network, which broadcasts long form paid programming consisting primarily of infomercials, (2) Paxson Radio, consisting of radio broadcasting stations, radio news and sports networks and billboard operations; and (3) Paxson Network Affiliated Television, consisting of network affiliated television broadcasting stations in West Palm Beach, Florida.

     Subsequent to December 31, 1996, the Company entered into definitive agreements to sell its interests in its two network affiliated television stations serving the West Palm Beach, Florida market for aggregate consideration of approximately $119 million. The Company's decision to sell these stations has resulted in the discontinuance of the network affiliated television segment for financial reporting purposes.

     Subsequent to December 31, 1996, the Company contracted to sell its interests in WOAC-TV, Cleveland, Ohio and WNGM-TV, Atlanta, Georgia, each of which is currently operated pursuant to time brokerage agreements, for aggregate consideration of $73.5 million.

     The Company's operating data throughout the periods discussed have been impacted significantly by the timing and mix of radio, television and inTV acquisitions throughout such periods. Operating revenues are derived from the sale of advertising to local and national advertisers. The Company's primary operating expenses involved in owning and operating Paxson Radio are syndicated program rights fees, commissions on revenues, employee salaries, news gathering, promotion and administrative expenses. Comparatively, operation of an inTV station involves lower operating expenses relative to traditional network or independent television station operation. As a result, the Company's inTV stations usually contribute to operating profit within a short time frame. The costs of operating an inTV station do not vary significantly with revenue, with the exception of costs associated with sales commissions and agency fees. As such, upon obtaining a certain level of revenue sufficient to cover fixed costs, additional revenue levels have a significant impact on the operating results of an individual inTV station.

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

     The Company currently expects to continue acquiring additional stations which may have similar effects on the comparability of revenues, operating expenses, interest expense and operating cash flow as those described above. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair values of the Company's investments in broadcast properties and programming rights payable were based upon the net present value of applicable estimated future cash flows using a discounted rate approximating market rates. The fair values of the Company's long-term debt and the Notes were estimated based on market rates and instruments with similar risks and maturities. The fair value estimates presented are based on pertinent information available to management as of December 31, 1996. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange and have not been comprehensively revalued for purposes of the Company's financial statements.

     See "Business -- Forward-Looking Statements and Associated Considerations" for a discussion of certain factors which could influence the Company's future performance and prospects.

RESULTS OF OPERATIONS

  Years Ended December 31, 1996 and 1995

     Consolidated revenues for 1996 increased 67% (or $58.0 million) to $144.5 million from $86.5 million for 1995. This increase was primarily due to new television station acquisitions and time brokerage operations ($27.7 million), new radio stations and billboard faces ($18.6 million) and increased revenues from existing television stations ($3.6 million) and radio stations ($10.3 million).

     Operating expenses for 1996 increased 51% (or $48.8 million) to $144.6 million from $95.8 million for 1995. The increase was due to higher direct expenses such as commissions which rise in proportion to revenues ($11.8 million), other non-direct costs of operating new television stations ($8.7 million) and radio stations ($10.8 million), higher depreciation and amortization primarily related to assets acquired ($8.5 million), and increased time brokerage agreement fees ($6.4 million), all of which were partially offset by lower option plan compensation costs ($2.9 million).

     Operating cash flow for 1996 increased 118% (or $20.7 million) to $38.2 million, from $17.5 million for 1995. The increase in operating cash flow was primarily a result of television station acquisitions and time brokerage operations ($9.6 million), new radio stations ($5.2 million) and improved performance of existing television ($2.8 million) and radio stations ($5.2 million).

     For purposes of this Report, "operating cash flow" is defined as net income excluding non-cash items, non-recurring items including terminated operations and relocation costs, interest, other income, income taxes and time brokerage fees, less scheduled program rights payments. The Company has included operating cash flow data because the financial performance of broadcast companies is frequently evaluated based on some measure of cash flow from operations. Operating cash flow is not, and should not be used as, an indicator of or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements as it is not a measure of financial performance under generally accepted accounting principles.

     Interest expense for 1996 increased to $31.6 million from $17.3 million for 1995, an increase of 83% primarily due to a greater level of debt throughout the period and higher borrowing rates. As a result of acquisitions, at December 31, 1996, total long-term debt and senior subordinated notes were $231.7 million, compared with the balance of $240.3 million outstanding a year prior. The balance sheets reflect the private sale of $230 million of Notes at a discount netting $227.3 million before transaction costs on September 28, 1995.

     Interest income for 1996 increased to $6.9 million from $1.7 million, primarily due to greater levels of cash and cash equivalents invested throughout the period primarily as a result of the receipt of the proceeds of the April 1996 common stock sale and the October 1996 exchangeable preferred stock sale.

     At December 31, 1996 the Company had accumulated approximately $64 million of taxable losses. Usage of these losses is subject to certain limitations.

  Years Ended December 31, 1995 and 1994

     Consolidated revenues for 1995 increased 58% (or $31.9 million) to $86.5 million from $54.6 million for 1994. This increase was primarily due to the new television station acquisitions and time brokerage operations ($19.2 million), and increased revenues from existing television stations ($9.1 million).

     Operating expenses for 1995 increased 71% (or $39.7 million) to $95.8 million from $56.1 million in 1994. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($6.2 million), other non-direct costs of operating newly acquired and operated television stations ($5.5 million), higher corporate overhead ($6.3 million), option plan compensation ($10.8 million), higher depreciation and amortization related to assets acquired ($4.8 million), and increased expenses from a full year of operating existing television stations ($1.6 million).

     Interest expense for 1995 increased to $17.3 million from $6.2 million for 1994, an increase of 179%, primarily due to a greater level of long-term debt throughout the period and higher borrowing rates. As a result of acquisitions, at December 31, 1995, total long-term debt and senior subordinated notes was $240.3 million, or 192% higher than the $82.4 million outstanding a year prior.

     Interest income for 1995 increased to $1.7 million from $.3 million, primarily due to greater levels of cash and cash equivalents invested throughout the period primarily as a result of the receipt of the proceeds of the September 1995 senior subordinated notes sale.

     The Company recognized $1.3 and $1.7 million of income tax benefit during 1995 and 1994, respectively, which resulted primarily from the 1995 net losses and the reversal of deferred taxes associated with the 1993 tax provision resulting from a change in tax status.

     Operating cash flow for 1995 increased 101% (or $8.8 million) to $17.5 million, from $8.7 million for 1994. The increase in operating cash flow was a direct result of new television station acquisitions and time brokerage operations ($13.1 million), and improved performance of existing television properties ($3.4 million) partially offset by increased corporate overhead ($4.6 million).

     The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                            STATEMENT OF OPERATIONS

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1996     1995     1994
                                                              -----    -----    -----
Total revenue...............................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Operating Expenses:
  Direct....................................................   22.9     24.6     27.6
  Programming...............................................   10.6     11.9     14.2
  Sales & promotion.........................................    7.9      9.1      9.6
  Technical.................................................    5.6      5.2      3.5
  General & administrative..................................   21.7     23.5     20.1
  Trade and barter..........................................    2.2      2.7      4.3
  Time brokerage agreement fees.............................    5.0      1.1      0.9
  Sports rights fees........................................    2.5      3.2      4.4
  Option plan compensation..................................    5.4     12.5       --
  Depreciation and amortization.............................   16.0     17.0     18.1
                                                              -----    -----    -----
Total operating expenses....................................  100.1    110.7    102.7
                                                              -----    -----    -----
Operating loss..............................................   (0.1)   (10.7)    (2.7)
Other Income (expense):
  Interest expense..........................................  (21.9)   (19.9)   (11.4)
  Interest income...........................................    4.8      2.0      0.6
  Other expense, net........................................   (1.2)    (0.8)      --
                                                              -----    -----    -----
Loss from continuing operations before benefit for income
  taxes
  and extraordinary item....................................  (18.4)   (29.4)   (13.5)
Benefit for income taxes....................................     --      1.5      3.1
                                                              -----    -----    -----
Loss from continuing operations before extraordinary item...  (18.4)   (27.9)   (10.4)
Income from discontinued operations.........................    0.2      1.5      1.7
Extraordinary item..........................................     --    (12.3)      --
                                                              -----    -----    -----
Net loss....................................................  (18.2)   (38.7)    (8.7)
                                                              =====    =====    =====

LIQUIDITY AND CAPITAL RESOURCES

     On April 3, 1996, the Company completed an offering of 10,300,000 shares of its Class A Common Stock (the "Equity Offering") resulting in gross proceeds of $164.8 million before transaction costs. Total transaction costs of approximately $10 million resulted in net proceeds of approximately $154.8 million. The Equity Offering proceeds were used by the Company to repay the outstanding balances under the Credit Facility aggregating approximately $27.7 million, to complete acquisitions and fund capital expenditures and for general corporate purposes.

     On October 4, 1996, the Company completed an offering of 150,000 shares of 12 1/2% Cumulative Exchangeable Preferred Stock (the "Preferred Offering"), resulting in gross proceeds of $150 million before transaction costs. Total transaction costs of approximately $6.8 million resulted in net proceeds of approximately $143.2 million. A portion of the Preferred Offering proceeds was used by the Company to redeem the outstanding senior preferred stock aggregating approximately $28.5 million. The remaining proceeds of the Preferred Offering were utilized to fund acquisitions and related capital requirements.

     The Company's working capital at December 31, 1996 and December 31, 1995 was $76.2 million and $74.3 million, respectively, and the ratio of current assets to current liabilities was 4.88:1 and 6.37:1 on such dates, respectively. Working capital decreased primarily due to the completion of acquisitions of broadcast properties.

     Cash provided by (used in) operating activities of $(1.1), $11.0 and $5.1 million for 1996, 1995 and 1994, respectively, primarily reflects the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense and receivables in 1996. Cash used for investing activities of $258.5, $105.6 and $66.8 million for 1996, 1995 and 1994, respectively, primarily reflects acquisitions of and investments in broadcast properties and purchases of equipment for acquired and existing properties (net of the proceeds from station or asset sales). Cash provided by financing activities of $253.3, $141.1 and $76.3 million in 1996, 1995 and 1994, respectively, primarily reflects the proceeds of the Equity Offering, the Preferred Offering, the issuance of the Notes and the incurrence of long term debt, net of repayments and loan origination costs incurred. Non-cash activity relates to option plan compensation, stock issued for the WFSJ-FM acquisition, a note payable incurred with the WOCD-TV acquisition, reciprocal trade and barter advertising revenue and expense and accretion of discount on the Notes, as well as dividends and accretion on the redeemable preferred stock and common stock warrants.

     The Company has issued options to purchase shares of Class A Common Stock to certain members of management during 1996 and 1995 under its stock compensation plans. There are currently 3,590,693 options outstanding under these plans. Further, the Company recognized option plan compensation expense of approximately $7.9 million and $10.8 million in 1996 and 1995, respectively, and expects that approximately $6.4 million of compensation expense will be recognized over the remaining vesting period of the outstanding options.

     The Company's primary capital requirements are for the acquisition of broadcasting properties and related capital expenditures and interest and principal payments on indebtedness. The Notes require semi-annual interest payments at a fixed rate. The Company presently has $80 million in outstanding borrowings under the Credit Facility all of which has been drawn subsequent to December 31, 1996. Borrowings under the Credit Facility bear interest at floating rates and require interest payments on varying dates, but at least quarterly, depending on the interest rate option selected by the Company.

     The Company believes that it may require additional financing to complete acquisitions which are currently pending. The timing and amount of the Company's additional financing needs will depend, among other things, upon the timing of the completion of the TV Sales, the amount of net proceeds to the Company from the TV Sales (estimated to be $150 million after repayment of associated indebtedness and transaction expenses, prior to making any payments under the Credit Facility required by virtue of the TV Sales or payment of taxes), whether the Company completes a sale of its billboard operations and the timing and net proceeds thereof, the timing of closings of pending acquisitions (which are dependent upon the satisfaction of closing conditions, some of which are beyond the control of the Company), and the amount of borrowing capacity available to the Company under the Credit Facility. While the Company currently has $80 million in outstanding borrowings under the Credit Facility and a maximum additional borrowing capacity thereunder of $120 million, the amount actually available to the Company for borrowing under the Credit Facility is subject to covenant compliance, including limitations on indebtedness and other financial ratios, and the Company presently has no additional borrowing capacity thereunder. The amount available for borrowing under the Credit Facility will be affected by changes in the Company's cash flow position, including cash flow generated by acquired stations and cash flow reductions from station sales. There can be no assurance that the Company will be able to borrow additional funds under the Credit Facility. As there is no assurance that the timing of asset sales will be adequate to meet the closing dates for acquisitions, the Company is considering additional sources of financing, including public and private sales of equity and debt securities.

     The Company will require additional financing to enable it to continue its acquisition strategy and to fund capital expenditures on existing and acquired properties and the Company's working capital requirements. The failure to raise funds necessary to finance the Company's future cash requirements could adversely affect the Company's ability to pursue its business strategy. In addition, should the Company suffer a significant impairment to its cash flow from operations due to the occurrence of one or more adverse events, the Company could have insufficient resources to repay indebtedness under the Credit Facility or the Notes when due or to make required payments on the Preferred Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None required to be reported.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held May 2, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held May 2, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held May 2, 1997.

ITEMS 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held May 2, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the report:

          1. The financial statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

          2. Financial Statement Schedule -- Schedule II -- Valuation and Qualifying Accounts on page F-37.

          3. For Exhibits see Item 14(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.26, 10.27, 10.28 and 10.157 of Item 14(c) below.

     (b) No reports on Form 8-K have been filed by the Company during the final quarter of the period covered by this report.

     (c) List of Exhibits:

EXHIBIT
 NUMBER                               DESCRIPTION
--------                              -----------
3.1.1     --  Certificate of Incorporation of the Company(2)
3.1.2     --  The Company's Certificate of Designations of the Company's
              Junior Cumulative Compounding Redeemable Preferred Stock(2)
3.2       --  Bylaws of the Company(8)
4.1       --  Indenture dated as of September 28, 1995 by and between the
              Company, the guarantors named therein and The Bank of New
              York, as Trustee, with respect to the Senior Subordinated
              Notes(7)
4.2       --  Indenture dated as of October 4, 1996 by and between the
              Company, the Guarantors named therein and the Bank of New
              York, as Trustee, with respect to the Exchange
              Debentures(11)
4.3       --  Credit Agreement, dated as of December 19, 1995, among PCC, the Lenders named therein, and Union Bank, as Agent(7)
4.3.1     --  Amended and Restated Credit Agreement, dated November 19,
              1996, among Paxson Communications Corporation, the Lenders named therein and Union Bank of California, N.A., as the
              Agent.
9.1       --  Amended and Restated Stockholders Agreement, dated as of
              December 22, 1994, by and among the Company and certain
              stockholders thereof(2)
9.2       --  Agreement, dated March 26, 1996, amending the Amended and
              Restated Stockholders Agreement, dated as of December 22,
              1994, by and among the Company and certain stockholders
              thereof and certain related agreements(8)
10.1      --  Securities Purchase Agreement, dated as of September 22,
              1995, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein(7)
10.2      --  Stock Purchase Agreement, dated as of December 15, 1993, by and among the Company and certain purchasers of the Company securities(2)
10.3      --  Stock Purchase Agreement, dated as of December 22, 1994, by and among the Company and certain purchasers of the Company securities(2)
10.4      --  Amended and Restated Stockholders Agreement, dated as of
              December 22, 1994, by and among the Company and certain
              stockholders thereof (incorporated by reference to Exhibit
              9.1)(2)
10.4.1    --  Agreement, dated March 26, 1996 amending the Amended and
              Restated Stockholders Agreement, by and among the Company
              and certain stockholders thereof and certain related
              agreements (incorporated by reference to Exhibit 9.2)
10.5      --  Exchange and Consent Agreement, dated as of December 22,
              1994 by and among the Company and certain stockholders
              thereof(2)
10.20     --  Warrant Agreement, dated as of December 15, 1993, by and among the Company and William Watson as Warrant Agent(1)
10.25     --  Warrant Agreement, dated as of December 22, 1994, by and among the Company and William Watson as Warrant Agent(2)
10.26     --  Employment Agreement, dated as of June 30, 1994, by and between the Company and Lowell W. Paxson(1)
10.27     --  Paxson Communications Corp. Profit Sharing Plan(1)
10.28     --  Paxson Communications Corp. Stock Incentive Plan(1)
10.29     --  Asset Purchase Agreement, dated as of March 31, 1995, by and among The Christian Network, Inc. and LeSea Broadcasting
              Corporation and the Company(3)

EXHIBIT
 NUMBER                               DESCRIPTION
--------                              -----------
10.30     --  Stock Purchase Agreement, dated as of April 30, 1995, by and among Channel 59 of Denver, Inc. and David M. Drucker and
              Charles Ergen and the Company(3)
10.31     --  Asset Purchase Agreement, dated as of April 30, 1995, by and among Channel 59 of Denver, Inc. and Echonet Corporation and the Company(3)
10.32     --  First Letter Agreement, dated as of December 2, 1994, to
              Asset Purchase Agreement by and between the Company and
              Sandino Telecasters, Inc., dated as of December 5, 1994(4)
10.33     --  Second Letter Agreement, dated as of December 5, 1994, to
              Asset Purchase Agreement by and between the Company and
              Sandino Telecasters, Inc., dated as of December 5, 1994(4)
10.34     --  Third Amendment, dated as of May 17, 1995, to Asset Purchase
              Agreement by and between the Company and Sandino
              Telecasters, Inc., dated as of December 5, 1994(4)
10.35     --  Asset Purchase Agreement, dated January 31, 1995, between
              Gary A. Rosen in his capacity as Bankruptcy Trustee for
              Flying A Communications, Inc. and the Company(5)
10.36     --  Real Estate Sale and Purchase Agreement, dated as of May 18,
              1995, by and between F&M Bank -- Martinsburg and Paxson
              Communications of Washington-60, Inc.(5)
10.37     --  Asset Purchase Agreement, dated as of June 1, 1995, by and between Channel 26 of Dayton, Inc. and Video Mall
              Communications, Inc. for Television Station WTJC-TV,
              Springfield, Ohio(5)
10.38     --  Asset Purchase Agreement, dated as of May 23, 1995, by and among Whitehead Media, Inc., Morton J. Kent and Canton, Inc.
              for Television Station WOAC(TV) Canton, Ohio(5)
10.39     --  Option Agreement, dated December 29, 1995 by and among
              Whitehead Media, Inc., Whitehead Media of Ohio, Inc. and
              Paxson Communications of Cleveland-67, Inc. for WOAC (TV),
              Channel 67, Canton, Ohio(7)
10.40     --  Time Brokerage Agreement, dated October 30, 1995, between
              Whitehead Media, Inc. and Paxson Communications of
              Cleveland-67, Inc. for WOAC (TV), Channel 67, Canton,
              Ohio(7)
10.41     --  Amendment to Time Brokerage Agreement, dated December 29,
              1995, between Whitehead Media, Inc. and Paxson
              Communications of Cleveland-67, Inc. for WOAC (TV), Channel
              67, Canton, Ohio(6)
10.42     --  Time Brokerage Agreement, dated September 22, 1994,
              effective as of August 4, 1995, between Whitehead Media,
              Inc. and the Company for Television Station WTVX-TV Fort
              Pierce, Florida(6)
10.43     --  Amendment to Time Brokerage Agreement, dated as of April 19,
              1995, between Whitehead Media, Inc. and the Company for
              Television Station WTVX-TV Fort Pierce, Florida(6)
10.44     --  Amendment to Time Brokerage Agreement, dated December 29,
              1995, by and between Whitehead Media, Inc. and Paxson
              Communications of Ft. Pierce-34, Inc. for Television Station
              WTVX-TV, Ft. Pierce, Florida(7)
10.45     --  Option Agreement, dated December 29, 1995, by and among
              Whitehead Media, Inc., Whitehead Media of Florida, Inc., and
              Paxson Communications of Ft. Pierce-34, Inc. for Television
              Station WTVX-TV Ft. Pierce, Florida(8)
10.46     --  Non-compete Agreement, dated August 18, 1995, between the
              Company and Lowell W. Paxson(7)
10.47     --  Asset Purchase Agreement, dated as of August 23, 1995, by and among Valuevision International, Inc., VVI Bridgeport,
              Inc., VVI Akron, Inc., and the Company(7)
10.48     --  Time Brokerage Agreement, dated August 31, 1995, by and between Channel 56 of Orlando, Inc. and Paxson
              Communications of Orlando-56 Inc. for Television Station
              WIRB(TV), Melbourne, Florida(7)

10.49             --  Loan Agreement, dated August 31, 1995, among Paxson Communications of Orlando-56, Inc. and Channel 56
                      of Orlando, Inc.(7)
10.50             --  Time Brokerage Agreement, dated August 31, 1995, by and between UHF Channel 59 Corp. and Paxson
                      Communications of Denver-59, Inc. for Television Station KUBD(TV), Denver, Colorado(7)
10.51             --  Loan Agreement, dated August 31, 1995, by and between Paxson Communications of Denver-59, Inc. and
                      Channel 59 of Denver, Inc.(7)
10.52             --  Option Agreement, dated August 31, 1995, by and among Paxson Communications of Denver-59, Inc., Channel
                      59 of Denver, Inc., and UHF Channel 59 Corp.(7)
10.53             --  Asset Purchase Agreement, dated August 31, 1995, by and between Channel 13 of Flagstaff, Inc., Michael
                      C. Gelfand, and Del Ray Television Company, Inc.(7)
10.53.1           --  Option Agreement, dated January 24, 1996, by and between Channel 13 of Flagstaff, Inc. and Paxson
                      Communications of Flagstaff-13, Inc. for television station KWBF-TV(8)
10.54             --  Indenture, dated as of September 28, 1995, among the Company, the Guarantors named therein and The Bank of New York, as Trustee with respect to the Senior Subordinated Notes(7)
10.55             --  Original Note No. 1 for $115,000,000 CUSIP No. 704231-AA-7, with Guarantee of Guarantors listed therein(7)
10.56             --  Original Note No. 2 for $115,000,000, CUSIP No. 704231-AA-7, with Guarantee of Guarantors listed therein(7)
10.57             --  Form of New Note with Form of New Guarantee(7)
10.58             --  Registration Rights Agreement, dated as of September 28, 1995, by and among the Company, the Guarantors named therein and each of the Purchasers referred to therein(7)
10.59             --  Asset Purchase Agreement, dated October 2, 1995 by and between Whitehead Media, Inc. and NGM Television
                      Partners, Limited for Television Station WNGM-TV, Athens, Georgia(7)
10.60             --  Option Agreement dated December 29, 1995, by and between Whitehead Media, Inc., Whitehead Media of
                      Georgia, Inc. and Paxson Communications of Atlanta-14, Inc. for WNGM (TV), Channel 34, Athens,
                      Georgia(7)
10.61             --  Time Brokerage Agreement, dated December 29, 1995, by and between Whitehead Media of Georgia, Inc. and
                      Paxson Communications of Atlanta-14, Inc. for WNGM (TV), Athens, Georgia(7)
10.62             --  Time Brokerage Agreement, dated October 16, 1995, by and between Channel 26 of Dayton, Inc. and Paxson
                      Communications of Dayton-26, Inc. for Television Station WTJC(TV), Springfield, Ohio(7)
10.63             --  Loan Agreement, dated October 6, 1995, by and among Paxson Communications of Dayton-26, Inc. and
                      Channel 26 of Dayton, Inc.(7)
10.64             --  Option Agreement, dated October 6, 1995, by and between Paxson Communications of Dayton-26, Inc. and
                      Channel 26 of Dayton, Inc.(7)
10.65             --  Asset Purchase Agreement, dated August 25, 1995, by and between Channel 13 of St. Louis, Inc. and
                      McEntee Broadcasting, Inc., for Television Station WCEE-TV, Mt. Vernon, Illinois(7)
10.65.1           --  Time Brokerage Agreement, dated January 26, 1996, between Channel 13 of St. Louis, Inc. and Paxson
                      Communications of St. Louis-13, Inc. for television station WCEE-TV, Mt. Vernon, Illinois(7)
10.65.2           --  Option Agreement, dated January 26, 1996, by and between Channel 13 of St. Louis, Inc. and Paxson
                      Communications of St. Louis-13, Inc.(7)

EXHIBIT
 NUMBER                               DESCRIPTION
--------                              -----------
10.65.3   --  Letter Exercising Option, dated February 21, 1996, by and between Channel 13 of St. Louis, Inc. and Paxson
              Communications of St. Louis-13, Inc. for television station
              WCEE-TV(8)
10.67     --  Letter of Intent, dated February 24, 1996, among the
              Company, New Age Broadcasting, Inc. and The Seventies
              Broadcasting Corporation(8)
10.68     --  Time Brokerage Agreement, dated December 17, 1993, by and between Bradenton Broadcast Television Co., Ltd., and The
              Christian Network, Inc. regarding television station
              WFCT-TV(8)
10.69     --  Loan and Option Agreement, dated December 17, 1993, between
              Bradenton Broadcasting Television Company, Ltd. and The
              Christian Network, Inc. for Channel 66(8)
10.69.1   --  Partial Assignment of Loan and Option Agreement, dated May
              15, 1994, between Bradenton Broadcast Television Company,
              Ltd., The Christian Network, Inc. and Paxson Communications
              of Tampa-66, Inc. for Channel 66(8)
10.70     --  Partial Assignment of Time Brokerage Agreement, dated May
              15, 1994, between Bradenton Broadcast Television Company,
              Ltd., The Christian Network, Inc. and Paxson Communications
              of Tampa-66, Inc.(8)
10.71     --  Letter Exercising Option, dated February 22, 1996, by Paxson
              Broadcasting of Tampa-66, Inc. to exercise option on
              WFCT-TV(8)
10.72     --  Time Brokerage Agreement, dated April 1, 1994, by and
              between Channel 35 of Miami, Inc. and Paxson Communications of Miami-35, Inc. regarding television station WCTD-TV(8)
10.73     --  Option Agreement, dated April 1, 1994, by and between
              Channel 35 of Miami, Inc. and Paxson Communications of
              Miami-35, Inc. regarding television station WCTD-TV(8)
10.74     --  Time Brokerage Agreement, dated January 31, 1996, by and between S&E Network, Inc. and Paxson Communications of San
              Juan, Inc. for television station WSJN-TV(8)
10.74.1   --  Stock Purchase Agreement, by and between S&E Network, Inc.
              and Paxson Com Communications of San Juan, Inc. for
              television station WSJN-TV(8)
10.75     --  Time Brokerage Agreement, dated October 31, 1995, by and between Roberts Broadcasting Company of Raleigh-Durham, L.P.
              and Paxson Communications of Raleigh Durham-47, Inc. for
              television station WRMY-TV(8)
10.76     --  Option Agreement dated October 31, 1995, between Roberts
              Broadcasting Company of Raleigh-Durham, L.P. and Paxson
              Communications of Raleigh-Durham-47, Inc. for interest in
              WRMY-TV(8)
10.77     --  Loan Agreement, dated October 31, 1995, between Roberts
              Broadcasting Company of Raleigh-Durham, L.P. and the Company
              for $4,000,000(8)
10.78     --  Letter of Intent, dated November 14, 1995, with Offshore
              Broadcasting Company regarding television station WOST-TV(8)
10.79     --  Letter of Intent, dated February 22, 1996, with Roberts
              Broadcasting Company of Salt Lake City LLC regarding
              television station KZAR-TV(8)
10.80     --  Loan Agreement, dated March 23, 1995, with Cocola Media
              Corporation of Florida for construction of facilities for
              WHBI-TV(8)
10.81     --  Asset Purchase Agreement, dated January 31, 1996 between
              TeleSouth Communications, Inc., Paxson Networks, Inc. and
              Lowell W. Paxson in connection with the sale of South
              Carolina Radio Network(8)
10.82     --  Asset Purchase Agreement, dated January 1, 1996, between the
              Company and Lowell W. Paxson in connection with the sale of
              World Travelers Network(8)

EXHIBIT
 NUMBER                               DESCRIPTION
--------                              -----------
10.83     --  Lease Agreement, dated June 14, 1994, between Paxson
              Communications of Tampa-66, Inc. and The Christian Network,
              Inc. for lease of production and distribution facilities at
              WFCT-TV(8)
10.84     --  Replacement Promissory Note, dated October 20, 1995, from
              Channel 55 of Dallas, Inc., assigned to the Company for
              $1,000,000 regarding KLDT-TV(8)
10.85     --  Letter of Intent, dated September 22, 1995, from The
              Christian Network, Inc. to Western Michigan Family
              Broadcasting, Inc. for television station WJUE-TV, Battle
              Creek, Michigan(8)
10.86     --  Letter of Intent, dated October 4, 1995, from The Christian
              Network, Inc. to Cornerstone Television, Inc. for television station WOCD-TV, Amsterdam, New York(8)
10.87     --  First Amendment dated February 29, 1996 between Channel 55 of Albany, Inc. and Cornerstone Television, Inc.(9)
10.88     --  Asset Purchase Agreement dated as of March 29, 1996 by and between Paxson Communications of Cookeville, Inc. and WHUB,
              Inc.(10)
10.89     --  Amended and Restated Promissory Note dated August 5, 1996 between Roberts Broadcasting of Salt Lake City, L.L.C. and
              Paxson Communications of Salt Lake City-16, Inc.(10)
10.90     --  First Amendment to Loan Agreement dated August 5, 1996 between Roberts Broadcasting of Salt Lake City, L.L.C. and
              Paxson Communications of Salt Lake City-16, Inc.(10)
10.91     --  Asset Purchase Agreement, dated March 15, 1996, between
              Ralph E. Kaschai, d/b/a Cashi Signs, Cashi Corp., Cashi
              Outdoor Advertising, Inc., and Cashi Services, Inc., and
              Paxson Outdoor, Inc.(10)
10.92     --  Asset Purchase Agreement, dated May 31, 1996 by and between
              Paxson Broadcasting of Orland, Limited Partnership and Press
              Broadcasting Company for Radio Station WTKS(FM) Cocoa Beach,
              Florida(10)
10.93     --  Time Brokerage Agreement, dated May 31, 1996, by and between
              Press Broadcasting Company, Inc. and Paxson Broadcasting of
              Orlando, Limited Partnership for Radio Station WTKS(FM)
              Cocoa Beach, Florida(10)
10.94     --  Asset Purchase Agreement, dated December 11, 1995, by and between Channel 55 of Albany, Inc. and Cornerstone
              Television, Inc. for Television Station WOCD(TV) Amsterdam,
              New York (10)
10.95     --  First Amendment to Asset Purchase Agreement, dated February
              29, 1996, by and between Channel 55 of Albany, Inc. and
              Cornerstone Television, Inc.(10)
10.96     --  Promissory Note, dated May 31, 1996, between Channel 55 of
              Albany, Inc. and Cornerstone Television, Inc. principal sum of $1,650,000(10)
10.97     --  Stock Purchase Agreement, dated May 23, 1996 by and among
              Channel 44 of Tulsa, Inc., Paxson Communications of
              Tulsa-44, Inc. and Broadcasting Systems Inc.(10)
10.98     --  Asset Purchase Agreement, dated April 18, 1996, by and between Paxson Communications of Phoenix-13, Inc. and
              Channel 13 of Flagstaff, Inc.(10)
10.99     --  Asset Purchase Agreement, dated April 18, 1996 by and among
              Paxson Communications of Denver-59, Inc., UHF Channel 59
              Corp. and Channel 59 of Denver, Inc.(10)
10.100    --  Asset Purchase Agreement, dated April 18, 1996, by and between Paxson Communications of Dayton-26, Inc. and Channel
              26 of Dayton, Inc.(10)
10.101    --  Asset Purchase Agreement, dated April 18, 1996 by and
              between Paxson Communications of St. Louis-13, Inc. and
              Channel 13 of St. Louis, Inc.(10)
10.102    --  Asset Purchase Agreement, dated April 12, 1996, by and between Paxson Broadcasting of Miami, Limited Partnership
              and TK Communications, L.C.(10)

EXHIBIT
 NUMBER                               DESCRIPTION
--------                              -----------
10.103    --  Construction Agreement, dated April 16, 1996, by and among
              Offshore Broadcasting Corporation, Ocean State Television,
              L.L.C. and Paxson Communications of Providence-69, Inc.(10)
10.104    --  Loan Agreement, dated April 16, 1996, by and among Paxson
              Communications of Providence-69, Inc., Offshore Broadcasting
              Corporation and Ocean State Television, L.L.C.(10)
10.105    --  Asset Purchase Agreement, dated April 19, 1996 by and
              between Paxson Communications of Greensboro-16, Inc. and
              Television Communications, Inc. for Television Station
              WAAP(TV), Burlington, North Carolina(10)
10.106    --  Asset Purchase Agreement, dated April 26, 1996, by and between Paxson Broadcasting of Miami, Limited Partnership
              and WIOD, Inc.(10)
10.107    --  Agreement and Plan of Merger, dated April 12, 1996 by and among Devon W. Paxson, Todd L. Paxson, Pax Jax, Inc., the
              Company and Todd Communications, Inc.(10)
10.107.1  --  First Amendment to Agreement and Plan of Merger, dated June
              27, 1996 by and among Devon W. Paxson, Todd L. Paxson, Pax
              Jax, Inc., the Company and Todd Communications, Inc.(10)
10.108    --  Asset Purchase Agreement, dated May 13, 1996, by and among
              Paxson Communications of Tallahassee, Inc., B. Radio, Inc.,
              and Boss Radio Group, Inc., for WGNE, WFSY, WEBZ(10)
10.109    --  Option Agreement by and between Paxson Communications of
              Minneapolis 41, Inc. and KX Acquisition, L.P. for Television
              Station KXLI(TV), St. Cloud Minnesota dated May 30,
              1996.(10)
10.110    --  Subordinated Note between MacDonald Communications
              Corporation and the Company for $3,000,000 dated June 7,
              1996.(10)
10.111    --  Asset Purchase Agreement, dated April 29, 1996, by and among
              Paxson Communications of Tallahassee, Inc., Southern
              Broadcasting Companies,Inc., Great South Broadcasting, Inc.,
              Charles E. Giddens, Inc., and Southern Broadcasting of
              Pensacola, Inc.(10)
10.112    --  Asset Purchase Agreement, dated April 26, 1996, by and between Paxson Broadcasting of Orlando, Limited Partnership and Shamrock Communications, Inc.(10)
10.113    --  Time Brokerage Agreement, dated April 26, 1996, by and between Shamrock Communications, Inc. and Paxson
              Broadcasting of Orlando, Limited Partnership for Radio
              Station WDIZ(FM) Orlando, Florida(10)
10.114    --  Purchase Agreement, dated July 17, 1996, by and between
              Impact Communications of Central Florida, Inc. and Paxson
              Outdoor, Inc.(10)
10.115    --  Asset Purchase Agreement, dated February 23, 1996, by and among Paxson Communications LPTV, Inc., and Michael A.
              Bogner d/b/a Amity Broadcasting Company(10)
10.116    --  Asset Purchase Agreement, dated July 1, 1996, by and among
              Paxson Communications of New London-26, Inc., Paxson New
              London License, Inc., and Roberts Broadcasting of Hartford,
              L.L.C.(10)
10.117    --  Asset Purchase Agreement, dated March 5, 1996, by and
              between Paxson Communications LPTV, Inc., and Craig L.
              Fox(10)
10.118    --  Asset Purchase Agreement, dated June 18, 1996, by and
              between Paxson Communications LPTV, Inc. and Communications
              Corporation(10)
10.119    --  Time Brokerage Agreement, dated July 9, 1996, by and between
              Channel 55 of Milwaukee, Inc. and Paxson Communications of
              Milwaukee-55, Inc. for Television Station WHKE-TV Milwaukee,
              Wisconsin(10)
10.120    --  Loan Agreement, dated July 9, 1996, by and between Paxson
              Communications of Milwaukee-55 of Milwaukee, Inc. for
              Television Station WHKE-TV Kenosha, Wisconsin(10)

EXHIBIT
 NUMBER                               DESCRIPTION
--------                              -----------
10.121    --  Second Amendment to Asset Purchase Agreement, dated July 9,
              1996, by and between LeSea Broadcasting Corporation and
              Channel 55 of Milwaukee, Inc.(10)
10.122    --  Asset Purchase Agreement, dated July 1, 1996, by and between
              Paxson Communications LPTV, Inc. and Electron Communications
              Corporation(10)
10.123    --  Asset Exchange Agreement, dated August 7, 1996, by and between Paxson Broadcasting of Birmingham-44, Inc. and
              WNAL-TV Inc.(10)
10.124    --  Loan Agreement, dated August 7, 1996, by and between Paxson
              Broadcasting of Birmingham-44 Inc. and WNAL-TV Inc.(10)
10.125    --  Time Brokerage Agreement, dated August 7, 1996, by and between Paxson Broadcasting of Birmingham-44 Inc. and
              WNAL-TV Inc.(10)
10.126    --  Option Agreement by and among Paxson Communications of Salt
              Lake City-16, Inc. and Roberts Broadcasting of Salt Lake
              City L.L.C., dated August 5, 1996(10)
10.127    --  Asset Purchase Agreement, dated July 31, 1996, by and
              between Paxson Communications of Oklahoma City-62, Inc. and
              Aracelis Ortiz for Television Station KMNZ-TV, Oklahoma
              City, Oklahoma(12)
10.128    --  Purchase Agreement, dated July 31, 1996, by and among
              America 51, L.P., Paxson Communications of Phoenix-51.,
              Inc., and Hector Garcia Salvatierra for Television Station
              Channel 51, Tolleson, Arizona(12)
10.129    --  Loan, Option and Related Transactions, dated August 19,
              1996, between Paxson Communications of Seattle-24, Inc. and
              World Television of Washington, L.L.C. for Television
              Station KBCB(TV), Bellingham, Washington(12)
10.130    --  Stock Purchase and Related Transactions, dated August 21,
              1996, between Paxson Communications of Little Rock-42, Inc.,
              Leininger-Geddes Partnership and Channel 42 of Little Rock,
              Inc. for Television Station KVUT(TV), Little Rock,
              Arkansas(12)
10.131    --  Asset Purchase and Sale Agreement, dated August 27, 1996, between Intermart Broadcasting First Coast, Inc., and Paxson
              Broadcasting of Jacksonville, Limited Partnership for Radio
              Station WPVJ-FM of Ponte Verda Beach, Florida(12)
10.132    --  Purchase Agreement, dated August 29, 1996, by and between
              Boardworks Outdoor Advertising Company, Inc., and Paxson
              Outdoor, Inc.(12)
10.133    --  Asset Purchase Agreement, dated August 30, 1996, by and between Paxson Communications Television, Inc. and Alpha &
              Omega Communications, L.L.C. for Television Station KOOG-TV,
              Ogden, Utah(12)
10.134    --  Loan Agreement, dated September 6, 1996, by and between
              Ponce-Nicasio Broadcasting, A Limited Partnership and Paxson
              Communications of Sacramento-29, Inc. for Television Station
              KCMY-TV, Sacramento, California(12)
10.135    --  Option Agreement, dated September 6, 1996, by and between
              Ponce-Nicasio Broadcasting, A Limited Partnership and Paxson
              Communications of Sacramento for Television Station KCMY-TV,
              Sacramento, California(12)
10.136    --  Asset Purchase Agreement, dated September 12, 1996, by and between The Moody Bible Institute of Chicago and Paxson
              Broadcasting of Tampa, Limited Partnership for Radio Station
              WKES-FM, St., Petersburg, Florida(12)
10.137    --  Asset Purchase Agreement, dated September 27, 1996, by and between Channel 46 of Boston, Inc. and Massachusetts
              Redevelopment Limited Liability Company for Television
              Station WHRC(TV), Norwell, Massachusetts(12)
10.138    --  Easement Agreement, dated October 9, 1996, by and between
              Kartworlds of Central Florida L.C. and Paxson Outdoor,
              Inc.(12)

10.139            --  Contract for Sale and Purchase, dated October 22, 1996, between Southern Land Investors, LTD., and
                      Paxson Outdoor, Inc.(12)
10.139.1          --  Promissory Note, dated October 22, 1996, between Southern Land Investors, LTD. and Paxson Outdoor,
                      Inc.(12)
10.139.2          --  Real Estate Mortgage, dated October 22, 1996, Southern Land Investors, Ltd. and Paxson Outdoor,
                      Inc.(12)
10.139.3          --  Assignment of Rights Under Pre-annexation Agreement, dated October 22, 1996, by and between Michael J.
                      Grinstaff and Southern Land Investors, Ltd.(12)
10.140            --  Stock Purchase Agreement, dated November 12, 1996, by and between Housing Development Associates S.E.
                      and Paxson Communications of San Juan, Inc.
10.141            --  Asset Purchase Agreement, dated November 21, 1996, by and among Value Vision International, Inc., VVI
                      Manassas, Inc., WVVI(TV), Inc., Paxson Communications of Washington-66, Inc., and the Company
10.142            --  Asset Purchase Agreement, dated November 21, 1996, by and between Paxson Communications of
                      Milwaukee-55, Inc. and Channel 55 of Milwaukee, Inc.
10.143            --  Asset Purchase Agreement, dated December 13, 1996, by and between Paxson Communications of the Keys,
                      Inc., and Key Chain, Inc. for Radio Stations WFKZ-FM, Plantation Key, Florida, WAVK-FM, Marathon,
                      Florida, and WKRY-FM, Key West, Florida
10.144            --  Asset Purchase Agreement, dated December 10, 1966, by and between Paxson Communications of Kansas
                      City-50, Inc. and Kansas City Youth for Christ, Inc. for Television Station KYFC-TV, Kansas City,
                      Missouri
10.145            --  Stock Purchase Agreement, dated December 11, 1996, by and among Channel 64 of Scranton, Inc., Paxson
                      Communication of Scranton-64, Inc. and Ted Ehrhardt D/B/A Ehrhardt Broadcasting
10.146            --  Asset Purchase Agreement, dated February 19, 1997, by and between Paxson Communications of Ft.
                      Pierce-34, Inc., and Paramount Stations Group, Inc. for Television Station WTVX(TV), Ft. Pierce,
                      Florida
10.147            --  Promissory Note, dated February 12, 1997, by and between Roberts Broadcasting of Hartford, L.L.C. and
                      Paxson Communications of New London-26, Inc. for Television Station WTWS (TV), New London, Connecticut
10.147.1          --  Time Brokerage Agreement, dated February 12, 1997, by and between Roberts Broadcasting of Hartford, L.
                      L. C. and Paxson Communications of New London-26, Inc. for Television Station WTWS(TV), New London,
                      Connecticut
10.147.2          --  Amendment to Asset Purchase Agreement, dated December 16, 1996, by and among Roberts Broadcasting of
                      Hartford, L.L.P., Paxson Communications of New London-26, Inc., and Paxson New London License, Inc.
10.148            --  Amended and Restated Promissory Note, dated April 16, 1996, by and between Ocean State Television, L.
                      L. C. and Paxson Communications of Providence-69, Inc.
10.149            --  Second Amendment to Stock Purchase and Option Agreement, dated September 27, 1996, by and among Paxson
                      Communications of Battle Creek-43, Inc., Western Michigan Christian Broadcasting, Inc., Western
                      Michigan Family Broadcasting, Inc., Horizon Broadcasting Corporation, and William B. Popjes.
10.150            --  Partnership Interest Purchase Agreement, dated February 14, 1997, by and among DP Media, Inc., Roberts
                      Broadcasting, L.L.C., and Roberts Broadcasting company of Raleigh-Durham, L.P.

10.151            --  Option Purchase Agreement, dated February 14, 1997, by and between Paxson Communications of
                      Raleigh-Durham-47, Inc., and D P. Media, Inc.
10.152            --  Amendment Agreement, dated February 13, 1996, by and among Channel 43 of Battle Creek, Inc., Western
                      Michigan Christian Broadcasting, Inc., Western Michigan Family Broadcasting, Inc., Horizon Broadcasting
                      Corporation, William B. Popjes and Paxson Communications of Battle Creek-43, Inc.
10.153            --  Asset Purchase Agreement, dated March 13, 1997 by and among Paxson Communications of Detroit-31, Inc.
                      and Blackstar Communications, Inc. for Television Stations WBSX(TV) and W48AV
10.154            --  Asset Purchase Agreement, dated March 25, 1997, by and between Paxson Communications of West Palm
                      Beach-25, Inc. and The Hearst Corporation, for Television Station WPBF(TV), West Palm Beach, Florida
10.155            --  Purchase and Sale of Option, dated March 26, 1997, by and between Paxson Communications of
                      Cleveland -- 67, Inc., and Global Broadcasting Systems, Inc. for Television Station WOAC(TV),
                      Cleveland, Ohio
10.155.1          --  Purchase and Sale of Option, dated March 26, 1997, by and between Paxson Communications of
                      Atlanta -- 14, Inc., and Global Broadcasting Systems, Inc. for Television Station WNGM(TV), Atlanta,
                      Georgia
10.156            --  Asset purchase agreement, dated March 21, 1997, by and between Whitehead Media of Florida, Inc.,
                      Whitehead Broadcasting of Florida, Inc. and Paxson Communications of Ft. Pierce-34, Inc. for Television
                      Station WTVX(TV), Ft. Pierce, Florida
10.157            --  Paxson Communications Corporation 1996 Stock Incentive Plan(13)
21                --  Subsidiaries of the Company
23                --  Consent of Price Waterhouse LLP
27                --  Financial Data Schedule (for SEC use only)
99.1              --  Tax Exemption Savings Agreement between the Company and The Christian Network, Inc., dated May 15,
                      1994(8)

---------------

 (1) Filed with the Company's Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416 and incorporated herein by reference.
 (2) Filed with the Company's Annual Report on Form 10-K, dated March 31, 1995 and incorporated herein by reference.
 (3) Filed with the Company's Quarterly Report on Form 10-Q, dated May 12, 1995 and incorporated herein by reference.
 (4) Filed with the Company's Report on Form 8-K dated June 1, 1995 and incorporated herein by reference.
 (5) Filed with the Company's Quarterly Report on Form 10-Q, dated August 14, 1995 and incorporated herein by reference.
 (6) Filed with the Company's Report on Form 8-K, dated August 21, 1995 and incorporated herein by reference.
 (7) Filed with the Company's Registration Statement on Form S-4, as amended, filed January 23, 1996, Registration No. 33-63765 and incorporated herein by reference.
 (8) Filed with the Company's Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473 and incorporated herein by reference.
 (9) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 1996 and incorporated herein by reference.
(10) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 1996 and incorporated herein by reference.

(11) Filed with the Company's Registration Statement on Form S-3, as amended, filed August 15, 1996, Registration No. 333-10267 and incorporated herein by reference.
(12) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1996 and incorporated herein by reference.
(13) Filed with the Company's Registration Statement on Form S-8, filed January 22, 1997, Registration No. 333-20163 and incorporated herein by reference.

     (d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm Beach, State of Florida, on March 31, 1997.

                                          PAXSON COMMUNICATIONS
                                          CORPORATION

                                          By:      /s/ LOWELL W. PAXSON
                                          --------------------------------------
                                                     Lowell W. Paxson
                                                  Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /s/ LOWELL W. PAXSON                     Chairman of the Board, Chief      March 31, 1997
-----------------------------------------------------      Executive Officer, and
                  Lowell W. Paxson                         Director (Principal
                                                           Executive Officer)

                  /s/ ARTHUR D. TEK                      Vice President, Chief             March 31, 1997
-----------------------------------------------------      Financial Officer, and
                    Arthur D. Tek                          Director (Principal
                                                           Financial Officer)

               /s/ KENNETH M. GAMACHE                    Vice President and Controller     March 31, 1997
-----------------------------------------------------      (Principal Accounting
                 Kenneth M. Gamache                        Officer)

                 /s/ JAMES B. BOCOCK                     President and Chief Operating     March 31, 1997
-----------------------------------------------------      Officer, Director
                   James B. Bocock

            /s/ J. PATRICK MICHAELS, JR.                 Director                          March 31, 1997
-----------------------------------------------------
              J. Patrick Michaels, Jr.

                /s/ S. WILLIAM SCOTT                     Director                          March 31, 1997
-----------------------------------------------------
                  S. William Scott

                /s/ BRUCE L. BURNHAM                     Director                          March 31, 1997
-----------------------------------------------------
                  Bruce L. Burnham

               /s/ JAMES L. GREENWALD                    Director                          March 31, 1997
-----------------------------------------------------
                 James L. Greenwald

NOTICE OF ANNUAL MEETING

     The Annual Meeting of Stockholders of Paxson Communications Corporation will be held at 10:00 a.m., May 2, 1997 at Hyatt Regency Grand Cypress, Orlando, Florida. All stockholders are cordially invited to attend and are urged to consider the voting information provided in the Notice of Meeting, Proxy Statement and form of Proxy accompanying the mailing of this report.

     Proxy accompanying the mailing of this report.

SHAREHOLDER INFORMATION

CORPORATE HEADQUARTERS       COMMON STOCK              INDEPENDENT ACCOUNTANTS
601 Clearwater Park Road     American Stock Exchange   Price Waterhouse LLP
West Palm Beach, FL 33401    Symbol: PXN               One East Broward Boulevard
(561) 659-4122                                         Suite 1700
                                                       Fort Lauderdale, Florida 33301

TRANSFER AGENT
First Union National Bank of North Carolina
2300 South Tryon St.
10th Floor
Charlotte, NC 28288-1104

                       PAXSON COMMUNICATIONS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
(1)  Consolidated Financial Statements:
     Report of Independent Certified Public Accountants..........   F-2
     Consolidated Balance Sheets.................................   F-3
     Consolidated Statements of Operations.......................   F-4
     Consolidated Statements of Changes in Common Stockholders'
       Equity....................................................   F-5
     Consolidated Statements of Cash Flows.......................   F-6
     Notes to Consolidated Financial Statements..................   F-7
(2)  Financial Statement Schedule:
     Report of Independent Certified Public Accountants on
       Financial Statement Schedule..............................  F-36
     For the three years ended December 31, 1996 --
     II -- Valuation and Qualifying Accounts.....................  F-37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
of Paxson Communications Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in common stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Paxson Communications Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
--------------------------------------
PRICE WATERHOUSE LLP

Fort Lauderdale, Florida
February 12, 1997, except as to Notes 2, 18 and 19 which are as of March 26, 1997

                       PAXSON COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1996            1995
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $  61,748,788   $ 68,070,990
  Accounts receivable, less allowance for doubtful accounts
    of $1,576,593 and $909,713..............................     29,860,998     17,726,415
  Prepaid expenses and other current assets.................      2,713,565        971,363
  Current program rights....................................      1,512,019      1,412,544
                                                              -------------   ------------
         Total current assets...............................     95,835,370     88,181,312
Property and equipment, net.................................    144,415,412     79,859,080
Intangible assets, net......................................    220,409,421     84,318,147
Investments in broadcast properties.........................     53,297,022     21,192,030
Program rights, net.........................................      1,075,536        384,814
Other assets, net...........................................     28,149,699     19,896,694
                                                              -------------   ------------
         Total assets.......................................  $ 543,182,460   $293,832,077
                                                              =============   ============

            LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  10,676,692   $  5,030,692
  Accrued interest..........................................      6,684,373      6,932,342
  Current portion of program rights payable.................      1,628,959      1,449,602
  Current portion of long-term debt.........................        644,509        430,590
                                                              -------------   ------------
         Total current liabilities..........................     19,634,533     13,843,226
Program rights payable......................................      1,000,260        432,750
Long-term debt..............................................      3,407,688     12,484,024
Senior subordinated notes, net..............................    227,655,096    227,374,911
Redeemable Cumulative Compounding Junior preferred stock,
  $0.001 par value; 12% dividend rate per annum, 33,000
  shares authorized, issued and outstanding.................     36,780,496     31,533,910
Redeemable Exchangeable preferred stock, $0.001 par value;
  12.5% dividend rate per annum, 440,000 shares authorized,
  150,000 shares issued and outstanding.....................    147,929,150             --
Redeemable Cumulative Compounding Senior preferred stock,
  $0.001 par value; 15% dividend rate per annum, 2,000
  shares authorized.........................................             --     16,824,082
Redeemable Cumulative Compounding Series B preferred stock,
  $0.001 par value; 15% dividend rate per annum, 714,286
  shares authorized.........................................             --      2,352,654
Redeemable Class A and B common stock warrants..............             --      6,465,317
Class A common stock, $0.001 par value; one vote per share;
  150,000,000 shares authorized, 40,442,482 and 26,226,826
  shares issued and outstanding.............................         40,442         26,227
Class B common stock, $0.001 par value; ten votes per share;
  35,000,000 shares authorized and 8,311,639 shares issued
  and outstanding...........................................          8,312          8,312
Class A and B common stock warrants.........................      6,862,647             --
Class C common stock warrants...............................      2,335,528      5,338,952
Stock subscription notes receivable.........................     (1,873,139)      (115,714)
Additional paid-in capital..................................    209,621,241     34,342,086
Deferred option plan compensation...........................     (6,397,916)    (1,384,267)
Accumulated deficit.........................................   (103,821,878)   (55,694,393)
Commitments and contingencies (Note 18).....................             --             --
                                                              -------------   ------------
         Total liabilities, redeemable securities and common
           stockholders' equity.............................  $ 543,182,460   $293,832,077
                                                              =============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  1996            1995           1994
                                                              ------------    ------------    -----------
Revenues:
  Local and national advertising............................  $137,035,237    $ 79,279,331    $49,381,842
  Retail and other..........................................     4,251,884       4,616,010      2,646,273
  Trade and barter..........................................     3,210,490       2,641,165      2,561,820
                                                              ------------    ------------    -----------
         Total revenues.....................................   144,497,611      86,536,506     54,589,935
                                                              ------------    ------------    -----------
Operating expenses:
  Direct....................................................    33,118,118      21,292,722     15,085,153
  Programming...............................................    15,384,844      10,325,066      7,775,675
  Sales and promotion.......................................    11,459,371       7,888,543      5,220,127
  Technical.................................................     8,153,622       4,497,771      1,930,239
  General and administrative................................    31,293,872      20,293,162     10,972,160
  Trade and barter..........................................     3,247,965       2,295,198      2,356,112
  Time brokerage agreement fees.............................     7,263,729         910,558        503,698
  Sports rights fees........................................     3,676,410       2,806,121      2,379,516
  Option plan compensation..................................     7,856,534      10,803,241             --
  Depreciation and amortization.............................    23,166,377      14,668,444      9,855,242
                                                              ------------    ------------    -----------
         Total operating expenses...........................   144,620,842      95,780,826     56,077,922
                                                              ------------    ------------    -----------
Operating loss..............................................      (123,231)     (9,244,320)    (1,487,987)
Other income (expense):
  Interest expense..........................................   (31,608,725)    (17,250,641)    (6,216,148)
  Interest income...........................................     6,875,050       1,708,942        335,438
  Other expense, net........................................    (1,715,559)       (650,137)        (5,332)
                                                              ------------    ------------    -----------
Loss from continuing operations before benefit for income
  taxes and extraordinary item..............................   (26,572,465)    (25,436,156)    (7,374,029)
Benefit for income taxes....................................            --       1,280,000      1,680,000
                                                              ------------    ------------    -----------
Loss from continuing operations before extraordinary item...   (26,572,465)    (24,156,156)    (5,694,029)
Income from discontinued operations.........................       353,564       1,308,593        931,955
                                                              ------------    ------------    -----------
Loss before extraordinary item..............................   (26,218,901)    (22,847,563)    (4,762,074)
Extraordinary item..........................................            --     (10,625,727)            --
                                                              ------------    ------------    -----------
Net loss....................................................   (26,218,901)    (33,473,290)    (4,762,074)
Dividends and accretion on preferred stock and common stock
  warrants..................................................   (21,908,584)    (13,297,206)    (3,385,456)
                                                              ------------    ------------    -----------
Net loss attributable to common stock.......................  $(48,127,485)   $(46,770,496)   $(8,147,530)
                                                              ============    ============    ===========
Per share data:
  Loss from continuing operations before extraordinary
    item....................................................  $      (0.61)   $      (0.70)   $     (0.17)
  Income from discontinued operations.......................          0.01            0.04           0.03
  Extraordinary item........................................            --           (0.31)            --
                                                              ------------    ------------    -----------
  Net loss..................................................         (0.60)          (0.97)         (0.14)
  Dividends and accretion on preferred stock and common
    stock warrants..........................................         (0.50)          (0.39)         (0.10)
                                                              ------------    ------------    -----------
Net loss attributable to common stock.......................  $      (1.10)   $      (1.36)   $     (0.24)
                                                              ============    ============    ===========
Weighted average shares outstanding.........................    43,836,526      34,429,517     33,430,116
                                                              ============    ============    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                                     CLASS
                                                                                    A AND B       CLASS C        STOCK
                                                  COMMON STOCK                      COMMON        COMMON      SUBSCRIPTION
                                           ---------------------------   COMMON      STOCK         STOCK         NOTES
                                           CLASS A   CLASS B   CLASS C   STOCK     WARRANTS      WARRANTS      RECEIVABLE
                                           -------   -------   -------   ------   -----------   -----------   ------------
Balance at January 1, 1994...............                                 $ 1
Recapitalization of common stock.........  $15,791   $5,264                (1)
Stock issued for ANG acquisition.........   1,570       277                                                   $   (77,666)
Net proceeds from issuance of common
 stock warrants..........................                                                       $ 5,338,952
Dividends on redeemable preferred
 stock...................................
Accretion on Senior redeemable preferred
 stock...................................
Accretion on Series B preferred stock....
Accretion on Junior preferred stock......
Accretion on Class A and B common stock
 warrants................................
Net loss.................................
Stock dividend...........................   8,681     2,771
                                           -------   ------    ------     ---     -----------   -----------   -----------
Balance at December 31, 1994.............  26,042     8,312        --      --              --     5,338,952       (77,666)
Stock issued for Cookeville
 acquisition.............................      95
Deferred option plan compensation........
Option plan compensation.................
Stock options exercised..................      90
Increase in stock subscription notes
 receivable..............................                                                                         (48,029)
Repayments of stock subscription notes
 receivable..............................                                                                           9,981
Dividends on redeemable preferred
 stock...................................
Accretion on Senior redeemable preferred
 stock...................................
Accretion on Series B preferred stock....
Accretion on Junior preferred stock......
Accretion on Class A and B common stock
 warrants................................
Net loss.................................
                                           -------   ------    ------     ---     -----------   -----------   -----------
Balance at December 31, 1995.............  26,227     8,312        --      --              --     5,338,952      (115,714)
Release of put option on Class A and B
 common stock warrants...................                                         $ 9,116,399
Issuance of common stock, net of issuance
 costs of $10,000,000....................  10,300
Exercise of Class A, B and C common stock
 warrants................................   3,623                                  (2,253,752)   (3,003,424)
Stock issued for Todd Communications
 acquisition.............................     139
Deferred option plan compensation........
Option plan compensation.................
Stock options exercised..................     153
Increase in stock subscription notes
 receivable..............................                                                                      (1,873,139)
Repayment of stock subscription notes
 receivable..............................                                                                         115,714
Dividends on redeemable preferred
 stock...................................
Accretion on Senior redeemable preferred
 stock...................................
Accretion on Series B preferred stock....
Accretion on Junior preferred stock......
Accretion on Redeemable Exchangeable
 preferred stock.........................
Accretion on Class A and B common stock
 warrants................................
Net loss.................................
                                           -------   ------    ------     ---     -----------   -----------   -----------
Balance at December 31, 1996.............  $40,442   $8,312    $   --     $--     $ 6,862,647   $ 2,335,528   $(1,873,139)
                                           =======   ======    ======     ===     ===========   ===========   ===========


                                                            DEFERRED
                                            ADDITIONAL       OPTION
                                             PAID-IN          PLAN        ACCUMULATED
                                             CAPITAL      COMPENSATION      DEFICIT
                                           ------------   ------------   -------------
Balance at January 1, 1994...............  $ 16,895,623                  $    (776,367)
Recapitalization of common stock.........       (21,054)
Stock issued for ANG acquisition.........     3,784,530
Net proceeds from issuance of common
 stock warrants..........................
Dividends on redeemable preferred
 stock...................................                                   (2,216,137)
Accretion on Senior redeemable preferred
 stock...................................                                     (325,147)
Accretion on Series B preferred stock....                                       (7,968)
Accretion on Junior preferred stock......                                      (15,648)
Accretion on Class A and B common stock
 warrants................................                                     (820,556)
Net loss.................................                                   (4,762,074)
Stock dividend...........................       (11,452)
                                           ------------   ------------   -------------
Balance at December 31, 1994.............    20,647,647            --       (8,923,897)
Stock issued for Cookeville
 acquisition.............................     1,199,905
Deferred option plan compensation........    12,187,508   $(12,187,508)
Option plan compensation.................                  10,803,241
Stock options exercised..................       307,026
Increase in stock subscription notes
 receivable..............................
Repayments of stock subscription notes
 receivable..............................
Dividends on redeemable preferred
 stock...................................                                   (7,275,516)
Accretion on Senior redeemable preferred
 stock...................................                                     (332,156)
Accretion on Series B preferred stock....                                     (325,208)
Accretion on Junior preferred stock......                                     (634,988)
Accretion on Class A and B common stock
 warrants................................                                   (4,729,338)
Net loss.................................                                  (33,473,290)
                                           ------------   ------------   -------------
Balance at December 31, 1995.............    34,342,086    (1,384,267)     (55,694,393)
Release of put option on Class A and B
 common stock warrants...................
Issuance of common stock, net of issuance
 costs of $10,000,000....................   154,789,700
Exercise of Class A, B and C common stock
 warrants................................     5,253,548
Stock issued for Todd Communications
 acquisition.............................     1,534,967
Deferred option plan compensation........    12,932,506   (12,932,506)
Option plan compensation.................                   7,918,857
Stock options exercised..................       768,434
Increase in stock subscription notes
 receivable..............................
Repayment of stock subscription notes
 receivable..............................
Dividends on redeemable preferred
 stock...................................                                  (13,223,227)
Accretion on Senior redeemable preferred
 stock...................................                                   (1,805,599)
Accretion on Series B preferred stock....                                   (3,418,615)
Accretion on Junior preferred stock......                                     (650,084)
Accretion on Redeemable Exchangeable
 preferred stock.........................                                     (159,977)
Accretion on Class A and B common stock
 warrants................................                                   (2,651,082)
Net loss.................................                                  (26,218,901)
                                           ------------   ------------   -------------
Balance at December 31, 1996.............  $209,621,241   $(6,397,916)   $(103,821,878)
                                           ============   ============   =============

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  1996            1995            1994
                                                              -------------   -------------   -------------
Cash flows from operating activities:
  Net loss..................................................  $ (26,218,901)  $ (33,473,290)  $  (4,762,074)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................     25,974,909      17,771,109      11,397,528
    Option plan compensation................................      7,918,857      10,803,241              --
    Program rights amortization.............................      1,381,582       1,765,942         820,754
    Provision for doubtful accounts.........................      1,287,819       1,098,181         344,706
    Deferred income taxes...................................             --      (1,280,000)     (1,680,000)
    Loss (gain) on sale or disposal of assets...............        181,586         145,857         (28,105)
    Loss on extinguishment of long-term debt................             --      10,625,727              --
    Changes in assets and liabilities:
      Increase in accounts receivable.......................    (13,422,402)     (5,255,398)     (1,683,664)
      (Increase) decrease in prepaid expenses and other
        current assets......................................     (1,742,202)        608,591         234,301
      Increase in intangible assets.........................             --      (1,200,000)             --
      (Increase) decrease in other assets...................     (1,886,853)      2,578,733         613,496
      Increase (decrease) in accounts payable and accrued
        liabilities.........................................      5,646,000         131,529        (313,225)
      (Decrease) increase in accrued interest...............       (247,969)      6,707,814         135,683
                                                              -------------   -------------   -------------
        Net cash (used in) provided by operating
          activities........................................     (1,127,574)     11,028,036       5,079,400
                                                              -------------   -------------   -------------
Cash flows from investing activities:
  Acquisitions of broadcasting and billboard properties.....   (186,662,299)    (58,510,509)    (56,143,061)
  Increase in investments in broadcast properties...........    (32,104,992)    (19,442,030)             --
  Deposits on broadcasting properties.......................     (3,837,000)     (2,381,619)     (4,291,241)
  Purchases of property and equipment.......................    (36,709,477)    (25,016,816)     (5,916,512)
  Deposits refunded (made) on buildings and equipment.......        555,341        (735,074)       (642,890)
  Proceeds from sale of assets..............................        228,279         466,820         200,000
                                                              -------------   -------------   -------------
        Net cash used in investing activities...............   (258,530,148)   (105,619,228)    (66,793,704)
                                                              -------------   -------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............    154,800,000              --              --
  Proceeds from issuance of long-term debt..................     17,700,000     327,539,000      50,000,000
  Repayments of long-term debt..............................    (28,230,464)   (169,722,340)       (401,500)
  Payment of loan origination costs.........................     (2,985,742)    (15,896,473)     (5,030,352)
  Payments for program rights...............................     (1,424,912)     (1,098,731)       (335,646)
  Proceeds from issuance of redeemable preferred stock,
    net.....................................................    143,197,254              --      26,694,761
  Redemption of Senior and Series B preferred stock.........    (28,455,758)             --              --
  Proceeds from issuance of common stock warrants, net......             --              --       5,338,952
  Proceeds from exercise of common stock options, net.......        492,567         307,116              --
  Increase in stock subscription notes receivable...........     (1,873,139)        (48,029)             --
  Repayment of stock subscription notes receivable..........        115,714           9,981              --
                                                              -------------   -------------   -------------
        Net cash provided by financing activities...........    253,335,520     141,090,524      76,266,215
                                                              -------------   -------------   -------------
(Decrease) increase in cash and cash equivalents............     (6,322,202)     46,499,332      14,551,911
Cash and cash equivalents, beginning of year................  $  68,070,990   $  21,571,658   $   7,019,747
                                                              -------------   -------------   -------------
Cash and cash equivalents, end of year......................  $  61,748,788   $  68,070,990   $  21,571,658
                                                              =============   =============   =============
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $  28,342,148   $   8,292,274   $   4,765,800
                                                              =============   =============   =============
Non-cash operating and financing activities:
  Accretion of discount on Senior Subordinated Notes........  $     280,185   $      65,911   $          --
                                                              =============   =============   =============
  Issuance of common stock in connection with the merger and
    acquisitions............................................  $   1,535,106   $   1,200,000   $   3,786,377
                                                              =============   =============   =============
  Note payable incurred for WOCD-TV acquisition.............  $   1,650,000   $          --   $          --
                                                              =============   =============   =============
  Dividends accreted on redeemable preferred stock..........  $  12,273,227   $   7,275,516   $   2,216,137
                                                              =============   =============   =============
  Discount accretion on redeemable securities...............  $   9,635,357   $   6,021,690   $   1,169,319
                                                              =============   =============   =============
  Issuance of Series B preferred stock......................  $          --   $          --   $   1,248,210
                                                              =============   =============   =============
  Trade and barter revenue..................................  $   4,154,986   $   3,068,354   $   2,619,245
                                                              =============   =============   =============
  Trade and barter expense..................................  $   4,166,918   $   2,604,950   $   2,426,118
                                                              =============   =============   =============

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Paxson Communications Corporation (the "Company"), a Delaware corporation, was organized in December 1993 for the purpose of owning and operating radio and television broadcasting stations and networks.

     On April 14, 1994, the Company acquired 68.1% of the common voting stock of The American Network Group, Inc. ("ANG"), a Nasdaq Small-Cap Market traded company. The Company has consolidated the financial results of ANG since that time. On November 4, 1994, ANG stockholders approved the merger of ANG into the Company through an exchange of common stock, which resulted in the Company's Class A common stock becoming publicly-held. In connection with the merger with ANG, the Company amended its capital structure to provide two classes of common voting stock, Class A common stock and Class B common stock. The per share effect of the merger and recapitalization has been presented on the Company's statement of operations for the year ended December 31, 1994 based on the weighted average common shares then outstanding (see Note 16).

OPERATIONS

     During the three year period ended December 31, 1996, the Company operated three business segments: (1) inTV is a nationwide network of owned, operated and affiliated television stations carrying its proprietary network, which broadcasts long form paid programming consisting primarily of infomercials; (2) Paxson Radio consists of radio broadcasting stations, radio news and sports networks and billboard operations; and (3) Paxson Network Affiliated Television includes network affiliated television broadcasting stations in West Palm Beach, Florida (see Note 2 -- Discontinued Operations).

     At December 31, 1996, the Company's operations were primarily comprised of the following:

inTV............................................  21 owned(1), 13 time brokered and 4 affiliated stations.
Paxson Radio....................................  36 owned and 3 time brokered stations, 6 radio networks and 469 billboard faces.
Paxson Network Affiliated.......................  1 owned station and 1 time
  Television (See Note 2 -- Discontinued
     Operations.)                                 brokered station.

---------------

(1) The number of owned inTV stations includes three stations in which the Company has a 49% interest at December 31, 1996. The Company plans to acquire the remaining 51% interest in each station during 1997.

     See Note 19 for acquisitions and sales of broadcast properties subsequent to December 31, 1996.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are highly liquid investments with original maturities of three months or less. At December 31, 1996 and 1995, approximately $45 million and $58 million, respectively, of debt securities,

                       PAXSON COMMUNICATIONS CORPORATION
all classified as available for sale and consisting of money market accounts, commercial paper and overnight repurchase agreements, were included in cash and cash equivalents.

PROPERTY AND EQUIPMENT

     Purchases of property and equipment, including additions and improvements and expenditures for repairs and maintenance that significantly add to productivity or extend the economic lives of the assets, are capitalized at cost and depreciated using the straight line method over their estimated useful lives as follows (see Note 5):

Broadcasting towers and equipment...........................  6-13 years
Office furniture and equipment..............................  6-10 years
Buildings, billboards and building improvements.............  15-40 years
Leasehold improvements......................................  Term of lease
Aircraft, vehicles and other................................  5 years

     Maintenance, repairs, and minor replacements of these items are charged to expense as incurred.

INTANGIBLE ASSETS

     The excess of cost over the fair value of acquired net assets has been recorded as goodwill. Intangible assets are being amortized using the straight line method over their estimated useful lives as follows (see Note 6):

FCC licenses................................................  25 years
Goodwill....................................................  25 years
Covenants not to compete....................................  Generally 3 years
Favorable lease and other contracts.........................  Contract term

INVESTMENTS IN BROADCAST PROPERTIES

     Investments in broadcast properties represent primarily the Company's financing of television and radio station acquisitions by third parties, purchase options and equity investments in entities owning broadcasting stations. In connection with the financing of acquisitions by third parties, the Company has entered into time brokerage agreements ("TBAs") with such parties for the broadcast operations and has, in certain cases, written options to purchase the related station assets and Federal Communications Commission ("FCC") licenses at various amounts and terms (see Notes 8 and 19).

PROGRAM RIGHTS

     The Company obtains licenses for program rights which allow the Company to broadcast program material in accordance with contractual agreements. Pursuant to a licensing agreement, an asset is recorded for the program rights acquired and a liability is recorded for the obligation incurred, at the gross amount of the liability when available to air. Program rights are amortized on a method that approximates the straight line method over the related term. Program rights which will not be aired are charged to expense. Current program rights represent programs which will be amortized during the next year; current liabilities represent program rights which will be paid within the next year under contractual arrangements (see Note 9).

OTHER ASSETS

     Loan origination costs are stated at cost and are amortized to interest expense over the life of the loan or agreement using the effective interest method. Escrow funds represent funds held in escrow on acquisitions pending FCC approval. Other assets are stated at cost (see Note 7).

                       PAXSON COMMUNICATIONS CORPORATION

LONG-LIVED ASSETS

     The Company reviews long-lived assets, identifiable intangibles and goodwill based on estimated undiscounted future cash flows and reserves for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

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

TIME BROKERAGE AGREEMENTS

     The Company operates certain stations under a time brokerage agreement ("TBA") whereby the Company has agreed to purchase from the broadcast station licensee certain broadcast time on the station and to provide programming to and sell advertising on the station during the purchased time. Accordingly, the Company receives all the revenue derived from the advertising sold during the purchased time, pays certain expenses of the station and performs other functions. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with FCC policies. At December 31, 1996, the Company operated 17 stations under TBAs which expire from May 1997 through July 2006.

STOCK BASED COMPENSATION

     The Company's employee stock option plans are accounted for using the intrinsic value method as prescribed by APB No. 25 "Accounting for Stock Issued to Employees". During 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") (see Note 13).

INCOME TAXES

     The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

PER SHARE DATA

     Per share data give effect to the Company's amended capital structure related to the merger with ANG and the stock dividend on common shares outstanding on January 1, 1995 (see Note 16). Due to net losses, the effect of stock options and warrants is antidilutive and therefore these common stock equivalents are not included in the calculation of weighted average shares outstanding.

                       PAXSON COMMUNICATIONS CORPORATION

USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform with the 1996 presentation.

2.  DISCONTINUED OPERATIONS

     On February 19, 1997, the Company entered into a definitive agreement to sell its interests in WTVX-TV. In addition, on March 25, 1997, the Company entered into a definitive agreement to sell its interest in WPBF-TV and thus discontinue the operations of the Paxson Network Affiliated Television segment. As a result of the decision to sell both stations, the results of operations for the Paxson Network Affiliated Television segment, net of applicable income tax, have been reclassified and presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The Paxson Network Affiliated Television segment is expected to be sold for aggregate consideration of approximately $119,000,000. These transactions are expected to close during the third quarter of 1997 subsequent to the receipt of all necessary regulatory approvals and will result in a pre-tax gain to the Company of approximately $70,000,000. The Company does not anticipate a loss during the phase-out period of this segment.

     The Paxson Network Affiliated Television operations generated revenues of approximately $20,517,000, $16,537,000 and $7,478,000 for the years ended
December 31, 1996, 1995 and 1994, respectively.

     The components of net assets of discontinued operations included in the consolidated balance sheets at December 31, 1996 and December 31, 1995, are as follows:

                                                                 1996          1995
                                                              -----------   -----------
Current assets..............................................  $ 1,580,249   $ 1,431,900
Noncurrent assets...........................................   28,878,167    30,025,242
                                                              -----------   -----------
          Total assets......................................   30,458,416    31,457,142
                                                              -----------   -----------
Current liabilities.........................................    2,610,503     2,534,680
Noncurrent liabilities......................................    1,000,260       432,750
                                                              -----------   -----------
          Total liabilities.................................    3,610,763     2,967,430
                                                              -----------   -----------
          Total net assets..................................  $26,847,653   $28,489,712
                                                              ===========   ===========

     Net assets of discontinued operations at December 31, 1996 and December 31, 1995 excludes cash and cash equivalents and accounts receivable which will be retained by the Company. Additionally, Senior Subordinated Notes, the related deferred loan origination costs and accrued interest payable have been excluded from the net assets of the discontinued operations as the Senior Subordinated Notes will not be assumed by the buyers of the discontinued operations.

                       PAXSON COMMUNICATIONS CORPORATION

3.  ACQUISITIONS

ACQUISITIONS

     During 1996 and 1995, the Company acquired or began operating pursuant to a time brokerage agreement the assets of certain broadcast properties including:

                                                            ACQUISITION/
ACQUISITION/TBA                                              INVESTMENT
     DATE           STATION/NETWORK           MARKET           AMOUNT
---------------  ----------------------  -----------------  ------------
October 1996     WIOD-AM                 Miami, FL           $13,000,000
October 1996/    WSHE-FM                 Orlando, FL          22,000,000
May 1996         (formerly WDIZ-FM)
September 1996   KXLI-TV                 Minneapolis, MN      12,000,000
September 1996   WSNI-FM                 Tallahassee, FL      21,300,000(2)
                 WPAP-FM                 Panama City, FL
                 WPBH-FM                 Panama City, FL
August 1996      WHUB-FM                 Cookeville, TN        3,800,000
                 WHUB-AM                 Cookeville, TN
June 1996        WFSJ-FM                 Jacksonville, FL      5,000,000
June 1996        WTKS-FM(1)              Orlando, FL                  --
May 1996         WPLL-FM                 Miami, FL                    --
                 (formerly WSHE-FM)(1)
                 WSRF-AM(1)              Miami, FL
July 1995/       KTFH-TV                 Houston, TX           7,900,000
March 1995
May 1995         KZKI-TV                 Los Angeles, CA      18,000,000
May 1995         WGOT-TV                 Boston, MA            3,050,000
February 1995    WTGI-TV                 Philadelphia, PA     10,200,000

---------------

(1) Operated pursuant to a TBA at December 31, 1996. The acquisitions of WTKS-FM and WPLL-FM/ WSRF-AM closed during January 1997 for consideration of $25,000,000 and $57,500,000, respectively.
(2) Represents the purchase price for a total of nine stations purchased.

     The Company also acquired other broadcast properties during 1996 and 1995. During 1996, such acquisitions consisted of nine inTV stations and ten radio stations for total consideration of approximately $88,600,000. During 1995, the Company made other acquisitions consisting of three inTV stations, two radio stations and one radio network for total consideration of approximately $17,025,000.

     During 1996, the Company purchased the assets of three billboard companies for total consideration of approximately $21,000,000.

     All of the previously described acquisitions have been accounted for using the purchase method of accounting. Goodwill recorded in connection with such transactions (approximately $27,023,000 in 1996 and $1,625,000 in 1995) will be amortized over a period of 25 years. The financial results of TBA operated stations have been included in the Company's statement of operations since the respective date of commencement of the TBA.

PRO FORMA (UNAUDITED)

     The Company's results of operations for the years ended December 31, 1996 and 1995 include the results of operations for acquisitions and investments in broadcast properties from their respective dates of

                       PAXSON COMMUNICATIONS CORPORATION
commencement. The following unaudited pro forma statement of operations data gives effect to the previously enumerated acquisitions and the sale and redemption of securities as described in Notes 11, 14 and 16 since January 1, 1995 as if they had occurred on January 1, 1995. In addition, depreciation and amortization has been increased each period to reflect the initial purchase price allocation on all acquisitions and investments (whether businesses or assets), and interest expense on associated debt financing has also been increased as if such transactions and debt issuance had occurred on January 1, 1995. Pro forma results of operations for the years ended December 31, 1996 and 1995 exclude the results of operations of the Company's Network Affiliated Television operations which are expected to be sold in 1997 (see Note
2 -- Discontinued Operations).

                                                                      PRO FORMA
                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              -----------    ----------
                                                              (UNAUDITED)    (AUDITED)
Revenues....................................................  $  157,336     $  118,635
                                                              ==========     ==========
Operating loss..............................................  $   (8,075)    $  (19,706)
                                                              ==========     ==========
Loss from continuing operations before extraordinary item...  $  (33,311)    $  (46,419)
                                                              ==========     ==========
Net loss attributable to common stock.......................  $  (61,685)    $  (83,944)
                                                              ==========     ==========
Net loss per share attributable to common stock.............  $    (1.31)    $    (1.80)
                                                              ==========     ==========
Pro forma weighted average shares outstanding...............  46,992,526     46,722,517
                                                              ==========     ==========

4.  CERTAIN TRANSACTIONS

     The Company has entered into certain operating and financing transactions with related parties as described below.

CHRISTIAN NETWORK, INC.

     The Company has entered into several agreements with The Christian Network, Inc. and certain of its for profit subsidiaries (individually and collectively referred to herein as "CNI"). The Christian Network, Inc. is a section 501(c)(3) not-for-profit corporation to which Mr. Lowell W. Paxson, the majority stockholder of the Company, has been a substantial contributor and of which he was a member of the Board of Stewards through 1993.

     Investment in Broadcast Properties. At December 31, 1996, the Company had investments in broadcast properties of $12,810,087 ($16,481,345 in 1995) related to the Company's financing of certain broadcasting acquisitions for CNI and, at December 31, 1996 as described below, held a demand note from CNI which had been made to finance working capital requirements. In connection with the financing of broadcast acquisitions, the Company has obtained TBAs with the applicable stations and has obtained options to purchase certain of these stations (see
Note 8).

     During 1996, the Company acquired certain stations from CNI for total consideration of approximately $17,200,000.

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

                       PAXSON COMMUNICATIONS CORPORATION

     During 1996, as a result of third party challenges to the FCC license renewal application by KLDT-TV, CNI withdrew its application with the FCC for the license of KLDT-TV. In connection therewith, the Company, CNI and certain parties attempting to acquire KLDT-TV's FCC license entered into a settlement agreement whereby CNI, and as a result, the Company, would be repaid a total of $925,000 in connection with their cumulative investments in KLDT-TV. As a result of the settlement agreement, the Company recorded a charge to operations of approximately $252,000 in connection with its investment related to KLDT-TV.

     CNI Agreement. The Company and CNI entered into an agreement in May 1994 (the "CNI Agreement") under which the Company agreed that, if the tax exempt status of CNI were jeopardized by virtue of its relationships with the Company and its subsidiaries, the Company would take certain actions to ensure that CNI's tax exempt status would no longer be so jeopardized. Such steps could include, but not be limited to, rescission of one or more transactions or payment of additional funds by the Company. The Company believes that all of its agreements with CNI have been on terms as favorable to CNI as it would obtain in arm's length transactions. The Company intends any future agreements with CNI to be as favorable to CNI as CNI would obtain in arm's length transactions. Accordingly, if the Company's activities with CNI are consistent with the terms governing their relationship, the Company believes that it will not be required to take any actions under the CNI Agreement. However, there can be no assurance that the Company will not be required to take any actions under the CNI Agreement at a material cost to the Company.

     Demand Note. At December 31, 1996, the Company had advanced CNI $2,993,000 under a demand note bearing interest at the prime rate (8.25% at December 31, 1996). The outstanding principal is due on or before January 1, 1998 and has been included within investments in broadcast properties in the accompanying consolidated balance sheet at December 31, 1996.

     WFCT-TV. The Company leases certain broadcasting assets to CNI in connection with its operation of WFCT-TV for fees of $60,000 per annum.

     Worship Channel Studio. CNI and the Company have contracted for the Company to lease CNI's television production and distribution facility to the Company for the purpose of producing television programming for inTV. During the years ended December 31, 1996, 1995 and 1994, the Company incurred rental charges in connection with this agreement of $193,000, $174,000 and $68,000, respectively.

SPORTS FRANCHISES

     Bobcats. During January 1996, the Company entered into a limited partnership agreement to co-own and operate an Arena Football League Franchise in West Palm Beach, Florida. The Company acquired for $900,000 a 1% general partnership interest and a 44% limited partnership interest in Florida Sports Enterprises Limited Partnership (FSELP), a Florida limited partnership of which the managing general partner is Florida Bobcats Football, Inc. The Company then transferred all of its economic interests in its limited partnership interest to Mr. Paxson for a cash payment of $900,000. Additionally, the Company retained an option to reacquire from Mr. Paxson the limited partnership interest for a period of 10 years for $905,000 in cash. During 1996, the Company made additional investments in FSELP of approximately $657,000.

     During the fourth quarter of 1996, in connection with its acquisition of another Arena Football League franchise, the Company formally withdrew as a general partner of FSELP and renounced its rights to acquire the transferred interests in the limited partnership interest from Mr. Paxson. Further, the Company wrote off its additional investment of $657,000 in FSELP.

     Hockey. During June 1996, the Company, through Palm Beach Hockey Sports Limited Partnership (PBH), acquired an inactive American Hockey League Franchise for Palm Beach County, Florida. The cost of acquiring the franchise totaled approximately $2,285,000 of which the Company paid $1,185,000 at the time the franchise agreement was signed and agreed to serve as guarantor on a note payable for $1,100,000 due May 1997 for the remainder of the purchase price. As part of the franchise agreement, the Company has

                       PAXSON COMMUNICATIONS CORPORATION
agreed to capitalize the partnership with up to $5,000,000, including the purchase price of the franchise. The terms of the franchise agreement require PBH to activate the franchise and field a team for the 1997-1998 season.

     Miami Arena Football. During the fourth quarter of 1996, the Company acquired the rights to an Arena Football League franchise in Miami, Florida and in connection therewith was required to divest itself of its interests in FSELP. The cost of the franchise was $1,000,000 which was paid by the Company at the time the agreement was consummated. Under the terms of the franchise agreement, the Company established a $100,000 standby letter of credit in favor of the League. The Company is required to field an Arena Football team for the 1998 season under the terms of its agreements with the Arena Football League.

     Other Matters. In connection with the preparation, review and analysis of a project to construct and partially own a sports arena in West Palm Beach, Florida, the Company incurred approximately $527,000 in costs in 1996 relating primarily to feasibility and design studies. Subsequent to the completion of such studies, the Company abandoned the project and charged such costs to 1996 operations.

HOME SHOPPING NETWORK, INC.

     On August 25, 1995, the Company and Mr. Paxson agreed with Home Shopping Network, Inc. ("HSN") to, among other things, terminate HSN's rights under a consulting agreement between Mr. Paxson and HSN in consideration of a payment to HSN by the Company of $1,200,000. Mr. Paxson has agreed with the Company that he will not compete with the Company for a period ending on December 31, 1999 (the date that the HSN consulting agreement would have otherwise terminated) or the date of a change in control (as defined with respect thereto) of the Company. In connection with its payment to HSN, the Company recorded an intangible asset of $1,200,000 which is being amortized through December 1999.

TODD COMMUNICATIONS, INC.

     In 1993, Mr. Paxson contributed to the Company a demand note receivable in the amount of $1,750,000 from Todd Communications, Inc. ("Todd Communications"), a company which owned WFSJ-FM (St. Augustine, Florida) and was beneficially owned by members of Mr. Paxson's family. Interest income recognized related to the note aggregated approximately $71,000, $110,000 and $70,900 for the years ended December 31, 1996, 1995 and 1994, respectively. Todd Communications also had a note outstanding to Mr. Paxson in the principal amount of $1,643,000. During June 1996, the Company acquired Todd Communications for aggregate consideration of $5,000,000, consisting of the cancellation of the Todd note held by the Company in the principal amount of $1,822,000, assumption and immediate repayment by the Company of the note to Mr. Paxson and the issuance of shares of Class A Common Stock valued at approximately $1,535,000 to the shareholders of Todd Communications.

DP MEDIA, INC.

     In connection with the acquisition by DP Media, Inc. (DP Media) of WEBZ-FM (formerly WMTO-FM), during September 1996, the Company agreed to loan up to $750,000 to DP Media, a company beneficially owned by members of Mr. Paxson's family. The loan bears interest at the rate of 10%, requires monthly principal and interest payments and matures in November 2003. The loan is secured by the assets of DP Media. At December 31, 1996, the outstanding balance on this loan was approximately $525,000.

     In 1996, the Company entered into a five-year agreement with DP Media under which the Company agreed to pay a net minimum monthly fee of $22,000 for all of the thirty and sixty second spot time of WEBZ-FM. The agreement is cancellable upon six months written notice by either party.

                       PAXSON COMMUNICATIONS CORPORATION

WORLD TRAVELERS NETWORK

     On January 1, 1996, Mr. Paxson purchased substantially all of the assets of the World Travelers Network from the Company at their net book value of approximately $70,000.

SOUTH CAROLINA RADIO NETWORK

     Effective January 1, 1996, Mr. Paxson purchased substantially all of the assets of the South Carolina Radio Network from the Company at their net book value of approximately $45,000. Mr. Paxson subsequently sold such assets to a third party for $150,000, with the excess over $45,000 being paid to the Company in accordance with the parties' agreement.

CONSULTING AGREEMENT

     During 1996, the Company entered into a one year consulting arrangement with the former Chairman of ANG whereby such individual will provide review, implementation and development consulting services to the Company with respect to its general and medical insurance programs and policies and executive insurance, deferred compensation and benefit planning as well as general financial consulting services. Consulting expense in 1996 related to this agreement totaled $600,000. This agreement expires in June 1997 and the Company's commitment under this agreement for 1997 is $600,000. The consultant was also granted 75,000 nonqualified stock options with a fair value of $930,000 during February 1996.

BOARD OF DIRECTORS

     The Company has entered into transactions with certain members of its Board of Directors.

     Communications Equity Associates, Inc. ("CEA"). The Chairman of the Board and Chief Executive Officer of CEA has been a director of the Company since February 1995. The Company engaged CEA as a financial advisor in connection with certain private placements and various other lending relationships. Fees paid to CEA for these services totaled approximately $250,000, $1,300,000 and $1,855,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Stockholders Agreement. Certain entities controlled by Mr. Paxson and entities which are affiliates of a director of the Company are parties to a stockholders agreement whereby the parties to such agreement were granted registration rights with respect to certain shares of common stock held by such parties and the right of first refusal to acquire a pro rata share of any new securities the Company may issue. Additionally, the stockholders agreement grants certain cosale rights in the event that Mr. Paxson should sell more than a predetermined percentage of his ownership interest in the Company.

     S. William Scott. S. William Scott, a director of the Company since February 1995, has an arrangement with the Company to provide consulting services to the Company with respect to the development of its news programming for its radio and television broadcast business and its radio network business. Mr. Scott was paid approximately $81,000, $80,000 and $84,000 for such services during the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, Mr. Scott received benefits under the Company's health and benefits plan and was granted options to purchase 20,000 shares of stock under the Company's stock incentive plan.

                       PAXSON COMMUNICATIONS CORPORATION

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                            1996              1995
                                                        ------------      ------------
Broadcasting towers and equipment.....................  $122,771,345      $ 70,179,364
Office furniture and equipment........................    12,833,246         8,370,232
Buildings, billboards and leasehold improvements......    21,354,005         9,447,395
Land and land improvements............................    13,830,692         7,418,039
Aircraft, vehicles and other..........................     9,422,324         4,851,576
                                                        ------------      ------------
                                                         180,211,612       100,266,606
Accumulated depreciation..............................   (35,796,200)      (20,407,526)
                                                        ------------      ------------
Property and equipment, net...........................  $144,415,412      $ 79,859,080
                                                        ============      ============

     Depreciation expense aggregated $15,197,945, $10,083,135 and $5,433,038 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                            1996              1995
                                                        ------------      ------------
FCC licenses..........................................  $191,624,748      $ 76,313,074
Goodwill..............................................    36,467,957         9,444,500
Covenants not to compete..............................    17,425,145        14,502,375
Favorable lease and other contracts...................     8,598,155         6,801,433
                                                        ------------      ------------
                                                         254,116,005       107,061,382
Accumulated amortization..............................   (33,706,584)      (22,743,235)
                                                        ------------      ------------
Intangible assets, net................................  $220,409,421      $ 84,318,147
                                                        ============      ============

     Amortization expense related to intangible assets aggregated $10,669,065, $7,621,848 and $5,940,575 for the years ended December 31, 1996, 1995 and 1994, respectively.

7.  OTHER ASSETS

     Other assets consist of the following:

                                                            1996              1995
                                                         -----------       -----------
Loan origination costs.................................  $11,958,684       $10,722,939
Escrow funds for station acquisitions..................   10,510,000         6,672,860
Deposits on building and equipment.....................      822,623         1,377,964
Organization costs.....................................    1,650,746           768,307
Other assets...........................................    5,157,348           917,361
                                                         -----------       -----------
                                                          30,099,401        20,459,431
Accumulated amortization...............................   (1,949,702)         (562,737)
                                                         -----------       -----------
Other assets, net......................................  $28,149,699       $19,896,694
                                                         ===========       ===========

     Amortization expense related to organization costs and other assets aggregated $107,899, $66,126 and $23,915 for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, during the years

                       PAXSON COMMUNICATIONS CORPORATION
ended December 31, 1996, 1995 and 1994, the Company recorded amortization of loan origination costs of $1,643,000, $948,000 and $1,006,000, respectively, and classified such amortization as interest expense.

     Loan origination costs of $10,625,727 associated with debt extinguished through proceeds from the senior subordinated notes are reflected in the 1995 statement of operations as an extraordinary item.

8.  INVESTMENTS IN BROADCAST PROPERTIES

     Investments in broadcast properties represent primarily the Company's financing of broadcasting asset acquisitions by third party licensees, purchase options and equity investments in entities owning broadcasting stations. Interest rates on financing arrangements range from LIBOR plus .5% (8.25% at December 31, 1996) to 12.125% with loans maturing in five to seven years. In connection with the financing of acquisitions by third parties, the Company has obtained the right to provide programming for the related stations pursuant to TBAs and has obtained options to purchase certain stations. Unpaid principal balances will be applied toward the acquisition cost upon exercise of purchase options. The Company records interest on certain investments as received. Investments in broadcast properties at December 31, 1996 consist of:

                                                               INVESTMENT
                 INVESTMENT IN/STATION                           AMOUNT
-------------------------------------------------------  ----------------------
CNI:                                                          $12,810,087
  WFCT-TV(1)
  WCTD-TV(2)
  WIRB-TV(3)
  WHKE-TV (See Note 19)
  KLDT-TV (See Note 4)
Ponce-Nicasio Broadcasting:                                     8,549,583
  KCMY-TV(4)
Fant Broadcasting:                                              8,068,500
  WNAL-TV (See Note 18)
Roberts Broadcasting:                                           6,459,163
  WRMY-TV (See Note 19)
  KZAR-TV (See Note 19)
Southern Land Investors(7)                                      4,460,000
United Broadcast Group:                                         3,771,672
  KINZ-TV(5)
Cocola Broadcasting:                                            3,213,122
  WHBI-TV(6)
  KWOK-TV(8)
Horizon Broadcasting:                                           2,483,960
  WJUE-TV (See Note 18)
Other                                                           3,480,935
                                                              -----------
                                                              $53,297,022
                                                              ===========

---------------

(1) The Company has an option to acquire the station through December 2003 for $191,000 plus any unpaid principal balance.
(2) The Company has an option to acquire the station through April 1999 for $100,000 plus any unpaid principal balance. Upon exercise of the option, the Company will repay the remaining principal balance

                       PAXSON COMMUNICATIONS CORPORATION
    on a third party note payable with an outstanding balance of approximately $565,000 at December 31, 1996. The note is guaranteed by Mr. Paxson and the Company.
(3) The investment at December 31, 1996 represents initial financing of the station's acquisition by CNI. The Company currently has no purchase option relating to this station.
(4) The Company has an agreement to purchase the station for $17,000,000 net of approximately $8,500,000 loaned as of December 31, 1996. The Company has granted the seller a put option whereby the purchase closing will occur at the seller's discretion prior to May 31, 1998 or the Company will then be allowed to exercise its call option and acquire the station (See Note 18).
(5) The Company currently owns 49% of the station and has funded substantially all of the purchase price of the remaining 51%, which is expected to be acquired in the second quarter of 1997.
(6) The station is not currently on the air. The investment relates to financed expenditures for the build-out of the station.
(7) In October 1996, the Company financed the acquisition by a third party of 48 acres of land through a $4,500,000 secured loan which matures in April 1998. In connection with such financing, the Company was granted an option to acquire easements on such property to construct eighteen billboard faces in exchange for $1,500,000 which is payable through the forgiveness of an equivalent principal amount of the loan. The billboard operations of the Company are reported as part of the Radio Segment and therefore at December 31, 1996, the secured loan is recorded as an investment in broadcast properties.
(8) Balance represents buyer's escrow deposit. The Company intends to enter into a TBA with respect to this station and currently holds no option to acquire.

9.  PROGRAM RIGHTS

     Program rights relate to the broadcast operations of Paxson Network Affiliated Television stations as follows:

                                                               1996           1995
                                                            -----------    -----------
Program rights............................................  $ 6,463,806    $ 4,290,715
Accumulated amortization..................................   (3,876,251)    (2,493,357)
                                                            -----------    -----------
                                                              2,587,555      1,797,358
Less current program rights...............................   (1,512,019)    (1,412,544)
                                                            -----------    -----------
Program Rights, net.......................................  $ 1,075,536    $   384,814
                                                            ===========    ===========

     Program rights amortization expense aggregated $1,381,582, $1,765,942 and $820,754 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Program rights payable represent the obligation incurred to secure the right to broadcast program material in accordance with related contractual agreements. Future minimum annual payments under these contractual agreements as of December 31, 1996 are as follows:

                                              BROADCAST RIGHTS    BARTER RIGHTS      TOTAL
                                                  PAYMENTS         EXPIRATION        RIGHTS
                                              ----------------    -------------    ----------
1997........................................     $1,210,926         $418,033       $1,628,959
1998........................................        643,498          149,800          793,298
1999........................................        183,262               --          183,262
2000........................................         23,700               --           23,700
                                                 ----------         --------       ----------
                                                 $2,061,386         $567,833       $2,629,219
                                                 ==========         ========       ==========

                       PAXSON COMMUNICATIONS CORPORATION

10.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 1996         1995
                                                              ----------   -----------
Revolving credit facility, total commitment of $200,000,000,
  maturing June 30, 2002....................................  $       --   $10,000,000
Mortgage note payable, interest at 10%, principal and
  interest payment of $3,000 due monthly through April 1999,
  remaining balance due April 1999..........................     167,778       184,705
Mortgage note payable, interest at 8.83%, principal and
  interest payment of $8,284 due monthly from June 1995 to
  May 2010..................................................     784,463       812,083
Notes payable, interest at 7.75% to 9.325%, aggregate
  principal and interest payments of $68,009 due monthly,
  maturing at varying dates through June 2003, secured by
  purchased assets..........................................   3,099,956     1,917,826
                                                              ----------   -----------
                                                               4,052,197    12,914,614
Less current portion........................................    (644,509)     (430,590)
                                                              ----------   -----------
                                                              $3,407,688   $12,484,024
                                                              ==========   ===========

     During November 1996, the Company amended its revolving credit facility and increased the total commitment thereunder to $200,000,000. The aggregate revolving commitment under the credit facility will decrease by $5,000,000 on December 31, 1997 and by an amount ranging from $7,500,000 to $21,300,000 each subsequent quarter thereafter until the termination of the credit facility on June 30, 2002. Certain covenants of the credit facility restrict the amount of borrowings available to the Company. At December 31, 1996, the Company had approximately $95,000,000 available for borrowing under the credit facility. Borrowings under the revolving credit facility will bear interest at a rate equal to, at the option of the Company, either (i) the base rate (which is defined as the higher of .5% plus the Federal Funds rate or the prime rate most recently announced by the agent under the credit facility) or (ii) LIBOR, in each case plus an applicable margin determined by reference to the ratio of total debt to cash flow of the Company. This revolving credit facility is secured by substantially all of the Company's assets (as well as a negative pledge on all real property interests) and subsidiary guarantees.

     The revolving credit facility contains a number of covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate certain asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. Prior to making any advance under the new credit facility, the Company will be required to be in compliance with all financial and operating covenants. Certain acquisitions to be funded under the new credit facility are expected to require approval by 66 2/3% of the lenders thereunder. The lenders under the new credit facility will be paid a commitment fee at the rate of 0.5% per year on unused commitments, payable quarterly.

     Aggregate maturities of long-term debt at December 31, 1996 are as follows:

1997........................................................  $  644,509
1998........................................................     709,569
1999........................................................     861,937
2000........................................................     484,099
2001........................................................     307,914
Thereafter..................................................   1,044,169
                                                              ----------
                                                              $4,052,197
                                                              ==========

                       PAXSON COMMUNICATIONS CORPORATION

11.  SENIOR SUBORDINATED NOTES

     On September 28, 1995, the Company issued $230,000,000 of senior subordinated notes (the "Notes") at a discount, netting proceeds of $227,309,000 to the Company. The Company accretes the original issue discount over the term of the Notes using the effective interest method. At December 31, 1996, the unamortized discount was $2,344,904 ($2,625,089 in 1995). Interest on the Notes accrues at 11.625% to yield an effective rate per annum of 11.875%. Interest payments are payable semiannually on each April 1 and October 1, commencing on April 1, 1996. The principal balance is due at maturity on October 1, 2002. As part of the Note agreement, the Company filed a registration statement relating to the Notes with the Securities and Exchange Commission (the "SEC"), and exchanged the registered notes for the Notes in the first quarter of 1996.

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

12.  INCOME TAXES

     As a result of tax losses incurred by the Company during 1996, 1995 and 1994, no current tax provision has been recorded for such years. The deferred benefit for federal and state income taxes for the three years ended December 31, 1996, 1995 and 1994 is as follows:

                                                 1996           1995           1994
                                              -----------    -----------    -----------
Deferred tax benefit
  Federal...................................  $        --    $(1,152,000)   $(1,503,200)
  State.....................................           --       (128,000)      (176,800)
                                              -----------    -----------    -----------
          Total.............................  $        --    $(1,280,000)   $(1,680,000)
                                              ===========    ===========    ===========

                       PAXSON COMMUNICATIONS CORPORATION

     Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities as follows:

                                                            1996              1995
                                                        ------------      ------------
Deferred tax assets:
  Net operating loss carryforwards....................  $ 24,338,000      $ 13,599,000
  Deferred compensation...............................     6,359,000         3,725,000
  Allowance for doubtful accounts.....................       599,000           385,000
                                                        ------------      ------------
                                                          31,296,000        17,709,000
  Deferred tax asset valuation allowance..............   (23,615,000)      (15,009,000)
                                                        ------------      ------------
Deferred tax assets, net..............................     7,681,000         2,700,000
Deferred tax liabilities:
  Tax over book depreciation and amortization.........    (7,681,000)       (2,700,000)
                                                        ------------      ------------
          Total.......................................  $         --      $         --
                                                        ============      ============

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

     The reconciliation of income tax benefit attributable to continuing operations, computed at the U.S. federal statutory tax rate, to the provision for income taxes is as follows:

                                                1996           1995            1994
                                             -----------    -----------    ------------
Tax benefit at U.S. federal statutory tax
  rate.....................................  $(8,914,000)   $(11,417,000)  $ (2,190,305)
State income tax benefit, net of federal
  tax......................................   (1,038,000)     (1,343,000)      (257,682)
Non deductible items.......................    1,346,000         597,000         83,000
Valuation allowance........................    8,606,000      10,883,000        684,987
                                             -----------    -----------    ------------
Benefit for income taxes...................  $        --    $ (1,280,000)  $ (1,680,000)
                                             ===========    ============   ============

     No tax effect has been included related to the discontinuance of the Paxson Network Affiliated Television segment or the 1995 debt retirement for which the extraordinary item is included in the Company's net operating loss carryforward for which a valuation allowance has been provided.

     The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $64,048,000 at December 31, 1996 expiring through 2011. A portion of the net operating losses, amounting to approximately $7,900,000, relate to ANG and are limited to annual utilization as a result of the change in ownership. Additionally, further limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

13.  EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

SAVINGS AND PROFIT SHARING PLAN

     The Company has retirement savings and cafeteria plans pursuant to Sections 401(k) and 125 of the Internal Revenue Code which cover substantially all of the Company's employees. Employer contributions to the retirement savings plan are discretionary. For the plan year ended December 31, 1996, the Company made retirement savings contributions of $175,000. The Company elected not to make retirement savings contributions for the two plan years ended December 31, 1995. Under the cafeteria plan, employees may elect

                       PAXSON COMMUNICATIONS CORPORATION
to participate in health, dental, life and disability insurance benefit plans funded through employee payroll deductions.

DEFERRED COMPENSATION PLAN

     During 1996, the Company established a supplemental deferred compensation plan for certain key executives. Under this program, participants may defer certain amounts of their base compensation and receive a corresponding match by the Company. Participants vest 100% in the company match after five years of service. Upon retirement, participants shall be eligible to receive from the Company certain amounts based on the initial deferral and the Company match. Certain amounts are also due if a participant terminates employment (other than by his voluntary action or discharge for cause) before they attain retirement age. The participants in this plan are general creditors of the Company with respect to the benefits under the plan. The expense associated with this program was approximately $66,000 for 1996. The cash surrender value of these policies at December 31, 1996 is approximately $100,000 and the total liability under this program at December 31, 1996 is approximately $111,000.

LIFE INSURANCE

     The Company maintains a life insurance agreement for the benefit of Mr. Paxson and his spouse (the "Insureds") whereby the Company assists the owner of the policy in paying premiums on the policy by contributing toward the payment of premiums on the policy. Upon the death of the survivor of the Insureds, the Company will be repaid its premium advance. The policy owner will retain all remaining proceeds. The expense associated with this agreement was approximately $139,000 for 1996.

STOCK INCENTIVE PLANS

     In November 1994 and October 1996, the Company established the Stock Incentive Plan (the "1994 Plan") and the 1996 Stock Incentive Plan (the "1996 Plan"), respectively, to provide incentives to officers, employees and others who perform services for the Company through issuance of options and restricted stock. The number of options, exercise prices and exercise dates granted under each plan are at the discretion of the Company's Compensation Committee and may be in the form of either incentive or nonqualified stock options or awards of restricted stock. At December 31, 1996, 310,154 shares of Class A common stock were available for issuance under the Plans.

     When options are granted, a non cash charge representing the difference between the exercise price and the fair market value of the common stock underlying the vested options on the date of grant is recorded as option plan compensation expense with the balance deferred and amortized over the remaining vesting period. For the years ended December 31, 1996 and 1995, the Company recognized approximately $7,900,000 and $10,800,000, respectively, of option plan compensation expense and expects to recognize an additional approximate $6,400,000 of expense over the next five years as such options vest.

     Options granted under the 1994 Plan are pursuant to a five year vesting cycle commencing retroactively to the participant's date of employment or are exercisable in full at the date of grant. Options granted under the 1996 Plan are pursuant to a five year vesting cycle commencing January 1, 1996, if the participant was employed by the Company at January 1, 1996 and January 1, 1997, if the participant commenced employment with the Company subsequent to January 1, 1996, or, in certain instances, are exercisable in full at date of grant. All options granted expire over a ten year period.

                       PAXSON COMMUNICATIONS CORPORATION

     A summary of the Company's 1994 and 1996 stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                   1996                     1995
                                           ---------------------    ---------------------
                                                        WEIGHTED                 WEIGHTED
                                                        AVERAGE                  AVERAGE
                                           NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                            OPTIONS      PRICE       OPTIONS      PRICE
                                           ---------    --------    ---------    --------
Outstanding, beginning of year...........  1,752,405     $3.42             --     $  --
Granted..................................  2,030,216      3.38      1,847,005      3.42
Forfeited................................    (39,000)     3.42         (4,800)     3.42
Exercised................................   (152,928)     3.22        (89,800)     3.42
                                           ---------     -----      ---------     -----
Outstanding, end of year.................  3,590,693     $3.41      1,752,405     $3.42
                                           =========     =====      =========     =====
Weighted average fair value of options
  granted during the year................                $8.23                    $8.66
                                                         =====                    =====

     The majority of the Company's option grants have been at exercise prices of $3.42, a price which has historically been below the fair market value of the underlying common stock at the date of grant.

FAIR VALUE DISCLOSURES

     Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, consistent with SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                              1996            1995
                                                          ------------    ------------
Net loss:
  As reported...........................................  $(26,218,901)   $(33,473,290)
  Pro forma.............................................   (28,535,857)    (36,677,571)
Net loss per share:
  As reported...........................................  $      (0.60)   $      (0.97)
  Pro forma.............................................         (0.65)          (1.07)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 70%, a risk free interest rate of 6% and weighted average expected option terms of 7.5 years for both periods.

     The following tables summarize information about employee and director stock options at December 31, 1996:

OUTSTANDING OPTIONS

                                       WEIGHTED
                       NUMBER          AVERAGE      WEIGHTED
                   OUTSTANDING AT     REMAINING      AVERAGE
                    DECEMBER 31,     CONTRACTUAL    EXERCISE
EXERCISE PRICES         1996             LIFE         PRICE
---------------   ----------------   ------------   ---------
     $0.01              13,650           7.5          $0.01
     $3.42           3,577,043           7.5          $3.42

                       PAXSON COMMUNICATIONS CORPORATION

OPTIONS EXERCISABLE

                      NUMBER        WEIGHTED
                  EXERCISABLE AT     AVERAGE
                   DECEMBER 31,     EXERCISE
EXERCISE PRICES        1996           PRICE
---------------   ---------------   ---------
     $0.01              13,650        $0.01
     $3.42           1,759,843        $3.42

EMPLOYMENT AGREEMENTS

     Mr. Paxson is employed under an employment agreement providing for him to be employed through December 31, 1999, unless sooner terminated. The agreement provides that Mr. Paxson's salary will be $423,500 in 1997, $465,850 in 1998 and $500,000 in 1999. In addition to his base salary, Mr. Paxson may receive an annual bonus at the discretion and in an amount set by members of the Compensation Committee that are not employees of the Company.

     The Company has other employment agreements with individuals under which the individuals are paid a base salary and may receive annual incentives based on revenue amounts and stock options based on the cash flow of the stations they manage.

NOTES RECEIVABLE FROM THE SALE OF STOCK

     During December 1996, the Company approved a program under which it would extend up to $2,800,000 of loans to certain members of management for the purchase, in the open market, of Company common stock by those individuals. The notes are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by the stock purchased with the loan proceeds. Principal and interest is payable at maturity, March 31, 1999. The outstanding balance on such loans aggregated $1,873,139 at December 31, 1996 and is reflected as stock subscription notes receivable in the accompanying balance sheet.

14.  REDEEMABLE PREFERRED STOCK

     The following represents a summary of the changes in the Company's preferred stock during the three years ended December 31, 1996:

                                     REDEEMABLE    REDEEMABLE     REDEEMABLE    REDEEMABLE
                                    EXCHANGEABLE     JUNIOR         SENIOR       SERIES B
                                    ------------   -----------   ------------   -----------
Balance at January 1, 1994........  $         --   $        --   $ 11,634,907   $        --
Issuances of shares...............            --    26,694,761             --     1,248,210
Accretion.........................            --        15,648        325,147         7,968
Accrual of cumulative dividends...            --        97,644      2,100,000        18,493
Redemptions.......................            --            --             --            --
                                    ------------   -----------   ------------   -----------
Balance at December 31, 1994......            --    26,808,053     14,060,054     1,274,671
Issuance of shares................            --            --             --            --
Accretion.........................            --       634,988        332,156       325,208
Accrual of cumulative dividends...            --     4,090,869      2,431,872       752,775
Redemptions.......................            --            --             --            --
                                    ------------   -----------   ------------   -----------

                       PAXSON COMMUNICATIONS CORPORATION

                                     REDEEMABLE    REDEEMABLE     REDEEMABLE    REDEEMABLE
                                    EXCHANGEABLE     JUNIOR         SENIOR       SERIES B
                                    ------------   -----------   ------------   -----------
Balance at December 31, 1995......            --    31,533,910     16,824,082     2,352,654
Issuances.........................   143,197,254            --             --            --
Accretion.........................       159,977       650,084      1,805,599     3,418,615
Accrual of cumulative dividends...     4,571,919     4,596,502      2,374,740       730,066
Redemption premium................            --            --        700,000       250,000
Redemptions.......................            --            --    (21,704,421)   (6,751,335)
                                    ------------   -----------   ------------   -----------
Balance at December 31, 1996......  $147,929,150   $36,780,496   $         --   $        --
                                    ============   ===========   ============   ===========

REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     The Redeemable Exchangeable preferred stock was issued on October 4, 1996 for gross proceeds of $150,000,000. The holder of Redeemable Exchangeable preferred stock is entitled to cumulative dividends at a rate of 12.5% of the liquidation price, per annum, payable semi-annually beginning April 30, 1997. The Company, at its option, may pay dividends on or before October 31, 2002 either in cash or by the issuance of additional shares of Redeemable Exchangeable preferred stock.

     The Company is required, subject to certain conditions, to redeem all of the Redeemable Exchangeable preferred stock outstanding on October 31, 2006 plus accumulated and unpaid dividends to the date of redemption. Additionally, the Redeemable Exchangeable preferred stock is redeemable, subject to certain restrictions, at the option of the Company on or after October 31, 2001 at the redemption prices set forth below (expressed as a percentage of liquidation price):

                    TWELVE MONTH PERIOD
                   BEGINNING OCTOBER 31,
------------------------------------------------------------
     2001...................................................  106.250%
     2002...................................................  104.167%
     2003...................................................  102.083%
     2004 and thereafter....................................  100.000%

     The Redeemable Exchangeable preferred stock also provides redemption features in the event of certain changes in ownership control of the Company.

     On or before October 31, 1999, subject to certain restrictions, the Company may use the proceeds of a Public Equity Offering or a Major Asset Sale, as defined, to redeem for cash up to an aggregate of 35% of the shares of Redeemable Exchangeable preferred stock at a redemption price of 112.500% of the liquidation price of such shares plus accumulated and unpaid dividends.

     Subject to certain limitations, the Company may, at its option and provided it is not contractually prohibited from doing so, exchange the outstanding Redeemable Exchangeable preferred stock for Exchange Debentures as defined. Additionally, the Company has agreed to exchange all outstanding Redeemable Exchangeable preferred stock for Exchange Debentures within 60 days from the date on which the Company is no longer contractually prohibited from effecting such exchange.

     The Exchange Debentures bear interest at 12.5% per annum and are due October 31, 2006. The Exchange Debentures have redemption features similar to those of the Redeemable Exchangeable preferred stock.

     Cumulative Redeemable Exchangeable preferred dividends in arrears aggregated $4,571,919 at December 31, 1996.

                       PAXSON COMMUNICATIONS CORPORATION

REDEEMABLE JUNIOR PREFERRED STOCK

     Redeemable Junior preferred stock was issued with 4,853,628 detachable Class C common stock warrants (after giving effect to the stock dividend during January 1995) on December 22, 1994 in exchange for $33,000,000. The holder of Junior preferred stock is entitled to cumulative dividends at a rate of 12% per annum prior to the seventh anniversary of the issue date (December 22, 2001), 13% per annum from the seventh through the eighth anniversary of the issue date (December 22, 2002), and 14% per annum after the eighth anniversary of the issue date. Semi-annual dividend payments are required commencing December 31, 1999.

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

     Cumulative Junior preferred dividends in arrears aggregated $8,785,015 and $4,188,513 at December 31, 1996 and 1995, respectively.

REDEEMABLE SENIOR PREFERRED STOCK

     Redeemable Senior preferred stock was originally issued with 225 detachable redeemable common stock purchase warrants on December 15, 1993 in exchange for $14,000,000. The holder of Redeemable Senior preferred stock was entitled to preferential cumulative dividends at a rate of 15% of the liquidation price, per annum, payable quarterly commencing on December 31, 1993. On January 1 of each year, accrued and unpaid dividends were added to the liquidation price of the stock. The holders of the Senior preferred stock, voting as a class, were entitled to elect 25% of the Company's Board of Directors. Cumulative preferred dividends in arrears aggregated $4,644,352 at December 31, 1995.

     On October 4, 1996, the Company redeemed all of the outstanding shares of Redeemable Senior preferred stock for an aggregate of $21,704,421. Of this amount, $700,000 was considered a redemption premium over book value and accounted for as a preferred stock dividend.

REDEEMABLE SERIES B PREFERRED STOCK

     Redeemable Series B preferred stock was issued on December 22, 1994 as a result of the exercise of 94.6223 detachable redeemable common stock purchase warrants into 1,310,779 shares of Class A common stock and 436,926 shares of Class B common stock which were then surrendered for Series B preferred stock. The holder of Series B preferred stock was entitled to cumulative dividends at a per annum rate of 15% per share, payable quarterly commencing on December 31, 1994. On January 1 of each year, accrued and unpaid dividends were added to the liquidation price of the stock. Cumulative Series B preferred dividends in arrears aggregated $771,268 at December 31, 1995.

     On October 4, 1996, the Company redeemed all of the outstanding shares of Redeemable Series B preferred stock for an aggregate of $6,751,335. Of this amount, $250,000 was considered a redemption premium over book value and accounted for as a preferred stock dividend.

                       PAXSON COMMUNICATIONS CORPORATION

REDEMPTION FEATURES OF PREFERRED STOCK

     The following table presents the redemption value of the two classes of preferred stock outstanding at December 31, 1996 should each be redeemed in the indicated year, assuming no dividends are paid prior to redemption, unless required:

                                                            JUNIOR         EXCHANGEABLE
                                                         PREFERRED(1)      PREFERRED(2)
                                                         ------------      ------------
1997...................................................  $47,939,640       $         --
1998...................................................   53,412,616                 --
1999...................................................   59,102,420                 --
2000...................................................   59,102,420                 --
2001...................................................   59,102,420        325,005,167

---------------

(1) Mandatorily redeemable on December 22, 2003, redeemable by the Company prior to that date.
(2) Redeemable at the option of the Company on or after October 31, 2001. See previous discussion for earlier redemption features on up to 35% of the shares.

15.  COMMON STOCK WARRANTS

CLASS A AND B COMMON STOCK WARRANTS

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

     During April 1996, in connection with the Company's offering of 10.3 million previously unissued shares of Class A common stock, the holders of Class A and B warrants surrendered their put provision requiring the Company to repurchase the warrants, at the option of the holder, at the fair market value per share on or after the seventh anniversary of the issue date (December 15, 2000). The holders of the warrants are entitled to demand registration rights and piggyback registration rights following certain offerings of shares to the public. On April 3, 1996, 32.2319 of the remaining warrants were exercised for 893,000 shares of Class A common stock.

CLASS C COMMON STOCK WARRANTS

     In connection with the Redeemable Junior preferred stock issuance on December 22, 1994, the Company issued 4,853,628 detachable Class C common stock purchase warrants (after giving effect to the stock dividend), entitling the holder to purchase one Class C common share per warrant at an exercise price of $0.001 per share. Certain holders of these purchase warrants are entitled to demand registration rights subsequent to the third anniversary of the issuance date and piggyback registration rights six months following certain offerings of shares to the public. During 1996, the terms of the Class C common stock purchase warrants were modified to allow the issuance of Class A common stock upon exercise of the warrants. Subsequent to such modification, 2,730,385 Class C common stock warrants were exercised for 2,730,173 shares of Class A common stock.

                       PAXSON COMMUNICATIONS CORPORATION

16.  COMMON STOCK

     In November 1994, in connection with the merger with ANG, the Company amended its capital structure to provide two classes of common voting stock, Class A common stock (45,000,000 shares authorized) and Class B common stock (7,000,000 shares authorized). Upon consummation of the recapitalization, the Company's unclassified common stock outstanding was converted into 15,790,974 shares of Class A common stock and 5,263,658 shares of Class B common stock. Upon consummation of the merger, the holders of ANG common stock received Class A common stock in exchange for ANG common stock outstanding and such shares of Class A common stock which were exchanged for the ANG common stock were listed on the Nasdaq Small-Cap Market.

     On December 22, 1994, the Company further amended its capital structure to increase authorized shares of Class A common stock to 150,000,000 shares and Class B common stock to 35,000,000 shares, and to designate a third class of non-voting common stock, Class C common stock, 12,500,000 shares authorized. The Class C common stock has a $0.001 par value.

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

     On April 3, 1996, the Company sold 10,300,000 previously unissued shares of its Class A common stock for net proceeds of approximately $154,800,000.

     Class A common stock and Class B common stock will vote as a single class in all matters submitted to a vote of the stockholders with each share of Class A common stock entitled to one vote and each share of Class B common stock entitled to ten votes; Class C common stock is non-voting. Each share of Class B common stock is convertible, at the option of its holder, into one share of Class A common stock at any time, and under certain circumstances, Class C common stock may be converted, at the option of the holder, into Class A common stock.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

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

                       PAXSON COMMUNICATIONS CORPORATION

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

          Mandatorily redeemable securities. Redeemable preferred stock (Junior and Exchangeable) is being accreted to its respective redemption values.

          Interest rate caps. The Company's interest rate cap agreements were originally entered into to meet covenants under variable rate revolving credit loan agreements outstanding in prior periods, which were extinguished during the year ended December 31, 1995, and currently do not serve as a hedging vehicle. As a result, interest rate cap agreements previously amortized to interest expense have been marked to market and net losses of approximately $800,000 were recognized during the year ended December 31, 1995 which are reflected in the consolidated statement of operations as other income (expense). The Company has interest rate cap agreements outstanding at December 31, 1996 with notional amounts totaling $45 million. There is no variable rate debt outstanding at December 31, 1996. These interest rate cap agreements had no effect on the consolidated statement of operations for the year ended December 31, 1996. The interest rate cap agreements have termination dates of July 1997 through December 1997 and result in the Company receiving payments when the LIBOR rate exceeds between 6.25% and 7.25%.

18.  COMMITMENTS AND CONTINGENCIES

     The Company incurred total expenses of approximately $7,415,000, $5,334,000 and $2,406,000 for the years ended December 31, 1996, 1995 and 1994, respectively, under operating leases for broadcasting facilities and equipment, employment agreements and on-air talent agreements. Future minimum annual payments under these non-cancelable operating leases and agreements, as of December 31, 1996, are as follows:

1997........................................................  $ 8,702,000
1998........................................................    7,139,000
1999........................................................    6,549,000
2000........................................................    4,101,000
2001........................................................    3,018,000
Thereafter..................................................    6,933,000
                                                              -----------
                                                              $36,442,000
                                                              ===========

     The Company has entered into commitments for radio broadcast rights related to sporting events that are not currently available for broadcast and are therefore not included in the financial statements. The Company incurred total sports rights expenses of approximately $3,676,000, $2,806,000 and $2,380,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and had total commitments of approximately $4,061,000 as of December 31, 1996.

     As of December 31, 1996, the Company had entered into TBAs with 17 FCC licensees which require monthly TBA payments ranging from $3,600 to $277,000 and have effective terms ranging from one to ten years.

WHITEHEAD MEDIA, INC.

     The Company initially financed the acquisition by Whitehead Media, Inc. ("Whitehead Media") of WTVX-TV and WOAC-TV. Whitehead Media subsequently obtained financing from Banque Paribas, an

                       PAXSON COMMUNICATIONS CORPORATION
affiliate of a holder of the Company's Junior preferred stock, the proceeds of which were used to repay the debt owed by Whitehead Media to the Company and to fund Whitehead Media's acquisition of WNGM-TV. The third party financing provided to Whitehead Media, as amended, is unconditionally guaranteed by the Company. The Company is permitted to operate stations WTVX-TV, WOAC-TV and WNGM-TV pursuant to TBAs, and as a result of the third party financing to Whitehead Media, has an option to purchase each of such stations, which options to purchase would otherwise be prohibited under FCC rules and regulations because each of such stations serves a market in which the Company owns another television station which also serves the same market. During February and March 1997, the Company has contracted to sell its interests in these three stations. (see Note 19).

ACQUISITION COMMITMENTS

     The Company has agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to, the following properties, which are subject to various conditions, including the receipt of regulatory approvals:

STATION                               MARKET SERVED (1)          COMMITMENT AMOUNT
-------                               -----------------          -----------------
inTV:
WVVI-TV                       Washington, DC (2)                    $40,000,000
WBSX-TV                       Detroit, MI                            35,000,000
KCMY-TV                       Sacramento, CA (3)                     17,000,000
KYFC-TV                       Kansas City, MO                        16,400,000
WHRC-TV                       Boston, MA                             15,000,000
KAJW-TV                       Phoenix, AZ                            12,000,000
WNAL-TV                       Birmingham, AL (4)                     10,000,000
KBCB-TV                       Seattle, WA                             8,000,000
KOOG-TV                       Salt Lake City, UT                      7,700,000
WSJN-TV, WKPV-TV and WJWN-TV  Puerto Rico (5)                         7,000,000
WHBI-TV                       West Palm Beach, FL(12)                 7,000,000
WSWB-TV                       Wilkes Barre-Scranton, PA               6,200,000
WRMY-TV                       Raleigh, Durham, NC (See Note 19)       4,150,000
KVUT-TV                       Little Rock, AR (6)                     1,250,000
WOST-TV                       Providence, RI (7)                      1,000,000
WJUE-TV                       Grand Rapids, MI (11)                   1,250,000
KGLB-TV                       Tulsa, OK (8)                             421,000
Paxson Radio:
WPLL-FM and WSRF-AM           Ft. Lauderdale, FL (9)                 57,500,000
WKES-FM                       Tampa, FL                              35,323,000
WTKS-FM                       Orlando, FL (10)                       25,000,000
WFKZ-FM,                      Plantation Key, FL                      3,500,000
  WAVK-FM                     Marathon, FL
  and WKRY-FM                 Key West, FL

---------------

 (1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
 (2) The purchase price includes $20,000,000 cash, $10,000,000 of Class A common stock with an additional $10,000,000 cash contingent upon an affirmative decision by the United States Supreme Court in the case of Turner Broadcasting Systems, Inc. vs. FCC No. 95-922 regarding must carry rules.

                       PAXSON COMMUNICATIONS CORPORATION

 (3) The Company has loaned an aggregate of $8,500,000 to KCMY-TV and began operating the station pursuant to a time brokerage agreement on October 1, 1996 pending completion of the acquisition of the station. The loan amount of $8,500,000 will be applied to the purchase price at the date of closing.
 (4) In September 1996, the Company loaned $8,000,000 to WNAL-TV and began operating the station pursuant to a time brokerage agreement pending completion of the acquisition of the station. The loan amount of $8,000,000 will be applied to the purchase price at the date of closing.
 (5) As of December 31, 1996, the Company owned a 50% interest in these stations and operated them under a time brokerage agreement. The Company has purchased the remaining 50% during January 1997 for $7,000,000 (See Note
     19).
 (6) Station is currently under construction. Company purchased a 49% interest during 1996 with an option to acquire remaining 51%.
 (7) During February 1997 the Company acquired a 50% ownership interest and has committed to loan up to $3,000,000 for capital improvements and relocation of the station's tower. Station is currently being relocated.
 (8) The Company has acquired a 49% interest in this property; commitment amount represents purchase price for the remaining 51%.
 (9) The Company began operating the stations pursuant to a time brokerage agreement on May 1, 1996 and completed the purchase in January 1997 (See
     Note 19).
(10) The Company began operating WTKS-FM pursuant to a time brokerage agreement on June 17, 1996 and completed the purchase in January 1997 (see Note 19).
(11) The Company has a 49% interest in the property and has entered a contract to acquire the remaining 51% for approximately $1,250,000 plus the forgiveness of amounts advanced to date (see Note 8).
(12) The Company has committed to loan up to $7,000,000 to Cocola Broadcasting ("Cocola") to finance the construction and acquisition of the station. At December 31, 1996, the Company had advanced approximately $2,700,000 to Cocola. The Company plans to provide programming for the station pursuant to an affiliation agreement upon Cocola's acquisition of the Station.

AFFILIATION AGREEMENTS

     The Company has entered into inTV affiliation agreements with four television licensees. Under the agreements, the licensees agree to broadcast programming provided by inTV during certain times of the day and are compensated based on the monthly advertising collected and the number of cable homes covered by the licensees. The Company may terminate these agreements with a ninety to one hundred eighty day written notice. The minimum amounts due under these agreements at December 31, 1996 total approximately $622,000.

LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

19.  SUBSEQUENT EVENTS

PURCHASES OF BROADCAST PROPERTIES

     During January 1997, the Company completed its purchases of WSJN-TV, WKPV-TV, WJWN-TV, WPLL-FM (formerly WSHE-FM), WSRF-AM and WTKS-FM for aggregate cash consideration of $89,500,000.

     During January 1997, the Company acquired a 49% interest in KAJW-TV for $5,400,000.

                       PAXSON COMMUNICATIONS CORPORATION

     During February 1997, the Company executed its option to acquire WHKE-TV from CNI for $100,000 plus forgiveness of related notes and interest receivable totaling approximately $3,900,000. The Company also purchased a 50% interest in WOST-TV for $1,000,000 less prior advances of $168,000.

     During March 1997, the Company entered into an agreement to purchase WBSX-TV for $35,000,000.

SALES OF BROADCAST PROPERTIES

     During February 1997, the Company restructured its investment in WTWS-TV, as required by the FCC in connection with its prior acquisition of WHAI-TV, by selling WTWS-TV to Roberts Broadcasting in exchange for a $15,000,000 note receivable and entering into a five year time brokerage agreement to operate the station. The note will bear interest at LIBOR plus 3.5%. Interest is payable monthly with principal payments commencing February 1998 and due monthly in 84 equal installments. The Company expects to recognize a pre-tax gain on sale of approximately $12,000,000 using the installment method.

     During March 1997, the Company entered into agreements to sell its interests in television stations WOAC-TV and WNGM-TV, which are operated pursuant to time brokerage agreements with Whitehead Media, for aggregate consideration of $73.5 million.

     The Company has also entered into an agreement to sell the assets of WSHE-TV (formerly WYVN-TV) to DP Media for $2,470,000 in the form of a promissory note. This transaction is expected to result in a minimal gain to the Company. The note bears interest at 8.25% payable monthly with the entire principal due twenty-four months from the date of close. The Company plans to operate the station pursuant to an affiliation agreement.

OTHER

     During January 1997, the Company borrowed $80,000,000 under its $200,000,000 senior secured revolving credit facility.

     The Company, DP Media and Roberts Broadcasting have entered into agreements whereby the Company will loan DP Media approximately $10,000,000, (of which approximately $5,500,000, to be assumed by DP Media, has been advanced to Roberts Broadcasting as of December 31, 1996 and has been recorded as investments in broadcast properties) allowing DP Media to purchase a 100% ownership interest in WRMY-TV. The Company plans to operate the station pursuant to an affiliation agreement.

     The Company has amended its agreements with Roberts Broadcasting for KZAR-TV, Salt Lake City Utah, to lend an additional $2,000,000 to Roberts Broadcasting and to terminate the Company's option to acquire 50% of this station. In addition, Roberts Broadcasting has agreed to apply a portion of the proceeds from its sale of WRMY-TV to DP Media to repay the Company substantially all of the amounts advanced to Roberts Broadcasting as loans or option payments in respect of KZAR-TV.

20.  SEGMENT DATA

     During the three year period ended December 31, 1996, the Company operated three business segments: (1) inTV is a nationwide network of owned, operated and affiliated television stations carrying its proprietary network, which broadcasts long form paid programming consisting primarily of infomercials; (2) Paxson Radio consists of radio broadcasting stations, radio news and sports networks and billboard operations; and (3) Paxson Network Affiliated Television includes two network affiliated television broadcasting stations in West Palm Beach, Florida (see Note 2 -- Discontinued Operations). As a result of the agreements entered into in February and March 1997 to sell WPBF-TV and WTVX-TV, the Paxson Network Affiliated Television segment has been retroactively reclassified as discontinued operations in the accompanying statement of operations for all periods presented. Corporate and other operations represent revenue earned through commissions, non-broadcast activities, expenses incurred for such activities, and corporate overhead expenses, including management expenses which are not allocated to the individual segments.

                       PAXSON COMMUNICATIONS CORPORATION

     Selected financial information for these segments follows:

                                               AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   1996           1995           1994
                                               ------------   ------------   ------------
inTV
  Total revenue..............................  $ 60,932,449   $ 29,653,278   $  3,287,285
  Operating expenses, less depreciation,
     amortization and option plan
     compensation............................    35,328,174     16,266,563      3,401,328
  Depreciation and amortization..............    11,262,363      4,300,151      1,327,884
  Option plan compensation...................       478,367         37,506             --
                                               ------------   ------------   ------------
     Operating income (loss).................  $ 13,863,545   $  9,049,058   $ (1,441,927)
                                               ============   ============   ============
     Total identifiable assets...............  $249,693,153   $104,106,341   $ 16,212,828
                                               ============   ============   ============
     Capital expenditures....................  $ 22,206,328   $  7,703,973   $  2,527,903
                                               ============   ============   ============
PAXSON RADIO
  Total revenue..............................  $ 82,164,993   $ 54,752,191   $ 50,363,294
  Operating expenses, less depreciation,
     amortization and option plan
     compensation............................    67,233,483     44,227,935     39,002,002
  Depreciation and amortization..............    10,278,601     10,020,502      8,202,467
  Option plan compensation...................       880,704      1,751,238             --
                                               ------------   ------------   ------------
     Operating income (loss).................  $  3,772,205   $ (1,247,484)  $  3,158,825
                                               ============   ============   ============
     Total identifiable assets...............  $146,305,063   $ 68,886,153   $ 67,201,401
                                               ============   ============   ============
     Capital expenditures....................  $  5,774,653   $  9,610,186   $  2,491,959
                                               ============   ============   ============
PAXSON NETWORK AFFILIATED TELEVISION (See
  Note 2 -- Discontinued Operations)
  Total revenue..............................  $         --   $         --   $         --
  Operating expenses, less depreciation and
     amortization............................            --             --             --
  Depreciation and amortization..............            --             --             --
  Option plan compensation...................            --             --             --
                                               ------------   ------------   ------------
     Operating income (loss).................  $         --   $         --   $         --
                                               ============   ============   ============
     Total identifiable assets...............  $ 39,922,571   $ 37,421,642   $ 39,409,693
                                               ============   ============   ============
     Capital expenditures....................  $    731,658   $  2,825,249   $    657,375
                                               ============   ============   ============
CORPORATE AND OTHER
  Total revenue..............................  $  1,400,169   $  2,131,037   $    939,356
  Operating expenses, less depreciation,
     amortization and option plan
     compensation............................    11,036,274      9,814,643      3,819,350
  Depreciation and amortization..............     1,625,413        347,791        324,891
  Option plan compensation...................     6,497,463      9,014,497             --
                                               ------------   ------------   ------------

                       PAXSON COMMUNICATIONS CORPORATION

                                               AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   1996           1995           1994
                                               ------------   ------------   ------------
     Operating loss..........................  $(17,758,981)  $(17,045,894)  $ (3,204,885)
                                               ============   ============   ============
     Total identifiable assets...............  $107,261,673   $ 83,417,941   $ 29,846,459
                                               ============   ============   ============
     Capital expenditures....................  $  7,996,838   $  4,877,408   $    239,275
                                               ============   ============   ============
CONSOLIDATED
  Total revenue..............................  $144,497,611   $ 86,536,506   $ 54,589,935
  Operating expenses, less depreciation,
     amortization and option plan
     compensation............................   113,597,931     70,309,141     46,222,680
  Depreciation and amortization..............    23,166,377     14,668,444      9,855,242
  Option plan compensation...................  $  7,856,534   $ 10,803,241   $         --
                                               ------------   ------------   ------------
  Operating loss.............................  $   (123,231)  $ (9,244,320)  $ (1,487,987)
                                               ============   ============   ============
  Total identifiable assets..................  $543,182,460   $293,832,077   $152,670,381
                                               ============   ============   ============
  Capital expenditures.......................  $ 36,709,447   $ 25,016,816   $  5,916,512
                                               ============   ============   ============

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                      FOR THE 1996 QUARTERS ENDED
                                       ----------------------------------------------------------
                                       DECEMBER 31    SEPTEMBER 30       JUNE 30       MARCH 31
                                       ------------   ------------     -----------   ------------
Total revenue........................  $ 49,018,663   $35,804,952      $32,085,897   $ 27,588,099
Operating expenses, less
  depreciation, amortization and
  option plan compensation...........    41,356,502    28,609,203       23,030,508     20,601,718
Depreciation and amortization........     6,936,517     5,958,051        5,347,058      4,924,751
Option plan compensation.............     5,129,311       435,306          533,549      1,758,368
                                       ------------   -----------      -----------   ------------
Operating income (loss)..............  $ (4,403,667)  $   802,392      $ 3,174,782   $    303,262
                                       ============   ===========      ===========   ============
Loss from continuing operations......  $(13,244,162)  $(5,183,829)     $(1,597,216)  $ (6,547,258)
Income (loss) from discontinued
  operations.........................       734,207      (519,788)         210,547        (71,402)
                                       ------------   -----------      -----------   ------------
Net loss.............................  $(12,509,955)  $(5,703,617)     $(1,386,669)  $ (6,618,660)
                                       ============   ===========      ===========   ============
Net loss attributable to common
  stock..............................  $(24,541,413)  $(8,166,709)     $(3,852,754)  $(11,566,609)
                                       ============   ===========      ===========   ============
Per share data:
  Loss from continuing operations....  $      (0.28)  $     (0.11)     $     (0.03)  $      (0.19)
  Income (loss) from discontinued
     operations......................          0.02         (0.01)              --             --
  Net loss...........................         (0.26)        (0.12)           (0.03)         (0.19)
  Net loss attributable to common
     stock...........................         (0.52)        (0.17)           (0.08)         (0.33)
Weighted average common shares
  outstanding........................    47,158,019    46,983,274       46,570,794     34,556,861
                                       ============   ===========      ===========   ============
  Stock price (1):
     High............................  $     11 1/8   $        13      $    15 3/8   $     21 1/4
     Low.............................  $      6 5/8   $   9 11/16      $    10 5/8   $     13 7/8

---------------

(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PXN.

                       PAXSON COMMUNICATIONS CORPORATION

                                                           FOR THE 1995 QUARTERS ENDED
                                            ---------------------------------------------------------
                                            DECEMBER 31    SEPTEMBER 30      JUNE 30       MARCH 31
                                            ------------   -------------   ------------   -----------
Total revenue.............................  $26,248,807    $ 23,238,319    $ 20,014,674   $17,034,706
Operating expenses, less depreciation,
  amortization and option plan
  compensation............................   19,630,482      18,291,873      16,257,040    16,129,746
Depreciation and amortization.............    5,201,414       3,616,887       3,168,176     2,681,967
Option plan compensation..................      994,136         404,976       9,404,129            --
                                            -----------    ------------    ------------   -----------
Operating income (loss)...................  $   422,775    $    924,583    $ (8,814,671)  $(1,777,007)
                                            ===========    ============    ============   ===========
Loss from continuing operations before
  extraordinary item......................  $(6,602,099)   $ (2,647,970)   $(11,406,556)  $(3,499,531)
Income (loss) from discontinued
  operations..............................    1,035,930        (203,711)        229,827       246,547
Extraordinary item (1)....................           --     (10,625,727)             --            --
                                            -----------    ------------    ------------   -----------
Net loss..................................  $(5,566,169)   $(13,477,408)   $(11,176,729)  $(3,252,984)
                                            ===========    ============    ============   ===========
Net loss attributable to common stock.....  $(9,741,895)   $(16,734,727)   $(14,849,938)  $(5,443,936)
                                            ===========    ============    ============   ===========
Per share data:
  Loss from continuing operations before
     extraordinary item...................  $     (0.19)   $      (0.08)   $      (0.33)  $     (0.10)
  Income (loss) from discontinued
     operations...........................         0.03           (0.01)           0.01          0.01
  Extraordinary item......................           --           (0.31)             --            --
  Net loss................................        (0.16)          (0.40)          (0.32)        (0.09)
  Net loss attributable to common stock...        (0.28)          (0.49)          (0.43)        (0.16)
Weighted average common shares
  outstanding.............................   34,503,666      34,458,766      34,448,665    34,354,201
                                            ===========    ============    ============   ===========
  Stock price(2):
     High.................................  $    16 3/8    $     15 3/4    $         14   $    12 5/8
     Low..................................  $    11 1/2    $         12    $          8   $         9

---------------

(1) Extraordinary item relates to the write-off of loan origination costs associated with the extinguishment of certain debt agreements during the third quarter (see Note 9).
(2) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PXN. Prior to July 10, 1995, the Company's Class A common stock was listed on the NASDAQ Small-Cap Market.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Paxson Communications Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 12, 1997, except as to Notes 2, 18 and 19, which are as of March 26, 1997, appearing in this Form 10-K of Paxson Communications Corporation also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP
--------------------------------------
PRICE WATERHOUSE LLP

Fort Lauderdale, Florida
February 12, 1997

                                                                     SCHEDULE II

                       PAXSON COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

          COLUMN A             COLUMN B             COLUMN C              COLUMN D       COLUMN E
----------------------------  -----------   ------------------------     ----------     -----------
                                                   ADDITIONS
                                            ------------------------
                              BALANCES AT   CHARGED TO                                  BALANCE AT
                               BEGINNING    COSTS AND                                     END OF
                                OF YEAR      EXPENSES       OTHER        DEDUCTIONS        YEAR
                              -----------   ----------   -----------     ----------     -----------
For the year ended December
  31, 1996
  Allowance for doubtful
     accounts...............  $   909,713   $1,287,819   $        --     $(620,939)(1)  $ 1,576,593
                              ===========   ==========   ===========     =========      ===========
Deferred tax assets
  valuation allowance.......  $15,009,000   $       --   $ 8,606,000(2)  $      --      $23,615,000
                              ===========   ==========   ===========     =========      ===========
For the year ended December
  31, 1995
  Allowance for doubtful
     accounts...............  $   556,950   $1,098,181   $        --     $(745,418)(1)  $   909,713
                              ===========   ==========   ===========     =========      ===========
Deferred tax assets
  valuation allowance.......  $ 4,126,507   $       --   $10,882,493(2)  $      --      $15,009,000
                              ===========   ==========   ===========     =========      ===========
For the year ended December
  31, 1994
  Allowance for doubtful
     accounts...............  $   212,244   $  344,706   $        --     $      --      $   566,950
                              ===========   ==========   ===========     =========      ===========
Deferred tax assets
  valuation allowance.......  $        --   $       --   $ 4,126,507(2)  $      --      $ 4,126,507
                              ===========   ==========   ===========     =========      ===========

---------------

(1) Write off of uncollectible receivables.
(2) A valuation allowance related to deferred tax assets.