Form 10-Q
period 1997-03-31
PAXSON COMMUNICATIONS CORP
filed 1997-05-15
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       March 31, 1997
                                        ----------------------------

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ___________

         Commission File Number 1-13452

                   PAXSON COMMUNICATIONS CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                     DELAWARE                                    59-3212788
         -------------------------------                     ------------------
         (State or other jurisdiction of                       (IRS Employer
          incorporation or organization)                     Identification No.)

         601 CLEARWATER PARK ROAD
         WEST PALM BEACH, FLORIDA                                  33401
         -------------------------------                     ------------------
         (Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (561) 659-4122
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

YES   X       NO
    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997:

       CLASS OF STOCK                                    NUMBER OF SHARES
----------------------------                             ----------------
COMMON STOCK-CLASS A, $0.001
PAR VALUE PER SHARE  ........................               40,481,482
COMMON STOCK-CLASS B, $0.001
PAR VALUE PER SHARE  ........................                8,311,639

PAXSON COMMUNICATIONS CORPORATION

INDEX


                                                                                 Page
                                                                                 ----
Part I -          Financial Information

         Item 1.  Financial Statements
                  --------------------

                     Consolidated Balance Sheets
                     March 31, 1997 and December 31, 1996                           3

                     Consolidated Statements of Operations
                     Three Months Ended March 31, 1997 and 1996                     4

                     Consolidated Statements of Changes in
                     Common Stockholders' Equity                                    5

                     Consolidated Statements of Cash Flows
                     Three Months Ended March 31, 1997 and 1996                   6-7

                     Notes to Consolidated Financial Statements                   8-9


         Item 2.  Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations                 10-20
                  ---------------------------------------------

Part II -         Other Information

         Item 1.  Legal Proceedings                                                21
                  -----------------

         Item 6.  Exhibits and Reports on Form 8-K                              21-22
                  --------------------------------

         Signatures                                                                23

PAXSON COMMUNICATIONS CORPORATION


Consolidated Balance Sheets


                                                                                   March 31,             December 31,
                                                                                     1997                   1996
                                                                                 -------------          -------------
ASSETS                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                      $  42,914,912          $  61,748,788
  Accounts receivable, less allowance for doubtful
   accounts of $1,418,284 and $1,576,593 respectively                               26,499,352             29,860,998
  Prepaid expenses and other current assets                                          4,164,169              2,713,565
  Current program rights                                                             1,383,524              1,512,019
                                                                                 -------------          -------------

       Total current assets                                                         74,961,957             95,835,370

Property and equipment, net                                                        153,105,125            144,415,412
Intangible assets, net                                                             306,084,264            220,409,421
Investments in broadcast properties                                                 73,159,860             53,297,022
Program rights, net                                                                    796,693              1,075,536
Other assets, net                                                                   26,230,157             28,149,699
                                                                                 -------------          -------------

       Total assets                                                              $ 634,338,056          $ 543,182,460
                                                                                 =============          =============

LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                       $  10,469,748          $  10,676,692
  Accrued interest                                                                  14,693,070              6,684,373
  Current portion of program rights payable                                          1,420,247              1,628,959
  Current portion of long-term debt                                                    649,302                644,509
                                                                                 -------------          -------------

       Total current liabilities                                                    27,232,367             19,634,533

Program rights payable                                                                 765,561              1,000,260
Deferred gain                                                                       12,100,000                     --
Long-term debt                                                                      83,208,980              3,407,688
Senior subordinated notes, net                                                     227,728,199            227,655,096
Redeemable Cumulative Compounding Junior preferred stock, $0.001 par value; 12%
   dividend rate per annum,
   33,000 shares authorized, issued and outstanding                                 38,200,431             36,780,496
Redeemable Exchangeable Preferred stock, $.001 par value;
  12.5% dividend rate per annum, 440,000 shares authorized,
  150,000 shares issued and outstanding                                            152,731,836            147,929,150

Class A common stock, $0.001 par value; one vote per share; 150,000,000 shares
   authorized, 40,480,482 shares issued and outstanding                                 40,480                 40,442
Class B common stock, $0.001 par value; ten votes per share, 35,000,000 shares
   authorized, 8,311,639 shares issued and outstanding                                   8,312                  8,312
Class C common stock, $0.001 par value; non-voting; 12,500,000 shares
   authorized, 0 shares issued and outstanding                                              --                     --
Class A & B common stock warrants                                                    6,862,647              6,862,647
Class C common stock warrants                                                        2,335,528              2,335,528
Stock subscription notes receivable                                                 (2,713,250)            (1,873,139)
Additional paid-in capital                                                         209,751,163            209,621,241
Deferred option plan compensation                                                   (5,361,685)            (6,397,916)
Accumulated deficit                                                               (118,552,513)          (103,821,878)
Commitments and contingencies
                                                                                 -------------          -------------

       Total liabilities, redeemable securities and
         common stockholders' equity                                             $ 634,338,056          $ 543,182,460
                                                                                 =============          =============


                  The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations


                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                ----------------------------------
                                                                                    1997                   1996
                                                                                ------------          ------------
                                                                                            (Unaudited)
                                                                                            -----------
 Revenue:
   Local and national advertising                                               $ 41,006,119          $ 26,035,309
   Other                                                                           1,207,880               866,803
   Trade and barter                                                                  861,896               685,987
                                                                                ------------          ------------
     Total revenue                                                                43,075,895            27,588,099

 Operating expenses:
   Direct                                                                          9,929,765             6,077,210
   Programming                                                                     5,853,899             3,184,957
   Sales and promotion                                                             3,278,965             2,175,058
   Technical                                                                       3,077,169             1,392,600
   General and administrative                                                     10,491,044             6,022,966
   Trade and barter                                                                  659,574               511,419
   Time brokerage agreement fees                                                   1,251,780               478,547
   Sports rights fees                                                                794,395               758,961
   Option plan compensation                                                        1,027,471             1,758,368
   Depreciation and amortization                                                   7,982,145             4,924,751
                                                                                ------------          ------------
 Total operating expenses                                                         44,346,207            27,284,837
                                                                                ------------          ------------

 Operating (loss) income                                                          (1,270,312)              303,262

 Other income (expense):
   Interest expense                                                               (8,749,416)           (7,724,778)
   Interest income                                                                 1,443,232               831,072
   Other income, net                                                                 107,696               (43,186)
                                                                                ------------          ------------
 Loss from continuing operations                                                  (8,468,800)           (6,547,258)

 Income (loss) from discontinued operations                                            9,804               (71,402)
                                                                                ------------          ------------
 Net loss                                                                         (8,458,996)           (6,618,660)

 Dividends and accretion on preferred stock and common stock warrants
                                                                                  (6,271,639)           (4,947,949)
                                                                                ------------          ------------
 Net loss attributable to common stock and common stock equivalents
                                                                                $(14,730,635)         $(11,566,609)
                                                                                ============          ============
 Per share data:
 Loss from continuing operations                                                $      (0.17)         $      (0.19)
  Income (loss) from discontinued operations                                              --                    --
                                                                                ------------          ------------
  Net loss                                                                             (0.17)                (0.19)
  Dividends and accretion on preferred stock and
    common stock warrants                                                              (0.13)                (0.14)
                                                                                ------------          ------------
  Net loss attributable to common stock and
    common stock equivalents                                                    $      (0.30)         $      (0.33)
                                                                                ============          ============
  Weighted average shares outstanding; primary and fully
    diluted                                                                       48,777,893            34,556,861
                                                                                ============          ============


                  The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Changes in Common Stockholders' Equity


                                                      Class
                                Common Stock          A & B        Class       Stock                    Deferred
                               --------------         Common         C      Subscription   Additional    Option
                                Class   Class Class    Stock       Stock        Notes        Paid-in       Plan     Accumulated
                                  A       B     C    Warrants    Warrants    Receivable     Capital   Compensation     Deficit
                               ------- ------ ----  ----------  ----------  -----------  ------------  -----------  -------------
Balance at  December 31, 1995  $26,227 $8,312 $ --  $       --  $5,338,952  $  (115,714) $ 34,342,086  $(1,384,267) $ (55,694,393)
Release of Put option on Class
   A&B common stock warrants                         9,116,399
Issuance of common stock, net
  of issuance costs             10,300                                                    154,789,700
Exercise of Class A,B&C common
  stock warrants                 3,623              (2,253,752) (3,003,424)                 5,253,548
Stock issued for Todd
  Communications acquisition       139                                                      1,534,967
Deferred option plan
  compensation                                                                             12,932,506  (12,932,506)
Option plan compensation                                                                                 7,918,857
Increase in stock subscription
   notes receivable                                                          (1,873,139)
Stock options exercised            153                                                        768,434
Repayment of stock subscription
   note receivable                                                              115,714
Dividends on redeemable
   preferred stock                                                                                                    (13,223,227)
Accretion on Senior redeemable
   preferred stock                                                                                                     (1,805,599)
Accretion on Series B
   preferred stock                                                                                                     (3,418,615)
Accretion on Junior
   preferred stock                                                                                                       (650,084)
Accretion on Redeemable
   Exchangeable preferred stock                                                                                          (159,977)
Accretion on Class A & B common
   stock warrants                                                                                                      (2,651,082)
Net loss                                                                                                              (26,218,901)
                               ------- ------ ----- ----------  ----------  -----------  ------------  -----------  -------------
Balance at December 31, 1996    40,442  8,312    --  6,862,647   2,335,528   (1,873,139)  209,621,241   (6,397,916)  (103,821,878)
Option plan compensation
   (unaudited)                                                                                           1,036,231
Stock options exercised
   (unaudited)                      38                                                        129,922
Increase in stock subscription
   receivable (unaudited)                                                      (840,111)
Dividends on redeemable
  preferred stock (unaudited)                                                                                          (5,941,050)
Accretion on Junior preferred
   stock (unaudited)                                                                                                     (166,385)
Accretion on Redeemable
   Exchangeable preferred stock
   (unaudited)                                                                                                           (164,204)
Net loss (unaudited)                                                                                                   (8,458,996)
Balance at March 31, 1997
   (unaudited)
                               ------- ------ ----- ----------  ----------  -----------  ------------  -----------  -------------
                               $40,480 $8,312 $ --  $6,862,647  $2,335,528  $(2,713,250) $209,751,163  $(5,361,685) $(118,552,513)
                               ======= ====== ====  ==========  ==========  ===========  ============  ===========  =============


                  The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows


                                                                          For the Three Months
                                                                              Ended March 31,
                                                                      -----------------------------
                                                                           1997            1996
                                                                      -------------    ------------
                                                                                (Unaudited)
Cash flows from operating activities:
  Net loss                                                            $  (8,458,996)   $ (6,618,660)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization                                         8,738,098       5,671,742
    Option plan compensation                                              1,036,231       1,758,368
    Program rights amortization                                             302,825         386,671
    Provision for doubtful accounts                                         356,485         174,223
    Gain on sale of assets                                                 (153,577)       (133,883)
    Decrease in accounts receivable                                       3,005,161       1,357,174
    Increase in prepaid expenses and other current assets                (1,450,604)       (783,405)
    Increase in other assets                                             (2,399,573)       (160,663)
    Decrease (increase) in accounts payable and accrued liabilities        (373,334)        658,636
    Increase in accrued interest                                          8,008,697       6,871,342
                                                                      -------------    ------------
       Net cash provided by operating activities                          8,611,413       9,181,545
                                                                      -------------    ------------

Cash flows from investing activities:
  Acquisitions of broadcast properties                                  (94,184,131)    (42,960,785)
  Decrease in deposits on broadcast properties                            4,200,000       1,890,000
  Proceeds from sale of fixed assets                                        751,050         220,622
  Increase in investments in broadcast properties                        (4,862,838)     (8,376,376)
  Purchase of property and equipment                                    (12,106,406)     (2,639,383)
                                                                      -------------    ------------
       Net cash used in investing activities                           (106,202,325)    (51,865,922)
                                                                      -------------    ------------

Cash flows from financing activities:
  Proceeds from long-term debt                                           80,000,000      17,700,000
  Payments of long-term debt                                               (193,915)       (108,061)
  Payments of loan origination costs                                             --        (516,232)
  Proceeds from exercise of common stock options                            129,960          92,527
  Increase in stock subscription notes receivable                          (840,111)             --
  Repayments of stock subscription notes receivable                              --          53,747
  Payments for program rights                                              (338,898)       (383,904)
                                                                      -------------    ------------
       Net cash provided by financing activities                         78,757,036      16,838,077
                                                                      -------------    ------------

Decrease in cash and cash equivalents                                   (18,833,876)    (25,846,300)
                                                                      -------------    ------------

Cash and cash equivalents at beginning of period                         61,748,788      68,070,990
                                                                      -------------    ------------

Cash and cash equivalents at end of period                            $  42,914,912    $ 42,224,690
                                                                      =============    ============




                  The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

                                                          For the Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                            1997         1996
                                                        -----------   ----------
                                                               (Unaudited)
Supplemental disclosures of cash flow information:

   Cash paid for interest                               $   245,082   $  429,399
                                                        ===========   ==========

   Cash paid for income taxes                           $        --   $       --
                                                        ===========   ==========

Non-cash operating and financing activities:
   Accretion of discount on senior subordinated notes   $    73,103   $   60,371
                                                        ===========   ==========

   Dividends accreted on redeemable preferred stock     $ 5,941,050   $2,031,241
                                                        ===========   ==========

   Accretion on redeemable securities                   $   330,589   $2,916,708
                                                        ===========   ==========

   Trade and barter revenue                             $ 1,012,528   $  835,462
                                                        ===========   ==========

   Trade and barter expense                             $   983,841   $  644,979
                                                        ===========   ==========









          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes, and discussions should be read in conjunction with the December 31, 1996 financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which was filed with the United States Securities and Exchange Commission.

2. Discontinued Operations

On February 19, 1997, the Company entered into a definitive agreement to sell its interests in WTVX-TV. In addition, on March 25, 1997, the Company entered into a definitive agreement to sell WPBF-TV and thus discontinue the operations of the Paxson Network Affiliated Television segment. Because of the decision to sell both stations, the results of operations for the Paxson Network Affiliated Television segment, net of applicable income tax, have been reclassified and presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The Paxson Network Affiliated Television segment is expected to be sold for aggregate consideration of approximately $119,000,000. The Company sold WPBF-TV as discussed in the following paragraph. The WTVX-TV transaction is expected to close during the third quarter of 1997 subject to the receipt of all necessary regulatory approvals and will result in a pre-tax gain to the Company of approximately $13,000,000. The Company does not anticipate a loss during the phase-out period of this segment.

Two wholly-owned subsidiaries of the Company owned and operated WPBF-TV, the West Palm Beach, Florida ABC Network affiliate. On March 27, 1997, such subsidiaries, Paxson Communications of West Palm Beach-25, Inc. ("WPBF-25") and Paxson West Palm Beach License, Inc. ("Palm Beach License"), entered into an asset purchase agreement (the "Asset Sale Agreement") with The Hearst Corporation ("Hearst") pursuant to which the subsidiaries agreed to sell substantially all of their assets to Hearst for $85 million. The Asset Sale Agreement is expected to be consummated during the second half of 1997 after, among other things, receipt of all necessary Federal Communications Commission and other regulatory approvals.

On April 29, 1997, the Company sold its interests in WPBF-TV, which sale was consummated through a merger of WPBF-25 with and into WPBF Merger, Inc. ("WPBF Merger"), and the merger of Palm Beach License with and into WPBF
License, Inc. ("WPBF License"), a wholly-owned subsidiary of WPBF Merger, for consideration payable to Paxson Communications of Florida, Inc., a wholly-owned subsidiary of the Company, of $85 million, consisting of $75 million cash and a subordinated promissory note (the "Note") in the principal amount of $10 million (collectively, the "Merger"). The Note bears interest at the Federal Funds Rate plus three percent and is payable upon the earlier of (i) April 29, 2007 and (ii) or the closing of the sale of WPBF-TV to Hearst under the Asset Sale Agreement. WPBF Merger is controlled by Lowell W. Paxson ("Mr. Paxson"), the Chairman of the Board and Chief Executive Officer of the Company.
WPBF Merger and WPBF License obtained a loan to finance the Merger from Banque Paribas. Neither the Company nor any of its Subsidiaries is liable for the repayment of such loan.

In connection with the Merger, the Company entered into a time brokerage agreement with WPBF Merger pursuant to which the Company acquired the right to sell substantially all of the air-time of WPBF-TV and agreed to provide certain management and other services to WPBF Merger. The amounts payable under such time brokerage agreement are expected to approximate WPBF-TV's operating costs and the interest and fees payable in connection with the aforementioned loan until the Asset Sale Agreement is closed. An effect of the Merger was the Company received a majority of the consideration payable in connection with the sale of WPBF-TV on April 29, 1997 rather than some time in the second half of 1997 or later. This sale will result in a pre-tax gain to the Company of approximately $56,000,000.

The Paxson Network Affiliated Television operations generated revenues of approximately $5,284,000 and $4,541,000 for the three months ended March 31, 1997 and 1996, respectively.

The components of net assets of discontinued operations included in the consolidated balance sheets at March 31, 1997 and December 31, 1996, are as follows:

                                                       1997              1996
                                                       ----              ----
    Current assets                                 $ 1,496,753       $ 1,580,249

    Noncurrent assets                               28,035,286        28,878,167
                                                   -----------       -----------
              Total assets                          29,532,039        30,458,416
                                                   ===========       ===========
    Current liabilities                              1,962,996         2,610,503
    Noncurrent liabilities                             765,561         1,000,260
              Total liabilities                      2,728,557         3,610,763
                                                   ----------        -----------
              Total net assets                     $26,803,482       $26,847,653
                                                   ===========       ===========


Net assets of discontinued operations at March 31, 1997 and December 31, 1996 excludes cash and cash equivalents and accounts receivable which will be retained by the Company. Additionally, Senior Subordinated Notes, the related deferred loan origination costs and accrued interest payable have been excluded from the net assets of the discontinued operations as the Senior Subordinated Notes will not be assumed by the buyers of the discontinued operations.

3. Long-Term Debt

In connection with the WPBF-TV merger transaction discussed above, the Company was released from its unconditional guarantee of Whitehead Media, Inc.'s ("Whitehead") third party financing by Banque Paribas of Whitehead's acquisitions of WTVX-TV, WOAC-TV and WNGM-TV. The Company operates these stations pursuant to time brokerage agreements and as a result of the third party financing provided to Whitehead, has an option to purchase each of these stations, which options to purchase would otherwise be prohibited under FCC rules and regulations as each of such stations serves a market in which the Company owns another television station serving the same market. During February and March 1997, the Company contracted to sell its interests in these stations as discussed elsewhere herein.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since its inception in 1991, the Company has grown primarily through the acquisition or management of radio and television broadcast stations and radio networks, as well as the subsequent improvement of these properties' operations. Certain of the Company's radio and television stations were and continue to be operated pursuant to time brokerage agreements for various periods. Under time brokerage agreements, the stations' operating revenues and expenses are controlled by the Company and are included in the consolidated statements of operations. The Company operates three business segments: (1) inTV, a nationwide network of owned, operated or affiliated television stations carrying its proprietary network, which broadcasts long form paid programming consisting primarily of infomercials; (2) Paxson Radio, consisting of radio broadcasting stations, radio news and sports networks and billboard operations; and (3) Paxson Network-Affiliated Television, consisting of network-affiliated television broadcasting stations in West Palm Beach, Florida. As a result of the agreements entered into in February and March 1997 to sell WPBF-TV and WTVX-TV, the Paxson Network Affiliated Television segment has been classified as discontinued operations for financial reporting purposes. See Note 2 - of the Notes to Consolidated Financial Statements incorporated by reference herein.

The Company's operating results throughout the periods discussed have been affected significantly by the timing and mix of radio, television and inTV acquisitions. Operating revenues are derived from the sale of advertising to local and national advertisers. The Company's primary operating expenses involved in owning and operating Paxson Radio are syndicated program rights fees, commissions on revenues, employee salaries, news gathering, promotion and administrative expenses. Comparatively, operation of an inTV station involves low operating expenses relative to traditional television station operation. The costs of operating an inTV station do not vary significantly with revenue, with the exception of costs associated with sales commissions and agency fees. As such, upon obtaining a certain level of revenue sufficient to cover fixed costs, additional revenue levels have a significant impact on the operating results of an individual inTV station.

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

The Company currently expects to continue acquiring additional stations which may have similar effects on the comparability of revenues, operating expenses, interest expense and operating cash flow as those described above. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair value of the Company's investments in broadcast properties and programming rights payable were based upon the net present value of applicable estimated future cash flows using a discounted rate approximating market rates. The fair values of the Company's long-term debt and the senior subordinated notes were estimated based on market rates and instruments with similar risks and maturities. The fair value estimates presented are based on pertinent information available to management as of March 31, 1997. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange and have not been comprehensively revalued for purposes of the Company's financial statements.

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

     This Report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes", "intends", "expects", or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's high level of indebtedness and the restrictions placed on the Company's businesses and operations by the terms of its indebtedness and its outstanding preferred stock, the risks relating to the comprehensive governmental regulation of the Company's business, including the restrictions on multiple broadcast property ownership, the broadcast licensing renewal requirements and the status of the Federal Communications Commission's "must carry" regulations, the risks of industry and economic conditions which could adversely affect the Company's business operations, and the other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The following table lists those inTV properties that the Company owns, operates or is affiliated with, and those properties which the Company has agreements to acquire or operate, as identified under "Announced inTV stations" below. (Television and cable households in thousands.)


                    NATIONAL                             STATION CABLE       CURRENT         TOTAL           CURRENT       TOTAL
                   TV MARKET               COMMENCEMENT   CARRIAGE AT     STATION CABLE   MARKET CABLE   STATION CABLE   MARKET TV
MARKET (1)            RANK   STATION      OF OPERATIONS  COMMENCEMENT(2)    CARRIAGE(3)    HOUSEHOLDS      CARRIAGE %(3) HOUSEHOLDS
------                ----   -------      -------------  ------------       --------       ----------      ----------    ----------
Owned or Operated
New York, NY            1    WHAI TV            3/96            626             785           4,663            16.8%        6,712
Los Angeles, CA         2    KZKI TV            5/95          1,453           2,445           3,049            80.2%        4,942
Philadelphia, PA        4    WTGI TV            2/95          1,225           1,644           2,015            81.6%        2,654
San Francisco, CA       5    KLXV TV            6/95            650           1,189           1,620            73.4%        2,279
Boston, MA              6    WGOT TV            5/95            604             949           1,665            57.0%        2,150
Boston, MA*             6    WHRC TV(5)         6/97              0               0           1,665             0.0%        2,150
Washington, D.C.        7    WSHE TV(6)(10)     10/96             0             118           1,301             9.1%        1,909
Dallas, TX              8    KINZ TV            12/96             0             634             954            66.5%        1,849
Atlanta, GA            10    WTLK TV            4/94            300             964           1,089            88.5%        1,625
Atlanta, GA*           10    WNGM TV(10)        4/96            182             247           1,089            22.7%        1,625
Houston, TX            11    KTFH TV            3/95            647             829             894            92.7%        1,595
Cleveland, OH          13    WAKC TV            3/96            560             708           1,001            70.7%        1,461
Cleveland, OH*         13    WOAC TV(10)        10/95           332             367           1,001            36.7%        1,461
Minneapolis, MN        14    KXLI TV            10/96           605             655             722            90.7%        1,428
Tampa, FL*             15    WFCT TV            8/94              0             975           1,014            96.2%        1,411
Miami, FL*             16    WCTD TV            4/94            396           1,009           1,009           100.0%        1,363
Phoenix, AZ            17    KWBF TV            3/96             23              26             694             3.7%        1,213
Phoenix, AZ            17    KAJW TV(4)(8)      7/97            n/a             n/a             694           n/a           1,213
Denver, CO             18    KUBD TV            8/95            430             474             725            65.4%        1,185
Sacramento, CA*        20    KCMY TV            7/95            624             640             711            90.0%        1,116
St. Louis, MO          21    WCEE TV            1/96             23              91             583            15.6%        1,110
Orlando, FL*           22    WIRB TV(5)         12/94           468             757             779            97.2%        1,022
Hartford, CT*          27    WTWS TV(5)         3/95            661             775             790            98.1%          916
Raleigh, NC*           29    WRMY TV(5)(6)      6/96              0             297             505            58.8%          815
Milwaukee, WI          31    WHKE TV            7/96            257             321             468            68.6%          787
Kansas City, MO        32    KINB TV            5/97            397             397             515            77.1%          787
Grand Rapids, MI*      37    WJUE TV(8)         9/96              0             299             404            74.0%          648
Oklahoma City, OK      43    KMNZ TV            10/96             0               0             367             0.0%          588
Greensboro, NC         46    WAAP TV            7/96            323             340             357            95.2%          568
Providence, RI         47    WOST TV(4)(7)      7/97              0               0             423             0.0%          558
Birmingham, AL *       51    WNAL TV            10/96            31              79             347            22.8%          526
Albany, NY             52    WOCD TV            5/96            251             272             368            73.9%          507
Dayton, OH             53    WTJC TV            10/95           298             312             349            89.4%          503
Little Rock, AR*       57    KVUT TV(4)(8)      7/97            n/a             n/a             298             n/a           480
Tulsa, OK*             58    KGLB TV(4)(8)      6/97              0               0             288             0.0%          461
Cedar Rapids, IA*      86    KTVC TV                            n/a             n/a             191             n/a           307
Puerto Rico            NR    WSJN TV            2/96            285             285             298            95.6%        1,064
Puerto Rico            NR    WKPV TV            2/96
Puerto Rico            NR    WJWN TV            2/96

      Total Owned or Operated(9)                             11,651          18,883          30,456            62.4%       46,538

Affiliates
Philadelphia, PA        4    WTVE TV            10/96           414             539           2,015            26.7%        2,654
Indianapolis, IN       25    WIIB TV            1/96            401             424             606            70.0%          939
Norfolk, VA            40    WJCB TV            8/95            343             399             467            85.4%          632
Fresno, CA             55    KGMC TV            1/96            179             164             265            61.9%          491
                                                             ------          ------          ------           -----        ------
                                                              1,336           1,526           3,353            45.5%        4,716
                                                             ------          ------          ------           -----        ------
      Total Owned, Operated and Affiliates(9)                12,574          20,409          31,794            64.6%       48,600
                                                             ======          ======          ======           =====        ======


Announced inTV Stations
New York, NY            1    WBIS TV                                                          4,663                         6,712
San Francisco           5    KWOK TV(4)(6)                                                    1,620                         2,279
Washington, D.C.        7    WVVI TV                                                          1,301                         1,909
Detroit, MI             9    WBSX TV                                                          1,174                         1,772
Seattle, WA            12    KBCB TV(4)                                                       1,071                         1,492
Pittsburgh, PA         19    Channel 40                                                         987                         1,149
Salt Lake City, UT     36    KOOG TV(4)                                                         372                           671
Buffalo, NY            39    WAQF TV(4)                                                         464                           633
West Palm Beach, FL    44    WHBI TV(4)(6)                                                      486                           587
Wilkes Barre, PA       49    WSWB TV(4)                                                         444                           553
Fresno, CA             55    KKAG TV                                                            265                           491
Green Bay, WI          70    WSCO TV                                                            216                           376
                                                                                             ------                        ------
      Total Announced inTV Stations(9)                                                        5,214                         7,233
                                                                                             ------                        ------

      Total inTV Network(9)                                                                  37,008                        55,833
                                                                                             ======                        ======

*        Operated or to be operated pursuant to a time brokerage agreement;
         except as noted, the Company has an option to acquire a 100% ownership interest.
(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
(2)      Cable households reached at commencement of station's operations.
         Source: A.C. Nielsen
(3) Cable households reached at 4/97, to be billed in 5/97, and as a percentage of the total market cable households. Source: A.C. Nielson
(4)      Station is currently under construction or not operating commercially.
(5)      No option to acquire any ownership.
(6)      Pending affiliate.
(7)      50% ownership interest.
(8)      49% ownership interest with remaining 51% to be acquired.
(9) Market Household totals do not double count markets where the Company has more than one station.
(10)     Under contract to sell.
NR       Not ranked.

The following table sets forth certain information about the radio stations the Company owns or has agreements to acquire:

                               National
                                Radio                                     Audience Share
                                Market                                   (persons 25 -54)(3)    Revenue (2)
Markets/Station (1)            Rank (5)  Format                                 1997           Share   Rank
------------------------------------------------------------------------------------------------------------
Miami/Ft. Lauderdale             11
WZTA-FM                                 Active Rock                             3.7%
WIOD-AM                                 Hot Talk                                2.7%
WLVE-FM                                 Smooth Jazz                             4.9%
WPLL-FM                                 Modern Adult Contemporary               2.5%
WINZ-AM                                 News/Talk                               1.3%
WFTL-AM                                 Hot Talk                                0.3%

                                                                               ----
      TOTAL MARKET                                                             15.4%           20.9%     1

Tampa/St. Petersburg             21
WSJT-FM                                 Smooth Jazz                             4.8%
WHPT-FM                                 Rock Alternative                        6.3%
WZTM-AM                                 Sports                                  1.3%
WHNZ-AM                                 News/Talk                               0.6%
WKES-FM (4)                             To Be Determined
                                                                               ----
      TOTAL MARKET                                                             13.0%           13.0%     3

Orlando                          38
WMGF-FM                                 Soft Adult Contemporary                 6.9%
WTKS-FM                                 Hot Talk                                6.8%
WJRR-FM                                 Active Rock                             3.4%
WSHE-FM                                 Modern AC                               3.2%
WQTM-AM                                 Sports                                  1.4%
WWNZ-AM                                 News/Talk                               0.5%
                                                                               ----
      TOTAL MARKET                                                             22.2%           28.2%     1

Jacksonville, FL                 53
WROO-FM                                 Country                                 6.9%
WFSJ-FM                                 Smooth  Jazz                            3.0%
WPLA-FM                                 Alternative                             2.8%
WNZS-AM                                 Sports                                  1.5%
WTLK-FM                                 Hot Talk                                0.8%
WZNZ-AM                                 News                                    0.1%
                                                                               ----
      TOTAL MARKET                                                             15.1%           16.5%     3

Pensacola, FL                   125
WYCL-FM                                 Gold                                    6.0%
WTKX-FM                                 Active Rock                             4.6%
                                                                               ----
      TOTAL MARKET                                                             10.6%           16.8%     3

Tallahassee, FL                 167
WTNT-FM                                 Country                                 9.2%
WSNI-FM                                 Gold                                    6.7%
WXSR-FM                                 Active Rock                             3.7%
WJZT-FM                                 Smooth Jazz                             2.1%
WNLS-AM                                 Sports                                  1.2%
                                                                               ----
      TOTAL MARKET (6)                                                         22.9%            n/r      1

Panama City, FL                 225
WPAP-FM                                 Country                                10.5%
WFSY-FM                                 Adult Contemporary                      8.8%
WSHF-FM                                 Modern Adult Contemporary               4.4%
WPBH-FM                                 Gold                                    3.5%
WDIZ-AM                                 Adult Standards                         n/r
                                                                               ----
      TOTAL MARKET (6)                                                         27.2%            n/r      1

Cookeville, TN                  N/C
WGSQ-FM                                 Country                                27.0%
WGIC-FM                                 Soft Adult Contemporary                14.9%
WPTN-AM                                 Talk                                    4.1%
WHUB-AM                                 Country                                 4.1%
                                                                               ----
      TOTAL MARKET(6)                                                          50.1%            n/r      1

Florida Keys                    N/C
WFKZ-FM                                 Hot Adult Contemporary                  n/c
WAVK-FM                                 Adult Contemporary                      n/c
WKRY-FM                                 Soft Adult Contemporary                 n/c
      TOTAL MARKET                                                                              n/r      1

(1) Each station is licensed by the FCC to serve a specific community within the market, which may differ from the listed market.
(2) Source: Miller, Kaplan Market Revenue Report, a monthly publication of Miller, Kaplan, Anase & Co., Certified Public Accountants ("Miller Kaplan").
(3) Adults 25-54 Monday-Sunday 6 AM-Midnight in radio market per Winter 1997 Arbitron Radio Market Reports, Fall 1996 for Pensacola and Tallahassee, Spring 1996 for Cookeville an Panama City.
(4)      Pending Acquisition.
(5)      Source: BIA's Radio Yearbook 1997.
(6)      Revenue shares not reported; rank based upon Company estimates.

n/c      Market not covered by Arbitron.
n/r      Revenue not independently reported.

Purchases of Broadcast Properties:

During January 1997, the Company completed its purchases of WSJN-TV, WKPV-TV, WJWN-TV, WPLL-FM (formerly WSHE-FM), WSRF-AM and WTKS-FM for aggregate cash consideration of $89,500,000.

During January 1997, the Company acquired a 49% interest in KAJW-TV for $5,400,000.

During February 1997, the Company exercised its option to acquire WHKE-TV from The Christian Network, Inc. ("CNI") for $100,000 plus forgiveness of related notes and interest receivable totaling approximately $3,900,000. The Company also purchased a 50% interest in WOST-TV for $1,000,000 less prior advances of $168,000.

During March 1997, the Company entered into an agreement to purchase WBSX-TV for $35,000,000.

During April 1997, the Company exercised its options and entered into agreements to purchase television stations WCTD-TV and WFCT-TV from CNI for $191,000 and $100,000, respectively, and forgiveness of outstanding loans aggregating approximately $1,120,000. As part of the purchase consideration for WCTD-TV, the Company will repay the remaining principal balance on a third party note payable with an outstanding balance of approximately $510,000 at March 31, 1997.

During April 1997, the Company entered into agreements to purchase television stations KKAG-TV, KTVC-TV, WAQF-TV, Channel 40 in Pittsburgh and WSCO-TV for $7,960,000, $5,000,000, $3,000,000, $35,000,000 and $4,750,000, respectively. On
May 3, 1997, the Company began operating KTVC-TV pursuant to a TBA pending completion of the acquisition.

During May 1997, the Company entered into an agreement to purchase WBIS-TV in New York City for $257,500,000. The Company intends to begin operating this station pursuant to a TBA on June 30, 1997.

Sales of Broadcast Properties:

During February 1997, the Company restructured its investment in WTWS-TV, as required by the FCC in connection with its prior acquisition of WHAI-TV, by selling WTWS-TV to Roberts Broadcasting in exchange for a $15,000,000 note receivable and entered into a five year time brokerage agreement to operate the station. The note bears interest at LIBOR plus 3.5%. Interest is payable monthly with principal payments commencing February 1998 and payable monthly in 84 equal installments. The Company expects to recognize a pre-tax gain on the sale of approximately $12,100,000 using the installment method.

During March 1997, the Company entered into agreements to sell its interests in television stations WOAC-TV and WNGM-TV, each of which is currently operated under time brokerage agreements with Whitehead, for aggregate consideration of $73,500,000, in separate agreements with the same buyer. To date, the Company has only received the required escrow deposit for the WOAC-TV sale. Accordingly, the Company may have to terminate the WNGM-TV contract and seek a new buyer. These stations operate in the Cleveland and Atlanta television markets where the Company owns and will continue to operate stations WAKC-TV and WTLK-TV, respectively.

During March 1997, the Company entered into an agreement to sell the assets of WSRF-AM in the Miami Radio market for aggregate consideration of approximately $500,000. The sales price includes $100,000 in cash with a note receivable for the remaining $400,000 bearing interest at 9.5% payable over 48 months in equal monthly payments of principal and interest commencing on the first day of the thirteenth month following the sale closing. The buyer began operating the station pursuant to a time brokerage agreement with the Company on May 1, 1997 pending the sale closing.

The Company has also entered into an agreement to restructure its investment in WSHE-TV (formerly WYVN-TV) pursuant to which DP Media, Inc. ("DP Media") will acquire WSHE-TV for $2,470,000 in the form of a promissory note. The note bears interest at 8.25% payable monthly with the entire principal due twenty four months from the date of close. The Company plans to operate the station pursuant to an affiliation agreement.

Other:

The Company, DP Media and Roberts Broadcasting have entered into agreements whereby the Company will loan DP Media approximately $10,000,000 (of which approximately $7,500,000, to be assumed by DP Media, has been advanced to Roberts Broadcasting as of March 31, 1997 and has been recorded as investments in broadcast properties), allowing DP Media to purchase a 100% ownership interest in WRMY-TV. The Company plans to operate the station pursuant to an affiliation agreement.

The Company has amended its agreements with Roberts Broadcasting for KZAR-TV, Salt Lake City, Utah, to terminate its option to acquire 50% of this station. In addition, Roberts Broadcasting has agreed to apply a portion of the proceeds from its sale of WRMY-TV to DP Media to repay the Company substantially all of the amounts advanced to Roberts Broadcasting as loans or option payments in respect of KZAR-TV.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                            STATEMENTS OF OPERATIONS

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                            1997          1996
                                                            ----          ----
Revenues                                                   100.0%        100.0%
Operating Expenses:
  Direct                                                    23.1          22.0
  Programming                                               13.6          11.5
  Sales and promotion                                        7.6           7.9
  Technical                                                  7.1           5.0
  General and administrative                                24.4          21.8
  Trade and barter                                           1.5           1.9
  Time brokerage agreement fees                              2.9           1.7
  Sport rights fees                                          1.8           2.8
  Option plan compensation                                   2.4           6.4
  Depreciation and amortization                             18.5          17.9
                                                           -----         -----
 Total operating expenses                                  102.9          98.9
                                                           -----         -----

Operating income (loss)                                     (2.9)          1.1

Other income (expense):
  Interest expense                                         (20.3)        (28.0)
  Interest income                                            3.3           3.0
  Other income, net                                          0.2           0.2
                                                           -----         -----

Loss from continuing operations                            (19.7)        (23.7)
Income (loss) from discontinued operations                   0.1          (0.3)
                                                           -----         -----
Net loss                                                   (19.6)        (24.0)
                                                           =====         =====

The following sets forth, for the periods indicated, selected information for the Company's business segments:

                                                    As of and for the three
                                                     months ended March 31,
                                                    -----------------------
                                                    1997               1996
                                                    ----               ----
INTV
Total revenue                                  $  18,524,655      $  12,715,920
Operating expenses, less
 depreciation, amortization
 and option plan compensation                     11,534,015          6,633,622
Depreciation and amortization                      3,746,655          2,070,930
Option plan compensation                              89,961              3,563
                                               -------------      -------------
Operating income                               $   3,154,024      $   4,007,805
                                               =============      =============
Operating cash flow                            $   8,002,000      $   6,525,000
                                               =============      =============
Total identifiable assets                      $ 275,533,858      $ 156,675,990
                                               =============      =============
Capital expenditures                           $   8,754,303      $   1,520,666
                                               =============      =============

PAXSON RADIO
Total revenue                                  $  24,138,555      $  14,535,690
Operating expenses, less
 depreciation, amortization
 and option plan compensation                     20,395,808         12,115,096
Depreciation and amortization                      3,902,415          2,589,026
Option plan compensation                             313,466             33,404
                                               -------------      -------------
Operating loss                                 $    (473,134)     $    (201,836)
                                               =============      =============
Operating cash flow                            $   3,780,000      $   2,346,000
                                               =============      =============
Total identifiable assets                      $ 231,454,329      $  68,510,770
                                               =============      =============
Capital expenditures                           $   2,694,722      $     743,357
                                               =============      =============

PAXSON NETWORK-AFFILIATED TELEVISION
Total revenue                                  $          --      $          --
Operating expenses, less
 depreciation, amortization
 and option plan compensation                             --                 --
Depreciation and amortization                             --                 --
Option plan compensation                                  --                 --
                                               -------------      -------------
Operating income                               $          --      $          --
                                               =============      =============
Operating cash flow                            $          --      $          --
                                               =============      =============
Total identifiable assets                      $  39,363,643      $  37,351,207
                                               =============      =============
Capital expenditures                           $     149,560      $     119,941
                                               =============      =============

CORPORATE AND OTHER
Total revenue                                  $     412,685      $     336,489
Operating expenses, less
 depreciation, amortization
 and option plan compensation                      3,406,768          1,853,000
Depreciation and amortization                        333,075            264,795
Option plan compensation                             624,044          1,721,401
                                               -------------      -------------
Operating loss                                 $  (3,951,202)     $  (3,502,707)
                                               =============      =============
Operating cash flow                            $  (2,994,000)     $  (1,517,000)
                                               =============      =============
Total identifiable assets                      $  87,986,228      $  51,438,115
                                               =============      =============
Capital expenditures                           $     507,821      $     255,419
                                               =============      =============

CONSOLIDATED
Total revenue                                  $  43,075,895      $  27,588,099
Operating expenses, less
 depreciation, amortization
 and option plan compensation                     35,336,591         20,601,718
Depreciation and amortization                      7,982,145          4,924,751
Option plan compensation                           1,027,471          1,758,368
                                               -------------      -------------
Operating (loss) income                        $  (1,270,312)     $     303,262
                                               =============      =============
Operating cash flow                            $   8,788,000      $   7,354,000
                                               =============      =============
Total identifiable assets                      $ 634,338,056      $ 313,976,082
                                               =============      =============
Capital expenditures                           $  12,106,406      $   2,639,383
                                               =============      =============


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

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Consolidated revenues for the three months ended March 31, 1997 increased 56% (or $15.5 million) to $43.1 million from $27.6 million for the three months ended March 31, 1996. This increase was primarily due to new television station acquisitions and time brokerage operations ($5.0 million), new radio stations ($8.3 million) and increased revenues from existing television stations ($0.8 million) and radio stations ($1.5 million).

Operating expenses for the three months ended March 31, 1997 increased 62% (or $17.0 million) to $44.3 million from $27.3 million for the three months ended March 31, 1996. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($3.9 million), other non-direct costs of operating new television stations ($2.9 million) and radio stations ($5.2 million), higher depreciation and amortization primarily related to assets acquired ($3.1 million), and increased time brokerage agreement fees ($0.8 million).

Operating cash flow for the three months ended March 31, 1997 increased 19% (or $1.4 million) to $8.8 million, from $7.4 million for the three months ended March 31, 1996. The increase in operating cash flow was primarily a result of television station acquisitions and time brokerage operations ($0.9 million), new radio stations ($0.6 million) and improved performance of existing television ($0.6 million) and radio stations ($0.8 million), all of which were partially offset by increased corporate overhead and other costs.

Interest expense for the three months ended March 31, 1997 increased to $8.7 million from $7.7 million for the three months ended March 31, 1996, an increase of 13% primarily due to a greater level of debt throughout the period and higher borrowing rates. As a result of acquisitions, at March 31, 1997, total long-term debt and senior subordinated notes were $311.6 million, compared with the balance of $257.9 million outstanding a year prior.

Interest income for the three months ended March 31, 1997 increased to $1.4 million from $0.8 million, primarily due to greater levels of cash and cash equivalents invested throughout the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1997 and December 31, 1996 was $47.7 million and $76.2 million, respectively, and the ratio of current assets to current liabilities was 2.75:1 and 4.88:1 on such dates, respectively. Working capital decreased primarily due to the acquisitions previously discussed and the greater accrued interest payable.

Cash provided by operations of $8.6 million and $9.2 million for the three months ended March 31, 1997 and 1996, respectively, reflects the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense and increases in other assets. Cash used for investing activities primarily reflects the acquisitions and investments discussed above, and purchases of equipment for these and existing properties. Cash provided by financing activities primarily reflects the proceeds from the long term debt borrowings net of debt repayments. In addition, the Company has advanced $550,000 to CNI during the three months ended March 31, 1997 under a demand note bearing interest at the prime rate (currently 8.50%). At March 31, 1997 the Company had total advances to CNI outstanding of approximately $3,543,000 million, which has been included in investments in broadcast properties. Non-cash activity relates to option plan compensation, reciprocal trade and barter advertising revenue and expense and accretion of discount on senior subordinated notes, as well as dividends and accretion on the redeemable preferred stock. The sale of WTWS-TV discussed elsewhere herein was a non cash transaction and accordingly, the statement of cash flows does not reflect the increase in investments in broadcast properties of $15 million for the note receivable from the sale, the sale of property and equipment of approximately $2.5 million, the accrual of transaction expenses of $0.4 million or the deferred gain on sale of broadcast property of approximately $12.1 million.

The Company's primary capital requirements are for the acquisition of broadcasting properties and related capital expenditures and interest and principal payments on indebtedness. The Company's outstanding senior subordinated notes require semi-annual interest payments at a fixed rate. The Company presently has $80 million of outstanding borrowings under its $200 million senior secured revolving credit facility ("Senior Facility"). Borrowings under the Senior Facility bear interest at floating rates and require interest payments on varying dates, but at least quarterly, depending on the interest rate option selected by the Company.

The Company believes that it will require additional financing to complete the acquisitions discussed below (including the expected capital expenditures associated therewith), and to meet its anticipated short term and long term working capital requirements for its existing properties. The timing and amount of additional financing needs will depend, among other things, upon the completion and timing of the completion of the television station sales previously discussed, the amount of net proceeds to the Company from the television station sales (estimated to be $150 million after repayment of associated indebtedness and transaction expenses and prior to payment of taxes), whether the Company completes a sale of its billboard operations and the timing and net proceeds thereof, the timing of closings of pending acquisitions (which are dependent upon the satisfaction of closing conditions, some of which are beyond the control of the Company), and the amount of borrowing capacity available to the Company under the Senior Facility. While the Company currently has maximum additional borrowing capacity of $120 million under its Senior Facility, the amount actually available to the Company for borrowing is subject to covenant compliance, including limitations on indebtedness and other financial ratios. The Company has recently obtained an amendment to these covenant borrowing limitations and as of March 31, 1997, based upon these amended covenants, had approximately $50 million of additional borrowing capacity under the amended Senior Facility. The amount available for borrowing under the Senior Facility will be affected by changes in the Company's cash flow position, including cash flow generated by acquired stations and cash flow reductions from station sales. The anticipated proceeds of the asset sales previously discussed and the available borrowings under the Company's Senior Facility will not be adequate to fund the Company's commitments for pending acquisitions. The Company is therefore considering additional sources of financing, including public and private sales of equity and debt securities. The Company has discussed financing sources with potential underwriters and, based on those discussions and the receipt of a "highly confident letter", management believes that sufficient funds can be secured. There can be no assurance that the Company will be able to obtain additional financing which could adversely affect the Company's ability to complete such acquisitions.

The Company will require additional financing to enable it to continue its acquisition strategy and to fund capital expenditures on existing and acquired properties. The failure to raise funds necessary to finance the Company's future cash requirements could adversely affect the Company's ability to pursue its business strategy. In addition, should the Company suffer a significant impairment to its cash flow from operations due to the occurrence of one or more adverse events, the Company could have insufficient resources to repay indebtedness under the Senior Facility or the senior subordinated notes when due or to make required payments on its preferred stock.

ACQUISITION COMMITMENTS

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

Property                            Market Served  *                    Purchase Price
--------------------------------------------------------------------------------------
inTV:
WBIS-TV                             New York City, NY (1)                $257,500,000
WVVI-TV                             Washington, DC (2)                   $ 40,000,000
WBSX-TV                             Detroit, MI                          $ 35,000,000
Channel 40                          Pittsburgh, PA                       $ 35,000,000
KCMY-TV                             Sacramento, CA (3)                   $ 17,000,000
KINB-TV                             Kansas City, MO (4)                  $ 16,400,000
WHRC-TV                             Boston, MA                           $ 15,000,000
WNAL-TV                             Birmingham, AL (5)                   $ 10,000,000
KBCB-TV                             Seattle, WA                          $  8,000,000
KKAG-TV                             Fresno, CA                           $  7,960,000
KOOG-TV                             Salt Lake City, UT                   $  7,500,000
WHBI-TV                             West Palm Beach, FL (6)              $  7,000,000
KAJW-TV                             Phoenix, AZ (7)                      $  6,600,000
WSWB-TV                             Wilkes-Barre, Scranton, PA           $  6,160,000
KTVC-TV                             Cedar Rapids, IA (8)                 $  5,000,000
WSCO-TV                             Green Bay, WI                        $  4,750,000
KWOK-TV                             San Francisco, CA (6)                $  4,500,000
WOST-TV                             Providence, RI (9)                   $  3,000,000
WAQF-TV                             Buffalo, NY (10)                     $  3,000,000
WRMY-TV                             Raleigh, Durham, NC                  $  2,500,000
KVUT-TV                             Little Rock, AR (11)                 $  2,500,000
WFCT-TV, WCTD-TV                    Tampa and Miami, FL                  $    801,000
WJUE-TV                             Grand Rapids, MI (12)                $    500,000
KGLB-TV                             Tulsa, OK (7)                        $    421,000

Paxson Radio:
WKES-FM                             Tampa, FL                            $ 35,323,000
WFKZ-FM                             Plantation Key, FL (13)              $  3,500,000
WAVK-FM                             Marathon, FL
WKRY-FM                             Key West, FL

 * Each station is licensed by the FCC to serve a specific community, which is included in the listed market.

(1)      The purchase price includes $7,500,000 of Class A Common Stock.

(2)      The purchase price includes $10,000,000 of Class A Common Stock.

(3) The Company has loaned an aggregate of $8,500,000 to KCMY-TV and began operating the station pursuant to a time brokerage agreement on October 1, 1996, pending completion of the acquisition of the station. The loan will be applied to the purchase price at the date of closing.

(4)      The Company completed the purchase on April 25, 1997.

(5) In September 1996, the Company loaned $8,000,000 to WNAL-TV and began operating the station pursuant to a time brokerage agreement pending completion of the acquisition of the station. The loan amount of $8,000,000 will be applied to the purchase price at the date of closing.

(6) The Company has committed to loan up to $7,000,000 and $4,500,000 to Cocola Broadcasting ("Cocola") to finance the construction and acquisition of stations WHBI-TV and KWOK-TV, respectively. At March 31, 1997, the Company had advanced approximately $3,250,000 to Cocola. The Company plans to provide programming for the stations pursuant to affiliation agreements upon Cocola's acquisitions and commencement of operations.

(7) The Company has acquired a 49% interest in this property; commitment represents purchase price for the remaining 51%.

(8) On May 3, 1997, the Company began operating the station pursuant to a TBA. The purchase price reflects cash portion only and does not include 600,000 shares of Class A Common Stock consideration.

(9) The Company has acquired a 50% ownership interest for $1,000,000 and has committed to loan up to $3 million for capital improvements and relocation of the station's tower. The station is currently being relocated.

(10) Includes the purchase of two low power television stations, W69CS and W63BM.

(11) Station is currently under construction. The Company purchased a 49% interest during 1996 with an option to acquire the remaining 51%.

(12) The Company has a 49% interest in the property and has entered into a contract to acquire the remaining 51% for approximately $1,250,000 plus forgiveness of amounts advanced to date. At March 31, 1997, the Company had advanced approximately $1,450,000.

(13)     The Company completed the purchase on May 7, 1997.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

Exhibit No.       Description

3.1.1             Certificate of Incorporation of the Company**

3.1.2 The Company's Certificate of Designations of the Company's Junior Cumulative Compounding Redeemable Preferred Stock**

3.1.3 The Company's Certificate of Designations of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock ****

3.1.4             Bylaws of the Company***

4.1               Form of Stock Certificate of Class A Common Stock*

4.2 Second amendment, dated May 2, 1997, with respect to the Amended and Restated Credit Agreement, dated as of November 19, 1996, among Paxson Communications Corporation, the Lenders named therein and Union Bank of California, N.A., as Agent

10.158 Loan agreement, dated March 26, 1996, by and between Paxson Communications Corporation and Cocola Media Corporation of San Francisco for television station KWOK-TV, Novato, California

10.159 Asset purchase agreement, dated April 1, 1997, by and between Paxson Communications Corporation and The Kralowec Children's Family Trust and KKAK-TV, Inc. for television station KKAG(TV), Porterville, California

10.160 Asset purchase agreement, dated May 5, 1997, by and among Paxson Communications of Cedar Rapids-48, Inc., Fant Broadcasting Company of Iowa, Inc. and Paxson Communications Corporation for television station KTVC-TV, Cedar Rapids, Iowa

10.161 Asset purchase agreement, dated April 15, 1997, by and among Paxson Communications of Buffalo-51, Inc., Fant Broadcasting of New York, L.L.C., Anthony Fant and Paxson Communications Corporation for television station WAQF-TV

10.162 Assignment and acceptance agreement, dated April 18, 1997, among WQED Pittsburgh and Paxson Communications of Pittsburgh-40, Inc.

10.163 Merger agreement, dated as of April 29, 1997 among WPBF Merger, Inc. and WPBF License, Inc. and Paxson Communications of West Palm Beach-25, Inc. and Paxson West Palm Beach License, Inc. *****

10.163.1 Paxson Communications of West Palm Beach - 25, Inc. and Paxson West Palm Beach License, Inc. Subordinated Promissory Note, dated April 29, 1997 *****

10.163.2 Time brokerage agreement, dated April 29, 1997 by and between Paxson Communications of West Palm Beach - 25, Inc., and Paxson West Palm Beach License, Inc., and Paxson Communications of Florida, Inc. *****

10.164 Asset purchase agreement, dated April 22, 1997, by and between Paxson Communications of Miami-35, Inc. and Channel 35 of Miami, Inc.

10.165 Asset purchase agreement, dated April 22, 1997, by and between Paxson Communications of Tampa-66, Inc. and Channel 66 of Tampa, Inc.

10.166 Asset purchase agreement, dated April 30, 1997, by and between Paxson Communications of Green Bay-14, Inc and VCY America, Inc. for television station WSCO(TV), Green Bay, Wisconsin

10.167 Asset purchase agreement, dated May 12, 1997, by and between The Company, Paxson Communications of New York City, ITT-Dow Jones Television, ITT Corporation, and Dow Jones & Company for television station WBIS(TV), New York City, New York

10.167.1 Time brokerage agreement, dated May, 1997, by and between ITT-Dow Jones Television and Paxson Communications of New York-31, Inc. for Television Station WBIS(TV), New York City, New York

27                Financial Data Schedule (for SEC use only)

------------------
* Filed with the Company's Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416 and incorporated herein by reference.

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

*****             Filed with the Company's Form 8-K, dated April 29, 1997, under
                  Item 7. Financial Statements and Exhibits and incorporated herein by reference.


(b)  Reports on Form 8-K.

The Company filed a Form 8-K, dated January 10, 1997, under Item 2, Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits in connection with the acquisition of the Fort Lauderdale Radio Stations, WPLL-FM (formerly WSHE-FM) and WSRF-AM.

                        PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PAXSON COMMUNICATIONS CORPORATION



Date: May 15, 1997                       By: /s/ James B. Bocock
                                             -----------------------------------
                                             James B. Bocock
                                             President, Chief Operating
                                             Officer, Director







Date: May 15, 1997                       By: /s/ Arthur D. Tek
                                             -----------------------------------
                                             Arthur D. Tek
                                             Vice President, Chief
                                             Financial Officer, Director