Form 10-Q
period 1997-06-30
PAXSON COMMUNICATIONS CORP
filed 1997-08-14
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       June 30, 1997
                                    ------------------------------
      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________

      Commission File Number 1-13452

                 PAXSON COMMUNICATIONS CORPORATION
      --------------------------------------------
      (Exact name of registrant as specified in its charter)

                   DELAWARE                                59-3212788
      -------------------------------               ------------------------
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)               Identification No.)

      601 CLEARWATER PARK ROAD
      WEST PALM BEACH, FLORIDA                             33401
      -------------------------------            ---------------------------
      (Address of principal executive offices)   (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (561) 659-4122
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

YES    X       NO
    -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1997:

       CLASS OF STOCK                                     NUMBER OF SHARES
---------------------------                            -----------------------
COMMON STOCK-CLASS A, $0.001
PAR VALUE PER SHARE     ---------------------               49,604,750
COMMON STOCK-CLASS B, $0.001
PAR VALUE PER SHARE    ----------------------                8,311,639

PAXSON COMMUNICATIONS CORPORATION

INDEX

                                                                          Page
                                                                          ----
Part I -        Financial Information

         Item 1.  Financial Statements
                  --------------------

                  Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996                      3

                  Consolidated Statements of Operations
                  Six Months Ended June 30, 1997 and 1996                  4

                  Consolidated Statements of Operations
                  Three Months Ended June 30, 1997 and 1996                5

                  Consolidated Statements of Changes in
                  Common Stockholders' Equity                              6

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1996                  7-8

                  Notes to Consolidated Financial Statements               9-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12-20

Part II -         Other Information

         Item 1.  Legal Proceedings                                        21

         Item 4.  Submission of Matters to a Vote of Security Holders      21

         Item 6.  Exhibits and Reports on Form 8-K                         21-22

         Signatures                                                        23

PAXSON COMMUNICATIONS CORPORATION

Consolidated Balance Sheets

                                                                June 30,        December 31,
                                                                  1997              1996
                                                              -------------    -------------
ASSETS                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                   $  35,270,986    $  61,748,788
  Accounts receivable, less allowance for doubtful
   accounts of $1,234,648 and $1,576,593 respectively            27,769,670       29,860,998
  Note receivable from related party                             10,000,000             --
  Prepaid expenses and other current assets                       4,026,706        2,713,565
  Current program rights                                            697,235        1,512,019
                                                              -------------    -------------

       Total current assets                                      77,764,597       95,835,370

Property and equipment, net                                     149,668,039      144,415,412
Intangible assets, net                                          319,788,909      220,409,421
Investments in broadcast properties                              93,560,555       53,297,022
Program rights, net                                                 491,307        1,075,536
Other assets, net                                                59,115,445       28,149,699
                                                              -------------    -------------

       Total assets                                           $ 700,388,852    $ 543,182,460
                                                              =============    =============

LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS'
EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                    $  15,693,028    $  10,676,692
  Accrued interest                                                8,077,327        6,684,373
  Current portion of program rights payable                         812,878        1,628,959
  Current portion of long-term debt                                 650,969          644,509
                                                              -------------    -------------
       Total current liabilities                                 25,234,202       19,634,533

Program rights payable                                              381,211        1,000,260
Deferred gain                                                    12,100,000             --
Long-term debt                                                  108,052,762        3,407,688
Senior subordinated notes, net                                  227,799,903      227,655,096
Redeemable Cumulative Compounding Junior preferred
   stock, $0.001 par value; 12% dividend rate per annum,
   33,000 shares authorized, issued and outstanding              39,620,366       36,780,496
Redeemable Exchangeable Preferred stock, $0.001 par value;
  12.5% dividend rate per annum, 440,000 shares authorized,
  150,000 shares issued and outstanding                         157,737,583      147,929,150

Class A common stock, $0.001 par value; one vote per share;
 150,000,000 shares authorized, 42,621,629 shares issued
 and outstanding                                                     42,621           40,442
Class B common stock, $0.001 par value; ten votes per
  share, 35,000,000 shares authorized, 8,311,639 shares
  issued and outstanding                                              8,312            8,312
Class C common stock, $0.001 par value; non-voting;
  12,500,000 shares authorized, 0 shares issued and
  outstanding                                                          --               --
Class A & B common stock warrants                                 6,862,647        6,862,647
Class C common stock warrants                                          --          2,335,528
Stock subscription notes receivable                              (2,813,250)      (1,873,139)
Additional paid-in capital                                      212,969,799      209,621,241
Deferred option plan compensation                                (5,147,429)      (6,397,916)
Accumulated deficit                                             (82,459,875)    (103,821,878)
                                                              -------------    -------------
Commitments and contingencies

       Total liabilities, redeemable securities and
         common stockholders' equity                          $ 700,388,852    $ 543,182,460
                                                              =============    =============


                The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

                                                                    For the Six Months
                                                                      Ended June 30,
                                                               ----------------------------
                                                                   1997             1996
                                                               ------------    ------------
                                                                       (Unaudited)
 Revenue:
   Local and national advertising                              $ 36,344,260    $ 27,068,544
   Other                                                          1,079,164         878,946
   Trade and barter                                                  50,915          99,561
                                                               ------------    ------------
     Total revenue                                               37,474,339      28,047,051

 Operating expenses:
   Direct                                                         6,716,577       4,572,686
   Programming                                                    1,962,192       1,048,609
   Sales and promotion                                            1,595,906       1,481,821
   Technical                                                      4,065,445       1,774,248
   General and administrative                                    11,970,586       8,428,075
   Trade and barter                                                  51,743           1,849
   Time brokerage agreement fees                                  2,400,695       1,240,911
   Option plan compensation                                       1,431,837       2,037,666
   Depreciation and amortization                                  8,933,749       4,971,998
                                                               ------------    ------------
 Total operating expenses                                        39,128,730      25,557,863
                                                               ------------    ------------

 Operating (loss) income                                         (1,654,391)      2,489,188

 Other income (expense):
   Interest expense                                             (17,931,024)    (15,047,085)
   Interest income                                                2,693,274       4,033,464
   Other expense, net                                              (621,827)       (614,563)
                                                               ------------    ------------
 Loss from continuing operations                                (17,513,968)     (9,138,996)

 Discontinued operations:
  Income (loss) from discontinued operations, net of
    applicable income taxes                                        (631,186)      1,133,667
  Gain on sale, net of applicable income taxes                   52,204,780            --
                                                               ------------    ------------
 Income from discontinued operations                             51,573,594       1,133,667
                                                               ------------    ------------
 Net income (loss)                                               34,059,626      (8,005,329)

 Dividends and accretion on preferred stock and common stock
   warrants                                                     (12,697,623)     (7,414,034)
                                                               ------------    ------------
 Net income (loss) attributable to common stock and common
   stock equivalents                                           $ 21,362,003    $(15,419,363)
                                                               ============    ============
 Income (loss) per common share:
 Loss from continuing operations                               $      (0.31)   $      (0.23)
 Income from discontinued operations                                   0.92            0.03
                                                               ------------    ------------
 Net income (loss)                                                     0.61           (0.20)
 Dividends and accretion on preferred stock and
   common stock warrants                                              (0.23)          (0.18)
                                                               ------------    ------------
 Net income (loss) attributable to common stock and
   common stock equivalents                                    $       0.38    $      (0.38)
                                                               ============    ============
 Weighted average common stock and common stock equivalents
   outstanding                                                   56,017,672      40,566,865
                                                               ============    ============




                The accompanying Notes to Consolidated Financial
                Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

                                                                                    For the Three Months
                                                                                       Ended June 30,
                                                                               ----------------------------
                                                                                     1997          1996
                                                                               ------------    ------------
                                                                                        (Unaudited)
 Revenue:
   Local and national advertising                                              $ 17,920,364    $ 14,420,955
   Other                                                                            591,560         511,777
   Trade and barter                                                                  25,075          61,910
                                                                               ------------    ------------
     Total revenue                                                               18,536,999      14,994,642

 Operating expenses:
   Direct                                                                         3,378,818       2,461,996
   Programming                                                                      980,312         556,062
   Sales and promotion                                                              750,561         781,962
   Technical                                                                      2,029,279         994,257
   General and administrative                                                     5,616,193       4,504,936
   Trade and barter                                                                  39,583              --
   Time brokerage agreement fees                                                  1,375,191         762,364
   Option plan compensation                                                         717,832         312,702
   Depreciation and amortization                                                  4,854,019       2,636,273
                                                                               ------------    ------------
 Total operating expenses                                                        19,741,788      13,010,552
                                                                               ------------    ------------

 Operating (loss) income                                                         (1,204,789)      1,984,090

 Other income (expense):
   Interest expense                                                              (9,195,582)     (7,348,429)
   Interest income                                                                1,377,392       3,202,568
   Other expense, net                                                              (767,569)       (607,424)
                                                                               ------------    ------------
 Loss from continuing operations                                                 (9,790,548)     (2,769,195)

 Discontinued operations:
  Income from discontinued operations, net of applicable
   income taxes
                                                                                    104,390       1,382,526
  Gain on sale, net of applicable income taxes                                   52,204,780              --
                                                                               ------------    ------------
 Income from discontinued operations                                             52,309,170       1,382,526
                                                                               ------------    ------------
 Net income (loss)                                                               42,518,622      (1,386,669)

 Dividends and accretion on preferred stock and common stock
   warrants                                                                      (6,425,984)     (2,466,085)
                                                                               ------------    ------------
 Net income (loss) attributable to common stock and common stock equivalents

                                                                               $ 36,092,638    $ (3,852,754)
                                                                               ============    ============
 Income (loss) per common share:

 Loss from continuing operations                                               $      (0.17)   $      (0.06)
 Income from discontinued operations                                                   0.93            0.03
                                                                               ------------    ------------
 Net income (loss)                                                                     0.76           (0.03)
 Dividends and accretion on preferred stock and
   common stock warrants                                                              (0.11)          (0.05)
                                                                               ------------    ------------
 Net income (loss) attributable to common stock and
   common stock equivalents                                                    $       0.65    $      (0.08)
                                                                               ============    ============
 Weighted average common stock and common stock equivalents
   outstanding                                                                   56,188,787      46,570,794
                                                                               ============    ============




           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Changes in Common Stockholders' Equity

                                          Common  Stock                 ClassA&B         Class             Stock
                                                                         Common            C            Subscription
                                         Class    Class     Class        Stock        Common Stock         Notes
                                           A        B         C        Warrants        Warrants          Receivable
                                       ---------------------------------------------------------------------------
Balance at  December 31, 1995            26,227   $8,312   $--       $       --      $ 5,338,952       $  (115,714)
Release of Put option on Class A&B
  common stock warrants                                               9,116,399
Issuance of common stock, net of
  issuance costs                         10,300
Exercise of Class A,B&C common stock
  warrants                                3,623                      (2,253,752)      (3,003,424)
Stock issued for Todd Communications
  acquisition                               139
Deferred option plan compensation
Option plan compensation
Increase in stock subscription notes
  receivable                                                                                            (1,873,139)
Stock options exercised                     153
Repayment of stock subscription note
  receivable                                                                                               115,714
Dividends on redeemable preferred
  stock
Accretion on Senior redeemable
  preferred stock
Accretion on Series B preferred stock
Accretion on Junior preferred stock
Accretion on Redeemable Exchangeable
  preferred stock
Accretion on Class A & B common
  stock warrants
Net loss
                                        -------   ------   ---      -----------      -----------       -----------
Balance at December 31, 1996             40,442    8,312     -        6,862,647        2,335,528        (1,873,139)
Deferred option plan compensation
  (unaudited)
Option plan compensation (unaudited)
Exercise of Class C common stock
  warrants (unaudited)                    2,123                                       (2,335,528)
Stock options exercised (unaudited)          56
Increase in stock subscription
  receivable (unaudited)                                                                                  (940,111)
Dividends on redeemable
  preferred stock (unaudited)
Accretion on Junior preferred stock
  (unaudited)
Accretion on Redeemable Exchangeable
   preferred stock (unaudited)
Net loss (unaudited)
                                        -------   ------   ---      -----------      -----------       -----------
Balance at June 30, 1997 (unaudited)    $42,621   $8,312   $ -      $ 6,862,647      $         -       $(2,813,250)
                                        =======   ======   ===      ===========      ===========       ===========

                                         Additional          Deferred Option
                                          Paid-in                Plan              Accumulated
                                          Capital              Compensation          Deficit
                                         ------------------------------------------------------
Balance at  December 31, 1995           $ 34,342,086         $(1,384,267)         $(55,694,393)
Release of Put option on Class A&B
  common stock warrants
Issuance of common stock, net of
  issuance costs                         154,789,700
Exercise of Class A,B&C common stock
  warrants                                 5,253,548
Stock issued for Todd Communications
  acquisition                              1,534,967
Deferred option plan compensation         12,932,506         (12,932,506)
Option plan compensation                                       7,918,857
Increase in stock subscription notes
  receivable
Stock options exercised                      768,434
Repayment of stock subscription note
  receivable
Dividends on redeemable preferred
  stock                                                                             (13,223,227)
Accretion on Senior redeemable
  preferred stock                                                                    (1,805,599)
Accretion on Series B preferred stock                                                (3,418,615)
Accretion on Junior preferred stock                                                    (650,084)
Accretion on Redeemable Exchangeable
  preferred stock                                                                      (159,977)
Accretion on Class A & B common
  stock warrants                                                                     (2,651,082)
Net loss                                                                            (26,218,901)
                                        ------------         -----------           ------------
Balance at December 31, 1996             209,621,241          (6,397,916)          (103,821,878)
Deferred option plan compensation
  (unaudited)                                823,362            (823,362)
Option plan compensation (unaudited)                           2,073,849
Exercise of Class C common stock
  warrants (unaudited)                     2,333,390
Stock options exercised (unaudited)          191,806
Increase in stock subscription
  receivable (unaudited)
Dividends on redeemable
  preferred stock (unaudited)                                                       (12,029,325)
Accretion on Junior preferred stock                                                    (332,770)
  (unaudited)
Accretion on Redeemable Exchangeable
   preferred stock (unaudited)                                                         (335,528)
Net loss (unaudited)                                                                 34,059,626
                                        ------------         -----------          -------------
Balance at June 30, 1997 (unaudited)    $212,969,799         $(5,147,429)         $ (82,459,875)
                                        ============         ===========          =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows

                                                               For the Six Months
                                                                  Ended June 30,
                                                           ------------------------------
                                                             1997                1996
                                                           ---------        -------------
                                                                    (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                        $  34,059,626    $  (8,005,329)

  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                             18,090,587       11,736,929
    Option plan compensation                                   2,073,849        2,291,917
    Program rights amortization                                  603,277          721,802
    Provision for doubtful accounts                              789,636          427,256
    Loss on sale or disposal of assets                         1,342,012           13,651
    Gain on sale of television station                       (52,204,780)            --
    Changes in assets and liabilities:

      Decrease (increase) in accounts receivable               1,301,692       (2,055,044)
      Increase in prepaid expenses and other current
        assets                                                (1,391,823)      (1,516,165)
      Increase in other assets                                (3,999,847)      (1,863,879)
      Increase in accounts payable and accrued
        liabilities                                              310,833        1,806,130
      Increase (decrease) in accrued interest                  1,392,954         (202,292)
                                                           -------------    -------------
        Net cash provided by operating activities              2,368,016        3,354,976
                                                           -------------    -------------

Cash flows from investing activities:
  Acquisitions of broadcast properties                      (130,364,496)     (61,965,301)
  Increase in deposits on broadcast properties               (27,525,000)      (6,907,000)
  Increase in investments in broadcast properties            (25,263,534)     (17,695,363)
  Purchases of property and equipment                        (24,664,492)     (13,936,104)
  Deposits made on buildings and equipment                      (136,027)            --
  Proceeds from sale of television station                    75,000,000             --
  Proceeds from sale of fixed assets                             911,644          228,279
                                                           -------------    -------------
        Net cash used in investing activities               (132,041,905)    (100,275,489)
                                                           -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                       --        154,911,521
  Proceeds from long-term debt                               105,000,000       17,700,000
  Payments of long-term debt                                    (348,466)     (27,930,270)
  Proceeds from exercise of common stock options, net            191,862          465,893
  Increase in stock subscription notes receivable               (940,111)            --
  Repayments of stock subscription notes receivable                 --             98,214
  Payments for program rights                                   (707,198)        (818,706)
                                                           -------------    -------------
        Net cash provided by financing activities            103,196,087      144,426,652
                                                           -------------    -------------
(Decrease) increase in cash and cash equivalents             (26,477,802)      47,506,139
                                                           -------------    -------------

Cash and cash equivalents at beginning of period              61,748,788       68,070,990
                                                           -------------    -------------

Cash and cash equivalents at end of period                 $  35,270,986    $ 115,577,129
                                                           =============    =============



           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

                                                            For the Six Months
                                                              Ended June 30,
                                                        ------------------------
                                                            1997         1996
                                                        -----------   ----------
                                                               (Unaudited)
Supplemental disclosures of cash flow
information:

   Cash paid for interest                               $15,498,665   $14,478,551
                                                        ===========   ===========

   Cash paid for income taxes                           $         -   $         -
                                                        ===========   ===========

Non-cash operating and financing activities:
   Accretion of discount on senior subordinated notes   $   144,807   $   132,544
                                                        ===========   ===========

   Issuance of common stock for Todd Communications
     acquisition                                        $         -   $ 1,535,106
                                                        ===========   ===========

   Note payable incurred for WOCD-TV Acquisition        $         -   $ 1,650,000
                                                        ===========   ===========

   Dividends accreted on redeemable preferred stock     $12,029,325   $ 4,062,482
                                                        ===========   ===========

   Accretion on redeemable securities                   $   668,298   $ 3,351,552
                                                        ===========   ===========

   Trade and barter revenue                             $ 2,301,511   $ 1,767,993
                                                        ===========   ===========

   Trade and barter expense                             $ 2,257,659   $ 1,357,018
                                                        ===========   ===========



           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of June 30, 1997 and for the six and three month periods ended June 30, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1996. The composition of accounts has significantly changed since December 31, 1996 to reflect the operations of acquisitions discussed elsewhere herein and as a result of operations sold or to be sold as discussed below.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform with the 1997 presentation. These financial statements, footnotes, and discussions should be read in conjunction with the December 31, 1996 financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, the definitive proxy statement for the annual meeting of stockholders held May 2, 1997, and Forms 8-K dated January 10, 1997 and
April 29, 1997, all of which were filed with the United States Securities and Exchange Commission.

2. Discontinued Operations

On June 23, 1997, the Company announced that it entered into a letter of intent to sell its radio segment, including radio stations currently under acquisition contracts, to Clear Channel Communications, Inc. ("Clear Channel"), subject to, among other things, the negotiation and execution of definitive documentation and the receipt of various regulatory approvals. The Company and Clear Channel are currently negotiating definitive agreements to provide for the sale of substantially all of the radio segment. In order to comply with certain regulatory requirements, and other considerations, it is currently contemplated that the Company will retain ownership of a limited amount of assets included in the radio segment located in Miami, Tampa, West Palm Beach and Pensacola markets. The sale is being structured in part as a tax free exchange, permitting the Company to defer a portion of the gain on the radio sale for tax purposes. If a definitive agreement with Clear Channel is entered into, the radio segment sale would be expected to be consummated during the second half of 1997 after, among other things, receipt of all necessary Federal Communications Commission and other regulatory approvals. The Company does not anticipate an operating loss during the phase-out period of this segment. If a definitive agreement is not entered into with Clear Channel, the Company currently expects to discuss the potential sale of its radio segment with other potential buyers. Because of the decision to sell substantially all of the radio segment, the results of operations for Paxson Radio, net of applicable income tax, have been presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. There can be no assurance that an agreement will be reached with Clear Channel or that the Company will reach an agreement with another potential buyer on terms acceptable to the Company.

The Paxson Radio operations generated revenues of approximately $51,212,000 and $31,627,000, and $27,074,000 and $17,091,000, for the six and three month periods ended June 30, 1997 and 1996, respectively.

On February 19, 1997, the Company entered into a definitive agreement to sell its interests in WTVX-TV. In addition, on March 25, 1997, the Company entered into a definitive agreement to sell WPBF-TV. Because of the decision to sell both stations, the results of operations for the Paxson Network Affiliated Television operations, net of applicable income tax, have been reclassified and presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The assets comprising the Paxson Network Affiliated Television segment were sold as of July 31, 1997 for aggregate consideration of approximately $119 million. The sale of the Company's interest in WTVX-TV was consummated on July 31, 1997 and resulted in a pre-tax gain of approximately $13 million. The Company sold WPBF-TV as discussed in the following paragraphs. The Company did not experience an operating loss during the phase-out period of this segment.

Two wholly-owned subsidiaries of the Company owned and operated WPBF-TV, the West Palm Beach, Florida ABC Network affiliate. On March 27, 1997, such subsidiaries, Paxson Communications of West Palm Beach-25, Inc. ("WPBF-25") and Paxson West Palm Beach License, Inc. ("Palm Beach License" and together with WPBF-25, "WPBF Sellers"), entered into an asset purchase agreement (the "Asset Sale Agreement") with The Hearst Corporation ("Hearst") pursuant to which the subsidiaries agreed to sell substantially all of their assets relating to WPBF-TV to Hearst for $85 million.

On April 29, 1997, the Company transferred, by merger, its interests in WPBF Sellers to WPBF Exchange, Inc. ("WPBF Exchange"), for consideration payable to Paxson Communications of Florida, Inc., a wholly-owned subsidiary of the Company, of $85 million, consisting of $75 million cash and a subordinated promissory note (the "Note") in the principal amount of $10 million (collectively, the "Merger"). WPBF Exchange is controlled by Lowell W. Paxson ("Mr. Paxson"), the Chairman of the Board and Chief Executive Officer of the Company. WPBF Merger and WPBF License obtained a loan to finance the Merger from Banque Paribas. Neither the Company nor any of its Subsidiaries were liable for the repayment of such loan.

As a result of the Merger, the Company received a majority of the consideration payable in connection with the sale of WPBF-TV on April 29, 1997 rather than July 31, 1997. This sale resulted in a pre-tax gain to the Company of approximately $52 million. No tax effect has been included related to the WPBF-TV sale gain as the Company has sufficient net operating loss carryforwards for utilization to offset the taxable income generated by the gain on the sale of WPBF-TV in its entirety. The Company used approximately $52 million of such net operating loss carryforwards to offset the gain on the sale of WPBF-TV (and the Company has reversed a portion of its valuation allowance on its deferred tax asset related to the net operating losses to be used to offset such taxable gain) leaving approximately $11.8 million of net operating loss carryforwards remaining. Because the utilization of the net operating loss resulted from the gain on discontinued operations, the deferred tax benefit arising from the reversal of the valuation allowance has been included in the calculation of such gain. A portion of the net operating losses remaining, amounting to approximately $7.9 million, were acquired in the acquisition of The American Network Group, Inc. ("ANG") and are limited to annual utilization as a result of the change in ownership. The deferred tax assets associated with these net operating loss carryforwards have been fully reserved in the past as a result of prior uncertainty surrounding their recoverability. The Company anticipates utilizing the remaining non-ANG loss carryforwards to reduce the tax liability from the WTVX-TV sale gain in the third quarter of 1997. The deferred tax benefit arising from the reversal of the valuation allowance on the deferred tax asset resutling from such net operating losses will be included in the calculation of the gain on the sale of WTVX-TV when such gain is realized.

The Asset Sale Agreement between WPBF Sellers and Hearst was consummated on July 31, 1997. Upon consummation of this transaction, WPBF Sellers paid the $10 million note to the Company using proceeds from the asset sale. Mr. Paxson realized no direct financial benefit from this transaction.

The Paxson Network Affiliated Television operations generated revenues of approximately $10,779,000 and $9,696,000, and $5,495,000 and $5,156,000 for the
six and three month periods ended June 30, 1997 and 1996, respectively.

The components of net assets of discontinued operations (both Radio and Television) included in the consolidated balance sheets at June 30, 1997 and December 31, 1996, are as follows:

                                                     1997           1996
                                                     -----          ----

Current assets                                  $ 20,995,995   $ 23,017,001
Noncurrent assets                                237,313,241    180,194,830
                                                ------------   ------------
        Total assets                             258,309,236    203,211,831
                                                ============   ============
Current liabilities                                7,124,012      8,344,163
Noncurrent liabilities                               854,864      1,576,467
                                                ------------   ------------
           Total liabilities                       7,978,876      9,920,630
                                                ------------   ------------
           Total net assets                     $250,330,360   $193,291,201
                                                ============   ============


Net assets of discontinued operations at June 30, 1997 and December 31, 1996 excludes cash and cash equivalents and accounts receivable of Paxson Network Affiliated Television which will be retained by the Company. Additionally, Senior Subordinated Notes, the related deferred loan origination costs and accrued interest payable have been excluded from the net assets of the discontinued operations as the Senior Subordinated Notes will not be assumed by the buyers of the discontinued operations.

3. Common Stock Warrants

During the quarter ended June 30, 1997 2,123,243 Class C common stock warrants were exercised for approximately 2,123,047 shares of Class A common stock. At June 30, 1997 no Class C common stock warrants are outstanding.

In July 1997, the holders of the Company's Class A and B common stock warrants exercised 32.5083 warrants for 900,000 shares of Class A common stock. The Company has 65.6373 redeemable common stock warrants still outstanding which entitle the holders to purchase 1,363,883 Class A common shares and 454,627 Class B common shares.

4. Income (Loss) Per Share Data

Computations of the weighted average common stock and common stock equivalents outstanding are as follows:

         ....................      FOR THE SIX MONTHS          FOR THE THREE MONTHS
         ....................        ENDED JUNE 30,              ENDED JUNE 30,
                                   -------------------------   --------------------
         ....................        1997        1996              1997     1996
                                     ----        ----              ----     ----

Weighted average Class A and
Class B common stock outstanding    49,641,437   40,566,865     50,495,490   46,570,794

Weighted average of options
outstanding assumed exercised        2,385,100            *      2,550,147            *

Weighted average of common stock
warrants outstanding assumed
exercised                            3,991,135            *      3,143,150            *
                                    ----------   ----------     ----------   ----------

Weighted average common stock and
common stock equivalents
outstanding                         56,017,672   40,566,865     56,188,787   46,570,794
                                    ==========   ==========     ==========   ==========

* In accordance with Accounting Principles Board Opinion No.15, the Company does not present fully diluted EPS in the Consolidated Statements of Operations because the Company's common stock equivalents were anti-dilutive or resulted in a less than 3% dilution for the periods presented.

5. New Financial Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Standards ("SFAS") No.128, "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Statement is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computation.

In February 1997, the FASB adopted SFAS No.129, "Disclosure of Information about Capital Structure". The Statement establishes standards for disclosing information about an entity's capital structure. The Statement is effective for periods ending after December 15, 1997 and earlier application is not permitted. The adoption of SFAS No. 129 is not expected to affect the Company's capital structure disclosure.

In June 1997, the FASB adopted SFAS No.130, "Reporting Comprehensive Income". The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will not affect the Company's financial statements.

In June 1997, the FASB adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for the way that a public business enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to shareholders. The Statement is effective for periods beginning after December 31, 1997. Restatement of earlier periods provided for comparative purposes is required in the year of application. The adoption of SFAS No. 131 will not affect the Company's segment reporting disclosure.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since its inception in 1991, the Company has grown primarily through the acquisition or management of radio and television broadcast stations and radio networks, as well as the subsequent improvement of these properties' operations. Certain of the Company's television stations were and continue to be operated pursuant to time brokerage agreements for various periods. Under time brokerage agreements, the stations' operating revenues and expenses are controlled by the Company and are included in the consolidated statements of operations. The Company currently operates two business segments: (1)Paxson Television, a nationwide network of owned, operated or affiliated television stations carrying its proprietary network, which presently broadcasts long form paid programming consisting primarily of infomercials; and (2) The Travel Channel, a 24 hour per day cable television network dedicated to travel related programming acquired by the Company on July 11, 1997. Two other business segments, Paxson Radio and Paxson Network-Affiliated Television have been classified as discontinued operations for financial reporting purposes as a result of the Company's decision made during 1997 to sell these segments. See Note 2 of the Notes to Consolidated Financial Statements incorporated by reference herein.

The Company's operating results throughout the periods discussed have been affected significantly by the timing of television acquisitions and sales. Operating revenues are derived from the sale of advertising to local and national advertisers. The operation of these stations involves low operating expenses relative to traditional television station operation and does not vary significantly with revenue, with the exception of costs associated with sales commissions and agency fees. As such, upon obtaining a certain level of revenue sufficient to cover fixed costs, additional revenue levels have a significant impact on the operating results of an individual station.

The Company's past results are not necessarily indicative of future performance due to various risks and uncertainties which may significantly reduce revenues and increase operating expenses. For example, a reduction in expenditures by national or local television advertisers in the Company's markets may result in lower revenues. The Company may be unable to reduce expenses, including certain variable expenses, in an amount sufficient in the short term to offset lost revenues caused by poor market conditions. The broadcasting industry continues to undergo rapid technological change which may increase competition within the Company's markets as new delivery systems, such as direct broadcast satellite and computer networks, attract customers. The changing nature of audience tastes and viewing habits may affect the continued attractiveness of the Company's broadcasting stations to advertisers, upon whom the Company is dependent for its revenue. The concentration of the Company's assets in its television stations operations increases the Company's exposure to the above risks and uncertainties.

The Company currently expects to continue acquiring additional television stations which may have similar effects on the comparability of revenues, operating expenses, interest expense and operating cash flow as those described above. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair values of the Company's long-term debt and the senior subordinated notes were estimated based on market rates and instruments with similar risks and maturities. The fair value estimates presented are based on pertinent information available to management as of June 30, 1997. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange and have not been comprehensively revalued for purposes of the Company's financial statements.

The Company believes that its network of television stations comprise a valuable national television broadcasting distribution infrastructure, the value of which could potentially be greater if employed to air programming other than, or in addition to, the long form paid programming which is currently being aired. The Company is presently negotiating strategic alternatives with respect to these television stations, including the creation of a new television network in tandem with a major broadcast television network, Hollywood television and movie studio, television programming syndicator or cable network programmer, who would purchase time on and provide their programming to Paxson television. The Company has not entered into any binding agreements or commitments relating to a change in the use or character of its group of television stations.

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes", "intends", "expects" or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's high level of indebtedness and the restrictions placed on the Company's business and operations by the terms of its indebtedness and its outstanding preferred stock, the risks relating to the comprehensive governmental regulation of the Company's businesses, including the restrictions on multiple broadcast property ownership, the broadcast licensing renewal requirements, the risks of industry and economic conditions which could adversely affect the Company's business operations, the risk that the radio sale is not consummated and the other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The following table lists those television properties that the Company owns, operates or is affiliated with, and those properties which the Company has agreements to acquire or operate, as identified under "Announced TV Acquisitions" below. (Television and cable households in thousands.)

----------------------------------------------------------------------------------------------------------------------------
                    NATIONAL                                    STATION      CURRENT      TOTAL      CURRENT
                       TV                       COMMENCEMENT     CABLE       STATION     MARKET      STATION       TOTAL
                     MARKET                         OF        CARRIAGE AT     CABLE       CABLE       CABLE      MARKET TV
MARKET (1)            RANK    STATION      CH    OPERATIONS   COMMENCEMENT(2) CARRIAGE(3) HOUSEHOLDS CARRIAGE%(3)  HOUSEHOLDS
------                ----    -------      --    ----------   ------------   --------   ----------  ---------    ----------

OWNED OR OPERATED
New York, NY*           1     WPXN TV       31     7/97             4,141      4,170      4,663         89.4%        6,712
New York, NY            1     WHAI TV       43     3/96               626        790      4,663         16.9%        6,712
Los Angeles, CA         2     KZKI TV       30     5/95             1,453      2,457      3,049         80.6%        4,942
Philadelphia, PA        4     WTGI TV       61     2/95             1,225      1,689      2,015         83.8%        2,654
San Francisco, CA       5     KLXV TV       65     6/95               650      1,309      1,620         80.8%        2,279
Boston, MA              6     WGOT TV       60     5/95               604        997      1,665         59.9%        2,150
Boston, MA*             6     WHRC TV(5)    46     4/97                 0         30      1,665          1.8%        2,150
Washington, D.C.        7     WVVI TV       66     7/97               940        940      1,301         72.2%        1,909
Dallas, TX              8     KINZ TV       68    12/96                 0        667        954         69.9%        1,849
Atlanta, GA            10     WTLK TV       14     4/94               300        971      1,089         89.1%        1,625
Atlanta, GA*           10     WNGM TV       34     4/96               182        312      1,089         28.6%        1,625
Houston, TX            11     KTFH TV       49     3/95               647        845        894         94.5%        1,595
Cleveland, OH          13     WAKC TV       23     3/96               560        729      1,001         72.8%        1,461
Cleveland, OH*         13     WOAC TV(10)   67    10/95               332        369      1,001         36.8%        1,461
Minneapolis, MN        14     KXLI TV       41    10/96               605        664        722         92.0%        1,428
Tampa, FL*             15     WFCT TV       66     8/94                 0        968      1,014         95.5%        1,411
Miami, FL*             16     WCTD TV       35     4/94               396      1,014      1,014        100.0%        1,363
Phoenix, AZ            17     KWBF TV       13     3/96                23         26        694          3.8%        1,213
Phoenix, AZ            17     KAJW          51    12/97                 0          0        694          0.0%        1,213
                              TV(4)(8)
Denver, CO             18     KUBD TV       59     8/95               430        472        725         65.1%        1,185
Sacramento, CA*        20     KCMY TV       29     7/95               624        640        711         90.0%        1,116
St. Louis, MO          21     WCEE          13     1/96                23         67        583         11.4%        1,110
                              TV(6)(10)
Orlando, FL*           22     WIRB TV       56    12/94               468        757        779         97.2%        1,022
Hartford, CT*          27     WTWS TV(5)    26     3/95               661        778        790         98.5%          916
Milwaukee, WI          31     WHKE TV       55     7/96               257        329        468         70.3%          787
Kansas City, MO        32     KINB TV       50     5/97               397        397        515         77.1%          787
Salt Lake City, UT     36     KOOG TV       30     7/97               200        200        372         53.7%          671
Grand Rapids, MI       37     WILV          43     9/96                 0        303        404         74.9%          648
                              TV(6)(10)
Oklahoma City, OK      43     KMNZ TV       62    10/96                 0         94        367         25.6%          588
Greensboro, NC         46     WAAP TV       16     7/96               323        338        357         94.7%          568
Providence, RI         47     WOST          69    12/97                 0          0        423          0.0%          558
                              TV(4)(7)
Birmingham, AL*        51     WNAL TV       44    10/96                31         88        347         25.3%          526
Albany, NY             52     WOCD TV       55     5/96               251        272        368         74.0%          507
Dayton, OH             53     WTJC TV       26    10/95               298        310        349         88.9%          503
Fresno, CA*            55     KKAG TV       61     6/97               195        222        265         83.9%          491
Little Rock, AR*       57     KVUT          42     8/97                 0          0        298          0.0%          480
                              TV(4)(8)
Tulsa, OK*             58     KGLB TV(8)    44     7/97                 0          0        288          0.0%          461
Cedar Rapids, IA*      86     KTVC TV       48     5/97                 0          0        199          0.0%          307
San Sebastian, PR      NR     WJWN TV       38     2/96                 0          0          0          0.0%            0
Ponce, PR              NR     WKPV TV       20     2/96                 0          0          0          0.0%            0

San Juan, PR           NR     WSJN TV(11)   24     2/96               285        285        298         95.6%        1,064
                                                                      ---       ----       ----         ----         -----
---------------------------------------------------------------------------------------------------------------------------
TOTAL OWNED OR OPERATED(9)                                         17,127     24,496     30,602         80.0%       46,886
---------------------------------------------------------------------------------------------------------------------------

AFFILIATES

Philadelphia, PA        4     WTVE TV       51     10/96              414        644      2,015         32.0%        2,654
Washington, D.C.        7     WSHE TV       60     10/96                0        122      1,301          9.4%        1,909
Indianapolis, IN       25     WIIB TV       63     1/96               401        424        606         69.9%          939
Hartford, CT           27     WHCT TV       18     7/97                 0          0        790          0.0%          916
Raleigh, NC            29     WRMY TV       47     6/96                 0        313        505         61.9%          815
Norfolk, VA            40     WJCB TV       49     8/95               343        404        467         86.5%          632
Fresno, CA             55     KGMC TV       43     1/96               179        164        265         61.9%          491
                                                                     ----       ----       ----         -----         ----
TOTAL AFFILIATES                                                    1,336      2,070      5,949         34.8%        8,355
---------------------------------------------------------------------------------------------------------------------------
TOTAL OWNED, OPERATED AND AFFILIATES(9)                            18,050     26,566     32,180         82.6%       49,271
---------------------------------------------------------------------------------------------------------------------------

ANNOUNCED TV ACQUISITIONS

San Fransisco, CA       5     KWOK          68                                            1,620                      2,279
                              TV(4)(6)
Detroit, MI             9     WBSX TV       31                                            1,174                      1,772
Seattle, WA            12     KBCB TV(4)    24                                            1,071                      1,492
Pittsburgh, PA         19     Channel 40    40                                              987                      1,149
Nashville, TN          33     WKZX TV       28                                              483                        783
Buffalo, NY            39     WAQF TV(4)    51                                              464                        633
West Palm Beach, FL    44     WHBI TV       67                                              486                        587
Albuquerque, NM        48     Channel 14    14                                              327                        554
Wilkes Barre, PA       49     WSWB TV(4)    64                                              444                        553
Roanoke, VA            67     WEFC TV       38                                              255                        399
Honolulu, HI           69     KAPA TV(4)    66                                              331                        383
Green Bay, WI          70     WSCO TV       14                                              216                        376
Santa Barbara, CA      115    KADY TV       63                                              183                        214
                                                                                           ----                       ----
---------------------------------------------------------------------------------------------------------------------------
TOTAL ANNOUNCED TV STATIONS(9)                                                            6,238                      8,681
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
TOTAL TV NETWORK(9)                                                                      38,418                     57,952
---------------------------------------------------------------------------------------------------------------------------


*Operated or to be operated pursuant to a time brokerage agreement; except as noted, the Company has an agreement and/or option to acquire a 100% ownership interest.
(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
(2) Cable households reached at commencement of station's operations.
(3) Cable households reached at 7/97, to be billed in 8/97, and as a percentage of the total market cable households.
(4) Station is currently under construction or not operating commercially.
(5) No option to acquire.
(6) Pending affiliate.
(7) 50% ownership interest.
(8) 49% ownership interest with remaining 51% to be acquired.
(9) Market Household totals do not double count markets where the Company has more than one station.
(10)Under contract to sell.
(11)Includes the household numbers for the three markets in Puerto Rico.

Purchases of Broadcast Properties:

During May 1997, the Company completed its purchase of KINB-TV (formerly KYFC-TV) for cash consideration of $16,400,000 and also acquired a 50% interest in WOST-TV for cash consideration of $1,000,000.

During May 1997, the Company entered into agreements to purchase radio stations WKGR-FM, WOLL-FM, WBZT-AM and WEAT-AM serving the West Palm Beach, Florida market for aggregate cash consideration of $33,000,000. The Company also entered into agreements to purchase television stations WEFC-TV and KAPA-TV serving the Roanoke, Virginia and Honolulu, Hawaii markets for $5,500,000 and $5,000,000, respectively.

During June 1997, the Company completed its purchases of KOOG-TV for cash consideration of $7,500,000. The Company also acquired 49% interests in WSWB-TV and KGLB-TV for $52,000 and $421,000, respectively. The Company entered into an agreement to purchase television station WIRB-TV from The Christian Network, Inc. ("CNI") for $13,162,000. As part of the purchase consideration for WIRB-TV outstanding loans owed by CNI to the Company aggregating approximately $4,058,000 at June 30, 1997, shall be applied against the purchase price. The Company financed the

CNI acquisition of television station WHRC-TV for $15,000,000 and has entered into a seven year time brokerage agreement to operate the station. The Company began operating WHRC-TV in April 1997 pursuant to a time brokerage agreement with the prior owner. The Company began operating WPXN-TV (formerly WBIS-TV) in New York, New York pursuant to a time brokerage agreement on June 30, 1997 pending completion of its acquisition.

During June 1997, the Company entered into an agreement to purchase The Travel Channel from Landmark Communications, Inc. ("Landmark") for aggregate consideration of $75,000,000, including $55,000,000 in the Company's class A common stock (4,773,097 shares issued at closing) and $20,000,000 in cash. The Company consummated the Travel Channel acquisition on July 11, 1997. The Company also issued 97,632 shares to Communications Equity Associates, Inc. ("CEA") in connection with their role as financial advisor in the Travel Channel transaction. The Chairman of the Board and Chief Executive Officer of CEA has been a director of the Company since February 1995. The shares issued to Landmark and CEA are entitled to piggyback registration rights in the event of certain offerings of shares to the public.

Also during June 1997, the Company entered into agreements to purchase television stations KADY-TV and WKZX-TV and a construction permit for television station Channel 14 serving, respectively, the Santa Barbara, California, Nashville, Tennessee and Albuquerque, New Mexico markets for, respectively, $8,000,000, $4,200,000 and $4,900,000.

During July, the Company completed the purchase of radio station WKES-FM for $35,323,000 and television station WVVI-TV from ValueVision International for $40,000,000, including $10,000,000 in the Company's class A common stock (1,197,892 shares issued at closing). The shares issued to ValueVision International are entitled to piggyback registration rights in the event of certain offerings of shares to the public.

Sales of Broadcast Properties:

During March 1997, the Company entered into an agreement to sell its interests in television stations WOAC-TV and WNGM-TV, each of which is currently operated under time brokerage agreements with Whitehead Media, Inc., for aggregate consideration of $73,500,000, in separate agreements with the same buyer. The buyer did not make the required escrow deposit for the WNGM-TV sale, and accordingly, the Company terminated the WNGM-TV contract. The buyer subsequently declared bankruptcy.

During May 1997, the Company completed the sale of WSHE-TV (formerly WYVN-TV) to DP Media, Inc. ("DP Media"), a company beneficially owned by members of Mr. Paxson's family, for $2,470,000 in the form of a promissory note, which note was repaid with interest from the proceeds of the bank financing secured by DP Media and described below. The station became a Company affiliate upon its sale to DP Media.

During July 1997, the Company entered into contracts to sell its interests in television stations WCEE-TV and WILV-TV, serving the St. Louis, Missouri and Grand Rapids, Michigan markets, for $4,800,000 and $7,000,000 respectively, to DP Media. The Company plans to continue including these stations in its nationwide broadcast TV network pursuant to affiliation agreements.

Other:

During June 1997, the Company financed DP Media's purchase of WRMY-TV from Roberts Broadcasting through a loan to DP Media of approximately $10,000,000 (of which approximately $7,500,000, which was assumed by DP Media, had been advanced to Roberts Broadcasting through the date of closing). The station became a Company affiliate upon its sale to DP Media.

The DP Media loans for WSHE-TV, WRMY-TV and WEBZ-FM were repaid to the Company on July 30, 1997, using proceeds of third party financing obtained from Banque Paribas, an affiliate of a holder of the Company's Junior preferred stock.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                            Statements of Operations

<Caotion>
                                              For the six months  For the three months
                                               ended June 30,        ended June 30,
                                              ----------------     ------------------
                                               1997      1996       1997      1996
                                               ----      ----       ----      ----
Revenues                                      100.0%    100.0%      100.0%    100.0%
Operating Expenses:
  Direct                                       17.9      16.3        18.2      16.4
  Programming                                   5.2       3.7         5.3       3.7
  Sales and promotion                           4.3       5.3         4.1       5.2
  Technical                                    10.9       6.3        10.9       6.6
  General and administrative                   31.9      30.1        30.3      30.1
  Trade and barter                              0.1        --         0.2        --
  Time brokerage agreement fees                 6.4       4.4         7.4       5.1
  Option plan compensation                      3.8       7.3         3.9       2.1
  Depreciation and amortization                23.9      17.7        26.2      17.6
                                              -----     -----       -----     -----
 Total operating expenses                     104.4      91.1       106.5      86.8
                                              -----     -----       -----     -----

Operating income (loss)                        (4.4)      8.9        (6.5)     13.2

Other income (expense):
  Interest expense                            (47.8)    (53.6)      (49.6)    (49.0)
  Interest income                               7.2      14.4         7.4      21.4
  Other expense, net                           (1.7)     (2.2)       (4.1)     (4.1)
                                              -----     -----       -----     -----

Loss from continuing operations               (46.7)    (32.5)      (52.8)    (18.5)
Income from discontinued operations           137.6       4.0       282.2       9.2
                                              -----     -----       -----     -----
Net income (loss)                              90.9     (28.5)      229.4      (9.3)
                                              =====     =====       =====     =====

The following sets forth, for the periods indicated, selected information for the Company's business segments:

                              As of and for the six        As of and for the three
                              months ended June 30,          months ended June 30,
                             --------------------------   ----------------------------
                               1997          1996           1997            1996
                               ----          ----           ----            ----
PAXSON TELEVISION
Total revenue                $ 36,685,852  $ 27,327,040   $ 18,161,197    $ 14,611,120
Operating expenses, less
 depreciation, amortization
 and option plan compensation  23,131,245    14,482,609     11,597,230       7,848,987
Depreciation and amortization   8,089,044     4,438,053      4,342,389       2,367,123
Option plan compensation          170,112         7,238         80,151           3,675
                             ------------  ------------   ------------    ------------
Operating income             $  5,295,451  $  8,399,140   $  2,141,427    $  4,391,335
                             ============  ============   ============    ============
Operating cash flow          $ 15,956,000  $ 13,988,000   $  7,954,000    $  7,463,000
                             ============  ============   ============    ============
Total identifiable assets    $356,253,335  $173,354,366   $356,253,335    $173,354,366
                             ============  ============   ============    ============
Capital expenditures         $ 17,644,464  $  6,537,552   $  8,890,161    $  5,016,886
                             ============  ============   ============    ============

PAXSON RADIO
Total revenue                $          -  $          -   $          -    $          -
Operating expenses, less
 depreciation, amortization
 and option plan compensation           -             -              -               -
Depreciation and amortization           -             -              -               -
Option plan compensation                -             -              -               -
                             ------------  ------------   ------------    ------------
Operating loss               $          -  $          -   $          -    $          -
                             ============  ============   ============    ============
Operating cash flow          $          -  $          -   $          -    $          -
                             ============  ============   ============    ============
Total identifiable assets    $234,651,739  $ 84,284,513   $234,651,739    $ 84,284,513
                             ============  ============   ============    ============
Capital expenditures         $  5,708,565  $  1,445,034   $  3,013,843    $    701,677
                             ============  ============   ============    ============

PAXSON NETWORK-AFFILIATED
 TELEVISION
Total revenue                $         -   $          -   $          -    $         -
Operating expenses, less
 depreciation, amortization
 and option plan compensation           -             -              -               -
Depreciation and amortization           -             -              -               -
Option plan compensation                -             -              -               -
                             ------------  ------------   ------------    ------------
Operating income             $          -  $          -   $          -    $          -
                             ============  ============   ============    ============
Operating cash flow          $          -  $          -   $          -    $          -
                             ============  ============   ============    ============
Total identifiable assets    $ 11,684,777  $ 37,930,692   $ 11,684,777    $ 37,930,692
                             ============  ============   ============    ============
Capital expenditures         $    284,973  $    881,759   $    135,413    $    761,818
                             ============  ============   ============    ============

CORPORATE AND OTHER
Total revenue                $    788,487  $    720,011   $    375,802    $    383,522
Operating expenses, less
 depreciation, amortization
 and option plan compensation   5,631,899     4,065,590      2,572,707       2,212,590
Depreciation and amortization     844,705       533,945        511,630         269,150
Option plan compensation        1,261,725     2,030,428        637,681         309,027
                             ------------  ------------   -------------    ------------
Operating loss               $ (6,949,842) $ (5,909,952)  $ (3,346,216)   $ (2,407,245)
                             ============  ============   ============    ============
Operating cash flow          $ (6,491,000) $ (3,346,000)  $ (3,497,000)   $ (1,829,000)
                             ============  ============   ============    ============
Total identifiable assets    $ 97,799,001  $141,879,080   $ 97,799,001    $141,879,080
                             ============  ============   ============    ============
Capital expenditures         $  1,026,490  $  5,071,759   $    518,669    $  4,816,340
                             ============  ============   ============    ============

CONSOLIDATED
Total revenue                $ 37,474,339  $ 28,047,051   $ 18,536,999    $ 14,994,642
Operating expenses, less
 depreciation, amortization
 and option plan compensation  28,763,144    18,548,199     14,169,937      10,061,577
Depreciation and amortization   8,933,749     4,971,998      4,854,019       2,636,273
Option plan compensation        1,431,837     2,037,666        717,832         312,702
                             ------------  ------------   ------------    ------------
Operating (loss) income      $ (1,654,391) $  2,489,188   $ (1,204,789)   $  1,984,090
                             ============  ============   ============    ============
Operating cash flow          $  9,465,000  $ 10,642,000   $  4,457,000    $  5,634,000
                             ============  ============   ============    ============
Total identifiable assets    $700,388,852  $437,448,651   $700,388,852    $437,448,651
                             ============  ============   ============    ============
Capital expenditures         $ 24,664,492  $ 13,936,104   $ 12,558,086    $ 11,296,721
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

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Consolidated revenues for the six months ended June 30, 1997 increased 34% (or $9.5 million) to $37.5 million from $28.0 million for the six months ended June 30, 1996. This increase was primarily due to television station acquisitions and new time brokerage operations.

Operating expenses for the six months ended June 30, 1997 increased 53% (or $13.5 million) to $39.1 million from $25.6 million for the six months ended June 30, 1996. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($2.1 million), other non-direct costs of operating new television stations ($5.2 million), higher depreciation and amortization primarily related to assets acquired ($4.0 million), and increased time brokerage agreement fees ($1.2 million), all of which were partially offset by lower option plan compensation costs ($0.6 million).

Operating cash flow for the six months ended June 30, 1997 decreased 11% (or $1.2 million) to $9.5 million, from $10.6 million for the six months ended June 30, 1996. The decrease in operating cash flow was primarily a result of increased corporate overhead and other costs which offset the increase in television cash flows resulting from station acquisitions and new time brokerage operations.

Interest expense for the six months ended June 30, 1997 increased to $17.9 million from $15.0 million for the six months ended June 30, 1996, an increase of 19% primarily due to a greater level of debt throughout the period. As a result of acquisitions, at June 30, 1997, total long-term debt and senior subordinated notes were $336.5 million, compared with the balance of $231.8 million outstanding a year prior.

Interest income for the six months ended June 30, 1997 decreased to $2.7 million from $4.0 million, primarily due to lower levels of cash and cash equivalents invested throughout the period.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Consolidated revenues for the three months ended June 30, 1997 increased 24% (or $3.5 million) to $18.5 million from $15.0 million for the three months ended June 30, 1996. This increase was primarily due to television station acquisitions and new time brokerage operations.

Operating expenses for the three months ended June 30, 1997 increased 52% (or $6.7 million) to $19.7 million from $13.0 million for the three months ended June 30, 1996. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($0.9 million), other non-direct costs of operating new television stations ($2.2 million), higher depreciation and amortization primarily related to assets acquired ($2.2 million), increased time brokerage agreement fees ($0.6 million), and increased option plan compensation costs ($0.4 million).

Operating cash flow for the three months ended June 30, 1997 decreased 20% (or $1.1 million) to $4.5 million, from $5.6 million for the three months ended June 30, 1996. The decrease in operating cash flow was primarily a result of increased corporate overhead and other costs which offset the increase in television cash flows resulting from station acquisitions and new time brokerage operations.

Interest expense for the three months ended June 30, 1997 increased to $9.2 million from $7.3 million for the three months ended June 30, 1996, an increase of 25% primarily due to a greater level of debt throughout the period. As a result of acquisitions, at June 30, 1997, total long-term debt and senior subordinated notes were $336.5 million, compared with the balance of $231.8 million outstanding a year prior.

Interest income for the three months ended June 30, 1997 decreased to $1.4 million from $3.2 million, primarily due to lower levels of cash and cash equivalents invested throughout the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 1997 and December 31, 1996 was $52.5 million and $76.2 million, respectively, and the ratio of current assets to current liabilities was 3.08 :1 and 4.88:1 on such dates, respectively. Working capital decreased primarily due to the acquisitions previously discussed.

Cash provided by operations of $2.4 million and $3.4 million for the six months ended June 30, 1997 and 1996, respectively, reflects the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased corporate overhead, interest expense and increases in other assets. Cash used for investing activities primarily reflects the acquisitions and investments discussed above, and purchases of equipment for these and existing properties net of the proceeds from the sale of network affiliated television. Cash provided by financing activities primarily reflects the proceeds from the long term debt borrowings net of debt repayments. In addition, the

Company has advanced $1,020,000 to CNI during the six months ended
June 30, 1997 under a demand note bearing interest at the prime rate (currently 8.50%). At June 30, 1997 the Company had total advances to CNI outstanding of approximately $4,013,000 million, which has been included in investments in broadcast properties. Non-cash activity relates to option plan compensation, reciprocal trade and barter advertising revenue and expense and accretion of discount on senior subordinated notes, as well as dividends and accretion on the redeemable preferred stock. The sale of WTWS-TV during the first quarter of 1997 was a non cash transaction and accordingly, the statement of cash flows does not reflect the increase in investments in broadcast properties of $15 million for the note receivable from the sale, the sale of property and equipment of approximately $2.5 million, the accrual of transaction expenses of $0.4 million or the deferred gain on sale of broadcast property of approximately $12.1 million. Additionally, at June 30, 1997, the Company had accrued approximately $4.8 million for transaction expenses related to the network affiliated television sale which is not reflected in the statement of cash flows.

The Company's primary capital requirements are for the acquisition of broadcasting properties and related capital expenditures and interest and principal payments on indebtedness. The Company's outstanding Senior subordinated notes require semi-annual interest payments at a fixed rate. The Company presently has $110 million ($105 million at June 30, 1997) of outstanding borrowings under its $200 million senior secured revolving credit facility ("Senior Facility"). Borrowings under the Senior Facility bear interest at floating rates and require interest payments on varying dates, but at least quarterly, depending on the interest rate option selected by the Company.

The Company believes that the net proceeds from the network affiliated television and radio segment sales will be sufficient to complete the investments discussed below (including the expected capital expenditures associated therewith), and to meet its anticipated short term and long term working capital requirements for its existing properties. The Company believes it will be able to pursue its business acquisition strategy using cash flow from operations and the proceeds from segment sales discussed above. However, should the Company suffer a significant impairment to its cash flow from operations due to the occurrence of one or more adverse events, or should a radio segment sale not occur, the Company could have insufficient resources to repay indebtedness under the Senior Facility or the senior subordinated notes when due or to make required payments on its preferred stock. Unless the Company enters into a definitive agreement with Clear Channel or another party to sell its radio segment and consummates such sale as currently contemplated, the Company would require additional financing to enable it to complete its acquisition strategy, capital expenditures and working capital requirements discussed above. There can be no assurance that the Company would be able to obtain the additional financing which could adversely affect the Company's ability to complete its acquisition strategy.

INVESTMENT COMMITMENTS

The completion of each of the acquisitions discussed below is subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that any of such investments will be completed. The Company has agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to, the following properties, which are subject to various conditions, including the receipt of regulatory approvals:

Property                            Market Served *               Purchase Price
--------------------------------------------------------------------------------
Television:
WPXN-TV                          New York City, NY (1)            $257,500,000
WVVI-TV                          Washington, DC (2)(13)           $ 40,000,000
WBSX-TV                          Detroit, MI                      $ 35,000,000
Channel 40                       Pittsburgh, PA                   $ 35,000,000
KCMY-TV                          Sacramento, CA (3)               $ 17,000,000
WIRB-TV                          Orlando, FL (4)                  $ 13,162,000
WNAL-TV                          Birmingham, AL (5)               $ 10,000,000
KBCB-TV                          Seattle, WA                      $  8,000,000
KADY-TV                          Santa Barbara, CA                $  8,000,000
KKAG-TV                          Fresno, CA (6)                   $  7,960,000
WHBI-TV                          West Palm Beach, FL (7)          $  7,000,000
KAJW-TV                          Phoenix, AZ (8)                  $  6,600,000
WSWB-TV                          Wilkes-Barre, Scranton, PA (8)   $  6,160,000
WEFC-TV                          Roanoke, VA                      $  5,500,000
KAPA-TV                          Honolulu, HI                     $  5,000,000
KTVC-TV                          Cedar Rapids, IA (9)             $  5,000,000
Channel 14                       Albuquerque, NM                  $  4,900,000
WSCO-TV                          Green Bay, WI                    $  4,750,000
KWOK-TV                          San Francisco, CA (7)            $  4,500,000
WKZX-TV                          Nashville, TN                    $  4,200,000
WAQF-TV                          Buffalo, NY (10)                 $  3,000,000
WHCT-TV                          Hartford, CT (11)                $  3,000,000
KVUT-TV                          Little Rock, AR (12)             $  1,250,000
WFCT-TV, WCTD-TV                 Tampa and Miami, FL              $    801,000

KGLB-TV                      Tulsa, OK (8)          $   421,000

Paxson Radio:
WILV-FM formerly (WKES-FM)   Tampa, FL (13)         $35,323,000
WKGR-FM, WOLL-FM             West Palm Beach, FL    $33,000,000
WBZT-AM, WEAT-AM

Other:
Travel Channel               Atlanta, GA (13)(14)   $75,000,000


* Each station is licensed by the FCC to serve a specific community, which is included in the listed market.

(1)      The purchase price includes $7,500,000 of Class A Common Stock.

(2)      The purchase price included $10,000,000 of Class A Common Stock.

(3) The Company has loaned an aggregate of $8,500,000 to KCMY-TV and began operating the station pursuant to a time brokerage agreement on October 1, 1996, pending completion of the acquisition of the station. The loan will be applied to the purchase price at the date of closing.

(4) The Company has outstanding loans at June 30, 1997 aggregating approximately $4,058,000 which will be applied against the purchase price at the date of closing. The Company is currently operating this station pursuant to a time brokerage agreement.

(5) In September 1996, the Company loaned $8,000,000 to WNAL-TV and began operating the station pursuant to a time brokerage agreement pending completion of the acquisition of the station. The loan amount of $8,000,000 will be applied to the purchase price at the date of closing.

(6) The Company began operating the station pursuant to a time brokerage agreement on June 1, 1997 pending completion of the acquisition of the station.

(7) The Company has committed to loan up to $7,000,000, and $4,500,000 to Cocola Broadcasting ("Cocola") to finance the construction and acquisition of stations WHBI-TV and KWOK-TV , respectively. At June 30, 1997, the Company had advanced approximately $5,654,000 to Cocola. The Company plans to provide programming for the stations pursuant to affiliation agreements upon Cocola's acquisitions and commencement of operations.

(8) The Company has acquired a 49% interest in this property; commitment represents purchase price for the remaining 51%.

(9) On May 3, 1997, the Company began operating the station pursuant to a TBA. The purchase reflects cash portion only and does not include 600,000 shares of Class A Common Stock consideration.

(10) Includes the purchase of two low power television stations, W69CS and W63BM.

(11)     Pending affiliate.

(12) Station is currently under construction. The Company purchased a 49% interest during 1996 with an option to acquire the remaining 51%.

(13)     The Company completed the purchase in July 1997.

(14)     The purchase price included $55,000,000 of Class A Common Stock.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

No material legal proceedings are pending to which the Company or any of its property is subject. To the knowledge of the Company, no such legal proceedings are contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 2, 1997. At the meeting, all seven of the Company's existing directors were re-elected for one year terms. The appointment of Price Waterhouse LLP as the Company's independent certified public accountants was also ratified.

The number of Class A common stock votes cast for, cast against and withheld, as well as the number of broker nonvotes with respect to the election of directors is set forth below:

Director                   For              Withheld    Broker Nonvotes    Abstain
Lowell W. Paxson           34,164,764                                         8,500
James B. Bocock            34,160,469                                        12,795
Arthur D. Tek              34,164,764                                         8,500
J. Patrick Michaels, Jr.   32,845,869                                     1,327,395
S. William Scott           34,165,264                                         8,000
Bruce L. Burham            34,166,264                                         7,000
James L. Greenwald         34,163,764                                         9,500

There were no votes cast against the election of the above 7 directors.

The number of Class A common stock votes cast for, cast against and abstaining as well as the number of broker nonvotes with respect to the appointment of Price Waterhouse LLP as the Company's independent certified public accountants is set forth below:

                           For              Against     Withheld   Broker Nonvotes  Abstain

Accountant Appointment     34,162,173       5,596                                     5,795

The Company's 8,311,639 Class B common stock (83,116,390 votes) are owned by Mr. Lowell W. Paxson, the Chairman of the Board and Chief Executive Officer of the Company. Mr. Paxson cast all his Class B votes for the election of each of the directors nominated and to retain Price Waterhouse as the Company's independent certified public accountants.

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

3.1.2 The Company's Certificate of Designations of the Company's Junior Cumulative Compounding Redeemable Preferred Stock**

3.1.3 The Company's Certificate of Designations of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock ****

3.1.4             Bylaws of the Company***

4.1               Form of Stock Certificate of Class A Common Stock*

4.2 Third Amendment, dated May 30, 1997, with respect to the Amended and Restated Credit Agreement, dated as of November 19, 1996, among Paxson Communications Corporation, the Lenders named therein and Union Bank of California, N.A., as Agent

10.168 Construction Agreement, dated December 23, 1996, between WHCT Broadcasting, Inc., and Paxson Communications of Hartford-18, Inc. for WHCT(TV), Channel 18, Hartford, Connecticut

10.169 Asset Purchase Agreement, dated April 11, 1997, by and between Roberts Broadcasting of Cookeville, L.L.C. and Paxson Communications of Nashville-28, Inc.

10.170 Amended and Restated Asset Purchase Agreement, dated April 15, 1997, by and among Paxson Communications of Buffalo-51, Inc., Fant Broadcasting Company of New York, L.L.C., Anthony Fant and Paxson Communications Corporation

10.171 Asset Purchase Agreement, dated May 14, 1997, by and between Paxson Communications of West Palm Beach, Inc. and American Radio Systems Corporation

10.172 Option Agreement, dated May 20, 1997, by and between Paxson Communications of Honolulu-66, Inc. and Dove Broadcasting Company of Hawaii, Inc. for television station KAPA(TV), Kaneohe, Hawaii

10.172.1 Loan Agreement, dated May 20, 1997, by and among Paxson Communications of Honolulu-66, Inc., and Dove Broadcasting Company of Hawaii

10.173 Asset Purchase Agreement, dated May 28, 1997, by and among Paxson Communications of Roanoke-38, Inc., Vine and Branch, Inc. and Evangel Foursquare Church for television station WEFC, Roanoke, Virginia

10.174 Loan Agreement, dated June 10, 1997, by and between Paxson Communications of Boston-46, Inc. and Channel 46 of Boston, Inc. for television station WHRC(TV), Norwell, Massachusetts

10.175 Asset Acquisition Agreement, dated June 13, 1997, by and among Landmark Communications, Inc., The Travel Channel, Inc., and Paxson Communications

10.176 Asset Purchase Agreement, dated June 23, 1997, by and between Paxson Communications of Orlando-56, Inc. and Channel 56 of Orlando, Inc.

10.177 Loan Agreement, dated June 30, 1997, by and between Roberts Broadcasting Company of Albuquerque and Paxson Communications of Albuqurque-14, Inc. relating to television station (Channel 14), Albuquerque, New Mexico

10.178 Asset Purchase Agreement, dated June 25, 1997, by and between John W. Hyde, as Chapter 11 Trustee of the Chapter 11 Debtor Estate of Riklis Broadcasting Corporation, AKA KADY-TV, AKA Pacific Rim Video and Paxson Communications of Los Angeles-63, Inc.

27                Financial Data Schedule (for SEC use only)

---------------

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

(b)  Reports on Form 8-K.

The Company filed a Form 8-K, dated April 29, 1997, under Item 2. Acquisition or Disposition of Assets in connection with the Company's sale of WPBF-TV 25 in West Palm Beach, Florida. The Form 8-K included pro forma financial information of the Company and exhibits required under Item 7. Financial Statements and Exhibits.

                        PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PAXSON COMMUNICATIONS CORPORATION

Date: August 14, 1997                       By:   /s/ James B. Bocock
                                                -------------------------------
                                                   James B. Bocock
                                                   President, Chief Operating
                                                   Officer, Director

Date: August 14, 1997                       By:   /s/ Arthur D. Tek
                                                -------------------------------
                                                   Arthur D. Tek
                                                   Vice President, Chief
                                                   Financial Officer, Director