Form 10-Q
period 1997-09-30
PAXSON COMMUNICATIONS CORP
filed 1997-11-14
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       September 30, 1997
                                        ------------------------------

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -----------
         Commission File Number 1-13452
                                -------

                   PAXSON COMMUNICATIONS CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                     DELAWARE                                    59-3212788
         -------------------------------                     -------------------
         (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                     Identification No.)

         601 CLEARWATER PARK ROAD
         WEST PALM BEACH, FLORIDA                                   33401
         ------------------------                            -------------------
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

YES   X       NO
    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997:

       CLASS OF STOCK                                     NUMBER OF SHARES
----------------------------                           ----------------------
COMMON STOCK-CLASS A, $0.001
PAR VALUE PER SHARE     -----------------------              50,651,000
COMMON STOCK-CLASS B, $0.001
PAR VALUE PER SHARE     -----------------------               8,311,639

PAXSON COMMUNICATIONS CORPORATION

INDEX


                                                                                 Page
                                                                                 ----
Part I -     Financial Information

      Item 1.  Financial Statements

                Consolidated Balance Sheets
                September 30, 1997 and December 31, 1996                         3

                Consolidated Statements of Operations
                Nine Months Ended September 30, 1997 and 1996                    4

                Consolidated Statements of Operations
                Three Months Ended September 30, 1997 and 1996                   5

                Consolidated Statement of Changes in
                Common Stockholders' Equity                                      6

                Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1997 and 1996                    7-8

                Notes to Consolidated Financial Statements                       9-12

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                     13-20

Part II -    Other Information

      Item 1.  Legal Proceedings                                                 21

      Item 6.  Exhibits and Reports on Form 8-K                                  21-22

      Signatures                                                                 23

PAXSON COMMUNICATIONS CORPORATION


Consolidated Balance Sheets



                                                                        September 30,     December 31,
                                                                             1997             1996
                                                                        -------------    -------------
ASSETS                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                             $  23,716,665    $  61,748,788
  Accounts receivable, less allowance for doubtful
   accounts of $1,654,697 and $1,576,593 respectively                      22,958,176       29,860,998
  Prepaid expenses and other current assets                                 3,638,350        2,713,565
  Current program rights                                                           --        1,512,019
                                                                        -------------    -------------

       Total current assets                                                50,313,191       95,835,370

Property and equipment, net                                               150,845,360      144,415,412
Intangible assets, net                                                    386,572,723      220,409,421
Investments in broadcast properties                                        83,392,463       53,297,022
Investment in cable network                                                57,587,882               --
Program rights, net                                                                --        1,075,536
Other assets, net                                                          54,525,470       28,149,699
                                                                        -------------    -------------

       Total assets                                                     $ 783,237,089    $ 543,182,460
                                                                        =============    =============

LIABILITIES, REDEEMABLE SECURITIES AND
COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                              $  10,686,896    $  10,676,692
  Accrued interest                                                         14,950,695        6,684,373
  Current portion of program rights payable                                        --        1,628,959
  Current portion of long-term debt                                           635,067          644,509
                                                                        -------------    -------------

       Total current liabilities                                           26,272,658       19,634,533

Program rights payable                                                             --        1,000,260
Deferred gain                                                              12,100,000               --
Long-term debt                                                            122,722,666        3,407,688
Senior subordinated notes, net                                            227,877,914      227,655,096
Redeemable Cumulative Compounding Junior preferred
   stock, $0.001 par value; 12% dividend rate per annum,
   33,000 shares authorized, issued and outstanding                        41,115,514       36,780,496
Redeemable Exchangeable Preferred stock, $0.001 par value;
  12.5% dividend rate per annum, 440,000 shares authorized,
  150,000 shares issued and outstanding                                   162,968,468      147,929,150

Class A common stock, $0.001 par value; one vote per share;
   150,000,000 shares authorized, 50,638,000 shares issued
   and outstanding                                                             50,638           40,442
Class B common stock, $0.001 par value; ten votes per
   share, 35,000,000 shares authorized, 8,311,639 shares
   issued and outstanding                                                       8,312            8,312
Class C common stock, $0.001 par value; non-voting; 12,500,000 shares
   authorized, 0 shares issued and outstanding                                     --               --
Class A & B common stock warrants                                           2,316,225        6,862,647
Class C common stock warrants                                                      --        2,335,528
Stock subscription notes receivable                                        (2,813,250)      (1,873,139)
Additional paid-in capital                                                284,261,419      209,621,241
Deferred option plan compensation                                          (4,200,970)      (6,397,916)
Accumulated deficit                                                       (89,442,505)    (103,821,878)
Commitments and contingencies
                                                                        -------------    -------------

       Total liabilities, redeemable securities and
         common stockholders' equity
                                                                        $ 783,237,089    $ 543,182,460
                                                                        =============    =============


         The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations


                                                                   For the Nine Months
                                                                    Ended September 30,
                                                              ----------------------------
                                                                  1997             1996
                                                              ------------    ------------
                                                                       (Unaudited)
Revenue:
  Local and national advertising                              $ 60,134,884    $ 41,799,175
  Other                                                          1,003,364       1,079,003
  Trade and barter                                                 114,935         119,380
                                                              ------------    ------------
    Total revenue                                               61,253,183      42,997,558

Operating expenses:
  Direct                                                        10,184,929       7,328,668
  Programming                                                    2,860,906       1,724,135
  Sales and promotion                                            3,209,806       2,515,029
  Technical                                                      6,475,845       3,000,227
  General and administrative                                    17,902,283      13,682,638
  Trade and barter                                                 214,719           1,849
  Time brokerage agreement fees                                  8,279,699       2,035,859
  Option plan compensation                                       2,154,003       2,345,866
  Depreciation and amortization                                 14,787,998       8,548,508
                                                              ------------    ------------
Total operating expenses                                        66,070,188      41,182,779
                                                              ------------    ------------

Operating (loss) income                                         (4,817,005)      1,814,779

Other income (expense):
  Interest expense                                             (27,695,908)    (22,287,251)
  Interest income                                                3,316,238       5,323,929
  Other expense, net                                            (3,127,364)       (689,189)
                                                              ------------    ------------
Loss from continuing operations                                (32,324,039)    (15,837,732)

Discontinued operations:
 Income (loss) from discontinued operations, net of
   applicable income taxes                                         (63,224)      2,128,786
 Gain on sale, net of applicable income taxes                   66,190,291              --
                                                              ------------    ------------
Income from discontinued operations                             66,127,067       2,128,786
                                                              ------------    ------------
Net income (loss)                                               33,803,028     (13,708,946)

Dividends and accretion on preferred stock and common stock
 warrants                                                      (19,423,655)     (9,877,126)
                                                              ------------    ------------
Net income (loss) attributable to common stock and common
 stock equivalents                                            $ 14,379,373    $(23,586,072)
                                                              ============    ============

Income (loss) per common share:
Loss from continuing operations                               $      (0.56)   $      (0.37)
Income from discontinued operations                                   1.14            0.05
                                                              ------------    ------------
Net income (loss)                                                     0.58           (0.32)
Dividends and accretion on preferred stock and
  common stock warrants                                              (0.33)          (0.23)
                                                              ------------    ------------
Net income (loss) attributable to common stock and
  common stock equivalents                                    $       0.25    $      (0.55)
                                                              ============    ============
Weighted average common stock and common stock equivalents
  outstanding                                                   57,896,733      42,721,280
                                                              ============    ============



         The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations


                                                           For the Three Months
                                                            Ended September 30,
                                                        ----------------------------
                                                            1997            1996
                                                        ------------    ------------
                                                                 (Unaudited)
Revenue:
  Local and national advertising                        $ 23,499,947    $ 14,571,696
  Other                                                      214,877         358,992
  Trade and barter                                            64,020          19,819
                                                        ------------    ------------
    Total revenue                                         23,778,844      14,950,507

Operating expenses:
  Direct                                                   3,468,352       2,755,982
  Programming                                                898,714         675,526
  Sales and promotion                                      1,613,900       1,033,208
  Technical                                                2,410,400       1,225,979
  General and administrative                               5,931,697       5,254,563
  Trade and barter                                           162,976              --
  Time brokerage agreement fees                            5,879,004         794,948
  Option plan compensation                                   722,166         308,200
  Depreciation and amortization                            5,854,249       3,576,510
                                                        ------------    ------------
Total operating expenses                                  26,941,458      15,624,916
                                                        ------------    ------------

Operating loss                                            (3,162,614)       (674,409)

Other income (expense):
  Interest expense                                        (9,764,884)     (7,240,166)
  Interest income                                            622,964       1,290,465
  Other expense, net                                      (2,505,537)        (74,626)
                                                        ------------    ------------
Loss from continuing operations                          (14,810,071)     (6,698,736)

Discontinued operations:
 Income from discontinued operations, net of
   applicable income taxes                                   567,962         995,119
 Gain on sale, net of applicable income taxes             13,985,511              --
                                                        ------------    ------------
Income from discontinued operations                       14,553,473         995,119
                                                        ------------    ------------
Net loss                                                    (256,598)     (5,703,617)

Dividends and accretion on preferred stock and common
  stock warrants                                          (6,726,032)     (2,463,092)
                                                        ------------    ------------
Net loss attributable to common stock and common
  stock equivalents                                     $ (6,982,630)   $ (8,166,709)
                                                        ============    ============

Income (loss) per common share:
Loss from continuing operations                         $      (0.24)   $      (0.14)
Income from discontinued operations                             0.24            0.02
                                                        ------------    ------------
Net income (loss)                                               0.00           (0.12)
Dividends and accretion on preferred stock and
 common stock warrants                                         (0.11)          (0.05)
                                                        ------------    ------------
Net income (loss) attributable to common stock and
 common stock equivalents                               $      (0.11)   $      (0.17)
                                                        ============    ============
Weighted average common stock and common stock
  equivalents outstanding                                 61,546,251      46,983,274
                                                        ============    ============




         The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION


Consolidated Statement of Changes in Common Stockholders' Equity


                                             Common Stock                Class A&B                        Stock
                                             ------ -----                 Common         Class C       Subscription
                                           Class     Class     Class       Stock       Common Stock       Notes
                                             A         B         C        Warrants       Warrants       Receivable
                                          -------------------------------------------------------------------------
Balance at  December 31, 1995             $26,227    $8,312    $  --    $        --    $ 5,338,952     $  (115,714)
Release of Put option on Class A&B
  common stock warrants                                                   9,116,399
Issuance of common stock, net of
  issuance costs                           10,300
Exercise of Class A,B&C common stock
  warrants                                  3,623                        (2,253,752)    (3,003,424)
Stock issued for Todd Communications
  acquisition                                 139
Deferred option plan compensation
Option plan compensation
Increase in stock subscription notes
  receivable                                                                                            (1,873,139)
Stock options exercised                       153
Repayment of stock subscription note
  receivable                                                                                               115,714
Dividends on redeemable preferred stock
Accretion on Senior redeemable
  preferred stock
Accretion on Series B preferred stock
Accretion on Junior preferred stock
Accretion on Redeemable Exchangeable
  preferred stock
Accretion on Class A & B common
  stock warrants
Net loss
                                          -------    ------    -----    -----------     ----------     -----------
Balance at December 31, 1996               40,442     8,312       --      6,862,647      2,335,528      (1,873,139)
Deferred option plan compensation
  (unaudited)
Option plan compensation (unaudited)
Exercise of Class A, B & C common
  stock warrants (unaudited)                3,923                        (4,546,422)    (2,335,528)
Stock issued for acquisitions
  (unaudited)                               6,069
Stock options exercised (unaudited)           204
Increase in stock subscription
  receivable (unaudited)                                                                                  (940,111)
Dividends on redeemable
  preferred stock (unaudited)
Accretion on Junior preferred stock
  (unaudited)
Accretion on Redeemable Exchangeable
  preferred stock (unaudited)
Net income (unaudited)
                                          -------    ------    -----    -----------    -----------     -----------
Balance at September 30, 1997
  (unaudited)                             $50,638    $8,312    $  --    $ 2,316,225    $       --      $(2,813,250)
                                          =======    ======    =====    ===========    ===========     ===========


                                                             Deferred
                                           Additional         Option
                                             Paid-in            Plan        Accumulated
                                             Capital        Compensation       Deficit
                                          -----------------------------------------------
Balance at  December 31, 1995             $ 34,342,086     $ (1,384,267)   $ (55,694,393)
Release of Put option on Class A&B
  common stock warrants
Issuance of common stock, net of
  issuance costs                           154,789,700
Exercise of Class A,B&C common stock
  warrants                                   5,253,548
Stock issued for Todd Communications
  acquisition                                1,534,967
Deferred option plan compensation           12,932,506      (12,932,506)
Option plan compensation                                      7,918,857
Increase in stock subscription notes
  receivable
Stock options exercised                        768,434
Repayment of stock subscription note
  receivable
Dividends on redeemable preferred stock                                      (13,223,227)
Accretion on Senior redeemable
  preferred stock                                                             (1,805,599)
Accretion on Series B preferred stock                                         (3,418,615)
Accretion on Junior preferred stock                                             (650,084)
Accretion on Redeemable Exchangeable
  preferred stock                                                               (159,977)
Accretion on Class A & B common
  stock warrants                                                              (2,651,082)
Net loss                                                                     (26,218,901)
                                          ------------     ------------    -------------
Balance at December 31, 1996               209,621,241       (6,397,916)    (103,821,878)
Deferred option plan compensation
  (unaudited)                                  946,247         (946,247)
Option plan compensation (unaudited)                          3,143,193
Exercise of Class A, B & C common
  stock warrants (unaudited)                 6,878,027
Stock issued for acquisitions
  (unaudited)                               66,118,931
Stock options exercised (unaudited)            696,973
Increase in stock subscription
  receivable (unaudited)
Dividends on redeemable
  preferred stock (unaudited)                                                (18,422,373)
Accretion on Junior preferred stock
  (unaudited)                                                                   (499,155)
Accretion on Redeemable Exchangeable
  preferred stock (unaudited)                                                   (502,127)
Net income (unaudited)                                                        33,803,028
                                          ------------     ------------    -------------
Balance at September 30, 1997
  (unaudited)                             $284,261,419     $ (4,200,970)   $ (89,442,505)
                                          ============     ============    =============

         The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows


                                                                                       For the Nine Months
                                                                                        Ended September 30,
                                                                                ----------------------------------
                                                                                    1997                  1996
                                                                                ------------          ------------
                                                                                           (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                             $  33,803,028        $ (13,708,946)

  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                  28,237,081           18,378,035
    Option plan compensation                                                        3,143,193            2,727,223
    Program rights amortization                                                       703,789            1,080,430
    Provision for doubtful accounts                                                 1,272,526              799,753
    Loss on sale or disposal of assets                                              1,296,768               61,392
    Gain on sales of discontinued operations, net                                 (66,190,291)                   -
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                    4,793,385           (5,622,924)
      Increase in prepaid expenses and other current
        assets                                                                     (1,079,112)          (1,859,823)
      (Increase) decrease in other assets                                          (8,692,047)           6,727,610
      (Decrease) increase in accounts payable and
        accrued liabilities                                                        (1,453,020)           7,362,422
      Increase in accrued interest                                                  8,266,322            6,436,406
                                                                                -------------        -------------
        Net cash provided by operating activities                                   4,101,622           22,381,578
                                                                                -------------        -------------

Cash flows from investing activities:
  Acquisitions of broadcast properties                                           (196,936,733)        (146,040,428)
  Increase in deposits on broadcast properties                                    (23,940,000)          (8,427,000)
  Increase in investments in broadcast properties                                 (14,696,441)         (22,773,992)
  Purchases of property and equipment                                             (35,820,084)         (22,931,929)
  Increase in investment in cable network                                          (1,462,882)                   -
  Deposits made on buildings and equipment                                           (276,000)                   -
  Proceeds from sales of discontinued operations, net                             100,504,687                    -
  Proceeds from sales of assets                                                    12,233,790              228,279
                                                                                -------------        -------------
        Net cash used in investing activities                                    (160,393,663)        (199,945,070)
                                                                                -------------        -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                               -          154,800,000
  Proceeds from long-term debt                                                    120,000,000           17,700,000
  Payments of long-term debt                                                         (694,464)         (28,071,481)
  Proceeds from exercise of common stock options, net                                 697,177              489,149
  Increase in stock subscription notes receivable                                    (940,111)                   -
  Repayments of stock subscription notes receivable                                         -               98,214
  Payments for program rights                                                        (802,684)          (1,150,659)
                                                                                -------------        -------------
        Net cash provided by financing activities                                 118,259,918          143,865,223
                                                                                -------------        -------------

Decrease in cash and cash equivalents                                             (38,032,123)         (33,698,269)
                                                                                -------------        -------------

Cash and cash equivalents at beginning of period                                   61,748,788           68,070,990
                                                                                -------------        -------------

Cash and cash equivalents at end of period                                      $  23,716,665        $  34,372,721
                                                                                =============        =============




         The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

                                                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                                --------------------------------
                                                                                   1997                 1996
                                                                                -----------          -----------
                                                                                           (Unaudited)
Supplemental disclosures of cash flow
information:

   Cash paid for interest                                                       $17,909,952          $14,694,387
                                                                                ===========          ===========

   Cash paid for income taxes                                                   $         -          $         -
                                                                                ===========          ===========

Non-cash operating and financing activities:
   Accretion of discount on senior subordinated notes                           $  222,818           $   202,209
                                                                                ===========          ===========

   Issuance of common stock for Travel Channel and WVVI-
     TV acquisitions                                                            $66,125,000          $         -
                                                                                ===========          ===========

   Issuance of common stock for Todd Communications
     acquisition                                                                $         -          $ 1,535,106
                                                                                ===========          ===========

   Note payable incurred for WOCD-TV acquisition                                $         -          $ 1,650,000
                                                                                ===========          ===========

   Dividends accreted on redeemable preferred stock                             $18,422,373          $ 6,175,339
                                                                                ===========          ===========

   Accretion on redeemable securities                                           $ 1,001,282          $ 3,701,787
                                                                                ===========          ===========

   Trade and barter revenue                                                     $ 3,549,877          $ 2,728,554
                                                                                ===========          ===========

   Trade and barter expense                                                     $ 3,680,232          $ 2,048,538
                                                                                ===========          ===========



         The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                      PAXSON COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of September 30, 1997 and for the nine and three month periods ended September 30, 1997 and 1996, are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1996. The composition of accounts has significantly changed since December 31, 1996 to reflect the operations of acquisitions discussed elsewhere herein and as a result of operations sold or to be sold as discussed below.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform with the 1997 presentation. These financial statements, footnotes, and discussions should be read in conjunction with the December 31, 1996 financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, and the definitive proxy statement for the annual meeting of stockholders held May 16, 1997, and Forms 8-K dated January 10, 1997, April 29, 1997 and October 1, 1997, all of which were filed with the United States Securities and Exchange Commission.


2. Discontinued Operations

On June 23, 1997, the Company announced that it entered into a letter of intent to sell its radio segment, including radio stations currently under acquisition contracts, to Clear Channel Metroplex, Inc. and Clear Channel Metroplex Licenses, Inc. (collectively "Clear Channel"). On August 25, 1997, the Company entered into Asset Purchase Agreements ("Asset Purchase Agreements") with Clear Channel and L.Paxson, Inc. ("LPI") pursuant to which the Company agreed to sell substantially all of its radio segment assets, in five groups, and stations under acquisition contracts for approximatley $629 million. LPI is controlled by Lowell W. Paxson ("Mr. Paxson"), the Chairman of the Board, Chief Executive Officer and controlling shareholder of the Company. The sale of certain of the assets was structured as a tax free exchange, potentially permitting the Company to defer the gain on the sale of those assets for tax purposes. The Company does not anticipate an operating loss during the phase-out period of this segment. Because of the decision to sell substantially all of the radio segment, the results of operations for Paxson Radio, net of applicable income tax, have been presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

Pursuant to certain of the Asset Purchase Agreements, on October 1, 1997, the Company sold its interests in its radio networks and Orlando, Florida billboard operations to Clear Channel for $25.7 million and sold its interests in 23 of its 42 radio stations to LPI for approximately $369.4 million in cash and a note issued by LPI in the amount of $58.9 million. The note bears interest at 7% and is payable upon the earlier of (i) eighteen months from the date of issuance or
(ii) the closing of the sale of the LPI owned radio stations to Clear Channel under the Asset Purchase Agreements. The Company will receive $6.3 million in interest on the note if the note is outstanding for the eighteen months or in the form of a prepayment penalty if the note is paid before maturity. Also, on October 1, 1997, Clear Channel began operating the Company's remaining 19 radio stations and all of LPI's radio stations pursuant to Time Brokerage or Time Sales Agreements. The Company's and LPI's radio station assets are expected to be sold to Clear Channel in the fourth quarter of 1997 upon receipt of regulatory approvals. In addition to payment of the aforementioned LPI note, the Company expects to receive additional consideration of approximately $140.2 million upon the sale of the remaining radio station assets.

The Company previously contracted to purchase three radio stations in West Palm Beach, Florida. The Company's rights pursuant to these agreements and its obligations to sell these stations to Clear Channel under the Asset Purchase Agreements were assigned to LWP Radio, Inc. ("LWP"). LWP is also controlled by Mr. Paxson. LWP purchased the assets of these radio stations for approximately $28.6 million using funds loaned by Clear Channel for the acquisitions and Clear Channel began operating these radio stations pursuant to Time Brokerage Agreements on October 3, 1997. These station assets are expected to be sold to Clear Channel by LWP at their cost of approximately $28.6 million in the fourth quarter of 1997 upon receipt of regulatory approvals.

LPI and LWP are not expected to realize any direct financial benefit from these transactions with the Company.

During October 1997, the Company sold the remainder of its billboard assets located in Tampa, Florida to Universal Outdoor, Inc. for total consideration of approximately $4.5 million.

The Company intends to use the proceeds of the previously described transactions primarily to complete announced television station acquisitions and for programming payments as discussed elsewhere herein.

The following table sets forth the actual and pro forma selected balance sheet amounts of the Company as of September 30, 1997. Pro forma amounts give effect to the sale of the radio segment.

                                                  As of September 30, 1997
                                                  ------------------------
                                                  Actual         Pro forma
                                                  --------       ---------
Assets                                                 (in thousands)
Cash and cash equivalents                         $ 23,717      $  194,111
Other current assets                                26,596           7,283
                                                  --------      ----------
         Total current assets                       50,313         201,394
                                                  --------      ----------
Property and equipment, net                        150,845          96,996
Intangible assets, net                             386,573         178,755
Cash held by qualified intermediary                      -         434,606
Investments and Other assets                       195,506         189,557
                                                  --------      ----------
         Total assets                             $783,237      $1,101,308
                                                  ========      ==========

Total current liabilities                         $ 26,273      $   41,302
Deferred income taxes                                    -         115,260
(Accumulated deficit) Retained earnings            (89,443)         98,614
Other liabilities and equity                       846,407         846,132
                                                  --------      ----------
         Total liabilities and equity             $783,237      $1,101,308
                                                  ========      ==========

For additional discussion and explanation of significant pro forma adjustments, see the Company's Form 8-K dated October 1, 1997 filed with the United States Securities and Exchange Commission.

The Paxson Radio operations generated revenues of approximately $78,190,000 and $52,481,000, and $26,978,000 and $20,854,000, for the nine and three month periods ended September 30, 1997 and 1996, respectively.

During the third quarter the Company completed the sale of its Network Affiliated Television operations. Aggregate consideration of $119 million was received in conjunction with these sales during the second and third quarters of 1997.

The Paxson Network Affiliated Television operations generated revenues of approximately $12,319,000 and $14,023,000, and $1,540,000 and $4,326,000 for the
nine and three month periods ended September 30, 1997 and 1996, respectively.

The components of net assets of discontinued operations (both Radio and Network Affiliated Television) included in the consolidated balance sheets at September 30, 1997 and December 31, 1996, are as follows:

                                                     1997                1996
                                                     ----                ----
  Current assets                               $ 19,313,796        $ 23,017,001
  Noncurrent assets                             266,853,825         180,194,830
                                               ------------        ------------
             Total assets                      $286,167,621        $203,211,831
                                               ============        ============
  Current liabilities                             4,971,783           8,344,163
  Noncurrent liabilities                            274,995           1,576,467
                                               ------------        ------------
             Total liabilities                    5,246,778           9,920,630
                                               ------------        ------------
             Total net assets                  $280,920,843        $193,291,201
                                               ============        ============

Net assets of discontinued operations at September 30, 1997 and December 31, 1996 excludes cash and cash equivalents and accounts receivable of Paxson Network Affiliated Television which were retained by the Company. Additionally, Senior Subordinated Notes, the related deferred loan origination costs and accrued interest payable have been excluded from the net assets of the discontinued operations as the Senior Subordinated Notes will not be assumed by the buyers of the discontinued operations.

3. Investment in Cable Network

On July 11, 1997, the Company through a wholly-owned unconsolidated subsidiary acquired the assets of The Travel Channel from Landmark Communications, Inc. for aggregate consideration of $75,000,000, including $55,000,000 of the Company's class A common stock (4,773,097 shares issued at closing) and $20,000,000 in cash. The Company also issued 97,632 shares ($1,125,000) of its class A common stock to Communications Equity Associates, Inc. in connection with their role as financial advisor in the Travel Channel transaction. The $20,000,000 in cash was obtained by the Company's unconsolidated subsidiary through a loan secured by its investment in the Travel Channel ("Acquisition Loan"). The unconsolidated subsidiary has borrowed an additional $1,000,000 under this loan facility for working capital requirements. The results of operations of the Travel Channel have been included in the Company's consolidated statements of operations for the nine and three months ended September 30, 1997 using the equity method of accounting and as such, the $21,000,000 in outstanding loans obtained by the Company's unconsolidated subsidiary have not been included in the Company's consolidated balance sheets at September 30, 1997. The investment in cable network balance on the Company's September 30, 1997 consolidated balance sheet reflects the Company's issuance of common stock in connection with the acquisition as discussed above and advances made to date to the Travel Channel.

During September 1997, the Company announced that it had entered into a letter of intent with Discovery Communications, Inc. ("DCI") under which DCI will acquire a 70% controlling interest in a new cable television service partnership formed by the Company and DCI. The Company will contribute its cable television network, The Travel Channel, to this new partnership. The Company's unconsolidated subsidiary will receive $20 million in cash, a 30% ownership interest in the new partnership and an annual consulting fee of $300,000. The Company's unconsolidated subsidiary will receive a priority credit of $55,000,000 to its capital account and DCI will receive a $20,000,000 priority credit. The Company's unconsolidated subsidiary intends to use the $20,000,000 that it will receive from this transaction to repay the Acquisition Loan. DCI will serve as the managing partner with its Discovery Networks US unit overseeing all operations of the cable television service partnership including administration, programming, affiliate sales, advertising sales and marketing.

The following unaudited information of The Travel Channel is presented for the three month period ended September 30, 1997:

     Current assets                                                $ 4,347,000
     Noncurrent assets                                              76,170,000
                                                                   -----------
          Total assets                                             $80,517,000
                                                                   ===========
     Current liabilities                                            22,757,000
                                                                   ===========
     Common stockholders equity                                     57,760,000
                                                                   -----------
          Total liabilities and common stockholders equity         $80,517,000
                                                                   ===========

     Net revenues                                                  $ 4,584,000
                                                                   ===========
     Operating income                                              $   612,000
                                                                   ===========
     Net income                                                    $   172,000
                                                                   ===========

4. Common Stock Warrants

In July 1997, the holders of the Company's Class A and B common stock warrants exercised 32.5083 warrants for 900,000 shares of Class A common stock. In September 1997, the holders of the Company's Class A and B common stock warrants exercised 32.5121 warrants for 900,000 shares of Class A common stock. The Company has 33.1252 redeemable common stock warrants still outstanding which entitle the holders to purchase 688,312 Class A common shares and 229,437 Class B common shares.

5. Income (Loss) Per Share Data

Computations of the weighted average common stock and common stock equivalents outstanding are as follows:

                                      For the Nine Months      For the Three Months
                                      ended September 30,       ended September 30,
                                    -----------------------   -----------------------
                                       1997         1996         1997         1996
                                       ----         ----         ----         ----

Weighted average Class A and
Class B common stock outstanding    52,065,681   42,721,280   56,835,119   46,983,274
                                    ----------   ----------   ----------   ----------

Weighted average of options
outstanding assumed exercised        2,489,928            *    2,670,034            *
                                    ----------   ----------   ----------   ----------

Weighted average of common stock
warrants outstanding assumed
exercised                            3,341,124            *    2,041,098            *
                                    ----------   ----------   ----------   ----------

Weighted average common stock and
common stock equivalents
outstanding                         57,896,733   42,721,280   61,546,251   46,983,274
                                    ==========   ==========   ==========   ==========

* In accordance with Accounting Principles Board Opinion No.15, because the effect of the Company's common stock equivalents was anti-dilutive, they have been excluded from the Company's per share calculations. Additionally, the Company does not present fully diluted EPS in the Consolidated Statements of Operations because the effect of the Company's common stock equivalents resulted in a less than 3% dilution for the periods presented.

In February 1997, the Financial Accounting Standards Board adopted Statement of Financial

Standards ("SFAS") No. 128, "Earnings per Share". The Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Statement is effective for financial statements issued for periods ending after December 15, 1997 and earlier application is not permitted. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computation.

Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since its inception in 1991, the Company has grown primarily through the acquisition and management of radio and television broadcast stations and radio networks, as well as the subsequent improvement of these properties' operations. Certain of the Company's television stations were and continue to be operated pursuant to time brokerage agreements for various periods. Under time brokerage agreements, the stations' operating revenues and expenses are controlled by the Company and are included in the consolidated statements of operations. The Company currently operates Paxson Television, a nationwide network of owned, operated or affiliated television stations carrying its proprietary network, which presently broadcasts long form paid programming consisting primarily of infomercials. The Company also operates through an unconsolidated subsidiary The Travel Channel, a 24 hour per day cable television network dedicated to travel related programming acquired by the Company on July 11, 1997. During September 1997, the Company entered into a letter of intent to contribute its investment in The Travel Channel to a new joint venture partnership with Discovery Communications, Inc. ("DCI") which will be managed by DCI. See the cable television network joint venture discussion elsewhere herein. The operations of The Travel Channel have been included in the consolidated statements of operations using the equity method of accounting. Two other business segments, Paxson Radio and Paxson Network-Affiliated Television, have been classified as discontinued operations for financial reporting purposes as a result of the Company's decisions made during 1997 to sell these segments. See Note 2 of the Notes to Consolidated Financial Statements.

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

The Company's past results are not necessarily indicative of future performance due to various risks and uncertainties which may significantly reduce revenues and increase operating expenses. For example, a reduction in expenditures by national or local television advertisers in the Company's markets may result in lower revenues. The Company may be unable to reduce expenses, including certain variable expenses, in an amount sufficient in the short term to offset lost revenues caused by poor market conditions. The broadcasting industry continues to undergo rapid technological change which may increase competition within the Company's markets as new delivery systems, such as direct broadcast satellite and computer networks, attract customers. The changing nature of audience tastes and viewing habits may affect the continued attractiveness of the Company's broadcasting stations to advertisers, upon whom the Company is dependent for its revenue. The concentration of the Company's assets in its television station operations increases the Company's exposure to the above risks and uncertainties. The Company currently expects to continue acquiring additional television stations and to review programming opportunities for broadcast on its television stations which may have similar effects on the comparability of revenues, operating expenses, interest expense and operating cash flow as those described above.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair values of the Company's long-term debt and the senior subordinated notes were estimated based on market rates and instruments with similar risks and maturities. The fair value estimates presented are based on pertinent information available to management as of September 30, 1997. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange and have not been comprehensively revalued for purposes of the Company's financial statements.

The Company believes that its network of television stations comprise a valuable national television broadcasting distribution infrastructure, the value of which could potentially be greater if employed to air programming other than, or in addition to, the long form paid programming which is currently being aired. The Company engaged in discussions with a variety of television and cable networks, studios, programmers and others concerning various alternative methods of utilizing its television broadcasting distribution assets. The Company considered many alternatives, including selling large blocks of air time to third parties that would select programming to be aired during such blocks of time and sell the spot advertising for such blocks. The Company recently made a determination to evaluate and obtain programming and sell spot advertising during such programming on its own. The Company believes that this strategy will provide an opportunity to achieve greater long term shareholder value than other alternative uses of its broadcasting distribution infrastructure that it considered. In October and November, 1997, the Company entered into programming contracts to air syndicated television shows

 "Touched By An Angel", "Dave's World", "Promised Land", "Sisters", "Life Goes On", "I'll Fly Away", "The New Land", "Medical Center", "Dr. Quinn, Medicine Woman", "Christy" and "Neon Rider" from 1998 to 2004. The Company has also entered into programming contracts to air feature films from 1998 to 2001. Such programming contracts require collective payments by the Company of $243.9 million over such period. See "Programming Commitments" elsewhere herein. The Company continues to evaluate additional programming and currently plans to start airing its programming nationwide over its television stations in the fall of 1998. The Company expects that under the new format the selling expenses willremain proportionate to revenues and that revenues as well as promotional and programming expenses will increase significantly. The Company currently expects that programming amortization costs will average less than $1,000,000 annually per market served by its new network, an amount it believes is substantially less than such costs incurred on average by other commercial television stations.

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes", "intends", "expects" or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's high level of indebtedness and the restrictions placed on the Company's business and operations by the terms of its indebtedness and its outstanding preferred stock, the risks relating to the comprehensive governmental regulation of the Company's businesses, including the restrictions on multiple broadcast property ownership, the broadcast licensing renewal requirements, the risks of industry and economic conditions which could adversely affect the Company's business operations, the risk that the remaining portion of the radio sale is not consummated and the other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In addition, the Company's recent decision to obtain on its own and air more conventional programming during certain portions of the day on its nationwide network of television stations entails certain additional risks and uncertainties, including, those risks associated with the launch of a new television network, the ability to obtain desirable programming at a financially-feasible cost, the ability to successfully and profitably sell advertising spots during such programming.

The following table lists those television properties that the Company owns, operates or is affiliated with, and those properties which the Company has agreements to acquire or operate, as identified under "Announced TV Acquisitions" below. (Television and cable households in thousands.)

-------------------------------------------------------------------------------------------------------------------------------
                      NATIONAL                                                CURRENT      TOTAL       CURRENT
                       TV                      COMMENCEMENT  STATION CABLE    STATION      MARKET      STATION         TOTAL
                      MARKET                        OF        CARRIAGE AT      CABLE       CABLE        CABLE        MARKET TV
MARKET(1)             RANK STATION         CH   OPERATIONS  COMMENCEMENT(2)  CARRIAGE(3) HOUSEHOLDS   CARRIAGE %(3)  HOUSEHOLDS
------                ---- -------         --   ----------  ------------     --------    ----------   ---------      ----------

OWNED OR OPERATED
New York, NY*          1   WPXN TV         31     7/97            4,141         4,449        4,825        92.2%          6,756
New York, NY           1   WHAI TV         43     3/96              626           761        4,825        15.8%          6,756
Los Angeles, CA        2   KZKI TV         30     5/95            1,453         2,598        3,133        82.9%          5,009
Philadelphia, PA       4   WTGI TV         61     2/95            1,225         1,702        2,033        83.7%          2,659
San Francisco, CA      5   KLXV TV         65     6/95              650         1,308        1,640        79.8%          2,298
Boston, MA             6   WGOT TV         60     5/95              604         1,051        1,694        62.0%          2,174
Boston, MA*            6   WHRC TV(5)      46     4/97                0           272        1,694        16.0%          2,174
Washington, D.C.       7   WVVI TV         66     8/97              940           993        1,331        74.6%          1,928
Dallas, TX             8   KINZ TV         68    12/96                0           683          989        69.1%          1,899
Atlanta, GA            10  WTLK TV         14     4/94              300           998        1,144        87.3%          1,675
Atlanta, GA*           10  WNGM TV         34     4/96              182           312        1,144        27.2%          1,675
Houston, TX            11  KTFH TV         49     3/95              647           846          918        92.2%          1,624
Cleveland, OH          13  WAKC TV         23     3/96              560           817        1,026        79.6%          1,469
Cleveland, OH*         13  WOAC TV         67    10/95              332           370        1,026        36.0%          1,469
Minneapolis, MN        14  KXLI TV         41    10/96              605           664          746        89.0%          1,448
Tampa, FL*             15  WFCT TV         66     8/94                0           968        1,043        92.8%          1,436
Miami, FL*             16  WCTD TV         35     4/94              396         1,019        1,019       100.0%          1,386
Phoenix, AZ            17  KWBF TV         13     3/96               23            28          755         3.7%          1,289
Phoenix, AZ            17  KAJW TV(4)(8)   51    12/97                0             0          755         0.0%          1,289
Denver, CO             18  KUBD TV         59     8/95              430           463          741        62.4%          1,199
Sacramento, CA*        20  KCMY TV         29     7/95              624           640          726        88.0%          1,127
St. Louis, MO          21  WCEE TV(6)(10)  13     1/96               23            65          585        11.2%          1,109
Orlando, FL*           22  WIRB TV         56    12/94              468           777          796        97.6%          1,041
Hartford, CT*          27  WTWS TV(5)      26     3/95              661           854          792       107.9%            916
Kansas City, MO        31  KINB TV         50     5/97              397           433          518        83.5%            792
Milwaukee, WI          32  WHKE TV         55     7/96              257           345          477        72.4%            791
Salt Lake City, UT     36  KOOG TV         30     7/97              200           200          387        51.6%            690
Grand Rapids, MI       37  WILV TV(6)(10)  43     9/96                0           383          412        93.1%            659

Norfolk, VA*           39  WJCB TV         49     8/95              343           404          474        85.3%            636
Oklahoma City, OK      44  KMNZ TV         62    10/96                0           230          374        61.5%            593
Greensboro, NC         46  WAAP TV         16     7/96              323           337          367        92.1%            577
Wilkes Barre, PA*      47  WSWB TV(4)(8)   64    12/97                0             0          452         0.0%            566
Providence, RI         49  WOST TV(4)(7)   69    12/97                0             0          433         0.0%            559
Birmingham, AL         51  WNAL TV         44    10/96               31            88          363        24.2%            547
Albany, NY             52  WOCD TV         55     5/96              251           274          376        72.8%            509
Dayton, OH             53  WTJC TV         26    10/95              298           306          351        87.3%            503
Fresno, CA*            55  KKAG TV         61     6/97              195           222          263        84.5%            496
Little Rock, AR*       56  KVUT TV(4)(8)   42     8/97                0             0          301         0.0%            481
Tulsa, OK              58  KGLB TV         44     7/97                0             1          299         0.2%            468
Roanoke, VA            68  WEFC TV         38    12/97              182           182          263        69.3%            402
Green Bay, WI          70  WSCO TV         14    12/97                0           226          226       100.0%            381
Cedar Rapids, IA*      87  KTVC TV         48     5/97                0            11          198         5.7%            308
San Sebastian, PR      NR  WJWN TV         38     2/96                0             0            0         0.0%              0
Ponce, PR              NR  WKPV TV         20     2/96                0             0            0         0.0%              0
San Juan, PR           NR  WSJN TV(11)     24     2/96              285           285          298        95.6%          1,064
                                                                   ----          ----         ----        -----          -----
-------------------------------------------------------------------------------------------------------------------------------
TOTAL OWNED OR OPERATED(9)                                       17,653        26,567       32,769        81.1%         49,463
-------------------------------------------------------------------------------------------------------------------------------

AFFILIATES
Philadelphia, PA       4   WTVE TV         51    10/96              414           700        2,033        34.4%          2,659
Washington, D.C.       7   WSHE TV         60    10/96                0           124        1,331         9.3%          1,928
Indianapolis, IN       25  WIIB TV         63     1/96              401           424          618        68.6%            957
Hartford, CT           27  WHCT TV         18     7/97                0            70          792         8.9%            916
Raleigh, NC            29  WRMY TV         47     6/96                0           317          512        61.8%            826
Fresno, CA             55  KGMC TV         43     1/96              179           164          263        62.3%            496
                                                                   ----          ----         ----        -----          -----
-------------------------------------------------------------------------------------------------------------------------------
TOTAL OWNED, OPERATED AND AFFILIATES(9)                          18,646        28,365       33,899        83.7%         51,246
-------------------------------------------------------------------------------------------------------------------------------

ANNOUNCED TV ACQUISITIONS
San Fransisco, CA      5   KWOK TV(4)(6)   68                                                1,640                       2,298
Detroit, MI            9   WBSX TV         31                                                1,191                       1,782
Seattle, WA            12  KBCB TV(4)      24                                                1,104                       1,514
Pittsburgh, PA         19  Channel 40      40                                                  899                       1,140
Raleigh, NC            29  WFAY TV         62                                                  512                         826
Nashville, TN          33  WKZX TV         28                                                  496                         789
Buffalo, NY            40  WAQF TV(4)      51                                                  475                         630
West Palm Beach, FL    43  WHBI TV(4)(6)   67                                                  496                         593
Charleston, WV*        57  WKRP TV(4)      29                                                  353                         480
Honolulu, HI*          71  KAPA TV(4)      66                                                  333                         380
Tucson, AZ*            78  KXGR TV(4)      46                                                  215                         356
                                                                                               ---                         ---
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ANNOUNCED TV STATIONS(9)                                                               5,563                       7,665
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
TOTAL TV NETWORK(9)                                                                         39,462                      58,911
-------------------------------------------------------------------------------------------------------------------------------

* Operated pursuant to a time brokerage agreement; except as noted, the Company has an agreement and/or option to acquire a 100% ownership interest.
(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
(2)    Cable households reached at commencement of station's operations.
(3) Cable households reached at 10/97, to be billed in 11/97, and as a percentage of the total market cable households.
(4)    Station is currently under construction or not operating commercially.
(5)    No option to acquire.
(6)    Pending affiliate.
(7)    50% ownership interest.
(8)    49% ownership interest with remaining 51% to be acquired.
(9) Market Household totals do not double count markets where the Company has more than one station.
(10)   Under contract to sell.
(11)   Includes the household numbers for the three markets in Puerto Rico.

Purchases of Broadcast Properties:

During August 1997, the Company entered into an agreement to purchase television station WFAY-TV serving the Raleigh, North Carolina market for $4,500,000.

During September 1997, the Company entered into agreements to purchase television stations WKRP-TV 29 and KXGR-TV 46 serving, respectively, the Charleston, West Virginia and Tucson, Arizona markets for, $8,250,000 and $4,000,000, respectively. The Company intends to initially operate both WKRP-TV and KXGR-TV pursuant to time brokerage agreements before exercising options to acquire both stations.

During October 1997, the Company entered into an agreement to purchase television station WJCB-TV serving the Norfolk, Virginia market for $14,750,000. During October 1997, the Company completed its previously announced acquisitions of WSCO-TV in Green Bay, Wisconsin for approximately $4,750,000, WNAL-TV in Birmingham, Alabama for approximately $10,000,000 and WEFC-TV in Roanoke, Virginia for approximately $5,500,000.

During November 1997, the Company completed the purchase of the remaining 51% of KGLB-TV serving the Tulsa, Oklahoma market not already owned.

Sales of Broadcast Properties:

During July 1997, the Company entered into contracts to sell its interests in television stations WCEE-TV and WILV-TV, serving the St. Louis, Missouri and Grand Rapids, Michigan markets, for $4,800,000 and $7,000,000 respectively, to DP Media, Inc., a company beneficially owned by members of Mr. Paxson's family. The Company plans to continue including these stations in its nationwide broadcast TV network pursuant to affiliation agreements. The Company has received approximately $3,600,000 and $5,250,000 of the purchase price for WCEE-TV and WILV-TV, respectively. The final funds are due upon regulatory approval and transfer of the station licenses. The Company believes that the terms of such transactions were at least as favorable as they would have been if obtained in an arm's length transactions with an unaffiliated third party.

Cable Television Network Joint Venture:

During September 1997, the Company announced that it had entered into a letter of intent with DCI under which DCI will acquire a 70% controlling interest in a new cable television service partnership formed by the Company and DCI. The Company will contribute its cable television network, The Travel Channel, to this new partnership. The Company's unconsolidated subsidiary will receive $20 million cash, a 30% ownership interest in the new partnership and an annual consulting fee of $300,000. The Company's unconsolidated subsidiary will receive a priority credit of $55 million to its capital account and DCI will receive a $20 million priority credit. The Company's unconsolidated subsidiary intends to use the $20 million that it will receive from this transaction to repay the acquisition loan outstanding. See Note 3 of the Notes to Consolidated Financial Statements. DCI will serve as the managing partner with its Discovery Networks US unit overseeing all operations of the cable television service partnership including administration, programming, affiliate sales, advertising sales and marketing.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                                    Statements of Operations


                                             For the nine months                 For the three months
                                             ended September 30,                 ended September 30,
                                             ---------------------               --------------------
                                             1997             1996               1997            1996
                                             ----             ----               ----            ----
Revenues                                     100.0%           100.0%             100.0%          100.0%
Operating Expenses:
  Direct                                      16.6             17.0               14.6            18.4
  Programming                                  4.7              4.0                3.8             4.5
  Sales and promotion                          5.2              5.9                6.8             6.9
  Technical                                   10.6              7.0               10.1             8.2
  General and administrative                  29.2             31.8               25.0            35.2
  Trade and barter                             0.4                -                0.7               -
  Time brokerage agreement fees               13.5              4.7               24.7             5.3
  Option plan compensation                     3.5              5.5                3.0             2.1
  Depreciation and amortization               24.1             19.9               24.6            23.9
                                             -----            -----              -----           -----
 Total operating expenses                    107.8             95.8              113.3           104.5
                                             -----            -----              -----           -----
Operating (loss) income                       (7.8)             4.2              (13.3)           (4.5)

Other income (expense):
  Interest expense                           (45.2)           (51.8)             (41.1)          (48.4)
  Interest income                              5.4             12.4                2.6             8.6
  Other expense, net                          (5.1)            (1.6)             (10.5)           (0.5)
                                             -----            -----              -----           -----

Loss from continuing operations              (52.7)           (36.8)             (62.3)          (44.8)
                                             =====            =====              =====           =====

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Consolidated revenues for the nine months ended September 30, 1997 increased 43% (or $18.3 million) to $61.3 million from $43.0 million for the nine months ended September 30, 1996. This increase was primarily due to television station acquisitions and new time brokerage operations.

Operating expenses for the nine months ended September 30, 1997 increased 60.4% (or $24.9 million) to $66.1 million from $41.2 million for the nine months ended September 30, 1996. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($2.9 million), other non-direct costs, which are primarily due to operating new television stations ($9.5 million), higher depreciation and amortization, primarily related to assets acquired ($6.2 million), and increased time brokerage agreement fees, primarily related to new time brokerage operations ($6.2 million).

Operating cash flow for the nine months ended September 30, 1997 increased 40.2% (or $5.9 million) to $20.5 million, from $14.6 million for the nine months ended September 30, 1996. The increase in operating cash flow was primarily a result of television station acquisitions and new time brokerage operations. "Operating cash flow" is defined as net income excluding non-cash items, non-recurring items including terminated operations, interest, other income, income taxes and time brokerage fees, less scheduled program rights payments. The Company has included operating cash flow data because the financial performance of broadcast companies is frequently evaluated based on some measure of cash flow from operations. Operating cash flow is not, and should not be used as an indicator of or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements as it is not a measure of financial performance under generally accepted accounting principles.

Interest expense for the nine months ended September 30, 1997 increased to $27.7 million from $22.3 million for the nine months ended September 30, 1996, an increase of 24.3% primarily due to a greater level of senior debt throughout the period. As a result of acquisitions, at September 30, 1997, total long-term debt and senior subordinated notes were $351.2 million, compared with the balance of $231.8 million outstanding a year prior.

Interest income for the nine months ended September 30, 1997 decreased to $3.3 million from $5.3 million, primarily due to lower levels of cash and cash equivalents invested throughout the period.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Consolidated revenues for the three months ended September 30, 1997 increased 59% (or $8.9 million) to $23.8 million from $14.9 million for the three months ended September 30, 1996. This increase was primarily due to television station acquisitions and new time brokerage operations.

Operating expenses for the three months ended September 30, 1997 increased 72.4% (or $11.3 million) to $26.9 million from $15.6 million for the three months ended September 30, 1996. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($0.7 million), other non-direct costs, which are primarily due to operating new television stations ($2.7 million), higher depreciation and amortization, primarily related to assets acquired ($2.3 million), increased time brokerage agreement fees, primarily related to new time brokerage operations ($5.1 million), and increased option plan compensation costs ($.4 million).

Operating cash flow for the three months ended September 30, 1997 increased 135.7% (or $5.4 million) to $9.4 million, from $4.0 million for the three months ended September 30, 1996. The increase in operating cash flow was primarily a result of television station acquisitions and new time brokerage operations.

Interest expense for the three months ended September 30, 1997 increased to $9.8 million from $7.2 million for the three months ended September 30, 1996, an increase of 34.9% primarily due to a greater level of senior debt throughout the period. As a result of acquisitions, at September 30, 1997, total long-term debt and senior subordinated notes were $351.2 million, compared with the balance of $231.8 million outstanding a year prior.

Interest income for the three months ended September 30, 1997 decreased to $0.6 million from $1.3 million, primarily due to lower levels of cash and cash equivalents invested throughout the period.

LIQUIDITY AND CAPITAL RESOURCES

On October 1, 1997, the Company completed the first phase of its radio segment sale resulting in gross proceeds of approximately $395.1 million. Additional consideration to be received by the Company upon the sale of the remaining radio station assets is approximately $205.4 million including the LPI note and interest. Also during October 1997, the Company sold its Tampa billboard operations for approximately $4.5 million and assigned its rights to purchase three radio stations in West Palm Beach, Florida to LWP Radio, Inc., which completed these purchases. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the above transactions. The Company anticipates that the proceeds from the radio segment sales will be primarily utilized to fund the television station acquisitions and programming payments discussed below along with related capital requirements. The completion of each of the acquisitions discussed below is subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that any of such acquisitions will be completed.


The Company's working capital at September 30, 1997 and December 31, 1996 was $24 million and $76.2 million, respectively, and the ratio of current assets to current liabilities was 1.92:1 and 4.88:1 on such dates, respectively. Working capital decreased primarily due to the acquisitions previously discussed.

Cash provided by operations of $4.1 million and $22.4 million for the nine months ended September 30, 1997 and 1996, respectively, reflects the improvement in operating results of existing properties, acquisitions and time brokerage properties net of increased interest expense and increases in other assets. Cash used for investing activities primarily reflects the acquisitions and investments discussed above, and purchases of equipment for these and existing properties net of the proceeds from the sale of network affiliated television. Cash provided by financing activities primarily reflects the proceeds from the long term debt borrowings net of debt repayments. In addition, the Company has advanced $1,530,000 to The Christian Network, Inc. ("CNI") during the nine months ended September 30, 1997 under a demand note bearing interest at the prime rate (currently 8.50%). At September 30, 1997 the Company had total advances to CNI outstanding of approximately $4,523,000 million, which has been included in investments in broadcast properties. Non-cash activity relates to option plan compensation, reciprocal trade and barter advertising revenue and expense and accretion of discount on senior subordinated notes, as well as dividends and accretion on the redeemable preferred stock. The sale of WTWS-TV during the first quarter of 1997 was a non cash transaction and accordingly is not reflected in the statement of cash flows.

The Company's primary capital requirements are for the acquisition of broadcasting properties and related capital expenditures, programming payments and interest and principal payments on indebtedness. The Company's outstanding Senior subordinated notes require semi-annual interest payments at a fixed rate. The Company presently has $120 million of outstanding borrowings under its $200 million senior secured revolving credit facility ("Senior Facility"). Borrowings under the Senior Facility bear interest at floating rates and require interest payments on varying dates, but at least quarterly, depending on the interest rate option selected by the Company.

The Company believes that the cash on hand and net proceeds from the radio segment sales will be sufficient to complete the investments and programming payments discussed below (including the expected capital expenditures associated therewith and net of deposits and advances made to date), and to meet its anticipated short term and long term working capital requirements for its existing properties. However, should the Company suffer a significant impairment to its cash flow from operations due to the occurrence of one or more adverse events, the Company could have insufficient resources to repay indebtedness under the Senior Facility or the senior subordinated notes when due or to make required payments on its preferred stock.

PROGRAMMING COMMITMENTS

The Company has entered into commitments for broadcast rights related to programs that are not currently available for broadcast and therefore not included in the consolidated financial statements. Future minimum annual payments under these agreements as of September 30, 1997 are as follows:

     1997                                     $ 37,622,500
     1998                                       21,983,701
     1999                                       57,061,934
     2000                                       54,642,766
     2001                                       48,814,099
     2002                                       17,933,333
     2003                                        3,520,000
     2004                                        2,346,667
                                              ------------
                                              $243,925,000

The Company has also committed to purchase additional future episodes of these programs should they be made available.

INVESTMENT COMMITMENTS

The completion of each of the investments discussed below is subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that any of such investments will be completed. The Company has agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to, the following properties, which are subject to various conditions, including the receipt of regulatory approvals:

Property                     Market Served *                    Purchase Price
------------------------------------------------------------------------------
Television:
WPXN-TV                      New York City, NY (1)                $257,500,000
WBSX-TV                      Detroit, MI                          $ 35,000,000
Channel 40                   Pittsburgh, PA                       $ 35,000,000
KCMY-TV                      Sacramento, CA (2)                   $ 17,000,000
WJCB-TV                      Norfolk, VA                          $ 14,750,000
WIRB-TV                      Orlando, FL (3)                      $ 13,162,000
WNAL-TV                      Birmingham, AL (4)                   $ 10,000,000
WKRP-TV                      Charleston, WV                       $  8,250,000
KBCB-TV                      Seattle, WA                          $  8,000,000
KKAG-TV                      Fresno, CA (5)                       $  7,960,000
WHBI-TV                      West Palm Beach, FL (6)              $  7,000,000
KAJW-TV                      Phoenix, AZ (7)                      $  6,600,000
WSWB-TV                      Wilkes-Barre, Scranton, PA (7)       $  6,160,000
WEFC-TV                      Roanoke, VA (11)                     $  5,500,000
KAPA-TV                      Honolulu, HI                         $  5,000,000
KTVC-TV                      Cedar Rapids, IA (8)                 $  5,000,000
WSCO-TV                      Green Bay, WI    (11)                $  4,750,000
KWOK-TV                      San Francisco, CA (6)                $  4,500,000
WFAY-TV                      Raleigh, NC                          $  4,500,000
WKZX-TV                      Nashville, TN                        $  4,200,000
KXGR-TV                      Tucson, AZ                           $  4,000,000
WAQF-TV                      Buffalo, NY (9)                      $  3,000,000
WHCT-TV                      Hartford, CT                         $  3,000,000
KVUT-TV                      Little Rock, AR (7)                  $  1,250,000
WFCT-TV, WCTD-TV             Tampa and Miami, FL                  $    801,000
KGLB-TV                      Tulsa, OK (10)                       $    421,000

Paxson Radio:
WKGR-FM, WOLL-FM             West Palm Beach, FL (12)             $ 28,400,000
WBZT-AM

* Each station is licensed by the FCC to serve a specific community, which is included in the listed market.

(1) $7,500,000 of the purchase price is payable at the Company's option by issuance of Class A Common Stock of the Company.

(2) The Company has loaned an aggregate of $8,500,000 to KCMY-TV and began operating the station pursuant to a time brokerage agreement on October 1, 1996, pending completion of the acquisition of the station. The loan will be applied to the purchase price at the date of closing.

(3) The Company has outstanding loans at September 30, 1997 aggregating approximately $4,065,000 which will be applied against the purchase price at the date of closing. The Company is currently operating this station pursuant to a time brokerage agreement.

(4) In September 1996, the Company loaned $8,000,000 to WNAL-TV and began operating the station pursuant to a time brokerage agreement pending completion of the acquisition of the station. The loan was repaid upon closing during October 1997.

(5) The Company began operating the station pursuant to a time brokerage agreement on June 1, 1997 pending completion of the acquisition of the station.

(6) The Company has committed to loan up to $7,000,000, and $4,500,000 to Cocola Broadcasting ("Cocola") to finance the construction and acquisition of stations WHBI-TV and KWOK-TV, respectively. At September 30, 1997, the Company had advanced approximately $9,164,000 to Cocola. The Company plans to provide programming for the stations pursuant to affiliation agreements upon Cocola's acquisitions and commencement of operations.

(7) The Company has acquired a 49% interest in this property; commitment represents purchase price for the remaining 51%.

(8) On May 3, 1997, the Company began operating the station pursuant to a time brokerage agreement. The purchase price reflects the cash portion only and does not include additional consideration of 600,000 shares of Class A Common Stock of the Company.

(9) Includes the purchase of two low power television stations, W69CS and W63BM.

(10) The Company completed the purchase of the remaining 51% interest in this station during November 1997.

(11)     The Company completed the purchase in October 1997.

(12) The Company assigned its rights to purchase these stations to LWP Radio as discussed elsewhere herein. LWP Radio completed the purchase in October 1997.

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

3.1.2    The Company's Certificate of Designations of the Company's Junior
         Cumulative Compounding Redeemable Preferred Stock**

3.1.3    The Company's Certificate of Designations of the Company's 12 1/2%
         Cumulative Exchangeable Preferred Stock ****

3.1.4    Bylaws of the Company***

4.1      Form of Stock Certificate of Class A Common Stock*

4.2      Fourth Amendment, dated September 25, 1997, to the Amended and Restated
         Credit Agreement, dated as of November 19, 1996, among Paxson
         Communications Corporation, the Lenders from time to time party thereto and Union Bank of California, N.A., as Agent

4.3      Credit Amendment, dated July 11, 1997, among Travel Channel Acquisition
         Corporation, the Several Lenders from Time to Time Parties Hereto and
         Union Bank of California, N.A., as the Agent

10.179   Asset Purchase Agreement, dated August 25, 1997, by and among Paxson
         Communications Corporation, Clear Channel Metroplex, Inc., Clear
         Channel Metroplex Licenses, Inc. and Clear Channel Communications, Inc.
         (filed as exhibit 2.1 with the Company's Form 8-K, dated October 1,
         1997 and incorporated herein by reference)

10.180   Asset Purchase Agreement, dated August 25, 1997, by and among Paxson
         Communications Corporation, L. Paxson, Inc., Clear Channel Metroplex,
         Inc., Clear Channel Metroplex Licenses, Inc. and Clear Channel
         Communications, Inc. (filed as exhibit 2.2 with the Company's Form 8-K, dated October 1, 1997 and incorporated herein by reference)

10.181   Asset Purchase Agreement, dated August 29, 1997, by and among Paxson
         Communications of Fayetteville-62, Inc., Fayetteville-Cumberland
         Telecasters, Inc., Fayetteville-Cumberland Telecasters Inc.,
         Debtor-in-Possession, and Poplar Apartments Limited Partnership for
         Television station WFAY, Fayetteville, North Carolina

10.182   Stock Purchase Agreement, dated September 2, 1997, by and among Channel
         29 of Charleston, Inc., Paxson Communications of Charleston-29, Inc.
         and Mountaineer Broadcasting Corporation and William L. Kepper

10.183   Stock Purchase Agreement, dated September 9, 1997, by and among Channel
         46 of Tucson, Inc., Paxson Communications of Tucson-46, Inc. and
         Sungilt Corporation, Inc.

10.184   Asset Purchase Agreement, dated October 16, 1997, by and between Paxson
         Communications Corporation and Channel 49 Acquisition Corporation for television station WJCB-TV, Norfolk, Virginia

10.185   Asset Purchase Agreement, dated October 24, 1997, between Universal
         Outdoor, Inc. and Paxson Communications Corporation

27       Financial Data Schedule (for SEC use only)

-------------------


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


                                    PAXSON COMMUNICATIONS CORPORATION



Date: November 14, 1997             By: /s/ James B. Bocock
                                        -----------------------------
                                        James B. Bocock
                                        President, Chief Operating
                                        Officer, Director







Date: November 14, 1997             By: /s/ Arthur D. Tek
                                        -----------------------------
                                        Arthur D. Tek
                                        Vice President, Chief
                                        Financial Officer, Director