Form 10-K
period 1997-12-31
PAXSON COMMUNICATIONS CORP
filed 1998-03-17
CIK 923877

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

   (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
                                                                       NAME OF EXCHANGE
                  TITLE OF EACH CLASS                                ON WHICH REGISTERED
--------------------------------------------------------         ----------------------------
      Class A Common Stock, $0.001 par value                       American Stock Exchange
      11 5/8% Senior Subordinated Notes                            American Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates as of March 9, 1998 is $233,013,000, computed by reference to the closing price for such shares on the American Stock Exchange.

    The number of shares outstanding of each of the registrant's classes of common stock, as of March 9, 1998 was: 51,381,100 shares of Class A Common Stock, $.001 par value, and 8,311,639 shares of Class B Common Stock, $.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 17, 1998.

================================================================================

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    16
Item 3.    Legal Proceedings...........................................    17
Item 4.    Submission of Matters to Vote of Security Holders...........    18
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    18
Item 6.    Selected Financial Data.....................................    20
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    21
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    27
Item 8.    Financial Statements and Supplementary Financial Data.......    27
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................    27
Item 10.   Directors and Executive Officers of the Registrant..........    27
Item 11.   Executive Compensation......................................    27
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    27
Item 13.   Certain Relationships and Related Transactions..............    27
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................    27

ITEM 1.  BUSINESS

GENERAL

     Paxson Communications Corporation (the "Company") is a broadcasting company whose principal business is the ownership and operation of the largest broadcast television station group in the United States. The Company commenced its television operations in early 1994 in anticipation of deregulation of the broadcast industry. In response to federal regulatory changes increasing limits on broadcast television station ownership and mandating cable carriage of local television stations, the Company has expanded rapidly, through acquisitions and construction of television stations, to establish the largest owned and operated broadcast television station group in the United States. The Company currently owns or operates 58 stations and has 8 affiliates carrying the Company network television programming. Upon completion of pending acquisitions, construction projects, divestitures and other transactions, the Company will have 77 owned, operated and affiliated television stations and it will be the only television broadcaster that owns stations in all of the top 20 television markets in the United States. The Company's broadcast television station group will then include 71 full power television stations and the Company will have a broadcasting presence in 75 markets, including 42 of the top 50 television markets. Subject to the receipt of additional financing, regulatory approvals and other conditions, the Company expects to complete substantially all of the acquisitions within the next year.

     In addition to expanding the distribution capacity of its broadcast television group, the Company has traditionally pursued a strategy of operating its television stations inexpensively relative to comparable television stations in similar markets. Typically, the Company has been able to acquire non-network affiliated stations with marginal operating results for relatively low cost. Generally, the stations have begun to cover operating costs and contribute positively to the Company's cash flows from operations shortly after being incorporated into the Company's centralized television infrastructure.

     The Company has sought to provide its stations with programming that maximizes the value of its television properties. Consistent with its low cost operating strategy, the Company's television group currently broadcasts long form paid programming, consisting primarily of infomercials, under the Company's proprietary television network programming service known as "inTV". The Company launched inTV in January 1995 with four broadcast television stations in order to participate in the rapidly growing infomercial industry. Infomercials and long form paid programming have allowed the Company to operate its stations with insignificant programming costs, furthering its low cost operating strategy.

     As the Company's television distribution capacity has increased, the Company has continued to evaluate the best use of such capacity. Seeking to leverage the value of its extensive broadcast properties and to participate in the larger advertising revenue pool of the traditional television "spot" advertising market, the Company announced in November 1997 that it would launch its PAX NET television network on August 31, 1998. PAX NET will serve as a brand name for the programming that the Company expects to provide to its television stations, other affiliated television stations, cable systems and satellite television providers. PAX NET programming will generally consist of family-oriented traditional entertainment television programming, including a variety of off-network drama, situation comedy, talk and information programs and movies. By utilizing a centralized programming acquisition strategy, the Company expects to incur programming costs per station less than those of comparable television stations in similar markets. After the launch of PAX NET, the Company will continue to air long form and infomercial programming at such times and in such amounts as the Company believes will maximize the value of its broadcast properties.

     The Company was founded in 1991 by Lowell W. "Bud" Paxson. Mr. Paxson has been at the forefront of several innovative broadcasting concepts over the last decade, including his leadership role in the creation and early growth of electronic retailing as the creator and co-founder of Home Shopping Network, Inc. and Silver King Communications, Inc.

     In 1997, the Company discontinued two business segments, Paxson Radio and Paxson Network-Affiliated Television. Paxson Radio's assets, which included the Company's radio and billboard operations and an agreement to purchase three additional radio stations, were sold for aggregate consideration of approximately $629 million, consisting of approximately $602 million of cash and the assumption of the purchase commitment. Paxson Network-Affiliated Television, which consisted of two traditional network-affiliated television stations, was sold for aggregate consideration of approximately $119 million. The Company is reinvesting the net proceeds from such sales in additional television stations. These business segments have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. See Note 2 to the Consolidated Financial Statements appearing elsewhere in this report for additional discussion of these transactions.

PAXSON TELEVISION DISTRIBUTION STRATEGY

     The Company has typically acquired non-network affiliated stations with marginal operating results at a relatively low cost compared to network affiliated stations. Certain of these stations are licensed to communities outside the center of major television markets, but within such markets' designated market areas ("DMA"). By virtue of the "must carry" rules of the Federal Communications Commission ("FCC"), these stations are generally entitled to carriage on cable systems throughout the DMA. Through the exercise of "must carry" rights and the improvement of its stations' over-the-air signals, the Company has increased its station reach within each of its markets. The upholding of the "must carry" rules by the Supreme Court in March 1997 reinforced the Company's distribution strategy. The Company believes that its stations reach a significant number of over-the-air television households that do not receive cable television. The Company continues to seek to expand television distribution through the purchase or operation of, or affiliation with, independent television stations in major United States television markets. As of February 28, 1998, the DMAs to be served by the Company's stations upon completion of pending acquisitions, divestitures and other transactions, contained approximately 72 million television households, of which approximately 48 million were served by cable television.

     By purchasing independent television stations, entering into time brokerage agreements, affiliating with stations, and extending its stations' reach on cable via "must carry" requirements, the Company has created a valuable national television broadcasting distribution infrastructure. The Company's television stations included in its broadcast distribution network are either (i) owned, in whole or in part, by the Company, (ii) operated by the Company pursuant to time brokerage agreements entered into with FCC licensees, or (iii) owned by independent television station operators that enter into affiliation agreements with the Company. During January 1998, the Company adopted new call letters for 39 of its television stations in an effort to more closely align the station call letters with PAX NET. These new call letters have been utilized throughout this report.

     The following table lists television stations that the Company owns, operates or is affiliated with, and that the Company has agreements to acquire or operate, as identified under "Pending Acquisitions or Affiliates" below. (Television and cable households in thousands.)

                                                                               STATION CABLE       CURRENT          TOTAL
                       TV MARKET      STATION CALL            COMMENCEMENT      CARRIAGE AT     STATION CABLE   MARKET CABLE
MARKET(1)                RANK        (FORMER CALL)      CH    OF OPERATIONS   COMMENCEMENT(2)    CARRIAGE(3)    HOUSEHOLDS(3)
---------              ---------   ------------------   ---   -------------   ---------------   -------------   -------------
Owned or Operated
New York, NY.........       1      WPXN                  31        7/97            4,141            4,419           4,825
New York, NY.........       1      WIPX (whai)(17)       43        3/96              626              541           4,825
Los Angeles, CA......       2      KPXN (kzki)           30        5/95            1,453            2,729           3,133
Philadelphia, PA.....       4      WPPX (wtgi)           61        2/95            1,225            1,663           2,033
San Francisco, CA....       5      KKPX (klxv)           65        6/95              650            1,310           1,640
Boston, MA...........       6      WPXB (wgot)           60        5/95              604            1,056           1,694
Boston, MA*..........       6      WBPX (whrc)(5)        46        4/97                0              460           1,694
Washington, D.C......       7      WPXW (wvvi)           66        8/97              940            1,040           1,331
Dallas, TX...........       8      KPXD (kinz)(15)       68       12/96                0              687             989
Detroit, MI..........       9      WPXD (wbsx)           31        1/98              624              712           1,191
Atlanta, GA..........      10      WPXA (wtlk)           14        4/94              300              985           1,144
Atlanta, GA*.........      10      WNGM(10)              34        4/96              182              344           1,144
Houston, TX..........      11      KPXB (ktfh)           49        3/95              647              889             918
Seattle, WA..........      12      KWPX(kbge)            33        3/98              592              592           1,104
Cleveland, OH........      13      WVPX (wakc)           23        3/96              560              981           1,026
Cleveland, OH*.......      13      WOAC(10)              67       10/95              332              470           1,026
Minneapolis, MN......      14      KPXM (kxli)           41       10/96              605              637             746
Tampa, FL............      15      WXPX (wfct)           66        8/94                0            1,045           1,043
Miami, FL............      16      WPXM (wctd)           35        4/94              396            1,047             993
Phoenix, AZ..........      17      KBPX (kwbf)           13        3/96               23               28             755
Phoenix, AZ*.........      17      KAJW(4)(8)            51                            0                0             755
Denver, CO...........      18      KPXC (kubd)           59        8/95              430              474             741
Sacramento, CA*......      20      KSPX (kcmy)           29        7/95              624              640             726
Orlando, FL..........      22      WOPX (wirb)           56       12/94              468              781             796
Indianapolis, IN.....      25      W51BU(14)             51        3/98                0                0             618
Hartford, CT*........      27      WHPX (wtws)(5)        26        3/95              661              832             792
Raleigh, NC..........      29      WFPX (wfay)           62        1/98              111              132             512
Kansas City, MO......      31      KPXE (kinb)           50        5/97              397              439             518
Milwaukee, WI........      32      WPXE (whke)(6)(10)    55        7/96              257              401             477

                           CURRENT           TOTAL
                        STATION CABLE      MARKET TV
MARKET(1)               CARRIAGE%(3)     HOUSEHOLDS(3)
---------              ---------------   -------------
Owned or Operated
New York, NY.........        91.6%           6,756
New York, NY.........        11.2%           6,756
Los Angeles, CA......        87.1%           5,009
Philadelphia, PA.....        81.8%           2,659
San Francisco, CA....        79.9%           2,298
Boston, MA...........        62.3%           2,174
Boston, MA*..........        27.1%           2,174
Washington, D.C......        78.1%           1,928
Dallas, TX...........        69.4%           1,899
Detroit, MI..........        59.7%           1,782
Atlanta, GA..........        86.1%           1,675
Atlanta, GA*.........        30.1%           1,675
Houston, TX..........        96.8%           1,624
Seattle, WA..........        53.6%           1,514
Cleveland, OH........        95.6%           1,469
Cleveland, OH*.......        45.8%           1,469
Minneapolis, MN......        85.4%           1,448
Tampa, FL............       100.2%           1,436
Miami, FL............       105.4%           1,386
Phoenix, AZ..........         3.7%           1,289
Phoenix, AZ*.........         0.0%           1,289
Denver, CO...........        64.0%           1.199
Sacramento, CA*......        88.0%           1,127
Orlando, FL..........        98.1%           1,041
Indianapolis, IN.....         0.0%             957
Hartford, CT*........       105.1%             916
Raleigh, NC..........        25.7%             826
Kansas City, MO......        84.7%             792
Milwaukee, WI........        84.0%             791

                                                                               STATION CABLE       CURRENT          TOTAL
                       TV MARKET      STATION CALL            COMMENCEMENT      CARRIAGE AT     STATION CABLE   MARKET CABLE
MARKET(1)                RANK        (FORMER CALL)      CH    OF OPERATIONS   COMMENCEMENT(2)    CARRIAGE(3)    HOUSEHOLDS(3)
---------              ---------   ------------------   ---   -------------   ---------------   -------------   -------------
Nashville, TN........      33      WNPX (wkzx)           28        1/98               39               39             496
Columbus, OH.........      34      WLWG-LP(14)           62        3/98                0                0             473
Salt Lake City, UT...      36      KUPX (koog)           30        7/97              200              219             387
Norfolk, VA..........      39      WPXV (wjcb)           49        8/95              343              408             474
New Orleans, LA*.....      41      WCCL                  49        1/98              366              366             455
Memphis, TN*.........      42      WFBI                  50        1/98              259              259             390
West Palm Beach, FL..      43      WPXP(whbi)(12)        67        3/98                0                0             496
Oklahoma City, OK....      44      KOPX (kmnz)           62       10/96                0              234             374
Greensboro, NC.......      46      WGPX (waap)           16        7/96              323              341             367
Wilkes Barre, PA*....      47      WQPX (wswb)(4)(8)     64                            0                0             452
Providence, RI.......      49      WPXQ (wost)(4)(7)     69                            0                0             433
Birmingham, AL.......      51      WPXH (wnal)           44       10/96               31              109             363
Albany, NY...........      52      WYPX (wocd)           55        5/96              251              274             376
Dayton, OH...........      53      WDPX (wtjc)           26       10/95              298              310             351
Fresno, CA...........      55      KPXF (kkag)           61        6/97              195              193             263
Little Rock, AR*.....      56      KVUT(4)(8)            42                            0                0             301
Charleston, WV*......      57      WKRP(4)(8)            29                            0                0             353
Tulsa, OK*...........      58      KTPX (kglb)           44       10/97                0              191             299
Las Vegas, NV........      61      KVPX-LP(14)           59        2/98                0                0             302
Knoxville, TN*.......      64      WPXK(wpmc)            54        1/98              161              161             299
Roanoke, VA..........      68      WPXR (wefc)           38       10/97              182              189             263
Green Bay, WI........      70      WPXG (wsco)(4)        14                            0                0             226
Syracuse, NY*........      72      WAUP(4)(8)            56                            0                0             379
Ft. Myers, FL........      83      W57CJ(14)             57        8/96                0                0             253
Chattanooga, TN......      86      W55CD(14)             55        4/94                0                0             217
Cedar Rapids, IA.....      87      KPXR (ktvc)           48        5/97                0              161             198
San Sebastian, PR....      NR      WJWN                  38        2/96
Ponce, PR............      NR      WKPV                  20        2/96
San Juan, PR.........      NR      WJPX (wsjn)           24        2/96              285              285             298
                                                                                  ------           ------          ------
      Total Owned or Operated(9)                                                  19,782           29,070          39,185
Affiliates
Philadelphia, PA.....       4      WTVE(11)              51       10/96              414              814           2,033
Washington, D.C......       7      WWPX (wshe)(13)       60       10/96                0              122           1,331
St. Louis, MO........      21      WPXS (wcee)(13)       13        1/96               23               65             585
Indianapolis, IN.....      25      WIIB(11)              63        1/96              401              424             618
Hartford, CT.........      27      WHCT(11)              18        7/97                0              183             792
Raleigh, NC..........      29      WRPX (wrmy)(13)       47        6/96                0              377             512
Grand Rapids, MI.....      37      WZPX (wilv)(13)       43        9/96                0              415             412
Fresno, CA...........      55      KGMC(11)              43        1/96              179              164             263
                                                                                  ------           ------          ------
      Total Affiliates                                                             1,016            2,564           6,546
      Total Owned, Operated and Affiliates(9)                                     20,798           31,634          40,182
                                                                                  ======           ======          ======


                                                                           CURRENT           TOTAL
                                                                        STATION CABLE      MARKET TV
MARKET(1)                                                               CARRIAGE%(3)     HOUSEHOLDS(3)
---------                                                              ---------------   -------------
Nashville, TN........                                                         7.9%             789
Columbus, OH.........                                                         0.0%             739
Salt Lake City, UT...                                                        56.5%             690
Norfolk, VA..........                                                        86.1%             636
New Orleans, LA*.....                                                        80.6%             623
Memphis, TN*.........                                                        66.2%             614
West Palm Beach, FL..                                                         0.0%             593
Oklahoma City, OK....                                                        62.5%             593
Greensboro, NC.......                                                        92.9%             577
Wilkes Barre, PA*....                                                         0.0%             566
Providence, RI.......                                                         0.0%             559
Birmingham, AL.......                                                        30.1%             547
Albany, NY...........                                                        72.8%             509
Dayton, OH...........                                                        88.3%             503
Fresno, CA...........                                                        73.3%             496
Little Rock, AR*.....                                                         0.0%             481
Charleston, WV*......                                                         0.0%             480
Tulsa, OK*...........                                                        64.0%             468
Las Vegas, NV........                                                         0.0%             450
Knoxville, TN*.......                                                        53.8%             441
Roanoke, VA..........                                                        71.8%             402
Green Bay, WI........                                                         0.0%             381
Syracuse, NY*........                                                         0.0%             378
Ft. Myers, FL........                                                         0.0%             320
Chattanooga, TN......                                                         0.0%             310
Cedar Rapids, IA.....                                                        81.7%             308
San Sebastian, PR....
Ponce, PR............
San Juan, PR.........                                                        95.6%           1,064
                                                                            -----           ------
      Total Owned or Operated(9)                                             74.9%          58,512
Affiliates
Philadelphia, PA.....                                                        40.0%           2,659
Washington, D.C......                                                         9.2%           1,928
St. Louis, MO........                                                        11.2%           1,109
Indianapolis, IN.....                                                        68.6%             957
Hartford, CT.........                                                        23.1%             916
Raleigh, NC..........                                                        73.6%             826
Grand Rapids, MI.....                                                       100.9%             659
Fresno, CA...........                                                        62.3%             496
                                                                            -----           ------
      Total Affiliates                                                       39.2%           9,550
      Total Owned, Operated and Affiliates(9)                                79.7%          60,280
                                                                            =====           ======

Pending Acquisitions or Affiliates
Chicago, IL..........       3      WCFC                  38                                                         1,950
San Francisco, CA....       5      KWOK(4)(10)           68                                                         1,640
Pittsburgh, PA.......      19      Channel 40            40                                                           899
Portland, OR.........      24      KBSP                  22                                                           611
Buffalo, NY..........      40      WAQF(4)               51                                                           475
Albuquerque, NM......      48      Channel 14(4)         14                                                           332
Jacksonville, FL.....      54      WDVL-LP(4)(14)        54                                                           376
Mobile, AL...........      62      Channel 61(4)         61                                                           324
Des Moines, IA.......      69      Channel 39(4)         39                                                           233
Honolulu, HI*........      71      KAPA(4)               66                                                           333
Spokane, WA..........      73      Channel 34(4)         34                                                           233
Shreveport, LA.......      76      Channel 21(4)         21                                                           217
Portland, ME.........      80      Channel 23(4)         23                                                           266
Champaign, IL........      81      WFHL                  23                                                           249
Davenport, IA........      89      Channel 67(4)         67                                                           202
Jackson, MS..........      90      Channel 51(4)         51                                                           177
Greenville, NC.......     106      Channel 38(4)         38                                                           152
Odessa, TX...........     150      Channel 30(4)         30                                                            98
Christiansted, VI....      NR      Channel 15(4)         15                                                            18
                                                                                                                   ------
      Total Proposed TV Stations(9)                                                                                 7,146
                                                                                                                   ------
      Total Pending TV Acquisitions or Affiliates(9)(16)                                                           47,327
                                                                                                                   ======


Pending Acquisitions
Chicago, IL..........                                               3,140
San Francisco, CA....                                               2,298
Pittsburgh, PA.......                                               1,140
Portland, OR.........                                                 976
Buffalo, NY..........                                                 630
Albuquerque, NM......                                                 560
Jacksonville, FL.....                                                 502
Mobile, AL...........                                                 450
Des Moines, IA.......                                                 383
Honolulu, HI*........                                                 380
Spokane, WA..........                                                 375
Shreveport, LA.......                                                 366
Portland, ME.........                                                 350
Champaign, IL........                                                 331
Davenport, IA........                                                 302
Jackson, MS..........                                                 297
Greenville, NC.......                                                 234
Odessa, TX...........                                                 134
Christiansted, VI....                                                  36
                                                                   ------
      Total Proposed TV Stations(9)                                10,688
                                                                   ------
      Total Pending TV Acquisitions or Affiliates(9)(16)           70,868
                                                                   ======

---------------

* Operated or to be operated pursuant to a time brokerage agreement; except as noted, the Company has an agreement and/or an option to acquire a 100% ownership interest.

NR  Not ranked

(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.

(2) Cable households reached at commencement of station's operations.

(3) Cable households are those reached at 2/98, per station and local cable system management and are to be billed in 3/98. Source for total market cable and total market television households is A.C. Nielsen, published 9/97. Households for the three markets in Puerto Rico per Morgan Stanley, Dean Witter and the Virgin Islands per BIA.

(4) Station is currently under construction or not operating commercially.

(5) The Company has no option to acquire this station.

(6) Pending affiliate.

(7) 50% ownership interest.

(8) 49% ownership interest with an option for the remaining 51%.

(9) Figures represent total cable and television households in each market monthly and are not necessarily indicative of the number of households reached by each station in its market; totals do not double count markets where the Company has more than one station.

(10)The Company has contracted or entered into a letter of intent to sell its interest in this station.

(11)Currently an inTV affiliate only.

(12)33% ownership interest with an option to acquire up to 90%.

(13)The Company has an option to acquire, or right of first refusal upon a proposed sale, of station.

(14)A low power station. Other low power stations the Company owns or operates, which simulcast programs aired on an owned or operated full power television station in the same market, are not presented.

(15)The Company has an 80% ownership interest in this station.

(16)After accounting for all acquisitions, divestitures, and other transactions including those stations which the Company does not anticipate becoming a PAX NET affiliate (see footnote 11) as well as additional markets served by the Company's station group including Rochester, NY (WAQF), Lansing, MI
    (WZPX), Monterey/Salinas, CA (KKPX) and Bakersfield, CA (KPXF), the markets served by the Company's television stations will contain 48.0 million cable households and approximately 72 million television households.

(17)In conjunction with its acquisition of WPXN in New York the FCC has required that the Company sell this station.

TELEVISION PROGRAMMING

     As the Company has developed its television distribution capacity, it has continued to evaluate the optimal use of its broadcasting assets. The Company's broadcast television group currently broadcasts long form paid programming, consisting primarily of infomercials on its inTV television network. Infomercials and other long form paid programming have allowed the Company to operate its stations with insignificant programming costs, furthering its low cost operating strategy.

     Seeking to leverage the value of its extensive broadcast properties and to participate in the larger advertising revenue pool of the traditional television "spot" advertising market, the Company announced in November 1997 that it would launch PAX NET on August 31, 1998. PAX NET programming will consist primarily of one-hour drama, situation comedy, talk and information programs and movies, most of which have aired (and in certain cases continue to air) on other national television networks. The Company's management has stated its intent to select programs that are family-friendly and will appeal to a broad viewership. PAX NET's prime time programming line-up will include the off-network CBS hit series Touched By An Angel, Promised Land, Dr. Quinn, Medicine Woman, Diagnosis Murder, Highway to Heaven, and Life Goes On. Additionally, the line-up includes I'll Fly Away, Dave's World, Christy, The Father Dowling Mystery Series, Neon Rider, Love Boat, The New Flipper, Barnaby Jones, and Seventh Heaven, as well as theatrical and made-for-television movies.

     Although the Company's programming costs under PAX NET will rise relative to its inTV operations, the Company negotiated program license contracts which in most cases entitle the Company to exclusive nationwide distribution rights to deliver programming for a fixed cost independent of the number of households which receive such programming. Accordingly, the Company's costs for a particular program are expected to remain relatively fixed, even as the Company expands its television distribution network and the viewers made available to advertisers. The Company will continue to maintain lean staffing levels at each television station relative to traditional television stations. The Company expects that when its stations start broadcasting PAX NET programming, they will be operated by an average of 18 people, compared to network and independent stations which average over 100 and 60 people, respectively, in markets of similar size to the Company's. The Company intends to continue seeking efficiencies in centralization of many station functions, including promotion, research, engineering, accounting, traffic and programming through PAX NET.

     With most of the television industry's revenues derived from traditional 30-second spots rather than infomercials, the Company is seeking through PAX NET to access this greater source of advertising revenue. The Company intends to continue to carry a reduced but still significant amount of infomercial programming. Management's goal is to create a mix of syndicated entertainment programming and infomercials to maximize the Company's national distribution system. While inTV has relied on the "must carry" rules to obtain distribution, management believes that PAX NET's programming will be attractive enough to certain cable operators and independent broadcasters to enable the Company's programming to be carried voluntarily.

     As the Company prepares to commence airing its PAX NET programming through its television distribution system, it is seeking to broaden its network television management, complete its family-oriented programming line-up, further expand its television distribution capacity and finalize its advertising sales strategy. Because the Company owns or has an economic interest in a significant portion of its broadcast television distribution network, the Company is seeking to maximize PAX NET advertising revenues by optimizing the mix of advertising time it plans to sell to local, national spot, and network advertisers, as well as its current base of long form paid programmers. The Company currently intends to sell a significant portion of advertising time to both local advertisers in each market and to national advertisers seeking to reach specific markets within the Company's television group. The Company believes that these advertisers, who seek to target viewers in specific markets, will purchase advertising inventory at rates per viewer that the Company believes will be higher than an advertiser would typically pay for a single commercial aired across the Company's entire television distribution system.

     The Company sells its programming and advertising time on a local, national and network basis. The Company currently makes available to long form programmers and advertisers time on inTV at rates primarily based on the number of cable households reached, the effectiveness of infomercials, the nature of the advertiser, the nature of the advertisement (local, national or network), and ultimately the demand for available infomercial time. Advertising time made available to spot advertisers on PAX NET will primarily be based on audience ratings generated by its programming in each of the markets served by the Company's television distribution system. Local programming and advertising time is sold by each station's local sales force and is offered to merchants and businesses operating within a station's local market and local advertisers seeking to target viewers in specific markets, including retailers, insurance companies, automobile dealers, financial services providers and general merchandisers. National and network programming and time is sold by national advertising placement agencies and the Company's own in-house national and network sales force. National and network long form paid programming and advertising times appeal to advertisers who desire to reach viewers in, respectively, targeted television markets and all television markets served by the Company's television distribution system. The Company maintains national sales offices in New York, Los Angeles, Chicago and at the Company's headquarters in West Palm Beach.

     In 1997, the Company and Discovery Communications, Inc. (operators of Discovery Channel, The Learning Channel and Discovery Animal Planet) formed The Travel Channel, L.L.C., of which the Company owns a 30% interest, to operate The Travel Channel in an effort to expand the cable television network's distribution and programming offerings (See Note 3 to the Consolidated Financial Statements appearing elsewhere in this report).

COMPETITION

     The Company's television stations compete with the other television broadcasting stations in their respective market areas, as well as with other advertising media, including newspapers, radio, magazines, outdoor advertising, transit advertising, direct mail marketing and cable television networks. Competition within the television broadcasting industry occurs primarily in individual market areas, so a station in one market does not generally compete with stations in other market areas. In each of its markets, the Company's television stations face competition from other stations with substantial financial resources, including, in certain instances, stations whose programming is directed to the same demographic groups. In addition to management experience, factors that are material to competitive positions include a station's rank in its market, authorized power, assigned frequency, audience characteristics, local program acceptance and the programming characteristics of other stations in the market area.

     Although the television broadcasting industry is highly competitive, some barriers to entry exist. The operation of a television broadcasting station requires a license from the FCC, and the number of television stations that can operate in a given market is limited by the availability of stations that the FCC will license in that market. The television broadcasting industry historically has grown in terms of total revenue, despite the introduction of new technologies for the delivery of entertainment and information, such as cable, and direct satellite. There is no assurance that market fragmentation resulting from the application of new media technologies will not have an adverse effect on the television broadcasting industry.

     The Company's successful development of PAX NET is subject to obtaining sufficient audience ratings for its programming and converting such ratings into advertising revenue sufficiently greater than the related programming and other operating costs. The family-friendly programming is subject to competition from several sources including certain programming of major broadcasting and cable networks targeted to family viewers.

TIME BROKERAGE AGREEMENTS AND OTHER INTERESTS IN BROADCAST STATIONS

     Time Brokerage Agreements. The Company has entered into time brokerage agreements with third parties pursuant to which the Company enjoys many, but not all, of the benefits of operating a television station while not owning the FCC license. The Company is currently operating, or will operate upon consummation of pending acquisitions or construction, stations KAJW-TV, Phoenix, Arizona, KSPX-TV, Sacramento, California, WCCL-TV, New Orleans, Louisiana, WFBI-TV, Memphis, Tennessee, WQPX-TV, Wilkes Barre, Pennsylvania, KVUT-TV, Little Rock, Arkansas, WKRP-TV, Charleston, West Virginia, KTPX-TV, Tulsa, Oklahoma, WPXK-TV, Knoxville, Tennessee, KAPA-TV Honolulu, Hawaii and WAUP-TV, Syracuse, New York pursuant to time brokerage agreements. The Company may in the future enter into other time brokerage agreements to operate stations prior to their acquisition or to enable the Company to operate additional television stations that it might not be able to own itself under current FCC multiple station ownership restrictions.

     The Company also operates or intends to operate pursuant to time brokerage agreements certain stations that the Company is not in the process of acquiring. The Company currently operates each of WOAC-TV, Cleveland, Ohio, WNGM-TV, Atlanta, Georgia, WHPX-TV, Hartford, Connecticut, and WBPX-TV, Boston, Massachusetts, under time brokerage agreements. Two of the stations (WOAC-TV and WNGM-TV) are operated pursuant to time brokerage agreements with entities owned or controlled by Eddie Whitehead (collectively, "Whitehead Media") and the Company's interest in these stations is presently under contract to be sold. In addition, one station (WHPX-TV) is operated pursuant to a time brokerage agreement with an entity owned or controlled by Steven Roberts and Michael Roberts jointly ("Roberts Broadcasting"), and one (WBPX-TV) is operated pursuant to a time brokerage agreement with The Christian Network, Inc. ("CNI").

     With limited exceptions, the time brokerage agreements that the Company enters into, other than in anticipation of an acquisition, involve a basic transaction structure. The Company (i) finances the acquisition by a third party of some or all of the assets of the brokered stations and secures such financing by encumbering such assets including, to the extent permitted under FCC rules and regulations, the FCC license and all of the capital stock of the acquiring company; and (ii) enters into a time brokerage agreement with the third party that allows the Company to operate the brokered station in accordance with FCC guidelines. In the case of Whitehead Media, the Company initially financed the acquisition by Whitehead Media of each of WNGM-TV and WOAC-TV. Whitehead Media subsequently obtained third party financing, part of the proceeds of which was used to repay the Company. In general, payments made to the FCC licensee under the time brokerage agreement are established, and renegotiated from time to time, based upon increases in expenses. According to FCC regulations, the FCC licensee remains primarily liable for those expenses, which include the indebtedness owed by such FCC licensee to the Company or, in the case of Whitehead Media, to third parties. In certain circumstances, the Company may acquire certain tangible assets useful in the construction or operation of the brokered station and lease such assets to the brokered station. In addition, unless prohibited by FCC rules and regulations, the FCC licensee also grants to the Company an option to purchase the station for an amount payable in cash together with the forgiveness of all indebtedness. The Company has options to purchase WNGM-TV and WOAC-TV. The Company has no ownership interest in the parties with which it has entered into time brokerage agreements.

     Affiliation Agreements and Other Investments in Television Properties. The Company has several affiliation agreements with third parties, including DP Media, Inc. (an entity owned and controlled by members of Mr. Paxson's family). The affiliation agreements with DP Media, Inc. include the following television stations: WWPX(TV) Martinsburg, West Virginia; WPXS(TV) Mt. Vernon, Illinois; WRPX(TV) Rocky Mount, North Carolina; and WZPX(TV) Battle Creek, Michigan. The Company has options to acquire WWPX(TV), and WRPX(TV) and a right of first refusal upon any proposed sale of WPXS(TV) and WZPX(TV).

     The Company has purchased the stock of Cocola Media of San Francisco, Inc., which was financing the construction of KWOK-TV, San Francisco, California, with the proceeds of loans made to it by the Company, and held an option to acquire the station from the licensee. Upon completion of the station's construction, the Company will exercise its option to acquire KWOK-TV, and then include the station as partial consideration for the Company's pending acquisition of WCFC-TV, Chicago, Illinois.

     The Company had also extended financing to Cocola Media Corporation of Florida ("Cocola"), which has in turn financed the construction of television station WPXP-TV, West Palm Beach, Florida, that is licensed to Hispanic Broadcasting, Inc. ("HBI"). Cocola owns thirty-three percent (33%) of HBI and is the holder of an option to acquire up to ninety percent (90%) of HBI after the station commences broadcast operations. During March 1998 the Company purchased all of the stock of Cocola and began operating WPXP pursuant to a time brokerage agreement with HBI.

FEDERAL REGULATION OF BROADCASTING

     The FCC regulates television broadcast stations pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act permits the operation of television broadcast stations only according to a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity and to provide a fair, efficient and equitable distribution of broadcast service throughout the United States.

     The Communications Act empowers the FCC, among other things, to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate the equipment used by stations; to impose fees for processing applications; and to impose penalties for violations of the Communications Act or FCC regulations. The FCC may revoke licenses for, among other things, false statements made to the FCC or willful or repeated violations of the Communications Act or of FCC rules. Legislation has been introduced from time to time to amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. The Telecommunications Act of 1996 (the "1996 Act") changed many provisions of the Communications Act and required the FCC to change its existing rules and adopt new rules in several areas affecting broadcasting.

     The following is a brief summary of certain provisions of the Communications Act and the rules of the FCC. Reference should be made to the Communications Act and the rules, orders, decisions and published policies of the FCC for further information on FCC regulation of television and radio broadcast stations.

     License Renewal. The Communications Act provides that a broadcast station license may be granted to an applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant's legal, technical, financial and other qualifications. Broadcast station licenses are granted for specific, limited periods and upon application, are renewable for additional terms. The license term for both television and radio broadcast stations is eight years. The Company's full power licenses, and the licenses of stations with which the Company has time brokerage and affiliation agreements expire on the following dates:

OWNED TELEVISION STATIONS                           MARKET(1)                             LICENSE EXPIRATION
-------------------------                           ---------                             ------------------
WPXN..............................................  New York                              June 1, 1999
WIPX(whai)........................................  New York                              April 1, 1999
KPXN(kzki)........................................  Los Angeles                           December 1, 1998
WPPX(wtgi)........................................  Philadelphia                          August 1, 1999
KKPX(klxv)........................................  San Francisco                         December 1, 1998
WPXB(wgot)........................................  Boston                                April 1, 1999
WPXW(wvvi)........................................  Washington                            October 1, 2004
KPXD(kinz)(3).....................................  Dallas                                August 1, 1998
WPXD(wbsx)........................................  Detroit                               October 1, 2005
WPXA(wtlk)........................................  Atlanta                               April 1, 2005
KPXB(ktfh)........................................  Houston                               August 1, 1998
KWPX(kbge)........................................  Seattle                               February 1, 1999
WVPX(wakc)........................................  Cleveland                             October 1, 2005
KPXM(kxli)*.......................................  Minneapolis                           April 1, 1998
WXPX(wfct)........................................  Tampa                                 February 1, 2005
WPXM(wctd)........................................  Miami                                 February 1, 2005
KAJW(4)...........................................  Phoenix                               October 1, 1998

OWNED TELEVISION STATIONS                           MARKET(1)                             LICENSE EXPIRATION
-------------------------                           ---------                             ------------------
KBPX(kwbf)........................................  Phoenix                               October 1, 1998
KPXC(kubd)*.......................................  Denver                                April 1, 1998
WOPX(wirb)........................................  Orlando                               February 1, 2005
WFPX(wfay)........................................  Raleigh                               December 1, 2004
KPXE(kinb)........................................  Kansas City                           December 1, 2006
WPXE(whke)........................................  Milwaukee                             December 1, 2005
WNPX(wkzx)........................................  Nashville                             August 1, 2005
KUPX(koog)........................................  Salt Lake City                        October 1, 1998
WPXV (wjcb).......................................  Norfolk                               October 1, 2004
WPXP(whbi)(6).....................................  West Palm Beach                       February 1, 2005
KOPX(kmnz)*.......................................  Oklahoma City                         June 1, 1998
WGPX(waap)........................................  Greensboro                            December 1, 2004
WQPX(wswb)(4).....................................  Wilkes Barre                          August 1, 1999
WPXQ(wost)(5).....................................  Providence                            April 1, 1999
WPXH(wnal)........................................  Birmingham                            April 1, 2005
WYPX(wocd)........................................  Albany                                June 1, 1999
WDPX(wtjc)........................................  Dayton                                October 1, 2005
KPXF(kkag)........................................  Fresno                                December 1, 1998
KVUT(4)...........................................  Little Rock                           June 1, 2005
WKRP(4)...........................................  Charleston                            October 1, 2004
KTPX(kglb)*.......................................  Tulsa                                 June 1, 1998
WPXR(wefc)........................................  Roanoke                               October 1, 2004
WPXG(wsco)*.......................................  Green Bay                             December 1, 1997
WAUP(4)...........................................  Syracuse                              June 1, 1999
KPXR(ktvc)*.......................................  Cedar Rapids                          February 1, 1998
WJPX(wsjn)........................................  San Juan, Puerto Rico                 February 1, 2005
WKPV..............................................  Ponce, Puerto Rico                    February 1, 2005
WJWN..............................................  San Sebastian, Puerto Rico            February 1, 2005

TIME BROKERAGE AND AFFILIATED
TELEVISION STATIONS                                 MARKET(1)                             LICENSE EXPIRATION
-----------------------------                       ---------                             ------------------
WTVE..............................................  Philadelphia                          August 1, 1999
WBPX(whrc)........................................  Boston                                April 1, 1999
WWPX(wshe)........................................  Washington                            October 1, 2004
WNGM..............................................  Atlanta                               April 1, 2005
WOAC..............................................  Cleveland                             October 1, 2005
KSPX (kcmy).......................................  Sacramento                            December 1, 1998
WPXS(wcee)........................................  St. Louis                             December 1, 2005
WIIB..............................................  Indianapolis                          August 1, 2005
WHPX(wtws)........................................  Hartford/New Haven                    April 1, 1999
WHCT..............................................  Hartford/New Haven                    April 1, 1999
WRPX(wrmy)........................................  Raleigh                               December 1, 2004
WZPX(wilv)........................................  Grand Rapids                          October 1, 2005
WCCL..............................................  New Orleans                           June 1, 2005
WFBI..............................................  Memphis                               August 1, 2005
KGMC..............................................  Fresno                                December 1, 1998
WPXK(wpmc)........................................  Knoxville                             August 1, 2005

RADIO STATIONS(2)                                   MARKET(1)                             LICENSE EXPIRATION
-----------------                                   ---------                             ------------------
WHNZ-AM...........................................  Tampa/St. Petersburg                  February 1, 2004
WYCL-FM...........................................  Pensacola                             February 1, 2004

---------------

 * License renewal pending.
(1) Each station is licensed by the FCC to serve a specific community which is included in the listed market.
(2) The formal call sign assigned by the FCC does not include the "-AM" suffix and does not necessarily include the "-FM" suffixes. These stations are contracted for sale.
(3) 80% owned.
(4) 49% owned.
(5) 50% owned.
(6) 33% ownership interest with an option to acquire up to 90%.

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

     The Communications Act permits an entity to hold an attributable interest in television stations reaching up to 35% of the United States television households. The FCC utilizes a UHF discount in determining the reach of UHF television stations by considering them to reach only fifty percent (50%) of the households within their markets. The FCC also has rules that limit the number of co-located television broadcast stations in which a single entity may own an attributable interest. No single entity may hold an attributable interest in television stations with overlapping Grade B service contours. The 1996 Act directs the FCC to conduct a rule making proceeding to determine whether these rules should be retained. The FCC has established a liberal waiver policy to permit common ownership of a radio station and a television station in any of the nation's 25 largest markets, and in some circumstances involving failed stations and in other situations where more stringent waiver standards can be met. The 1996 Act extends this waiver policy to the top 50 markets.

     The FCC's cross-ownership rules prohibit the common ownership of attributable interests in certain combinations of media outlets serving the same geographic area. Under these rules, a single entity may not have an attributable interest in: (i) both a radio station and a television station that serve specified overlapping areas; (ii) a daily newspaper and either a radio station or a television station that serve specified overlapping areas; or (iii) a television station and a cable television system that serve specified overlapping areas. The FCC has initiated proceedings to inquire whether it should change or eliminate its cross interest policy, covering joint ventures and common key employees. The policy does not necessarily prohibit these interests, but may require that the FCC consider whether they could have a significant adverse affect on programming diversity and competition in the market.

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

     Broadcast of obscene or indecent material is regulated by the FCC as well as by state and federal law. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertising of contests and lotteries, and technical operations, including limits on radio frequency radiation. Pursuant to the Children's Television Act of 1990, the FCC has adopted rules limiting advertising in children's television programming and has required that television broadcast stations serve the educational and informational needs of children.

     Time Brokerage Agreements. Over the past several years a significant number of broadcast licensees, including the Company, have entered into time brokerage agreements. These arrangements are subject under FCC rules and regulations to maintenance by the licensee of each station of independent control over the programming and station operations of its own station.

     Typically, a time brokerage agreement is a programming agreement between two separately owned broadcast stations serving a common service area, whereby the licensee of one station programs substantial parts of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the licensee of the brokered station. The broker then sells advertising time during such program segments for its own account.

     The FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. In addition, it has specifically exempted time brokerage agreements from its cross-interest policy. Furthermore, the FCC has held that time brokerage agreements do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains ultimate responsibility for and control over operations of its broadcast station (including, specifically, control over station finances, licensee personnel and programming) and complies with applicable FCC rules and with antitrust laws.

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

     "Must Carry"/Retransmission Consent. The Communications Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station subject to certain exceptions, or to negotiate for retransmission consent to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. Additionally, cable systems are required to obtain retransmission consent for all distant commercial television stations (except for commercial satellite-delivered independent super stations such as WTBS), commercial radio stations and certain low power television stations carried by such systems after October 6, 1993.

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

     Equal Employment Opportunity Requirements. The FCC's existing equal employment opportunity ("EEO") regulations and reporting forms used by television broadcast stations have been codified in the Communications Act. In addition, the FCC has adopted rules providing for a review of the EEO performance of each television station at the mid-point in its license term (in addition to an examination at renewal time) and for the FCC to inform the licensee of any improvements in recruiting practices that may be needed as a result of the review. The FCC recently proposed rules that would reduce the EEO record keeping and filing requirements of certain categories of stations.

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

     Television stations also may be subject to a number of other federal, state and local regulation, including regulations of the Federal Aviation Administration affecting tower height and marking, and federal, state and local environmental and land use restrictions and general business regulation, and a variety of local regulatory concerns.

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

     FCC Proceedings to Revise Broadcast Ownership Rules. The FCC has issued a further notice of proposed rule making which proposed the following changes in regulations governing television broadcasting: (i) modifying the reach discount as it applies to UHF stations; (ii) narrowing the geographic area where common ownership restrictions would be triggered by limiting it to overlapping Grade A contours and by permitting certain UHF/UHF or UHF/VHF overlaps; (iii) relaxing the rules prohibiting cross-ownership of radio and television stations in the same market; and (iv) treating television time brokerage agreements the same as radio time brokerage agreements which would presently preclude certain television time brokerage agreements where the programmer owns or has an attributable interest in another television station in the same market. In June 1995, the FCC announced an interim policy for processing television transfer and assignment applications that include time brokerage agreements. Pending the adoption of new rules, the FCC has stated that it will not grant applications that propose a time brokerage arrangement if the arrangement also includes both debt financing by the time broker and an option for the time broker to purchase the brokered station. The FCC has stated that it will continue to grant applications with time brokerage arrangements if they include only one of those elements (that is, either debt financing by the broker or an option of the time broker to purchase). The FCC also issued a further notice of proposed rule making that combined several long-pending proceedings to consider changes in its ownership rules and policies.

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

     Advanced High Definition Television System. The FCC has adopted rules for implementing advanced (high definition) television ("ATV") in the United States. Implementation of ATV service should improve the technical quality of television broadcasts. In anticipation of the implementation of ATV operations, the FCC has adopted ATV technical standards and other rules necessary to protect the public interest. The FCC has conditioned ATV licenses on recapture of either the new ATV spectrum or television licensees' initial spectrum. Ten years after it first issues ATV licenses, the FCC must evaluate its regulation and public acceptance of ATV, including possible alternative uses of and reduction in ATV spectrum.

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

     Beginning in May 2002 the Company will be required to air a certain number of broadcast hours in the ATV format.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 447 full-time employees and 130 part-time employees. The substantial majority of the Company's employees are not represented by labor unions. The Company considers its relations with its employees to be good.

SEASONALITY

     Seasonal revenue fluctuations are common within the television broadcasting industry and result primarily from fluctuations in advertising expenditures. Because of the short operating history of inTV and the start up nature of PAX NET, the Company's ability to assess the effects of seasonality on either inTV or PAX NET is limited. It appears, however, that inTV experiences its highest revenues during the first and fourth calendar quarters.

TRADEMARKS AND SERVICE MARKS

     The Company has 13 federally registered trademarks and service marks with another 21 applications pending. It does not own any patents or patent applications.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

     This Report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are made pursuant to the "safe harbor" provisions of the Securities Litigation Reform Act of 1995 and involve risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "intend," "anticipate" and similar expressions identify certain of such forward-looking statements, which speak only as of the dates on which they were made. All statements herein, other than those consisting solely of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy, measures to implement strategy, competitive strengths, goals, projected revenues, costs and other financial results, references to future success and other events may be forward-looking statements. Statements herein are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and potential future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results, events and developments will conform with the Company's expectations is subject to a number of risks and uncertainties and important factors that could cause actual results, events and developments to differ materially from those referenced in, contemplated by or underlying any forward-looking statements herein, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in the forward-looking statements or otherwise adversely affect the Company's business include those set forth below:

  High Level of Indebtedness; Restrictions Imposed by Terms of Indebtedness and Preferred Stock

     The Company is highly leveraged. At December 31, 1997, the Company had $350.8 million of total debt as well as $211.0 million of redeemable securities. In addition, the Company may incur additional indebtedness and will likely issue additional shares of preferred stock to finance acquisitions, capital expenditures and for other corporate purposes. Its ability to do so is subject to restrictions in the Company's Senior Secured Revolving Credit Facility (the "Credit Facility"), the indenture (the "Indenture") governing the Company's
11 5/8% Senior Subordinated Notes (the "Notes"), the terms of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (the "Junior Redeemable Preferred Stock") and the terms of the Company's redeemable 12 1/2% Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock," and with the Junior Redeemable Preferred Stock, collectively, the "Preferred Stock").

     The level of the Company's indebtedness could have important consequences to the Company, including: (i) a significant amount of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future, if needed, may be limited; (iii) the Company's leveraged position and covenants contained in the Indenture and the Credit Facility (or any replacement thereof) could limit its ability to expand and make capital improvements and acquisitions; and (iv) the Company's level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and limit its flexibility in reacting to changes in its industry and economic conditions generally. Many of the Company's competitors currently operate on a less leveraged basis and may have significantly greater operating and financing flexibility than the Company.

     The Credit Facility, the Indenture and the Preferred Stock contain certain covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, make investments, pay dividends or make certain other restricted payments, consummate certain asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. Currently, such covenants prevent the Company from incurring additional indebtedness, although refinancing of existing debt is not prohibited. In addition, the Credit Facility requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. If the Company defaults under the Credit Facility, the lenders may terminate their lending commitments and declare the indebtedness under the Credit Facility immediately due and payable. If this were to happen there is no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the Credit Facility and the Notes. If the Company is unable to service its indebtedness or satisfy its dividend or redemption obligations with respect to its Preferred Stock, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There is no assurance that any of these strategies could be effected on satisfactory terms, if at all.

  "Must Carry" Regulations

     The Company believes that the growth and success of its television station group depends materially upon access to households served by cable television systems. Pursuant to the 1992 Cable Act, each broadcaster is required to elect, every three years, to exercise either certain "must carry" or retransmission consent rights in connection with carriage of their signals by cable systems in their local market. By electing the "must carry" rights, a broadcaster can demand carriage on a specified channel on cable systems within its DMA, provided the broadcaster's television signal can be delivered to the cable system operator's cable head end at a specified strength. These "must carry" rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, and the amount of duplicative programming on a broadcast station. Therefore, under certain circumstances, a cable system can decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. The Company's television stations have elected the "must carry" alternative. The Company's elections of retransmission or "must carry" status will continue until the next required election date of October 1, 1999. If the law were changed to eliminate or materially alter "must carry" rights, the Company could suffer adverse effects.

  Government Regulation

     Each of the Company's television stations operates pursuant to one or more licenses issued by the FCC that expire at different times, some of which are currently up for renewal. The Company may apply to renew those licenses, and third parties may challenge those applications. The license term for broadcast television stations is eight years. Although the Company has no reason to believe that its licenses will not be renewed in the ordinary course, there can be no assurance that the licenses will be renewed. The television broadcasting industry is subject to extensive and changing regulation. See "Federal Regulation of Broadcasting."

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

     The television duopoly and one-to-a-market rules currently prevent the Company from acquiring the FCC licenses of television stations with which it has time brokerage agreements in those markets where the Company owns a television station. In addition, if the FCC were to decide that the provider of programming services under time brokerage agreements should be treated as having an attributable interest in the television station it programs, and if it did not relax the corresponding duopoly rules, or if the FCC were to adopt restrictions on time brokerage agreements without grandfathering existing time brokerage agreements, the Company could be required to renegotiate or terminate certain of its time brokerage agreements. The 1996 Act specifies, however, that none of the provisions relating to broadcast ownership shall be construed to prohibit the origination, continuation or renewal of any television time brokerage agreement that is in compliance with the regulations of the FCC. Nevertheless, if in individual cases the FCC were to find that the licensee of a station with which the Company has a time brokerage agreement failed to maintain control over its operations as required by FCC rules and policies, the licensee of the time brokerage agreement and/or the Company could be fined or could be set for hearing, the outcome of which could be a fine or, under certain circumstances, loss of the applicable FCC license. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations. See "Federal Regulation of Broadcasting."

  New Industry

     inTV operates in a relatively new industry with a limited operating history. Difficulties and uncertainty are normally associated with new industries, including a lack of consumer and advertiser acceptance, difficulty in obtaining financing, increasing competition, advances in technology, and changes in law and regulations. There is no assurance that this new industry will develop and continue as a viable industry. Growth in revenue from the Company's inTV business depends on increasing consumer awareness and acceptance of infomercial programming and growing demand by infomercial advertisers. Should these circumstances not occur, the Company's business could be adversely affected.

  Risk Associated with Starting PAX NET

     PAX NET will be operated differently from traditional television and cable networks and independent stations. The Company believes its revenues and expenses will likewise be different. As a result, the Company's plans and strategies with respect to PAX NET cannot be tested against traditional television and cable networks and independent station data or experiences. The success of the Company's PAX NET network will depend largely on the programming PAX NET offers and the Company's cost of obtaining such programming. The Company seeks to acquire programming for PAX NET which will generate sufficient ratings to enable the Company to capture advertising revenues exceeding the Company's programming costs and other expenses. The Company has made certain assumptions in formulating its plans and strategies including, among others, the Company's ability to achieve certain ratings, sell advertising at certain rates, sell a significant amount of its time on a local basis at higher rates, sell out its time at targeted rates, locate and hire the significant number of additional employees which the Company expects will be necessary for the launch of PAX NET, operate its stations at the anticipated staffing levels, achieve targeted cost savings through the centralization of certain tasks for multiple stations, sell time utilizing limited outside sales representatives, attract affiliates and acquire additional stations, and continue to sell time for infomercials during the day, on weekends, at anticipated rates. There can be no assurance that the PAX NET programming obtained by the Company will generate sufficient audience ratings for the profitable operation of PAX NET or that the Company's programming costs will not prove excessive in relation to its advertising revenues, nor can there be any assurance that any of the Company's assumptions regarding the startup and operation of PAX NET will prove correct.

  Dependence on Key Personnel

     The Company's business depends upon the efforts, abilities and expertise of its executive officers and other key employees, including Lowell W. Paxson. If certain of these executive officers were to leave the Company, the Company's operating results could be adversely affected. In addition, in the event of Mr. Paxson's death, the Company may be required, in certain circumstances, to make an offer to repurchase the Notes and to redeem its Preferred Stock. There is no assurance that if such an event were to occur, the Company would have, or would have access to, sufficient funds to satisfy such repurchase or redemption obligations.

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

  Competition

     The Company's television stations are located in highly competitive markets. Upon the launch of PAX NET, the financial success of each of the Company's television stations will depend, to a significant degree, upon its audience ratings, its share of the overall television sales within its geographic market, the economic health of the market and the popularity of its programming. The audience ratings and advertising of such individual stations are subject to change and any adverse change in a particular market could have a material adverse effect on the revenue and cash flow of the Company. The Company's television stations will compete for audience share and advertising revenue directly with other television stations and with other media within their respective markets. In addition, to the extent that many of the Company's competitors have or may, in the future, obtain greater resources than the Company, its ability to compete successfully in its broadcasting markets may be impeded. There can be no assurance that the Company will be able to obtain or maintain significant audience ratings and advertising revenue. See "Competition."

  Industry and Economic Conditions

     The profitability of the Company's television stations is subject to various factors that influence the television broadcasting industries as a whole, including changes in audience tastes, priorities of advertisers, new laws and governmental regulations and policies, changes in broadcast technical requirements, technological changes, proposals to eliminate the tax deductibility of expenses incurred by advertisers and changes in the willingness of financial institutions and other lenders to finance television station acquisitions and operations. The Company's broadcasting revenue is likely to be adversely affected by a recession or downturn in the United States economy or other events or circumstances that adversely affect advertising activity. In addition, the Company's operating results in individual geographic markets could be adversely affected by local or regional economic downturns.

ITEM 2.  PROPERTIES

     The following table sets forth information with respect to the Company's offices and its studios and broadcast tower locations. Management believes that the Company's properties are in good condition and are suitable for its operations.

MARKET(A)                                     PROPERTY       OWNED/LEASED  LEASE EXPIRATION
---------                                     --------       ------------  ----------------
New York, NY............................  Studio             Leased        March 2001
                                          Offices            Leased        June 2000
Los Angeles, CA.........................  Tower              Leased        March 2006
                                          Studio/Offices     Leased        April 2008
                                          Tower              Leased        June 2005
Chicago, IL.............................  Offices            Leased        June 2000
Philadelphia, PA........................  Sales Office       Leased        July 1998
                                          Studio             Leased        September 2000
San Francisco, CA.......................  Tower              Leased        June 2020
                                          Studio/Offices     Leased        June 2005
Boston, MA..............................  Studio/Offices     Leased        February 2006
                                          Tower              Leased        February 2012
Washington, DC..........................  Tower              Owned
                                          Studio             Owned
Dallas, TX..............................  Studio             Leased        October 2001
                                          Tower              Leased        March 2016
Detroit, MI.............................  Studio             Leased        August 1999
                                          Tower              Owned
Atlanta, GA.............................  Tower              Leased        October 2015
                                          Studio/Offices     Leased        June 2001
Houston, TX.............................  Tower              Owned
                                          Studio             Owned
Seattle, WA.............................  Tower              Leased        August 2002
                                          Studio             Leased        October 2000
Cleveland, OH...........................  Tower              Leased        May 2006
                                          Studio             Leased        October 1999
Minneapolis, MN.........................  Studio             Owned
                                          Tower              Owned
Tampa, FL...............................  WHNZ-AM Tower      Owned
                                          WXPX(wfct) Tower   Owned
                                          WXPX(wfct) Studio  Leased        April 2001
Miami, FL...............................  Tower              Leased        October 1999
                                          Studio             Leased        July 2001
Phoenix, AZ.............................  KBPX(kwbf) Studio  Leased        September 1999
                                          KBPX(kwbf) Tower   Leased        October 2001
                                          KAJW Tower         Leased        June 2012
Denver, CO..............................  Studio             Leased        August 2001
                                          Tower              Leased        August 2003

MARKET(A)                                     PROPERTY       OWNED/LEASED  LEASE EXPIRATION
---------                                     --------       ------------  ----------------
Orlando, FL.............................  Tower              Leased        August 2015
                                          Tower              Owned
                                          Studio/Offices     Leased        Month to Month
Raleigh/Fayetteville, NC................  Studio             Leased        January 2003
                                          Tower              Leased        January 2003
Kansas City, MO.........................  Studio             Leased        August 2004
                                          Tower              Leased        August 2047
Milwaukee, WI...........................  Studio             Owned
                                          Tower              Leased        June 2012
Nashville, TN...........................  Studio             Leased        January 2003
                                          Tower              Leased        January 2013
Salt Lake City, UT......................  Studio             Leased        July 2000
                                          Tower              Leased        January 1999
Norfolk, VA.............................  Studio             Leased        June 1998
                                          Tower              Leased        May 1999
Oklahoma City, OK.......................  Studio             Leased        October 2003
                                          Tower              Leased        September 2003
Greensboro, NC..........................  Tower              Leased        October 2011
                                          Studio             Leased        September 2002
West Palm Beach, FL.....................  Headquarters       Owned
                                          Annex              Leased        February 2000
                                          Undeveloped Land   Owned
Providence, RI..........................  Tower              Leased        August 2006
Birmingham, AL..........................  Studio             Leased        November 1999
                                          Tower              Owned
Albany, NY..............................  Tower              Owned
                                          Studio             Leased        November 2003
Dayton, OH..............................  Tower              Owned
                                          Studio             Owned
Fresno, CA..............................  Studio             Leased        Month to Month
                                          Tower              Leased        June 2000
Little Rock, AR.........................  Tower              Leased        January 2012
Tulsa, OK...............................  Tower              Leased        December 2006
                                          Studio             Leased        February 2004
Roanoke, VA.............................  Studio             Leased        December 2003
                                          Tower              Owned
Green Bay, WI...........................  Studio             Leased        December 2007
                                          Tower              Leased        January 2012
Cedar Rapids, IA........................  Studio             Leased        December 1999
                                          Tower              Owned
                                          Tower land         Leased        December 2015
Pensacola, FL...........................  Studio             Leased        Month to Month
                                          Tower              Owned
Puerto Rico.............................  Towers -- two      Owned
                                          Tower              Leased        Month to Month
                                          Studio             Leased        November 2001

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock became publicly-held November 7, 1994 when it was listed on the NASDAQ Small-Cap Market. Since July 10, 1995, the Class A Common Stock has been listed on the American Stock Exchange under the symbol PXN. On November 24, 1997, the Company changed its listing symbol to PAX. The following table sets forth, for the periods indicated, the high and low last sales price per share for the Class A Common Stock.

                                                                 1997               1996
                                                             -------------      -------------
                                                             HIGH      LOW      HIGH      LOW
                                                             ----      ---      ----      ---
First Quarter..............................................   10 1/4    7 15/16  21 1/4   13 7/8
Second Quarter.............................................   13 1/8    9 3/4    15 3/8   10 5/8
Third Quarter..............................................   14 3/8   10 15/16  13        9 11/16
Fourth Quarter.............................................   12 1/16   7 3/16   11 1/8    6 5/8

     On March 9, 1998, the closing sale price of the Class A Common Stock on the American Stock Exchange was $8.4375 per share. As of that date, there were approximately 363 holders of record of the Class A Common Stock.

     On January 27, 1998, in connection with the Company's acquisition of KPXR-TV, the Company issued 600,000 shares of Class A Common Stock with an approximate market value at the time of $5,250,000 to Fant Broadcasting of Iowa, Inc. The shares issued were not registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration provided in Section 4(2) of such Act for transactions not involving a public offering.

     On July 30, 1997, in connection with the Company's acquisition of WPXW-TV, the Company issued 1,197,892 shares of Class A Common Stock with an approximate market value at the time of $10,000,000 to ValueVision International. The shares issued to ValueVision International are entitled to piggyback registration rights in the event of certain offerings of shares to the public. The shares issued were not registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration provided in Section 4(2) of such Act for transactions not involving a public offering.

     On July 11, 1997, in connection with the Company's acquisition of The Travel Channel, the Company issued 4,773,097 shares of Class A Common Stock with an approximate market value at the time of $55,000,000 to the shareholders of Landmark Communications, Inc. ("Landmark") and the Company also issued 97,632 shares of Class A Common Stock valued at $1,125,000 to Communications Equity Associates, Inc. ("CEA") in connection with their role as financial advisor in the Travel Channel transaction. The shares issued to Landmark and CEA are entitled to piggyback registration rights in the event of certain offerings of shares to the public. The shares issued were not registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration provided in Section 4(2) of such Act for transactions not involving a public offering.

     On June 28, 1996, in connection with the Company's acquisition of Todd Communications, Inc., the Company issued 139,555 shares of Class A Common Stock with an approximate market value at the time of $1,535,000 to the shareholders of Todd Communications in payment of a portion of the $5 million purchase price. The shares issued were not registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration provided in Section 4(2) of such Act for transactions not involving a public offering.

     The Company has not paid cash dividends and does not intend for the foreseeable future to declare or pay any cash dividends on any of the Common Stocks and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to declare or pay dividends will be at the discretion of the Company's board of directors and will depend upon the Company's future earnings, results of operations, financial condition, capital requirements, contractual restrictions under the Company's debt instruments, considerations imposed by applicable law and other factors deemed relevant by the board of directors. In addition, the terms of the Credit Facility, the Indenture and the Preferred Stock contain restrictions on the declaration of dividends with respect to the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended December 31, 1997. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data insofar as it relates to each of the years presented has been derived from annual financial statements, including the consolidated balance sheets at December 31, 1997 and 1996 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1997 and notes thereto appearing elsewhere herein.

                                                FOR THE YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------
                                1997            1996           1995           1994           1993
                           --------------   ------------   ------------   ------------   ------------
INCOME STATEMENT DATA:
Total revenues...........  $   88,421,453   $ 62,332,618   $ 31,784,315   $  4,226,641   $  1,982,042
Operating loss...........     (21,934,375)    (3,895,436)    (7,996,836)    (4,646,812)    (3,271,290)
Loss from continuing
  operations before
  extraordinary item.....     (36,502,962)   (30,435,471)   (22,705,467)    (8,740,661)    (6,281,311)
Income (loss) from
  discontinued
  operations(a)..........     251,192,869      4,216,570       (142,096)     3,978,587     (4,670,542)
Extraordinary item.......              --             --     10,625,727             --       (457,157)
Net income (loss)........     214,689,907    (26,218,901)   (33,473,290)    (4,762,074)   (11,409,000)
Net income (loss)
  attributable to common
  stock(b)...............  $  188,412,901   $(48,127,485)  $(46,770,496)  $ (8,417,530)  $(11,560,367)
PER SHARE DATA:(C)
Loss from continuing
  operations before
  extraordinary item.....           (1.17)         (1.20)         (1.05)         (0.36)         (0.21)
Discontinued
  operations.............            4.67           0.10             --           0.12          (0.15)
Extraordinary item.......              --             --          (0.31)            --          (0.01)
Net income (loss)........            3.50          (1.10)         (1.36)         (0.24)         (0.37)
Cash dividends
  declared...............              --             --             --             --             --
Weighted average shares
  outstanding -- basic
  and fully diluted(d)...      53,808,472     43,836,526     34,429,517     33,430,116     31,581,948
BALANCE SHEET DATA:
Working capital..........      86,943,106     76,200,837     74,388,086     26,392,082     12,894,569
Total assets.............   1,057,112,974    543,182,460    293,832,077    152,670,381     66,574,608
Current portion of
  long-term debt.........         496,378        644,509        430,590      6,393,415        410,632
Long-term debt and
  notes..................     350,257,761    231,062,784    239,858,935     76,013,542     32,206,770
Total redeemable
  securities.............     210,986,652    184,709,646     57,175,963     43,878,757     13,798,540
Total common
  stockholders' equity...     367,743,559    106,775,237    (17,478,797)    17,019,390     16,119,257

---------------

(a) Includes in 1997 a gain on disposal of discontinued operations of $254,748,055, net of applicable income taxes. See Note 2 to the Consolidated Financial Statements for additional discussion on the disposition of the Network-Affiliated Television and Paxson Radio segments during 1997.
(b) Includes dividends and accretion on redeemable preferred stock and redeemable common stock warrants, as applicable.
(c) The Company computes per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Due to losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.
(d) Loss per share data and weighted average shares outstanding for the years ended December 31, 1993 and 1994 give retroactive effect to (i) the Company's recapitalization related to the merger with The American Network Group, Inc. on November 7, 1994; and (ii) a stock dividend on common shares outstanding on January 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Since its inception in 1991, the Company has grown primarily through the acquisition or management of radio and television broadcast stations and radio networks, as well as subsequent improvement in the operation of these properties. Two of the Company's former business segments, Paxson Radio and Paxson Network-Affiliated Television, have been classified as discontinued operations in the consolidated financial statements for all periods presented as a result of the Company's sale of these operations during 1997.

     The Company currently operates a nationwide network of owned, operated or affiliated television stations carrying its proprietary network, which broadcasts long form paid programming consisting primarily of infomercials. Certain of the Company's television stations were and continue to be operated under time brokerage and affiliation agreements for various periods. Pursuant to the time brokerage agreements, the stations' operating revenues and expenses are controlled by the Company and are included in its consolidated statements of operations. Pursuant to the affiliation agreements the Company includes advertising revenue, related sales costs and affiliation fees in its consolidated statements of operations. The Company announced in November 1997 its intention to launch PAX NET, a new broadcast television network of family values oriented programming on August 31, 1998. The Company also owns a 30% interest in The Travel Channel, L.L.C., a cable television network joint venture with Discovery Communications, Inc. ("DCI"). The Company's interest in the operating results of The Travel Channel, L.L.C. has been included in the consolidated financial statements using the equity method of accounting.

     The Company's operating data throughout the periods discussed have been impacted significantly by the timing and mix of television acquisitions throughout such periods. Operating revenues are derived from the sale of advertising to local and national advertisers. The Company's primary operating expenses include commissions on revenues, employee salaries and administrative expenses. Upon launch of PAX NET the Company will also incur significant expense for syndicated program rights fees, ratings services and promotion. Presently the costs of operating the Company's television stations do not vary significantly with revenue, with the exception of costs associated with sales commissions and agency fees. As such, upon obtaining a certain level of revenue sufficient to cover fixed costs, additional revenue levels have a significant impact on the operating results of an individual television station.

     The Company currently expects to continue acquiring additional stations which may have similar effects on the comparability of revenues, operating expenses, interest expense and operating cash flow as those described above.

     The Company's business is subject to various risks and uncertainties which may significantly reduce revenues and increase operating expenses. For example, a reduction in expenditures by television advertisers in the Company's markets may result in lower revenues. The Company may be unable to reduce expenses, including syndicated program rights fees and certain variable expenses, in an amount sufficient in the short term to offset lost revenues caused by poor market conditions. The broadcasting industry continues to undergo rapid technological change which may increase competition within the Company's markets as new delivery systems, such as direct broadcast satellite and computer networks, attract customers. The changing nature of audience tastes and viewing habits may affect the continued attractiveness of the Company's broadcasting stations to advertisers, upon whom the Company is dependent for its revenue.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair values of the Company's investments in broadcast properties are estimated based on recent market sale prices for comparable stations and markets and approximates their carrying value as of December 31, 1997. The fair values of the Company's long-term debt and the Notes were estimated based on market rates of instruments with similar risks and maturities, and approximates the carrying value as of December 31, 1997. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange and have not been comprehensively revalued for purposes of the Company's financial statements.

     The Company believes that its network of television stations comprise a valuable national television broadcasting distribution infrastructure, the value of which could potentially be greater if employed to air programming other than, or in addition to, the long form paid programming which is currently being aired. Including all pending station acquisitions, construction projects, divestitures and other transactions, the Company will broadcast via a total of 77 stations in markets reaching more than approximately 72 million U.S. TV households, including stations in each of the nation's top 20 markets as well as 42 of the nation's top 50 markets. The Company announced in November 1997 its intention to launch PAX NET, a new broadcast television network of family values oriented programming, on August 31, 1998. This new network will allow the Company to obtain programming and sell spot advertising during such programming on its own. The Company believes that this strategy will provide an opportunity to achieve greater long term shareholder value than that achievable through alternative uses of its broadcasting distribution infrastructure. The Company has entered into programming contracts to air syndicated television shows as well as theatrical and made-for-television movies from 1998 to 2004. As of March 16, 1998, such programming contracts require collective payments by the Company of approximately $325.6 million over such periods as follows:

1998........................................................  $ 46,114,015
1999........................................................    75,202,626
2000........................................................    71,015,115
2001........................................................    62,155,787
2002........................................................    31,723,792
Thereafter..................................................    39,418,667
                                                              ------------
                                                              $325,630,002
                                                              ============

     The Company had $36.7 million of broadcast rights deposits recorded in other assets as of December 31, 1997. The Company continues to evaluate additional programming. The Company expects that under PAX NET, selling expenses will remain proportionate to revenues and that revenues as well as promotional and programming expenses will increase significantly.

     See "Business -- Forward-Looking Statements and Associated Considerations" for a discussion of certain factors which could influence the Company's future performance and prospects.

DISCONTINUED OPERATIONS

     During 1997, the Company sold two business segments, Paxson Radio and Paxson Network-Affiliated Television. Losses from operations of these segments in 1997, net of tax, were $3.6 million compared to income of $4.2 million in 1996. The losses in 1997 primarily reflect the sale of Paxson Network-Affiliated Television on July 31, 1997 and Paxson Radio on October 1, 1997 compared to full year results of operations for 1996. Paxson Network-Affiliated Television and Paxson Radio generally experienced their lowest revenue in the first quarter of the year, whereas the highest revenue for the year generally occurred in the fourth quarter. Paxson Network-Affiliated Television net losses were $937,000 in 1997 compared to net income of $354,000 in 1996. Paxson Radio net losses were $2.7 million in 1997 compared to net income of $3.9 million in 1996.

     Income from operations of these segments in 1996, net of tax, was $4.2 million compared to a loss of $142,000 in 1995. The improved results in 1996 were primarily related to Paxson Radio, which had income of

$3.9 million in 1996 compared to a loss of $1.4 million in 1995. The increase in income in 1996 for Paxson Radio primarily reflects revenue increases from radio stations and billboard faces due to acquisitions as well as revenue increases from existing stations. In 1996, Paxson Network-Affiliated Television had income of $354,000 compared to income of $1.3 million in 1995. The decline in income in 1996 for Paxson Network-Affiliated Television primarily reflects increased time brokerage fees paid to operate WTVX-TV, which the Company began to operate pursuant to a time brokerage agreement in August 1995.

     In connection with the disposal of its Network Affiliated Television and Paxson Radio segments in 1997, the Company recorded gains of $68.7 million and $186.1 million, respectively, net of applicable income taxes. Net proceeds from the sale of these segments were approximately $722.0 million.

RESULTS OF CONTINUING OPERATIONS

  Years Ended December 31, 1997 and 1996

     Consolidated revenues for 1997 increased 42% (or $26.1 million) to $88.4 million from $62.3 million for 1996. This increase was primarily due to television station acquisitions and new time brokerage operations, with WPXN-TV in New York which has been operated by the Company since June 30, 1997 accounting for $13.3 million of the increase.

     Operating expenses for 1997 increased 67% (or $44.2 million) to $110.4 million from $66.2 million for 1996. The increase was due to higher direct expenses such as commissions which rise in proportion to revenues ($4.0 million), compensation associated with Paxson Radio asset sales ($9.7 million), other non-direct costs, which are primarily due to operating new television stations ($11.3 million), higher depreciation and amortization primarily related to assets acquired ($9.2 million), and increased time brokerage agreement fees, primarily related to new time brokerage operations ($13.4 million), of which increase, $10.3 million is attributable to WPXN-TV, all of which were partially offset by lower option plan compensation costs ($3.6 million).

     Operating cash flow for 1997 increased 55% (or $10.7 million) to $30.2 million, from $19.5 million for 1996. The increase in operating cash flow was primarily a result of television station acquisitions and new time brokerage operations, with WPXN-TV accounting for $10.5 million of the increase.

     For purposes of this report, "operating cash flow" is defined as net income excluding non-cash items, non-recurring items including 1997 compensation associated with Paxson Radio asset sales, discontinued operations and relocation costs, interest, other income, income taxes and time brokerage fees, less scheduled program rights payments. The Company has included operating cash flow data because the financial performance of broadcast companies is frequently evaluated based on some measure of cash flow from operations. Operating cash flow is not, and should not be used as, an indicator of or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements as it is not a measure of financial performance under generally accepted accounting principles.

     The Company has issued options to purchase shares of Class A Common Stock to certain members of management and employees during 1997, 1996 and 1995 under its stock compensation plans. There are currently 3,605,461 options outstanding under these plans. Further, the Company recognized total option plan compensation expense, including amounts recorded in income (loss) from discontinued operations, of approximately $6.5 million, $7.9 million and $10.8 million in 1997, 1996 and 1995, respectively, and expects that approximately $2.2 million of compensation expense will be recognized over the remaining vesting period of the outstanding options.

     Interest expense for 1997 increased to $37.7 million from $31.5 million for 1996, an increase of 20% primarily due to a greater level of senior debt throughout the period. As a result of acquisitions, at December 31, 1997, total long-term debt and senior subordinated notes were $350.8 million, compared with the balance of $231.7 million outstanding a year prior.

     Interest income for 1997 increased to $9.5 million from $6.7 million, primarily due to greater levels of cash and cash equivalents and cash held by qualified intermediary invested during the second half of the period primarily as a result of the receipt of the proceeds from the Network-Affiliated Television and Radio segments sales during 1997.

     At December 31, 1996 the Company had accumulated approximately $70 million of net operating losses available to offset future taxable income, $7.9 million of which were limited as to use. The gain realized upon the disposal of Paxson Radio was substantially deferred for tax purposes. The remaining gain on the disposal of the Paxson Radio and Network-Affiliated Television segments was offset through the use of net operating losses available at December 31, 1996 as well as tax losses generated from operations during 1997.

     The deferral of approximately $119 million of taxes on the approximately $305 million gain upon the sale of Paxson Radio could be contested by the Internal Revenue Service ("IRS"). Based on the advice of counsel, management believes that, in the event of a challenge by the IRS of these tax positions, it is more likely than not that the Company would prevail. Should the IRS successfully challenge the Company on these matters, the Company could be subject to a material current tax liability.

  Years Ended December 31, 1996 and 1995

     Consolidated revenues for 1996 increased 96% (or $30.5 million) to $62.3 million from $31.8 million for 1995. This increase was primarily due to television station acquisitions and new time brokerage operations.

     Operating expenses for 1996 increased 66% (or $26.4 million) to $66.2 million from $39.8 million for 1995. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($3.8 million), other non-direct costs, which are primarily due to operating new television stations ($13.8 million), higher depreciation and amortization primarily related to assets acquired ($8.2 million), and increased time brokerage agreement fees, primarily related to new time brokerage operations ($2.7 million), all of which were partially offset by lower option plan compensation costs ($2.1 million).

     Operating cash flow for 1996 increased 174% (or $12.4 million) to $19.5 million, from $7.1 million for 1995. The increase in operating cash flow was primarily a result of television station acquisitions and new time brokerage operations.

     Interest expense for 1996 increased to $31.5 million from $17.2 million for 1995, an increase of 83% primarily due to a greater level of debt throughout the period and higher borrowing rates. At December 31, 1996, total long-term debt and senior subordinated notes were $231.7 million, compared with the balance of $240.3 million outstanding a year prior. The balance sheets reflect the private sale of $230 million of Notes at a discount netting $227.3 million before transaction costs on September 28, 1995.

     Interest income for 1996 increased to $6.7 million from $1.7 million, primarily due to greater levels of cash and cash equivalents invested throughout the period primarily as a result of the receipt of the proceeds of the April 1996 common stock sale and the October 1996 exchangeable preferred stock sale.

     The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                            STATEMENT OF OPERATIONS

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1997    1996    1995
                                                              -----   -----   -----
Total revenue...............................................  100.0%  100.0%  100.0%
                                                              -----   -----   -----
Operating Expenses:
Direct......................................................   16.6    17.0    21.3
Programming.................................................    5.7     4.2     4.3
Sales & promotion...........................................    6.6     5.8     7.6
Technical...................................................   10.2     8.0     7.1
General & administrative....................................   26.6    33.4    38.6
Trade and barter............................................    0.3     0.2     0.4
Time brokerage agreement fees...............................   19.2     5.7     2.8
Option plan compensation....................................    3.8    11.2    28.5
Compensation associated with Paxson Radio asset sales.......   10.9      --      --
Depreciation and amortization...............................   24.9    20.7    14.6
                                                              -----   -----   -----
Total operating expenses....................................  124.8   106.2   125.2
                                                              -----   -----   -----
Operating loss..............................................  (24.8)   (6.2)  (25.2)
Other Income (expense):
Interest expense............................................  (42.7)  (50.6)  (54.0)
Interest income.............................................   10.7    10.8     5.2
Equity in loss of unconsolidated investment.................   (2.8)     --      --
Other expense, net..........................................   (6.4)   (2.8)   (1.5)
                                                              -----   -----   -----
Loss from continuing operations before income tax benefit...  (66.0)  (48.8)  (75.5)
Income tax benefit..........................................   24.7      --     4.0
                                                              -----   -----   -----
Loss from continuing operations.............................  (41.3)  (48.8)  (71.5)
                                                              =====   =====   =====

LIQUIDITY AND CAPITAL RESOURCES

     During 1997, the Company sold its network-affiliated television operations for gross proceeds of approximately $119 million and its radio operations (including billboards) for gross proceeds of approximately $602 million. The Company anticipates that the proceeds from the above segment sales will be utilized primarily to fund the pending television acquisitions, related capital expenditures and programming payments discussed elsewhere herein and for general corporate purposes. The completion of each of the acquisitions discussed elsewhere herein is subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that any such acquisitions will be completed.

     The Company's working capital at December 31, 1997 and December 31, 1996 was $86.9 million and $76.2 million, respectively, and the ratio of current assets to current liabilities was 5.29:1 and 4.88:1 on such dates, respectively. Working capital increased primarily due to the funds received from the segment sales discussed above.

     Cash (used in) provided by operating activities was $(38.6), $(1.1) and $11.0 million for 1997, 1996 and 1995, respectively. The increase in cash used primarily reflects the decrease in accounts payable, the payment of compensation associated with Paxson Radio asset sales and the increase in restricted cash required pursuant to the amendments to the revolving Credit Facility. Cash used for investing activities of $58.5, $258.5 and $105.6 million for 1997, 1996 and 1995, respectively, primarily reflects acquisitions of and investments in broadcast properties and purchases of equipment for acquired and existing properties net of the proceeds from the above segment sales and asset sales. Cash provided by financing activities of $117.9, $253.3 and $141.1 million in 1997, 1996 and 1995, respectively, primarily reflects the proceeds from borrowings and \proceeds of equity offerings, net of repayments and loan origination costs incurred. Non-cash activity relates to option plan compensation, stock issued for the Travel Channel, WPXW-TV and WFSJ-FM acquisitions, a note payable incurred with the WYPX-TV acquisition, reciprocal trade and barter advertising revenue and expense and accretion of discount on the Notes, as well as dividends on the Company's redeemable preferred stock and common stock warrants.

     The Company's primary capital requirements are for the acquisition of broadcasting properties and related capital expenditures, syndicated programming payments and interest payments on indebtedness. The Notes require semi-annual interest payments at a fixed rate.

     At December 31, 1997, the Company was not in compliance with certain of the financial covenants under its revolving Credit Facility. In March 1998, the Company obtained a waiver of such noncompliance from its lenders and executed an amendment to the terms of the revolving Credit Facility. The amended terms adjust the covenants of the Credit Facility for the sale of the Company's Network-Affiliated Television and Paxson Radio segments in 1997 and address the Company's business plan related to the PAX NET launch. In addition, certain financial covenants were temporarily modified to allow for anticipated compliance by the Company throughout the remainder of 1998. The waiver and amendment agreement also requires the Company to use its best efforts to raise an additional $150 million of equity by May 31, 1998 and apply the net proceeds therefrom to repay the revolving Credit Facility and requires the Company to fund $17 million of interest into a cash collateral account for the benefit of the lenders.

     On March 11, 1998, the Company obtained a fully underwritten commitment (the "Commitment Letter") for a $122 million senior term credit facility maturing June 2002 (the "Senior Credit Facility") to be used to refinance the amounts outstanding under its revolving Credit Facility. Under the terms of the Commitment Letter, the outstanding debt will be secured by substantially all of the Company's assets and bear interest at a base rate plus 1.75% or LIBOR plus 2.75%, at the Company's option. The Senior Credit Facility will require the Company to maintain compliance with certain financial ratios subsequent to March 2000 and will contain other restrictions. Management expects to execute a Senior Credit Facility pursuant to the terms of the Commitment Letter before May 31, 1998.

     The Company will require additional financing to enable it to complete acquisitions which are currently pending, continue its acquisition strategy and to fund capital expenditures on existing and acquired properties, syndicated program rights fees and the Company's working capital requirements. The timing and amount of the Company's additional financing needs will depend, among other things, upon the timing of closings of pending acquisitions (which are dependent upon the satisfaction of closing conditions, some of which are beyond the control of the Company). The Company presently has no additional borrowing capacity pursuant to the financial covenants of the revolving Credit Facility. As the Company's cash available for acquisitions at December 31, 1997 will not be adequate to pay the purchase price of all pending acquisitions, the Company is considering additional sources of financing, including public and private sales of equity and debt securities. The failure to raise funds necessary to finance the Company's future cash requirements could adversely affect the Company's ability to pursue its business strategy. In addition, should the Company suffer a significant impairment to its cash flow from operations due to the occurrence of one or more adverse events, the Company could have insufficient resources to repay indebtedness under the revolving Credit Facility or the Notes when due or to make required payments on the Preferred Stock.

  Year 2000 Considerations

     In the next two years, many companies will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to compute payment, interest or delinquency. The Company is in the process of identifying the software applications and hardware devices expected to be impacted by this issue. The Company is currently developing a new billing and inventory system to be put in use by the end of 1998 to meet the needs of PAX NET. This new billing and inventory system will address the year 2000 compliance issues. The Company's general ledger system is not year 2000 compliant. As a result, and in order to accommodate the Company's future growth, the Company's management is in the process of evaluating third party systems which are year 2000 compliant. While the Company expects that efforts on the part of current employees of the Company will be required to continue to monitor Year 2000 activities, the Company does not expect the cost of addressing any Year 2000 issue will be a material event or uncertainty that would have a material adverse effect on future operating results or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None required to be reported.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held April 17, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item regarding compensation of officers and directors is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held April 17, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held April 17, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held April 17, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the report:

          1. The financial statements filed as part of this report are listed separately in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 of this report.

          2. The Financial Statement Schedule filed as part of this report is listed separately in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 of this report.

          3. For Exhibits see Item 14(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.26, 10.27, 10.28 and 10.157 of Item 14(c) below.

     (b) Reports on Form 8-K.

     The Company filed a Form 8-K, dated October 1, 1997, under Item 2. Acquisition or Disposition of Assets in connection with the Company's sale of its radio segment. The Form 8-K included pro forma financial information of the Company and exhibits required under Item 7. Financial Statements and Exhibits.

     (c) List of Exhibits:

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
 3.1.1      --  Certificate of Incorporation of the Company(2)
 3.1.2      --  The Company's Certificate of Designations of the Company's
                Junior Cumulative Compounding Redeemable Preferred stock(2)
 3.2        --  Bylaws of the Company(8)
 4.1        --  Indenture dated as of September 28, 1995 by and between the
                Company, the guarantors named therein and The Bank of New
                York, as Trustee, with respect to the Senior Subordinated
                Notes(7)
 4.2        --  Indenture dated as of October 4, 1996 by and between the
                Company, the Guarantors named therein and the Bank of New
                York, as Trustee, with respect to the Exchange
                Debentures(11)
 4.3        --  Credit Agreement, dated as of December 19, 1995, among PCC, the Lenders named therein, and Union Bank, as Agent(7)
 4.3.1      --  Amended and Restated Credit Agreement, dated November 19,
                1996, among Paxson Communications Corporation, the Lenders named therein and Union Bank of California, N.A., as the
                Agent(14)
 4.3.2      --  Second amendment, dated May 2, 1997, with respect to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                Lenders named therein and Union Bank of California, N.A., as
                Agent(16)
 4.3.3      --  Third amendment, dated May 30, 1997, with respect to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                Lenders named therein and Union Bank of California, N.A., as
                Agent(17)
 4.3.4      --  Fourth amendment, dated September 25, 1997, with respect to the Amended and Restated Credit Agreement, dated as of
                November 19, 1996, among Paxson Communications Corporation, the Lenders named therein and Union Bank of California,
                N.A., as Agent(18)
 4.3.5      --  Credit agreement, dated July 11, 1997, among Travel Channel
                Acquisition Corporation, the several Lenders from Time to
                Time Parties Hereto and Union Bank of California, N.A., as
                the Agent(18)
 4.3.6      --  Fifth Amendment, dated as of October 31, 1997, to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996 among Paxson Communications Corporation, the
                lenders from time to time party thereto and Union Bank of
                California, N.A., as agent.
 4.3.7      --  Sixth Amendment, dated March 11, 1998, with respect to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                Lenders from time to time party thereto and Union Bank of
                California, N.A., as Agent.
 9.1        --  Amended and Restated Stockholders Agreement, dated as of
                December 22, 1994, by and among the Company and certain
                stockholders thereof(2)
 9.2        --  Agreement, dated March 26, 1996, amending the Amended and
                Restated Stockholders Agreement, dated as of December 22,
                1994, by and among the Company and certain stockholders
                thereof and certain related agreements(8)
10.1        --  Securities Purchase Agreement, dated as of September 22,
                1995, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein(7)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.2        --  Stock Purchase Agreement, dated as of December 15, 1993, by and among the Company and certain purchasers of the Company securities(2)
10.3        --  Stock Purchase Agreement, dated as of December 22, 1994, by and among the Company and certain purchasers of the Company securities(2)
10.4        --  Amended and Restated Stockholders Agreement, dated as of
                December 22, 1994, by and among the Company and certain
                stockholders thereof (incorporated by reference to Exhibit
                9.1)(2)
10.4.1      --  Agreement, dated March 26, 1996 amending the Amended and
                Restated Stockholders Agreement, by and among the Company
                and certain stockholders thereof and certain related
                agreements (incorporated by reference to Exhibit 9.2)
10.5        --  Exchange and Consent Agreement, dated as of December 22,
                1994 by and among the Company and certain stockholders
                thereof(2)
10.20       --  Warrant Agreement, dated as of December 15, 1993, by and among the Company and William Watson as Warrant Agent(1)
10.25       --  Warrant Agreement, dated as of December 22, 1994, by and among the Company and William Watson as Warrant Agent(2)
10.26       --  Employment Agreement, dated as of June 30, 1994, by and between the Company and Lowell W. Paxson(1)
10.27       --  Paxson Communications Corp. Profit Sharing Plan(1)
10.28       --  Paxson Communications Corp. Stock Incentive Plan(1)
10.29       --  Asset Purchase Agreement, dated as of March 31, 1995, by and among The Christian Network, Inc. and LeSea Broadcasting
                Corporation and the Company(3)
10.30       --  Stock Purchase Agreement, dated as of April 30, 1995, by and among Channel 59 of Denver, Inc. and David M. Drucker and
                Charles Ergen and the Company(3)
10.31       --  Asset Purchase Agreement, dated as of April 30, 1995, by and among Channel 59 of Denver, Inc. and Echonet Corporation and the Company(3)
10.32       --  First Letter Agreement, dated as of December 2, 1994, to
                Asset Purchase Agreement by and between the Company and
                Sandino Telecasters, Inc., dated as of December 5, 1994(4)
10.33       --  Second Letter Agreement, dated as of December 5, 1994, to
                Asset Purchase Agreement by and between the Company and
                Sandino Telecasters, Inc., dated as of December 5, 1994(4)
10.34       --  Third Amendment, dated as of May 17, 1995, to Asset Purchase
                Agreement by and between the Company and Sandino
                Telecasters, Inc., dated as of December 5, 1994(4)
10.35       --  Asset Purchase Agreement, dated January 31, 1995, between
                Gary A. Rosen in his capacity as Bankruptcy Trustee for
                Flying A Communications, Inc. and the Company(5)
10.36       --  Real Estate Sale and Purchase Agreement, dated as of May 18,
                1995, by and between F&M Bank -- Martinsburg and Paxson
                Communications of Washington-60, Inc.(5)
10.37       --  Asset Purchase Agreement, dated as of June 1, 1995, by and between Channel 26 of Dayton, Inc. and Video Mall
                Communications, Inc. for Television Station WTJC-TV,
                Springfield, Ohio(5)
10.38       --  Asset Purchase Agreement, dated as of May 23, 1995, by and among Whitehead Media, Inc., Morton J. Kent and Canton, Inc.
                for Television Station WOAC(TV) Canton, Ohio(5)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.39       --  Option Agreement, dated December 29, 1995 by and among
                Whitehead Media, Inc., Whitehead Media of Ohio, Inc. and
                Paxson Communications of Cleveland-67, Inc. for WOAC (TV),
                Channel 67, Canton, Ohio(7)
10.40       --  Time Brokerage Agreement, dated October 30, 1995, between
                Whitehead Media, Inc. and Paxson Communications of
                Cleveland-67, Inc. for WOAC (TV), Channel 67, Canton,
                Ohio(7)
10.41       --  Amendment to Time Brokerage Agreement, dated December 29,
                1995, between Whitehead Media, Inc. and Paxson
                Communications of Cleveland-67, Inc. for WOAC (TV), Channel
                67, Canton, Ohio(6)
10.42       --  Time Brokerage Agreement, dated September 22, 1994,
                effective as of August 4, 1995, between Whitehead Media,
                Inc. and the Company for Television Station WTVX-TV Fort
                Pierce, Florida(6)
10.43       --  Amendment to Time Brokerage Agreement, dated as of April 19,
                1995, between Whitehead Media, Inc. and the Company for
                Television Station WTVX-TV Fort Pierce, Florida(6)
10.44       --  Amendment to Time Brokerage Agreement, dated December 29,
                1995, by and between Whitehead Media, Inc. and Paxson
                Communications of Ft. Pierce-34, Inc. for Television Station
                WTVX-TV, Ft. Pierce, Florida(7)
10.45       --  Option Agreement, dated December 29, 1995, by and among
                Whitehead Media, Inc., Whitehead Media of Florida, Inc., and
                Paxson Communications of Ft. Pierce-34, Inc. for Television
                Station WTVX-TV Ft. Pierce, Florida(8)
10.46       --  Non-compete Agreement, dated August 18, 1995, between the
                Company and Lowell W. Paxson(7)
10.47       --  Asset Purchase Agreement, dated as of August 23, 1995, by and among Valuevision International, Inc., VVI Bridgeport,
                Inc., VVI Akron, Inc., and the Company(7)
10.48       --  Time Brokerage Agreement, dated August 31, 1995, by and between Channel 56 of Orlando, Inc. and Paxson
                Communications of Orlando-56 Inc. for Television Station
                WIRB(TV), Melbourne, Florida(7)
10.49       --  Loan Agreement, dated August 31, 1995, among Paxson
                Communications of Orlando-56, Inc. and Channel 56 of
                Orlando, Inc.(7)
10.50       --  Time Brokerage Agreement, dated August 31, 1995, by and between UHF Channel 59 Corp. and Paxson Communications of
                Denver-59, Inc. for Television Station KUBD(TV), Denver,
                Colorado(7)
10.51       --  Loan Agreement, dated August 31, 1995, by and between Paxson
                Communications of Denver-59, Inc. and Channel 59 of Denver,
                Inc.(7)
10.52       --  Option Agreement, dated August 31, 1995, by and among Paxson
                Communications of Denver-59, Inc., Channel 59 of Denver,
                Inc., and UHF Channel 59 Corp.(7)
10.53       --  Asset Purchase Agreement, dated August 31, 1995, by and between Channel 13 of Flagstaff, Inc., Michael C. Gelfand, and Del Ray Television Company, Inc.(7)
10.53.1     --  Option Agreement, dated January 24, 1996, by and between
                Channel 13 of Flagstaff, Inc. and Paxson Communications of
                Flagstaff-13, Inc. for television station KWBF-TV(8)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.54       --  Indenture, dated as of September 28, 1995, among the
                Company, the Guarantors named therein and The Bank of New
                York, as Trustee with respect to the Senior Subordinated
                Notes(7)
10.55       --  Original Note No. 1 for $115,000,000 CUSIP No. 704231-AA-7,
                with Guarantee of Guarantors listed therein(7)
10.56       --  Original Note No. 2 for $115,000,000, CUSIP No. 704231-AA-7,
                with Guarantee of Guarantors listed therein(7)
10.57       --  Form of New Note with Form of New Guarantee(7)
10.58       --  Registration Rights Agreement, dated as of September 28,
                1995, by and among the Company, the Guarantors named therein and each of the Purchasers referred to therein(7)
10.59       --  Asset Purchase Agreement, dated October 2, 1995 by and between Whitehead Media, Inc. and NGM Television Partners,
                Limited for Television Station WNGM-TV, Athens, Georgia(7)
10.60       --  Option Agreement dated December 29, 1995, by and between
                Whitehead Media, Inc., Whitehead Media of Georgia, Inc. and
                Paxson Communications of Atlanta-14, Inc. for WNGM (TV),
                Channel 34, Athens, Georgia(7)
10.61       --  Time Brokerage Agreement, dated December 29, 1995, by and between Whitehead Media of Georgia, Inc. and Paxson
                Communications of Atlanta-14, Inc. for WNGM (TV), Athens,
                Georgia(7)
10.62       --  Time Brokerage Agreement, dated October 16, 1995, by and between Channel 26 of Dayton, Inc. and Paxson Communications of Dayton-26, Inc. for Television Station WTJC(TV),
                Springfield, Ohio(7)
10.63       --  Loan Agreement, dated October 6, 1995, by and among Paxson
                Communications of Dayton-26, Inc. and Channel 26 of Dayton,
                Inc.(7)
10.64       --  Option Agreement, dated October 6, 1995, by and between
                Paxson Communications of Dayton-26, Inc. and Channel 26 of
                Dayton, Inc.(7)
10.65       --  Asset Purchase Agreement, dated August 25, 1995, by and between Channel 13 of St. Louis, Inc. and McEntee
                Broadcasting, Inc., for Television Station WCEE-TV, Mt.
                Vernon, Illinois(7)
10.65.1     --  Time Brokerage Agreement, dated January 26, 1996, between
                Channel 13 of St. Louis, Inc. and Paxson Communications of
                St. Louis-13, Inc. for television station WCEE-TV, Mt.
                Vernon, Illinois(7)
10.65.2     --  Option Agreement, dated January 26, 1996, by and between
                Channel 13 of St. Louis, Inc. and Paxson Communications of
                St. Louis-13, Inc.(7)
10.65.3     --  Letter Exercising Option, dated February 21, 1996, by and between Channel 13 of St. Louis, Inc. and Paxson
                Communications of St. Louis-13, Inc. for television station
                WCEE-TV(8)
10.67       --  Letter of Intent, dated February 24, 1996, among the
                Company, New Age Broadcasting, Inc. and The Seventies
                Broadcasting Corporation(8)
10.68       --  Time Brokerage Agreement, dated December 17, 1993, by and between Bradenton Broadcast Television Co., Ltd., and The
                Christian Network, Inc. regarding television station
                WFCT-TV(8)
10.69       --  Loan and Option Agreement, dated December 17, 1993, between
                Bradenton Broadcasting Television Company, Ltd. and The
                Christian Network, Inc. for Channel 66(8)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.69.1     --  Partial Assignment of Loan and Option Agreement, dated May
                15, 1994, between Bradenton Broadcast Television Company,
                Ltd., The Christian Network, Inc. and Paxson Communications
                of Tampa-66, Inc. for Channel 66(8)
10.70       --  Partial Assignment of Time Brokerage Agreement, dated May
                15, 1994, between Bradenton Broadcast Television Company,
                Ltd., The Christian Network, Inc. and Paxson Communications
                of Tampa-66, Inc.(8)
10.71       --  Letter Exercising Option, dated February 22, 1996, by Paxson
                Broadcasting of Tampa-66, Inc. to exercise option on
                WFCT-TV(8)
10.72       --  Time Brokerage Agreement, dated April 1, 1994, by and
                between Channel 35 of Miami, Inc. and Paxson Communications of Miami-35, Inc. regarding television station WCTD-TV(8)
10.73       --  Option Agreement, dated April 1, 1994, by and between
                Channel 35 of Miami, Inc. and Paxson Communications of
                Miami-35, Inc. regarding television station WCTD-TV(8)
10.74       --  Time Brokerage Agreement, dated January 31, 1996, by and between S&E Network, Inc. and Paxson Communications of San
                Juan, Inc. for television station WSJN-TV(8)
10.74.1     --  Stock Purchase Agreement, by and between S&E Network, Inc.
                and Paxson Com Communications of San Juan, Inc. for
                television station WSJN-TV(8)
10.75       --  Time Brokerage Agreement, dated October 31, 1995, by and between Roberts Broadcasting Company of Raleigh-Durham, L.P.
                and Paxson Communications of Raleigh Durham-47, Inc. for
                television station WRMY-TV(8)
10.76       --  Option Agreement dated October 31, 1995, between Roberts
                Broadcasting Company of Raleigh-Durham, L.P. and Paxson
                Communications of Raleigh-Durham-47, Inc. for interest in
                WRMY-TV(8)
10.77       --  Loan Agreement, dated October 31, 1995, between Roberts
                Broadcasting Company of Raleigh-Durham, L.P. and the Company
                for $4,000,000(8)
10.78       --  Letter of Intent, dated November 14, 1995, with Offshore
                Broadcasting Company regarding television station WOST-TV(8)
10.79       --  Letter of Intent, dated February 22, 1996, with Roberts
                Broadcasting Company of Salt Lake City LLC regarding
                television station KZAR-TV(8)
10.80       --  Loan Agreement, dated March 23, 1995, with Cocola Media
                Corporation of Florida for construction of facilities for
                WHBI-TV(8)
10.81       --  Asset Purchase Agreement, dated January 31, 1996 between
                TeleSouth Communications, Inc., Paxson Networks, Inc. and
                Lowell W. Paxson in connection with the sale of South
                Carolina Radio Network(8)
10.82       --  Asset Purchase Agreement, dated January 1, 1996, between the
                Company and Lowell W. Paxson in connection with the sale of
                World Travelers Network(8)
10.83       --  Lease Agreement, dated June 14, 1994, between Paxson
                Communications of Tampa-66, Inc. and The Christian Network,
                Inc. for lease of production and distribution facilities at
                WFCT-TV(8)
10.84       --  Replacement Promissory Note, dated October 20, 1995, from
                Channel 55 of Dallas, Inc., assigned to the Company for
                $1,000,000 regarding KLDT-TV(8)
10.85       --  Letter of Intent, dated September 22, 1995, from The
                Christian Network, Inc. to Western Michigan Family
                Broadcasting, Inc. for television station WJUE-TV, Battle
                Creek, Michigan(8)
10.86       --  Letter of Intent, dated October 4, 1995, from The Christian
                Network, Inc. to Cornerstone Television, Inc. for television station WOCD-TV, Amsterdam, New York(8)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.87       --  First Amendment dated February 29, 1996 between Channel 55 of Albany, Inc. and Cornerstone Television, Inc.(9)
10.88       --  Asset Purchase Agreement dated as of March 29, 1996 by and between Paxson Communications of Cookeville, Inc. and WHUB,
                Inc.(10)
10.89       --  Amended and Restated Promissory Note dated August 5, 1996 between Roberts Broadcasting of Salt Lake City, L.L.C. and
                Paxson Communications of Salt Lake City-16, Inc.(10)
10.90       --  First Amendment to Loan Agreement dated August 5, 1996 between Roberts Broadcasting of Salt Lake City, L.L.C. and
                Paxson Communications of Salt Lake City-16, Inc.(10)
10.91       --  Asset Purchase Agreement, dated March 15, 1996, between
                Ralph E. Kaschai, d/b/a Cashi Signs, Cashi Corp., Cashi
                Outdoor Advertising, Inc., and Cashi Services, Inc., and
                Paxson Outdoor, Inc.(10)
10.92       --  Asset Purchase Agreement, dated May 31, 1996 by and between
                Paxson Broadcasting of Orlando, Limited Partnership and
                Press Broadcasting Company for Radio Station WTKS(FM) Cocoa
                Beach, Florida(10)
10.93       --  Time Brokerage Agreement, dated May 31, 1996, by and between
                Press Broadcasting Company, Inc. and Paxson Broadcasting of
                Orlando, Limited Partnership for Radio Station WTKS(FM)Cocoa
                Beach, Florida(10)
10.94       --  Asset Purchase Agreement, dated December 11, 1995, by and between Channel 55 of Albany, Inc. and Cornerstone
                Television, Inc. for Television Station WOCD(TV) Amsterdam,
                New York (10)
10.95       --  First Amendment to Asset Purchase Agreement, dated February
                29, 1996, by and between Channel 55 of Albany, Inc. and
                Cornerstone Television, Inc.(10)
10.96       --  Promissory Note, dated May 31, 1996, between Channel 55 of
                Albany, Inc. and Cornerstone Television, Inc. principal sum of $1,650,000(10)
10.97       --  Stock Purchase Agreement, dated May 23, 1996 by and among
                Channel 44 of Tulsa, Inc., Paxson Communications of
                Tulsa-44, Inc. and Broadcasting Systems Inc.(10)
10.98       --  Asset Purchase Agreement, dated April 18, 1996, by and between Paxson Communications of Phoenix-13, Inc. and
                Channel 13 of Flagstaff, Inc.(10)
10.99       --  Asset Purchase Agreement, dated April 18, 1996 by and among
                Paxson Communications of Denver-59, Inc., UHF Channel 59
                Corp. and Channel 59 of Denver, Inc.(10)
10.100      --  Asset Purchase Agreement, dated April 18, 1996, by and between Paxson Communications of Dayton-26, Inc. and Channel
                26 of Dayton, Inc.(10)
10.101      --  Asset Purchase Agreement, dated April 18, 1996 by and
                between Paxson Communications of St. Louis-13, Inc. and
                Channel 13 of St. Louis, Inc.(10)
10.102      --  Asset Purchase Agreement, dated April 12, 1996, by and between Paxson Broadcasting of Miami, Limited Partnership
                and TK Communications, L.C.(10)
10.103      --  Construction Agreement, dated April 16, 1996, by and among
                Offshore Broadcasting Corporation, Ocean State Television,
                L.L.C. and Paxson Communications of Providence-69, Inc.(10)
10.104      --  Loan Agreement, dated April 16, 1996, by and among Paxson
                Communications of Providence-69, Inc., Offshore Broadcasting
                Corporation and Ocean State Television, L.L.C.(10)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.105      --  Asset Purchase Agreement, dated April 19, 1996 by and
                between Paxson Communications of Greensboro-16, Inc. and
                Television Communications, Inc. for Television Station
                WAAP(TV), Burlington, North Carolina(10)
10.106      --  Asset Purchase Agreement, dated April 26, 1996, by and between Paxson Broadcasting of Miami, Limited Partnership
                and WIOD, Inc.(10)
10.107      --  Agreement and Plan of Merger, dated April 12, 1996 by and among Devon W. Paxson, Todd L. Paxson, Pax Jax, Inc., the
                Company and Todd Communications, Inc.(10)
10.107.1    --  First Amendment to Agreement and Plan of Merger, dated June
                27, 1996 by and among Devon W. Paxson, Todd L. Paxson, Pax
                Jax, Inc., the Company and Todd Communications, Inc.(10)
10.108      --  Asset Purchase Agreement, dated May 13, 1996, by and among
                Paxson Communications of Tallahassee, Inc., B. Radio, Inc.,
                and Boss Radio Group, Inc., for WGNE, WFSY, WEBZ(10)
10.109      --  Option Agreement by and between Paxson Communications of
                Minneapolis 41, Inc. and KX Acquisition, L.P. for Television
                Station KXLI(TV), St. Cloud Minnesota dated May 30,
                1996.(10)
10.110      --  Subordinated Note between MacDonald Communications
                Corporation and the Company for $3,000,000 dated June 7,
                1996.(10)
10.111      --  Asset Purchase Agreement, dated April 29, 1996, by and among
                Paxson Communications of Tallahassee, Inc., Southern
                Broadcasting Companies,Inc., Great South Broadcasting, Inc.,
                Charles E. Giddens, Inc., and Southern Broadcasting of
                Pensacola, Inc.(10)
10.112      --  Asset Purchase Agreement, dated April 26, 1996, by and between Paxson Broadcasting of Orlando, Limited Partnership and Shamrock Communications, Inc.(10)
10.113      --  Time Brokerage Agreement, dated April 26, 1996, by and between Shamrock Communications, Inc. and Paxson
                Broadcasting of Orlando, Limited Partnership for Radio
                Station WDIZ(FM) Orlando, Florida(10)
10.114      --  Purchase Agreement, dated July 17, 1996, by and between
                Impact Communications of Central Florida, Inc. and Paxson
                Outdoor, Inc.(10)
10.115      --  Asset Purchase Agreement, dated February 23, 1996, by and among Paxson Communications LPTV, Inc., and Michael A.
                Bogner d/b/a Amity Broadcasting Company(10)
10.116      --  Asset Purchase Agreement, dated July 1, 1996, by and among
                Paxson Communications of New London-26, Inc., Paxson New
                London License, Inc., and Roberts Broadcasting of Hartford,
                L.L.C.(10)
10.117      --  Asset Purchase Agreement, dated March 5, 1996, by and
                between Paxson Communications LPTV, Inc., and Craig L.
                Fox(10)
10.118      --  Asset Purchase Agreement, dated June 18, 1996, by and
                between Paxson Communications LPTV, Inc. and Communications
                Corporation(10)
10.119      --  Time Brokerage Agreement, dated July 9, 1996, by and between
                Channel 55 of Milwaukee, Inc. and Paxson Communications of
                Milwaukee-55, Inc. for Television Station WHKE-TV Milwaukee,
                Wisconsin(10)
10.120      --  Loan Agreement, dated July 9, 1996, by and between Paxson
                Communications of Milwaukee-55 of Milwaukee, Inc. for
                Television Station WHKE-TV Kenosha, Wisconsin(10)
10.121      --  Second Amendment to Asset Purchase Agreement, dated July 9,
                1996, by and between LeSea Broadcasting Corporation and
                Channel 55 of Milwaukee, Inc.(10)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.122      --  Asset Purchase Agreement, dated July 1, 1996, by and between
                Paxson Communications LPTV, Inc. and Electron Communications
                Corporation(10)
10.123      --  Asset Exchange Agreement, dated August 7, 1996, by and between Paxson Broadcasting of Birmingham-44, Inc. and
                WNAL-TV Inc.(10)
10.124      --  Loan Agreement, dated August 7, 1996, by and between Paxson
                Broadcasting of Birmingham-44 Inc. and WNAL-TV Inc.(10)
10.125      --  Time Brokerage Agreement, dated August 7, 1996, by and between Paxson Broadcasting of Birmingham-44 Inc. and
                WNAL-TV Inc.(10)
10.126      --  Option Agreement by and among Paxson Communications of Salt
                Lake City-16, Inc. and Roberts Broadcasting of Salt Lake
                City L.L.C., dated August 5, 1996(10)
10.127      --  Asset Purchase Agreement, dated July 31, 1996, by and
                between Paxson Communications of Oklahoma City-62, Inc. and
                Aracelis Ortiz for Television Station KMNZ-TV, Oklahoma
                City, Oklahoma(12)
10.128      --  Purchase Agreement, dated July 31, 1996, by and among
                America 51, L.P., Paxson Communications of Phoenix-51.,
                Inc., and Hector Garcia Salvatierra for Television Station
                Channel 51, Tolleson, Arizona(12)
10.129      --  Loan, Option and Related Transactions, dated August 19,
                1996, between Paxson Communications of Seattle-24, Inc. and
                World Television of Washington, L.L.C. for Television
                Station KBCB(TV), Bellingham, Washington(12)
10.130      --  Stock Purchase and Related Transactions, dated August 21,
                1996, between Paxson Communications of Little Rock-42, Inc.,
                Leininger-Geddes Partnership and Channel 42 of Little Rock,
                Inc. for Television Station KVUT(TV), Little Rock,
                Arkansas(12)
10.131      --  Asset Purchase and Sale Agreement, dated August 27, 1996, between Intermart Broadcasting First Coast, Inc., and Paxson
                Broadcasting of Jacksonville, Limited Partnership for Radio
                Station WPVJ-FM of Ponte Verda Beach, Florida(12)
10.132      --  Purchase Agreement, dated August 29, 1996, by and between
                Boardworks Outdoor Advertising Company, Inc., and Paxson
                Outdoor, Inc.(12)
10.133      --  Asset Purchase Agreement, dated August 30, 1996, by and between Paxson Communications Television, Inc. and Alpha &
                Omega Communications, L.L.C. for Television Station KOOG-TV,
                Ogden, Utah(12)
10.134      --  Loan Agreement, dated September 6, 1996, by and between
                Ponce-Nicasio Broadcasting, A Limited Partnership and Paxson
                Communications of Sacramento-29, Inc. for Television Station
                KCMY-TV, Sacramento, California(12)
10.135      --  Option Agreement, dated September 6, 1996, by and between
                Ponce-Nicasio Broadcasting, A Limited Partnership and Paxson
                Communications of Sacramento for Television Station KCMY-TV,
                Sacramento, California(12)
10.136      --  Asset Purchase Agreement, dated September 12, 1996, by and between The Moody Bible Institute of Chicago and Paxson
                Broadcasting of Tampa, Limited Partnership for Radio Station
                WKES-FM, St., Petersburg, Florida(12)
10.137      --  Asset Purchase Agreement, dated September 27, 1996, by and between Channel 46 of Boston, Inc. and Massachusetts
                Redevelopment Limited Liability Company for Television
                Station WHRC(TV), Norwell, Massachusetts(12)
10.138      --  Easement Agreement, dated October 9, 1996, by and between
                Kartworlds of Central Florida L.C. and Paxson Outdoor,
                Inc.(12)
10.139      --  Contract for Sale and Purchase, dated October 22, 1996, between Southern Land Investors, LTD., and Paxson Outdoor,
                Inc.(12)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.139.1    --  Promissory Note, dated October 22, 1996, between Southern
                Land Investors, LTD. and Paxson Outdoor, Inc.(12)
10.139.2    --  Real Estate Mortgage, dated October 22, 1996, Southern Land
                Investors, Ltd. and Paxson Outdoor, Inc.(12)
10.139.3    --  Assignment of Rights Under Pre-annexation Agreement, dated
                October 22, 1996, by and between Michael J. Grinstaff and
                Southern Land Investors, Ltd.(12)
10.140      --  Stock Purchase Agreement, dated November 12, 1996, by and between Housing Development Associates S.E. and Paxson
                Communications of San Juan, Inc.(14)
10.141      --  Asset Purchase Agreement, dated November 21, 1996, by and among Value Vision International, Inc., VVI Manassas, Inc.,
                WVVI(TV), Inc., Paxson Communications of Washington-66,
                Inc., and the Company(14)
10.142      --  Asset Purchase Agreement, dated November 21, 1996, by and between Paxson Communications of Milwaukee-55, Inc. and
                Channel 55 of Milwaukee, Inc.(14)
10.143      --  Asset Purchase Agreement, dated December 13, 1996, by and between Paxson Communications of the Keys, Inc., and Key
                Chain, Inc. for Radio Stations WFKZ-FM, Plantation Key,
                Florida, WAVK-FM, Marathon, Florida, and WKRY-FM, Key West,
                Florida(14)
10.144      --  Asset Purchase Agreement, dated December 10, 1966, by and between Paxson Communications of Kansas City-50, Inc. and
                Kansas City Youth for Christ, Inc. for Television Station
                KYFC-TV, Kansas City, Missouri(14)
10.145      --  Stock Purchase Agreement, dated December 11, 1996, by and among Channel 64 of Scranton, Inc., Paxson Communication of
                Scranton-64, Inc. and Ted Ehrhardt D/B/A Ehrhardt
                Broadcasting(14)
10.146      --  Asset Purchase Agreement, dated February 19, 1997, by and between Paxson Communications of Ft. Pierce-34, Inc., and
                Paramount Stations Group, Inc. for Television Station
                WTVX(TV), Ft. Pierce, Florida(14)
10.147      --  Promissory Note, dated February 12, 1997, by and between
                Roberts Broadcasting of Hartford, L.L.C. and Paxson
                Communications of New London-26, Inc. for Television Station
                WTWS (TV), New London, Connecticut(14)
10.147.1    --  Time Brokerage Agreement, dated February 12, 1997, by and between Roberts Broadcasting of Hartford, L. L. C. and
                Paxson Communications of New London-26, Inc. for Television
                Station WTWS(TV), New London, Connecticut(14)
10.147.2    --  Amendment to Asset Purchase Agreement, dated December 16,
                1996, by and among Roberts Broadcasting of Hartford, L.L.P.,
                Paxson Communications of New London-26, Inc., and Paxson New
                London License, Inc.(14)
10.148      --  Amended and Restated Promissory Note, dated April 16, 1996, by and between Ocean State Television, L. L. C. and Paxson
                Communications of Providence-69, Inc.(14)
10.149      --  Second Amendment to Stock Purchase and Option Agreement,
                dated September 27, 1996, by and among Paxson Communications of Battle Creek-43, Inc., Western Michigan Christian
                Broadcasting, Inc., Western Michigan Family Broadcasting,
                Inc., Horizon Broadcasting Corporation, and William B.
                Popjes.(14)
10.150      --  Partnership Interest Purchase Agreement, dated February 14,
                1997, by and among DP Media, Inc., Roberts Broadcasting,
                L.L.C., and Roberts Broadcasting company of Raleigh-Durham,
                L.P.(14)
10.151      --  Option Purchase Agreement, dated February 14, 1997, by and between Paxson Communications of Raleigh-Durham-47, Inc.,
                and D P. Media, Inc.(14)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.152      --  Amendment Agreement, dated February 13, 1996, by and among
                Channel 43 of Battle Creek, Inc., Western Michigan Christian
                Broadcasting, Inc., Western Michigan Family Broadcasting,
                Inc., Horizon Broadcasting Corporation, William B. Popjes
                and Paxson Communications of Battle Creek-43, Inc.(14)
10.153      --  Asset Purchase Agreement, dated March 13, 1997 by and among
                Paxson Communications of Detroit-31, Inc. and Blackstar
                Communications, Inc. for Television Stations WBSX(TV) and
                W48AV(14)
10.154      --  Asset Purchase Agreement, dated March 25, 1997, by and between Paxson Communications of West Palm Beach-25, Inc.
                and The Hearst Corporation, for Television Station WPBF(TV),
                West Palm Beach, Florida(14)
10.155      --  Purchase and Sale of Option, dated March 26, 1997, by and between Paxson Communications of Cleveland -- 67, Inc., and
                Global Broadcasting Systems, Inc. for Television Station
                WOAC(TV), Cleveland, Ohio(14)
10.155.1    --  Purchase and Sale of Option, dated March 26, 1997, by and between Paxson Communications of Atlanta -- 14, Inc., and
                Global Broadcasting Systems, Inc. for Television Station
                WNGM(TV), Atlanta, Georgia(14)
10.156      --  Asset purchase agreement, dated March 21, 1997, by and between Whitehead Media of Florida, Inc., Whitehead
                Broadcasting of Florida, Inc. and Paxson Communications of
                Ft. Pierce-34, Inc. for Television Station WTVX(TV), Ft.
                Pierce, Florida(14)
10.157      --  Paxson Communications Corporation 1996 Stock Incentive
                Plan(13)
10.158      --  Loan agreement, dated March 26, 1996, by and between Paxson
                Communications Corporation and Cocola Media Corporation of
                San Francisco for television station KWOK-TV, Novato,
                California(16)
10.159      --  Asset purchase agreement, dated April 1, 1997, by and
                between Paxson Communications Corporation and The Kralowec
                Children's Family Trust and KKAK-TV, Inc. for television
                station KKAG(TV), Porterville, California(16)
10.160      --  Asset purchase agreement, dated May 5, 1997, by and among
                Paxson Communications of Cedar Rapids-48, Inc., Fant
                Broadcasting Company of Iowa, Inc. and Paxson Communications
                Corporation for television station KTVC-TV, Cedar Rapids,
                Iowa(16)
10.161      --  Asset purchase agreement, dated April 15, 1997, by and among
                Paxson Communications of Buffalo-51, Inc., Fant Broadcasting
                of New York, L.L.C., Anthony Fant and Paxson Communications
                Corporation for television station WAQF-TV(16)
10.162      --  Assignment and acceptance agreement, dated April 18, 1997, among WQED Pittsburgh and Paxson Communications of
                Pittsburgh-40, Inc.(16)
10.163      --  Merger agreement, dated April 29, 1997, among WPBF Merger,
                Inc. and WPBF License, Inc. and Paxson Communications of
                West Palm Beach-25, Inc. and Paxson West Palm Beach License,
                Inc.(15)
10.163.1    --  Paxson Communications of West Palm Beach -- 25, Inc. and
                Paxson West Palm Beach License, Inc. Subordinated Promissory
                Note, dated April 29, 1997(15)
10.163.2    --  Time brokerage agreement, dated April 29, 1997, by and between Paxson Communications of West Palm Beach -- 25,
                Inc., and Paxson West Palm Beach License, Inc., and Paxson
                Communications of Florida, Inc.(15)
10.164      --  Asset purchase agreement, dated April 22, 1997, by and between Paxson Communications of Miami-35, Inc. and Channel
                35 of Miami, Inc.(16)
10.165      --  Asset purchase agreement, dated April 22, 1997, by and between Paxson Communications of Tampa-66, Inc. and Channel
                66 of Tampa, Inc.(16)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.166      --  Asset purchase agreement, dated April 30, 1997, by and between Paxson Communications of Green Bay-14, Inc and VCY
                America, Inc. for television station WSCO(TV), Green Bay,
                Wisconsin(16)
10.167      --  Asset purchase agreement, dated May 12, 1997, by and between the Company, Paxson communications of New York City, ITT-Dow
                Jones Television, ITT Corporation and Dow Jones & Company
                for Television Station WBIS(TV), New York City, New York(16)
10.167.1    --  Time brokerage agreement, dated May 1997, by and between
                ITT-Dow Jones Television and Paxson Communications of New
                York-31, Inc. for Television Station WBIS(TV), New York
                City, New York(16)
10.168      --  Construction Agreement, dated December 23, 1996, between
                WHCT Broadcasting, Inc., and Paxson Communications of
                Hartford-18, Inc. for WHCT(TV), Channel 18, Hartford,
                Connecticut(17)
10.169      --  Asset Purchase Agreement, dated April 11, 1997, by and between Roberts Broadcasting of Cookeville, L.L.C. and
                Paxson Communications of Nashville-28, Inc. (17)
10.170      --  Amended and Restated Asset Purchase Agreement, dated April
                15, 1997, by and among Paxson Communications of Buffalo-51,
                Inc., Fant Broadcasting Company of New York, L.L.C., Anthony
                Fant and Paxson Communications Corporation(17)
10.171      --  Asset Purchase Agreement, dated May 14, 1997, by and between
                Paxson Communications of West Palm Beach, Inc. and American
                Radio Systems Corporation(17)
10.172      --  Option Agreement, dated May 20, 1997, by and between Paxson
                Communications of Honolulu-66, Inc. and Dove Broadcasting
                Company of Hawaii, Inc. for television station KAPA(TV),
                Kaneohe, Hawaii(17)
10.172.1    --  Loan Agreement, dated May 20, 1997, by and among Paxson
                Communications of Honolulu-66, Inc., and Dove Broadcasting
                Company of Hawaii(17)
10.173      --  Asset Purchase Agreement, dated May 28, 1997, by and among
                Paxson Communications of Roanoke-38, Inc., Vine and Branch,
                Inc. and Evangel Foursquare Church for television station
                WEFC, Roanoke, Virginia(17)
10.174      --  Loan Agreement, dated June 10, 1997, by and between Paxson
                Communications of Boston-46, Inc. and Channel 46 of Boston,
                Inc. for television station WHRC(TV), Norwell,
                Massachusetts(17)
10.175      --  Asset Acquisition Agreement, dated June 13, 1997, by and among Landmark Communications, Inc., The Travel Channel,
                Inc., and Paxson Communications(17)
10.176      --  Asset Purchase Agreement, dated June 23, 1997, by and
                between Paxson Communications of Orlando-56, Inc. and
                Channel 56 of Orlando, Inc.(17)
10.177      --  Loan Agreement, dated June 30, 1997, by and between Roberts
                Broadcasting Company of Albuquerque and Paxson
                Communications of Albuqurque-14, Inc. relating to television station (Channel 14), Albuquerque, New Mexico(17)
10.178      --  Asset Purchase Agreement, dated June 25, 1997, by and
                between John W. Hyde, as Chapter 11 Trustee of the Chapter
                11 Debtor Estate of Riklis Broadcasting Corporation, AKA
                KADY-TV, AKA Pacific Rim Video and Paxson Communications of
                Los Angeles-63, Inc.(17)
10.179      --  Asset Purchase Agreement, dated August 25, 1997, by and among Paxson Communications Corporation, Clear Channel
                Metroplex, Inc., Clear Channel Metroplex Licenses, Inc. and
                Clear Channel Communications, Inc. (filed as exhibit 2.1
                with the Company's Form 8-K, dated October 1, 1997 and
                incorporated herein by reference)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.180      --  Asset Purchase Agreement, dated August 25, 1997, by and among Paxson Communications Corporation, L. Paxson, Inc.,
                Clear Channel Metroplex, Inc., Clear Channel Metroplex
                Licenses, Inc. and Clear Channel Communications, Inc. (filed as exhibit 2.2 with the Company's Form 8-K, dated October 1,
                1997 and incorporated herein by reference)
10.181      --  Asset Purchase Agreement, dated August 29, 1997, by and among Paxson Communications of Fayetteville-62, Inc.,
                Fayetteville-Cumberland Telecasters, Inc., Fayetteville-
                Cumberland Telecasters Inc., Debtor-in-Possession, and
                Poplar Apartments Limited Partnership for Television station
                WFAY, Fayetteville, North Carolina(18)
10.182      --  Stock Purchase Agreement, dated September 2, 1997, by and among Channel 29 of Charleston, Inc., Paxson Communications of Charleston-29, Inc. and Mountaineer Broadcasting
                Corporation and William L. Kepper(18)
10.183      --  Stock Purchase Agreement, dated September 9, 1997, by and among Channel 46 of Tucson, Inc., Paxson Communications of
                Tucson-46, Inc. and Sungilt Corporation, Inc. (18)
10.184      --  Asset Purchase Agreement, dated October 16, 1997, by and between Paxson Communications Corporation and Channel 49
                Acquisition Corporation for television station WJCB-TV,
                Norfolk, Virginia(18)
10.185      --  Asset Purchase Agreement, dated October 24, 1997, between
                Universal Outdoor, Inc. and Paxson Communications
                Corporation(18)
10.186      --  Option Agreement, dated November 14, 1997, by and between
                Paxson Communications Corporation and Flinn Broadcasting
                Corporation for Television station WCCL-TV, New Orleans,
                Louisiana
10.187      --  Option Agreement, dated November 14, 1997, by and between
                Paxson Communications Corporation and Flinn Broadcasting
                Corporation for Television station WFBI-TV, Memphis,
                Tennessee
10.188      --  Asset Purchase Agreement, dated January 26, 1998, by and among DP Media of Milwaukee, Inc., Paxson Communications of
                Milwaukee-55, Inc. and Paxson Milwaukee License, Inc. for
                Television station WPXE(TV), Kenosha, Wisconsin
10.189      --  Asset and Stock Purchase and Option Grant Agreement, dated as of November 14, 1997, by and among ValueVision
                International, Inc., VVI Seattle, Inc., VVI LPTV, Inc., VVI
                Spokane, Inc., VVI Tallahassee, Inc. and Paxson
                Communications Corporation
10.190      --  Limited Liability Company Agreement of The Travel Channel,
                L.L.C. dated as of November 24, 1997
10.191      --  Asset Purchase Agreement, dated as of November 24, 1997, by and among Travel Channel Acquisition Corporation, Project
                Discovery, Inc., Paxson Communications Corporation and
                Discovery Communications, Inc.
10.192      --  Guaranty Agreement, dated as of November 24, 1997, made by
                Discovery Communications, Inc., in favor of Travel Channel
                Acquisition Corporation
10.193      --  Asset Exchange Agreement, dated January 26, 1998, by and among Paxson Communications of Chicago-38, Inc., Christian
                Communications of Chicagoland, Inc., and Paxson
                Communications Corporation
10.193.1    --  Programming Agreement by and between Paxson Communications of Chicago-38, Inc. and Christian Communications of
                Chicagoland Inc.

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
21          --  Subsidiaries of the Company
23          --  Consent of Price Waterhouse LLP
27          --  Financial Data Schedule (for SEC use only)
99.1        --  Tax Exemption Savings Agreement between the Company and The
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

    (14) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1996 and incorporated herein by reference.

    (15) Filed with the Company's Report on Form 8-K dated April 29, 1997, under
Item 7. Financial Statements and Exhibits and incorporated herein by reference.

    (16) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 1997 and incorporated herein by reference.

    (17) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 1997 and incorporated herein by reference.

    (18) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1997 and incorporated herein by reference.

    (d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm Beach, State of Florida, on March 16, 1998.

                                          PAXSON COMMUNICATIONS
                                          CORPORATION

                                          By:     /s/ LOWELL W. PAXSON
                                            ------------------------------------
                                                      Lowell W. Paxson
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                /s/ LOWELL W. PAXSON                   Chairman of the Board, Chief     March 16, 1998
-----------------------------------------------------    Executive Officer, and
                  Lowell W. Paxson                       Director (Principal Executive
                                                         Officer)

                  /s/ ARTHUR D. TEK                    Vice President, Chief Financial  March 16, 1998
-----------------------------------------------------    Officer, and Director
                    Arthur D. Tek                        (Principal Financial Officer)

               /s/ KENNETH M. GAMACHE                  Vice President and Controller    March 16, 1998
-----------------------------------------------------    (Principal Accounting
                 Kenneth M. Gamache                      Officer)

                 /s/ JAMES B. BOCOCK                   President and Chief Operating    March 16, 1998
-----------------------------------------------------    Officer, Director
                   James B. Bocock

                /s/ BRUCE L. BURNHAM                   Director                         March 16, 1998
-----------------------------------------------------
                  Bruce L. Burnham

               /s/ JAMES L. GREENWALD                  Director                         March 16, 1998
-----------------------------------------------------
                 James L. Greenwald

                       PAXSON COMMUNICATIONS CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Report of Independent Certified Public Accountants..........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Changes in Common Stockholders'
  Equity....................................................  F-5
Consolidated Statements of Cash Flows.......................  F-6-F-7
Notes to Consolidated Financial Statements..................  F-8-F-32
Financial Statement Schedule -- Schedule II-Valuation and
  Qualifying Accounts.......................................  F-33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
of Paxson Communications Corporation

     In our opinion, the consolidated financial statements referred to under Items 14(a)(1) and (2) on page 27 and listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Paxson Communications Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Fort Lauderdale, Florida
March 13, 1998

                       PAXSON COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                   1997             1996
                                                              --------------    ------------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   82,641,444    $ 61,748,788
  Restricted cash...........................................      17,000,000              --
  Accounts receivable, less allowance for doubtful accounts
    of $911,941 and $1,576,593, respectively................       4,813,524      29,860,998
  Prepaid expenses and other current assets.................       2,765,984       2,713,565
  Current program rights....................................              --       1,512,019
                                                              --------------    ------------
         Total current assets...............................     107,220,952      95,835,370
Cash held by qualified intermediary.........................     418,949,550              --
Property and equipment, net.................................     105,896,873     144,415,412
Intangible assets, net......................................     205,400,029     220,409,421
Investments in broadcast properties.........................      72,762,195      53,297,022
Investment in cable network.................................      58,974,491              --
Other assets, net...........................................      87,908,884      28,149,699
Program rights, net.........................................              --       1,075,536
                                                              --------------    ------------
         Total assets.......................................  $1,057,112,974    $543,182,460
                                                              ==============    ============

             LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $   11,305,782    $ 10,676,692
  Accrued interest..........................................       8,475,686       6,684,373
  Current portion of program rights payable.................              --       1,628,959
  Current portion of long-term debt.........................         496,378         644,509
                                                              --------------    ------------
         Total current liabilities..........................      20,277,846      19,634,533
Program rights payable......................................              --       1,000,260
Deferred gain...............................................      12,100,000              --
Deferred income taxes.......................................      95,747,156              --
Long-term debt..............................................     122,299,025       3,407,688
Senior subordinated notes, net..............................     227,958,736     227,655,096
Redeemable Cumulative Compounding Junior preferred stock,
  $0.001 par value; 12% dividend rate per annum, 33,000
  shares authorized, issued and outstanding.................      42,610,662      36,780,496
Redeemable Exchangeable preferred stock, $0.001 par value;
  12.5% dividend rate per annum, 440,000 shares authorized,
  170,782 and 150,000 shares issued and outstanding.........     168,375,990     147,929,150
Class A common stock, $0.001 par value; one vote per share;
  150,000,000 shares authorized, 50,701,600 and 40,442,482
  shares issued and outstanding.............................          50,702          40,442
Class B common stock, $0.001 par value; ten votes per share;
  35,000,000 shares authorized and 8,311,639 shares issued
  and outstanding...........................................           8,312           8,312
Class A and B common stock warrants.........................       2,316,225       6,862,647
Class C common stock warrants...............................              --       2,335,528
Stock subscription notes receivable.........................      (2,813,250)     (1,873,139)
Additional paid-in capital..................................     285,795,787     209,621,241
Deferred option plan compensation...........................      (2,205,240)     (6,397,916)
Retained earnings (accumulated deficit).....................      84,591,023    (103,821,878)
Commitments and contingencies (Note 18).....................              --              --
                                                              --------------    ------------
         Total liabilities, redeemable securities and common
           stockholders' equity.............................  $1,057,112,974    $543,182,460
                                                              ==============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1997           1996           1995
                                                       ------------   ------------   ------------
Revenues:
  Local and national advertising.....................  $ 87,654,004   $ 60,772,499   $ 29,464,515
  Other..............................................       545,344      1,400,169      2,131,037
  Trade and barter...................................       222,105        159,950        188,763
                                                       ------------   ------------   ------------
Total revenues.......................................    88,421,453     62,332,618     31,784,315
                                                       ------------   ------------   ------------
Operating expenses:
  Direct.............................................    14,648,173     10,609,812      6,771,051
  Programming........................................     5,010,635      2,607,796      1,349,787
  Sales and promotion................................     5,809,864      3,642,038      2,424,629
  Technical..........................................     8,982,149      5,011,353      2,259,341
  General and administrative.........................    23,562,985     20,814,808     12,259,416
  Trade and barter...................................       266,674        110,449        118,339
  Time brokerage and affiliation agreement fees .....    16,961,427      3,568,192        898,643
  Option plan compensation...........................     3,369,812      6,975,830      9,052,003
  Compensation associated with Paxson Radio asset
     sales...........................................     9,700,000             --             --
  Depreciation and amortization......................    22,044,109     12,887,776      4,647,942
                                                       ------------   ------------   ------------
Total operating expenses.............................   110,355,828     66,228,054     39,781,151
                                                       ------------   ------------   ------------
Operating loss.......................................   (21,934,375)    (3,895,436)    (7,996,836)
Other income (expense):
  Interest expense...................................   (37,728,307)   (31,525,927)   (17,151,099)
  Interest income....................................     9,494,894      6,741,552      1,651,193
  Other expenses, net................................    (5,721,743)    (1,755,660)      (488,725)
  Equity in loss of unconsolidated investment........    (2,492,691)            --             --
                                                       ------------   ------------   ------------
Loss from continuing operations before income tax
  benefit and extraordinary item.....................   (58,382,222)   (30,435,471)   (23,985,467)
Income tax benefit...................................    21,879,260             --      1,280,000
                                                       ------------   ------------   ------------
Loss from continuing operations before extraordinary
  item...............................................   (36,502,962)   (30,435,471)   (22,705,467)
                                                       ------------   ------------   ------------
Discontinued operations:
  Income (loss) from discontinued operations, net of
     applicable income taxes.........................    (3,555,186)     4,216,570       (142,096)
  Gain on disposal of discontinued operations, net of
     applicable income taxes.........................   254,748,055             --             --
                                                       ------------   ------------   ------------
                                                        251,192,869      4,216,570       (142,096)
                                                       ------------   ------------   ------------
Income (loss) before extraordinary item..............   214,689,907    (26,218,901)   (22,847,563)
Extraordinary item...................................            --             --    (10,625,727)
                                                       ------------   ------------   ------------
Net income (loss)....................................   214,689,907    (26,218,901)   (33,473,290)
Dividends and accretion on redeemable preferred stock
  and redeemable common stock warrants...............   (26,277,006)   (21,908,584)   (13,297,206)
                                                       ------------   ------------   ------------
Net income (loss) attributable to common stock.......  $188,412,901   $(48,127,485)  $(46,770,496)
                                                       ============   ============   ============
Basic and diluted (loss) earnings per share:
Loss from continuing operations before extraordinary
  item...............................................  $      (1.17)  $      (1.20)  $      (1.05)
Discontinued operations..............................          4.67           0.10             --
Extraordinary item...................................            --             --          (0.31)
                                                       ------------   ------------   ------------
Net income (loss)....................................  $       3.50   $      (1.10)  $      (1.36)
                                                       ============   ============   ============
Weighted average shares outstanding..................    53,808,472     43,836,526     34,429,517
                                                       ============   ============   ============

The accompanying Notes to Consolidated Financial statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                                CLASS        CLASS C        STOCK                        DEFERRED
                                           COMMON STOCK        A AND B       COMMON      SUBSCRIPTION    ADDITIONAL       OPTION
                                         -----------------      STOCK         STOCK         NOTES         PAID-IN          PLAN
                                         CLASS A   CLASS B    WARRANTS      WARRANTS      RECEIVABLE      CAPITAL      COMPENSATION
                                         -------   -------   -----------   -----------   ------------   ------------   ------------
Balance at December 31, 1994...........  $26,042   $8,312                  $ 5,338,952   $   (77,666)   $ 20,647,647
Stock issued for Cookeville
  acquisition..........................       95                                                           1,199,905
Deferred option plan compensation......       90                                                          12,187,508   $(12,187,508)
Option plan compensation...............                                                                                  10,803,241
Stock options exercised................                                                                      307,026
Increase in stock subscription
  receivable...........................                                                      (48,029)
Repayments of stock subscription notes
  receivable...........................                                                        9,981
Dividends on redeemable preferred
  stock................................
Accretion on Senior redeemable
  preferred stock......................
Accretion on Series B preferred
  stock................................
Accretion on Junior preferred stock....
Accretion on Class A and B common stock
  warrants.............................
Net loss...............................
                                         -------   ------    -----------   -----------   -----------    ------------   ------------
Balance at December 31, 1995...........   26,227    8,312                    5,338,952      (115,714)     34,342,086     (1,384,267)
Release of put option on Class A and B
  common stock warrants................                      $ 9,116,399
Issuance of common stock, net of
  issuance costs of $10,000,000........   10,300                                                         154,789,700
Exercise of Class A, B and C common
  stock warrants.......................    3,623              (2,253,752)   (3,003,424)                    5,253,548
Stock issued for Todd Communications
  acquisition..........................      139                                                           1,534,967
Deferred option plan compensation......                                                                   12,932,506    (12,932,506)
Option plan compensation...............                                                                                   7,918,857
Stock options exercised................      153                                                             768,434
Increase in stock subscription
  receivable...........................                                                   (1,873,139)
Repayment of stock subscription notes
  receivable...........................                                                      115,714
Dividends on redeemable preferred
  stock................................
Accretion on Senior redeemable
  preferred stock......................
Accretion on Series B preferred
  stock................................
Accretion on Junior preferred stock....
Accretion on Redeemable Exchangeable
  preferred stock......................
Accretion on Class A and B common stock
  warrants.............................
Net loss...............................
                                         -------   ------    -----------   -----------   -----------    ------------   ------------
Balance at December 31, 1996...........   40,442    8,312      6,862,647     2,335,528    (1,873,139)    209,621,241     (6,397,916)
Stock issued for acquisitions..........    6,069                                                          66,118,931
Exercise of Class A, B and C common
  stock warrants.......................    3,923              (4,546,422)   (2,335,528)                    6,878,028
Deferred option plan compensation......                                                                    2,263,167     (2,263,167)
Option plan compensation...............                                                                                   6,455,843
Stock options exercised................      268                                                             914,420
Increase in stock subscription notes
  receivable...........................                                                     (940,111)
Dividends on redeemable preferred
  stock................................
Accretion on Junior preferred stock....
Accretion on Redeemable Exchangeable
  preferred stock......................
Net income.............................
                                         -------   ------    -----------   -----------   -----------    ------------   ------------
Balance at December 31, 1997...........  $50,702   $8,312    $ 2,316,225   $        --   $(2,813,250)   $285,795,787   $ (2,205,240)
                                         =======   ======    ===========   ===========   ===========    ============   ============

                                           RETAINED
                                           EARNINGS
                                         (ACCUMULATED
                                           DEFICIT)
                                         -------------
Balance at December 31, 1994...........  $  (8,923,897)
Stock issued for Cookeville
  acquisition..........................
Deferred option plan compensation......
Option plan compensation...............
Stock options exercised................
Increase in stock subscription
  receivable...........................
Repayments of stock subscription notes
  receivable...........................
Dividends on redeemable preferred
  stock................................     (7,275,516)
Accretion on Senior redeemable
  preferred stock......................       (332,156)
Accretion on Series B preferred
  stock................................       (325,208)
Accretion on Junior preferred stock....       (634,988)
Accretion on Class A and B common stock
  warrants.............................     (4,729,338)
Net loss...............................    (33,473,290)
                                         -------------
Balance at December 31, 1995...........    (55,694,393)
Release of put option on Class A and B
  common stock warrants................
Issuance of common stock, net of
  issuance costs of $10,000,000........
Exercise of Class A, B and C common
  stock warrants.......................
Stock issued for Todd Communications
  acquisition..........................
Deferred option plan compensation......
Option plan compensation...............
Stock options exercised................
Increase in stock subscription
  receivable...........................
Repayment of stock subscription notes
  receivable...........................
Dividends on redeemable preferred
  stock................................    (13,223,227)
Accretion on Senior redeemable
  preferred stock......................     (1,805,599)
Accretion on Series B preferred
  stock................................     (3,418,615)
Accretion on Junior preferred stock....       (650,084)
Accretion on Redeemable Exchangeable
  preferred stock......................       (159,977)
Accretion on Class A and B common stock
  warrants.............................     (2,651,082)
Net loss...............................    (26,218,901)
                                         -------------
Balance at December 31, 1996...........   (103,821,878)
Stock issued for acquisitions..........
Exercise of Class A, B and C common
  stock warrants.......................
Deferred option plan compensation......
Option plan compensation...............
Stock options exercised................
Increase in stock subscription notes
  receivable...........................
Dividends on redeemable preferred
  stock................................    (24,942,740)
Accretion on Junior preferred stock....       (665,540)
Accretion on Redeemable Exchangeable
  preferred stock......................       (668,726)
Net income.............................    214,689,907
                                         -------------
Balance at December 31, 1997...........  $  84,591,023
                                         =============

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  1997            1996            1995
                                                              -------------   -------------   -------------
Cash flows from operating activities:
  Net income (loss).........................................  $ 214,689,907   $ (26,218,901)  $ (33,473,290)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization...........................     35,511,000      25,974,909      17,771,109
    Option plan compensation................................      6,455,843       7,918,857      10,803,241
    Program rights amortization.............................        703,789       1,381,582       1,765,942
    Provision for doubtful accounts.........................      2,011,337       1,287,819       1,098,181
    Deferred income tax benefit.............................    (21,879,260)             --      (1,280,000)
    Loss on sale or disposal of assets......................      3,794,027         181,586         145,857
    Loss on extinguishment of long-term debt................             --              --      10,625,727
    Equity in loss of unconsolidated investment.............      2,492,691              --              --
    Gain on disposal of discontinued operations, net........   (254,748,055)             --              --
    Changes in assets and liabilities:
      Increase in restricted cash...........................    (17,000,000)             --              --
      Decrease (increase) in accounts receivable............      5,172,545     (13,422,402)     (5,255,398)
      (Increase) decrease in prepaid expenses and other
         current assets.....................................     (1,631,864)     (1,742,202)        608,591
      Increase in intangible assets.........................             --              --      (1,200,000)
      (Increase) decrease in other assets...................     (5,352,711)     (1,886,853)      2,578,733
      (Decrease) increase in accounts payable and accrued
         liabilities........................................    (10,590,638)      5,646,000         131,529
      Increase (decrease) in accrued interest...............      1,815,673        (247,969)      6,707,814
                                                              -------------   -------------   -------------
         Net cash (used in) provided by operating
           activities.......................................    (38,555,716)     (1,127,574)     11,028,036
                                                              -------------   -------------   -------------
Cash flows from investing activities:
  Acquisitions of broadcasting and billboard properties.....   (253,804,699)   (186,662,299)    (58,510,509)
  Increase in investments in broadcast properties...........     (8,026,173)    (32,104,992)    (19,442,030)
  Deposits on broadcasting properties.......................    (26,597,000)     (3,837,000)     (2,381,619)
  Increase in programming deposits..........................    (36,682,500)             --              --
  Cash held by qualified intermediary.......................   (418,949,550)             --              --
  Purchases of property and equipment.......................    (44,473,918)    (36,709,477)    (25,016,816)
  Investment in cable network...............................     (5,342,182)             --              --
  Deposits (made) refunded on buildings and equipment.......       (320,000)        555,341        (735,074)
  Proceeds from sales of discontinued operations............    721,978,459              --              --
  Proceeds from sale of assets..............................     13,764,020         228,279         466,820
                                                              -------------   -------------   -------------
         Net cash used in investing activities..............    (58,453,543)   (258,530,148)   (105,619,228)
                                                              -------------   -------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............             --     154,800,000              --
  Proceeds from issuance of long-term debt..................    120,000,000      17,700,000     327,539,000
  Repayments of long-term debt..............................     (1,269,978)    (28,230,464)   (169,722,340)
  Payment of loan origination costs.........................             --      (2,985,742)    (15,896,473)
  Payments for program rights...............................       (802,684)     (1,424,912)     (1,098,731)
  Proceeds from issuance of redeemable preferred stock,
    net.....................................................             --     143,197,254              --
  Redemption of Senior and Series B preferred stock.........             --     (28,455,758)             --
  Proceeds from exercise of common stock options, net.......        914,688         492,567         307,116
  Increase in stock subscription notes receivable...........       (940,111)     (1,873,139)        (48,029)
  Repayment of stock subscription notes receivable..........             --         115,714           9,981
                                                              -------------   -------------   -------------
         Net cash provided by financing activities..........    117,901,915     253,335,520     141,090,524
                                                              -------------   -------------   -------------
Increase (decrease) in cash and cash equivalents............     20,892,656      (6,322,202)     46,499,332
Cash and cash equivalents, beginning of year................     61,748,788      68,070,990      21,571,658
                                                              -------------   -------------   -------------
Cash and cash equivalents, end of year......................  $  82,641,444   $  61,748,788   $  68,070,990
                                                              =============   =============   =============

                       PAXSON COMMUNICATIONS CORPORATION

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  1997            1996            1995
                                                              -------------   -------------   -------------
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $  33,895,837   $  28,342,148   $   8,292,274
                                                              =============   =============   =============
  Cash paid for income taxes................................  $     975,000   $          --   $          --
                                                              =============   =============   =============
Non-cash operating, investing and financing activities:
  Accretion of discount on Senior Subordinated Notes........  $     303,640   $     280,185   $      65,911
                                                              =============   =============   =============
  Issuance of common stock in connection with
    acquisitions............................................  $  66,125,000   $   1,535,106   $   1,200,000
                                                              =============   =============   =============
  Note payable incurred for WYPX-TV acquisition.............  $          --   $   1,650,000   $          --
                                                              =============   =============   =============
  Dividends accreted on redeemable preferred stock..........  $  24,942,740   $  12,273,227   $   7,275,516
                                                              =============   =============   =============
  Discount accretion on redeemable securities...............  $   1,334,266   $   9,635,357   $   6,021,690
                                                              =============   =============   =============
  Trade and barter revenue..................................  $   3,656,597   $   4,154,986   $   3,068,354
                                                              =============   =============   =============
  Trade and barter expense..................................  $   3,732,765   $   4,166,918   $   2,604,950
                                                              =============   =============   =============
  Sale of broadcast property for note receivable............  $  15,000,000   $          --   $          --
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

OPERATIONS

     The Company currently operates a nationwide network of owned, operated or affiliated television stations carrying programming from its proprietary network, which presently broadcasts long form paid programming consisting primarily of infomercials. At December 31, 1997, the Company operates 33 owned, 11 time brokered and 7 affiliated television stations. The Company announced in November 1997 its intention to launch a new broadcast television network of family values oriented programming ("PAX NET") effective August 31, 1998. The Company also owns a 30% interest in The Travel Channel, L.L.C., a cable television network joint venture with Discovery Communications, Inc. ("DCI"). (See Note 3.)

     During January 1998, the Company adopted new call letters for 39 of its television stations in an effort to more closely align the station call letters with PAX NET. These new call letters have been utilized in the notes to the financial statements.

     Two other business segments, Paxson Radio and Paxson Network-Affiliated Television, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented as a result of the Company's sale of these operations during 1997 (see Note 2).

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company accounts for its investment in The Travel Channel L.L.C. under the equity method of accounting. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are highly liquid investments with original maturities of three months or less. At December 31, 1997 and 1996, approximately $96 million and $45 million, respectively, of debt securities, all classified as available for sale and consisting of money market accounts, commercial paper and overnight repurchase agreements, were included in cash and cash equivalents.

RESTRICTED CASH

     Restricted cash consists of cash held in an escrow account to be applied to the payment of interest due pursuant to an amendment to the Company's revolving credit facility executed in March 1998 (see Note 10).

CASH HELD BY QUALIFIED INTERMEDIARY

     The Company placed a portion of the proceeds received from the Paxson Radio segment sale with a qualified intermediary in order to reinvest such proceeds and, to the extent reinvested, qualify for tax deferred exchange treatment in connection with such sale. In order to qualify for deferral, these funds must be used to fund broadcast properties acquisitions prior to March 27, 1998. Accordingly, they have been classified as long term in the accompanying Consolidated Balance Sheet at December 31, 1997.

                       PAXSON COMMUNICATIONS CORPORATION

PROPERTY AND EQUIPMENT

     Purchases of property and equipment, including additions and improvements and expenditures for repairs and maintenance that significantly add to productivity or extend the economic lives of the assets, are capitalized at cost and depreciated using the straight line method over their estimated useful lives as follows (see Note 6):

Broadcasting towers and equipment...........................     6-13 years
Office furniture and equipment..............................     5-10 years
Buildings and building improvements.........................    15-40 years
Leasehold improvements......................................  Term of lease
Aircraft, vehicles and other................................        5 years

     Maintenance, repairs, and minor replacements of these items are charged to expense as incurred.

INTANGIBLE ASSETS

     The excess of cost over the fair value of acquired net assets has been recorded as goodwill. Intangible assets are being amortized using the straight line method over their estimated useful lives as follows (see Note 7):

FCC licenses................................................           25 years
Goodwill....................................................           25 years
Covenants not to compete....................................  Generally 3 years
Favorable lease and other contracts.........................      Contract term

INVESTMENTS IN BROADCAST PROPERTIES

     Investments in broadcast properties primarily represent the Company's financing of television and radio station acquisitions by third parties, and purchase options or equity investments in entities owning broadcasting stations or television construction permits. In connection with the financing of acquisitions by third parties, the Company has entered into time brokerage agreements ("TBAs") with such parties for the broadcast operations and has written options to purchase certain of the related station assets and Federal Communications Commission ("FCC") licenses at various amounts and terms (see Notes 9 and 18).

PROGRAM RIGHTS

     The Company obtains licenses for program rights which allow the Company to broadcast program material in accordance with contractual agreements. Pursuant to a licensing agreement, an asset is recorded for the program rights acquired and a liability is recorded for the obligation incurred, at the gross amount of the liability when programming is available to air. Program rights are amortized on a method that approximates the straight line method per the number of available runs. Program rights which will not be aired are charged to expense. Current program rights represent programs which will be amortized during the next year; current liabilities represent program rights which will be paid within the next year under contractual arrangements (see Note 18).

OTHER ASSETS

     Other assets consist primarily of escrow funds, programming deposits and loan origination costs. Escrow funds represent funds held in escrow on acquisitions pending FCC approval. Programming deposits represent deposits for broadcast rights contracts available for airing beginning in August 1998. Loan origination costs are stated at cost and are amortized to interest expense over the life of the loan or agreement using the effective interest method. Other assets are stated at cost (see Note 8).

                       PAXSON COMMUNICATIONS CORPORATION

\LONG-LIVED ASSETS

     The Company reviews long-lived assets, identifiable intangibles and goodwill and reserves for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable.

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

TIME BROKERAGE AGREEMENTS

     The Company operates certain stations under TBAs whereby the Company has agreed to purchase from the broadcast station licensee certain broadcast time on the station and to provide programming to and sell advertising on the station during the purchased time.

     Accordingly, the Company receives all the revenue derived from the advertising sold during the purchased time, pays certain expenses of the station and performs other functions. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with FCC policies. The Company currently operates 11 stations under TBAs which expire from May 1998 through October 2005. The financial results of TBA operated stations have been included in the Company's statements of operations since the respective date of commencement of the TBA.

STOCK-BASED COMPENSATION

     The Company's employee stock option plans are accounted for using the intrinsic value method. The Company also provides disclosure of certain pro forma information as if the Company's employee stock option plans were accounted for using the fair value method (see Note 13).

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

PER SHARE DATA

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which require the retroactive restatement of previously reported earnings per share data. SFAS 128 requires the presentation of basic and diluted earnings per share. Because

                       PAXSON COMMUNICATIONS CORPORATION
of losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

     Basic and diluted loss per share from continuing operations was computed by dividing the loss from continuing operations before extraordinary item less dividends and accretion on redeemable preferred stock and redeemable common stock warrants by the weighted average number of common shares outstanding during the period.

     Potentially dilutive common shares in the amount of 4,523,210, 8,433,108, and 10,218,205 for the years ended December 31, 1997, 1996 and 1995, respectively, have been excluded from the computation of diluted earnings per share as the effect of their inclusion is antidilutive.

USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform with the 1997 presentation.

2. DISCONTINUED OPERATIONS

     During 1997, the Company sold its interests in WTVX-TV and WPBF-TV and thus discontinued the operations of the Paxson Network-Affiliated Television segment. The results of operations for the Paxson Network-Affiliated Television segment through the date of disposition, net of applicable income taxes, have been reclassified and presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. Aggregate consideration of approximately $119 million was received in conjunction with the disposition of these operations during the second and third quarters of 1997. Of the consideration received, approximately $19 million was used to exercise the Company's option to acquire WTVX-TV from Whitehead Media, Inc. The Company realized a gain of approximately $69 million from these sales which is net of brokerage fees and other estimated costs in connection with such sale.

     The Paxson Network Affiliated Television operations generated revenues of approximately $12,319,000, $20,517,000 and $16,537,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

     During 1997, the Company also sold substantially all of its Paxson Radio segment assets for approximately $602 million. The results of operations for Paxson Radio, net of applicable income taxes, have been presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The Company realized a gain of approximately $186 million from the sale of these assets which is net of applicable income taxes, closing costs and other estimated costs attributable to the segment disposal. The sale of certain assets was structured as a tax deferred exchange, permitting the Company to defer a substantial portion of the gain for tax purposes to the extent the sales proceeds are reinvested in like kind broadcasting properties during the first quarter of 1998. It is anticipated that the Company will not pay current taxes on the remaining non-deferred gain as it has sufficient net operating losses to offset such gain.

     Included in operating expenses are approximately $9.7 million of cash bonuses paid to certain members of the Company's management in connection with their efforts in assimilating, operating and arranging for the sale of the radio stations and related properties. Although the payment of such bonuses was contingent upon the successful disposition of the segment and directly associated with such disposition, the Company has recorded these amounts as operating expenses because the actual amount of such payments was discretionary in nature.

                       PAXSON COMMUNICATIONS CORPORATION

     In order to accelerate the payment of the proceeds from the sales of the Network Affiliated Television segment and the Paxson Radio segment, the Company entered into certain bridge agreements with its principal shareholder under similar terms and conditions to those with the ultimate buyers. As of December 31, 1997, all Network Affiliated Television and Paxson Radio properties under these bridge agreements had been sold to the ultimate third party. The principal shareholder did not realize any direct financial benefit from the transactions with the Company and, in accordance with the terms of the Company's senior subordinated notes and preferred stock, the Company obtained a written opinion as to the fairness of such transactions from an independent investment banking firm.

     The Paxson Radio operations generated revenues of approximately $78,190,000, $82,165,000 and $54,752,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

     The net assets of discontinued operations at December 31, 1997 consist of the assets of two remaining radio stations which are under contract to be sold for $3,000,000. The components of net assets of discontinued operations included in the consolidated balance sheets at December 31, 1997 and December 31, 1996, are as follows:

                                                                 1997          1996
                                                              ----------   ------------
Current assets..............................................               $ 23,017,001
Noncurrent assets...........................................  $2,956,042    180,194,830
                                                              ----------   ------------
          Total assets......................................   2,956,042    203,211,831
                                                              ----------   ------------
Current liabilities.........................................          --      8,344,163
Noncurrent liabilities......................................          --      1,576,467
                                                              ----------   ------------
          Total liabilities.................................          --      9,920,630
                                                              ----------   ------------
Total net assets............................................  $2,956,042   $193,291,201
                                                              ==========   ============

3. INVESTMENT IN CABLE NETWORK

     On July 11, 1997, the Company, through a wholly-owned unconsolidated subsidiary, acquired the assets of The Travel Channel ("Travel") from Landmark Communications, Inc. for aggregate consideration of $75,000,000, including $55,000,000 of the Company's Class A common stock (4,773,097 shares issued at closing) and $20,000,000 in cash. The Company also issued 97,632 shares ($1,125,000) of its Class A common stock to Communications Equity Associates, Inc. in connection with their role as financial advisor in the Travel Channel transaction (see Note 5).

     In November 1997, the Company completed transactions with Discovery Communications, Inc. ("DCI") whereby the Company received a 30% ownership interest in a newly formed entity, The Travel Channel, L.L.C. ("Travel L.L.C.") in exchange for the assets of Travel. DCI effectively contributed $20,000,000 along with certain programming and intangible assets, including operating services such as sales, affiliations, marketing, promotion and accounting, for a 70% ownership interest in Travel L.L.C. DCI will serve as the managing partner of Travel L.L.C., overseeing all operations. The Company will receive an annual consulting fee of $300,000.

     The results of operations of Travel and Travel L.L.C. have been included in the Company's December 31, 1997 consolidated statement of operations using the equity method of accounting. The investment in cable network balance on the Company's December 31, 1997 consolidated balance sheet reflects the Company's issuance of common stock in connection with the Travel acquisition from Landmark Communications, Inc. discussed above along with closing costs and advances to Travel prior to the formation of Travel L.L.C. Goodwill of approximately $32.5 million included in the investment in cable network amount is being amortized over 25 years. For the year ended December 31, 1997 approximately $130,000 was amortized related to this goodwill.

                       PAXSON COMMUNICATIONS CORPORATION

4. ACQUISITIONS

Acquisitions

     During 1997, the Company acquired the assets of seventeen television stations, for total consideration of approximately $120,290,000, one network-affiliated television station for total consideration of approximately $19,001,000 (see Note 2), seven radio stations for total consideration of approximately $123,014,000 and easements for three billboard locations for total consideration of approximately $1,500,000.

     During 1996, the Company acquired the assets of ten television stations and eighteen radio stations for total consideration of approximately $165,700,000 and three billboard companies for total consideration of approximately $21,000,000.

     All of the previously described acquisitions have been accounted for using the purchase method of accounting. Goodwill recorded in connection with the television acquisitions (approximately $11,388,000 and $2,567,000 in 1997 and 1996, respectively) will be amortized over a period of 25 years.

Pro Forma (unaudited)

     The Company's results of operations for the years ended December 31, 1997 and 1996 include the results of operations for acquisitions and investments in television stations from their respective dates of commencement. The following unaudited pro forma statement of operations data gives effect to the 1997 and 1996 television acquisitions as if they had occurred on January 1, 1996. Depreciation and amortization has been increased each period to reflect the initial purchase price allocation on all acquisitions and investments (whether businesses or assets), and interest expense on associated debt financing as if such transactions and debt issuance had occurred on January 1, 1996. Pro forma results of operations for the years ended December 31, 1997 and 1996 exclude the results of operations of the Company's Network Affiliated Television and Paxson Radio segment operations sold in 1997 (see Note 2).

                                                                     PRO FORMA
                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                 FOR SHARE AMOUNTS)
Revenues....................................................  $   88,421    $   63,738
                                                              ----------    ----------
Operating loss..............................................  $  (26,602)   $  (13,928)
                                                              ----------    ----------
Loss from continuing operations.............................  $  (43,339)   $  (51,357)
                                                              ----------    ----------
Basic and diluted loss per share from continuing operations,
  before extraordinary item.................................  $    (1.18)   $    (1.36)
                                                              ----------    ----------
Pro forma weighted average shares outstanding...............  58,850,806    58,710,426
                                                              ----------    ----------

5. CERTAIN TRANSACTIONS

     The Company has entered into certain operating and financing transactions with related parties as described below.

THE CHRISTIAN NETWORK, INC.

     The Company has entered into several agreements with The Christian Network, Inc. and certain of its for profit subsidiaries (individually and collectively referred to herein as "CNI"). The Christian Network, Inc. is a section 501(c)(3) not-for-profit corporation to which Mr. Lowell W. Paxson, the majority stockholder of

                       PAXSON COMMUNICATIONS CORPORATION
the Company, has been a substantial contributor and of which he was a member of the Board of Stewards through 1993.

     Investment in Broadcast Properties. At December 31, 1997 and 1996 the Company had approximately $15.4 million and $12.8 million of advances to CNI relating to television stations recorded as investments in broadcast properties. (See Note 9.)

     During 1997 and 1996, the Company acquired television stations from CNI in Miami, Orlando, Tampa, Denver, Milwaukee and Dayton, for total consideration of approximately $14,000,000 and $17,200,000, respectively.

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

     Demand Note. On December 30, 1997, the Company's advances to CNI totaling $5,485,000 under a demand note bearing interest at the prime rate were repaid out of the proceeds of television stations sold by CNI to the Company. At December 31, 1996, amounts outstanding under the demand note to CNI totaled approximately $2,993,000 and were included in investment in broadcast properties.

     Worship Channel Studio. CNI and the Company have contracted for the Company to lease CNI's television production and distribution facility for the purpose of producing television programming for the Company's television network. During the years ended December 31, 1997, 1996 and 1995, the Company incurred rental charges in connection with this agreement of $231,000, $193,000 and $174,000, respectively.

AIRCRAFT LEASE

     During 1997, the Company entered into a three year aircraft lease with a company which is owned by Mr. Paxson. The lease is for a Boeing 727 aircraft and calls for monthly payments of $63,600. In connection with such lease, the Company incurred rental costs of approximately $382,000 during 1997. Additionally, the Company has recorded at December 31, 1997 leasehold improvements of approximately $107,000 in connection with the lease.

SPORTS VENTURES

     During 1996, the Company invested in various ventures which would own and operate interests in two Arena Football League teams located in West Palm Beach and Miami, Florida, an inactive American Hockey League franchise for Palm Beach County, Florida and a proposed sports arena in West Palm Beach, Florida. During 1996, the Company included in other expenses, net the write-off of approximately $1,200,000 relating to its investments in the West Palm Beach Arena Football League team and the proposed sports arena and in connection with its acquisition of the Arena Football League team in Miami, Florida. During 1997, in conjunction with the decision to dispose of the Paxson Radio segment, the Company wrote-off its investments in the remaining sports ventures, resulting in a 1997 charge to other expenses, net of approximately $2,900,000, which is net of anticipated proceeds on the sale of the hockey franchise which the Company has contracted to sell for $2,000,000.

                       PAXSON COMMUNICATIONS CORPORATION

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

TODD COMMUNICATIONS, INC.

     During June 1996, the Company acquired Todd Communications, Inc. ("Todd Communications"), a company which owned WFSJ-FM (St. Augustine, Florida) and was beneficially owned by members of Mr. Paxson's family. The Company gave aggregate consideration of $5,000,000, consisting of the cancellation of a note receivable held by the Company from Todd Communications in the principal amount of $1,822,000, the assumption and immediate repayment by the Company of a note payable to Mr. Paxson by Todd Communications in the amount of $1,643,000 and the issuance of shares of Class A Common Stock valued at approximately $1,535,000 to the shareholders of Todd Communications. During 1996, the Company recognized approximately $71,000 of interest income on its note receivable from Todd Communications. The Todd Communications assets were sold as part of the disposal of the Paxson Radio segment.

DP MEDIA, INC.

     In connection with the acquisition by DP Media, Inc. (DP Media) of WEBZ-FM, during September 1996, the Company agreed to loan up to $750,000 to DP Media, a company beneficially owned by members of Mr. Paxson's family. The loan bore interest at the rate of 10% and required monthly principal and interest payments.

     During May 1997, the Company sold WWPX-TV to DP Media in exchange for a $2,470,000 promissory note. Upon its sale to DP Media the station became a Company network affiliate.

     During June 1997, the Company financed DP Media's purchase of WRPX-TV from Roberts Broadcasting through a loan of approximately $10,000,000 (of which approximately $7,500,000, which was assumed by DP Media, had been advanced to Roberts Broadcasting through the date of closing). Upon its sale to DP Media the station became a Company network affiliate.

     During July 1997, the Company entered into contracts to sell its interest in television stations WPXS-TV and WZPX-TV, serving the St. Louis, Missouri and Grand Rapids, Michigan markets for $4,800,000 and $7,000,000, respectively, to DP Media. The sale of WPXS-TV to DP Media was consummated in December 1997. The sale of the tangible assets of WZPX-TV was transacted separately from the sale of the FCC license. As of December 31, 1997, the Company had received approximately $5,250,000 for the sale of the tangible assets, and received $1,750,000 in January 1998 for the sale of the station license upon receipt of regulatory approval to transfer the station license.

     The DP Media loans for WEBZ-FM, WWPX-TV, and WRPX-TV were repaid to the Company on July 30, 1997, using proceeds of third party financing obtained by DP Media from Banque Paribas, an affiliate of a holder of the Company's Junior preferred stock.

     During February 1998, the Company contracted to sell WPXE-TV to DP Media for $6,000,000. Upon its sale to DP Media the station will become a Company network affiliate.

     During 1997, the Company granted 33,000 fully vested non-qualified stock options with a fair value of approximately $299,000 to the President and Vice President of DP Media, members of Mr. Paxson's family, as consideration for past services as former employees of the Company.

                       PAXSON COMMUNICATIONS CORPORATION

CONSULTING AGREEMENT

     During 1996, the Company entered into a one year consulting arrangement with the former Chairman of American Network Group to provide review, implementation and development consulting services to the Company with respect to its general and medical insurance programs and policies and executive insurance, deferred compensation and benefit planning as well as general financial consulting services. Consulting expense in 1997 and 1996 related to this agreement totaled $600,000 for each year. This agreement expired in June 1997. The consultant was also granted 75,000 nonqualified stock options with a fair value of $930,000 during February 1996.

BOARD OF DIRECTORS

     The Company has entered into transactions with certain members of its Board of Directors.

     Communications Equity Associates, Inc. ("CEA"). The Chairman of the Board and Chief Executive Officer of CEA had been a director of the Company since February 1995, resigning in August 1997. The Company engaged CEA as a financial advisor in connection with private debt and equity placements and various other lending, acquisition and divestiture services. Fees paid to CEA for these services totaled approximately $2,365,000, $250,000 and $1,300,000 for the years ended December 31, 1997, 1996 and 1995, respectively, including $1,125,000 of the Company's Class A common stock during 1997 in conjunction with The Travel Channel acquisition.

     Stockholders Agreement. Certain entities controlled by Mr. Paxson and entities which are affiliates of a former director of the Company are parties to a stockholders agreement whereby the parties to such agreement were granted registration rights with respect to certain shares of common stock held by such parties and the right of first refusal to acquire a pro rata share of any new securities the Company may issue. Additionally, the stockholders agreement grants certain cosale rights in the event that Mr. Paxson should sell more than a predetermined percentage of his ownership interest in the Company.

     S. William Scott. S. William Scott, a director of the Company since February 1995, had an arrangement with the Company to provide consulting services to the Company with respect to the development of its news programming for its radio and television broadcast business and its radio network business. Mr. Scott was paid approximately $10,000, $81,000 and $80,000 for such services during the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, Mr. Scott received benefits under the Company's health and benefits plan and was granted options to purchase 20,000 shares of stock under the Company's stock incentive plan. During 1997 the Company hired Mr. Scott and subsequently named him President of Network Programming, on January 1, 1998. Mr. Scott resigned as a director of the Company on February 23, 1998.

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                  1997           1996
                                                              ------------   ------------
Broadcasting towers and equipment...........................  $105,585,397   $122,771,345
Office furniture and equipment..............................     6,619,896     12,833,246
Buildings, billboards and leasehold improvements............     7,594,594     21,354,005
Land and land improvements..................................     5,840,840     13,830,692
Aircraft, vehicles and other................................     6,910,458      9,422,324
                                                              ------------   ------------
                                                               132,551,185    180,211,612
Accumulated depreciation....................................   (26,654,312)   (35,796,200)
                                                              ------------   ------------
Property and equipment, net.................................  $105,896,873   $144,415,412
                                                              ============   ============

     Depreciation expense aggregated $19,148,793, $15,197,945 and $10,083,135 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       PAXSON COMMUNICATIONS CORPORATION

7. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                1997           1996
                                                            ------------   ------------
FCC licenses..............................................  $196,268,719   $191,624,748
Goodwill..................................................    18,359,013     36,467,957
Covenants not to compete..................................     3,777,770     17,425,145
Favorable lease and other contracts.......................       437,407      8,598,155
                                                            ------------   ------------
                                                             218,842,909    254,116,005
Accumulated amortization..................................   (13,442,880)   (33,706,584)
                                                            ------------   ------------
Intangible assets, net....................................  $205,400,029   $220,409,421
                                                            ============   ============

     Amortization expense related to intangible assets aggregated $15,208,244, $10,669,065 and $7,621,848 for the years ended December 31, 1997, 1996 and 1995, respectively.

8. OTHER ASSETS

     Other assets consist of the following:

                                                                1997           1996
                                                            ------------   ------------
Escrow funds for station acquisitions.....................  $ 37,107,000   $ 10,510,000
Programming deposits......................................    36,682,500             --
Loan origination costs....................................    12,333,649     11,958,684
Other.....................................................     5,303,271      7,630,717
                                                            ------------   ------------
                                                              91,426,420     30,099,401
Accumulated amortization..................................    (3,517,536)    (1,949,702)
                                                            ------------   ------------
                                                            $ 87,908,884   $ 28,149,699
                                                            ============   ============

     Amortization expense related to organization costs and other assets aggregated $1,153,963, $107,899 and $66,126 for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, during the years ended December 31, 1997, 1996 and 1995, the Company recorded amortization of loan origination costs of $1,782,000, $1,643,000 and $948,000, respectively, and classified such amortization as interest expense.

     Loan origination costs of $10,625,727 associated with debt extinguished through proceeds from the senior subordinated notes are reflected in the 1995 statement of operations as an extraordinary item.

9. INVESTMENTS IN BROADCAST PROPERTIES

     Investments in broadcast properties represent primarily the Company's financing of broadcasting asset acquisitions by third party licensees, purchase options and equity investments in entities owning broadcasting stations or television construction permits. Interest rates on financing arrangements range from 7% to 11.875% with loans maturing in five to seven years. In connection with the financing of acquisitions by third parties, the Company has obtained the right to provide programming for the related stations pursuant to TBAs and has obtained options to purchase certain stations. Unpaid principal balances will be applied toward the acquisition

                       PAXSON COMMUNICATIONS CORPORATION
cost upon exercise of purchase options. The Company records interest on certain investments as received. Investments in broadcast properties consist of:

ENTITY                                                           1997          1996
------                                                        -----------   -----------
Roberts Broadcasting........................................  $17,260,394   $ 6,459,163
CNI.........................................................   15,483,364    12,810,087
Cocola Broadcasting.........................................   12,240,934     3,213,122
Ponce-Nicasio Broadcasting..................................    8,630,655     8,549,583
America 51, L.P.............................................    5,480,713            --
Flinn Investments...........................................    4,025,000            --
Kaleidoscope Investments....................................    3,081,000            --
United Broadcast Group......................................           --     3,771,672
Southern Land Investors.....................................           --     4,460,000
Fant Broadcasting...........................................           --     8,068,500
Others......................................................    6,560,135     5,964,895
                                                              -----------   -----------
                                                              $72,762,195   $53,297,022
                                                              ===========   ===========

     During February 1997, the Company sold WHPX-TV to Roberts Broadcasting in exchange for a $15,000,000 note receivable and entered into a five year time brokerage agreement to operate the station. The note bears interest at LIBOR plus 3.5% and has been included by the Company in investments in broadcast properties. Interest is payable monthly with principal payments commencing February 1998 and payable monthly in 84 equal installments. The Company recognized a deferred gain on the sale of approximately $12,100,000 which will be accreted to income using the installment method.

10. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  1997          1996
                                                              ------------   ----------
Revolving credit facility, interest at LIBOR plus 3.00%
  (8.75% to 8.91% at December 31, 1997), maturing June 30,
  2002......................................................  $120,000,000
Mortgage note payable, interest at 10%, repaid in September
  1997......................................................            --   $  167,778
Mortgage note payable, interest at 8.83%, principal and
  interest payment of $8,284 due monthly from June 1995 to
  May 2010..................................................       754,071      784,463
Notes payable, interest at 8.25% to 9.325%, aggregate
  principal and interest payments of $53,129 due monthly,
  maturing at varying dates through June 2003, secured by
  purchased assets..........................................     2,041,332    3,099,956
                                                              ------------   ----------
                                                               122,795,403    4,052,197
Less current portion........................................      (496,378)    (644,509)
                                                              ------------   ----------
                                                              $122,299,025   $3,407,688
                                                              ============   ==========

     Under the terms of its revolving credit facility (the "Credit Facility"), the Company was required to obtain approval from the lenders under such facility for the sale of the Paxson Radio segment. Approval of the sale was obtained under an amendment to the revolving Credit Facility in September 1997. As a result of the sale of the Paxson Radio assets and the related loss of cash flows from such assets, borrowings under the revolving Credit Facility were effectively frozen due to noncompliance with certain leverage ratio covenants.

     Under the amended terms of the revolving Credit Facility, amounts outstanding under the facility at December 31, 1997 bear interest at LIBOR or a base rate (as defined) plus a margin of 3.5% and 2.25%, respectively. Until the revised business plan required under the revolving Credit Facility is ratified by the lenders, the interest rate margins will increase by .5% per quarter through December 31, 1998. The Company is also required to pay quarterly a commitment fee of .5% per year on the unborrowed commitment ($75,000,000 at December 31, 1997). The revolving Credit Facility is secured by substantially all of the Company's assets.

                       PAXSON COMMUNICATIONS CORPORATION

     At December 31, 1997, the Company was not in compliance with certain of the financial covenants under the amended terms of the revolving Credit Facility. In March 1998, the Company obtained a waiver of such noncompliance from its lenders and executed an amendment to the terms of the revolving Credit Facility. The amended terms adjust the covenants of the revolving Credit Facility for the sale of the Company's Network-Affiliated Television and Paxson Radio segments in 1997 and address the Company's business plan related to the PAX NET launch. In addition, certain financial covenants were temporarily modified to allow for anticipated compliance by the Company throughout the remainder of 1998. The waiver and amendment agreement also requires the Company to use its best efforts to raise an additional $150 million of equity prior to May 31, 1998 and apply the net proceeds therefrom to repay the revolving credit facility and requires the Company to fund $17 million of interest into a cash collateral account for the benefit of the lenders.

     On March 11, 1998, the Company obtained a fully underwritten commitment (the "Commitment Letter") for a $122 million senior term credit facility maturing June 2002 (the "Senior Credit Facility") to be used to refinance the amounts outstanding under its revolving credit facility. Under the terms of the Commitment Letter, the outstanding debt will be secured by substantially all of the Company's assets and bear interest at a base rate plus 1.75% or LIBOR plus 2.75%, at the Company's option. The Senior Credit Facility will require the Company to maintain compliance with certain financial ratios subsequent to March 2000 and will contain other restrictions. Management expects to execute a Senior Credit Facility pursuant to the terms of the Commitment Letter before May 31, 1998.

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

     Aggregate maturities of long-term debt at December 31, 1997 are as follows:

1998.......................................................  $    496,378
1999.......................................................       578,748
2000.......................................................    35,396,461
2001.......................................................    42,808,332
2002.......................................................    42,835,083
Thereafter.................................................       680,401
                                                             ------------
                                                             $122,795,403
                                                             ============

11. SENIOR SUBORDINATED NOTES

     On September 28, 1995, the Company issued $230,000,000 of senior subordinated notes (the "Notes") at a discount, netting proceeds of $227,309,000 to the Company. The Company accretes the original issue discount over the term of the Notes using the effective interest method. At December 31, 1997, the unamortized discount was $2,041,264 ($2,344,904 in 1996). Interest on the Notes accrues at 11.625% to yield an effective rate per annum of 11.875%. Interest payments are payable semiannually on each April 1 and October 1. The principal balance is due at maturity on October 1, 2002.

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

     The Notes are redeemable at the option of the Company on October 1, 1999, 2000 and 2001 at a redemption price of 104%, 102% and 100%, respectively, of the outstanding principal amount, plus accrued

                       PAXSON COMMUNICATIONS CORPORATION
interest. Additionally, the Company may redeem up to 25% of the original principal amount of the Notes with proceeds from certain sales of Company stock or assets at any time prior to October 1, 1998 at a redemption price of 110% of the outstanding principal amount, plus accrued interest. There are no mandatory redemption requirements.

12. INCOME TAXES

     As a result of tax losses incurred by the Company during previous years, and net operating loss carryforwards available to offset taxable income in 1997, no current tax provision has been recorded by the Company for the years 1995 to 1997. The deferred benefit (provision) for federal and state income taxes for the three years ended December 31, 1997, 1996 and 1995 is as follows:

                                                  1997            1996          1995
                                              -------------    ----------    ----------
CONTINUING OPERATIONS
  Federal...................................  $  19,576,180    $       --    $1,152,000
  State.....................................      2,303,080            --       128,000
                                              -------------    ----------    ----------
                                              $  21,879,260    $       --    $1,280,000
                                              =============    ==========    ==========
DISCONTINUED OPERATIONS
  Federal...................................  $   1,196,191    $       --    $       --
  State.....................................        140,728            --            --
                                              -------------    ----------    ----------
                                              $   1,336,919    $       --    $       --
                                              =============    ==========    ==========
FROM DISPOSAL OF DISCONTINUED OPERATIONS
  Federal...................................  $(106,440,879)   $       --    $       --
  State.....................................    (12,522,456)           --            --
                                              -------------    ----------    ----------
                                              $(118,963,335)   $       --    $       --
                                              =============    ==========    ==========

     Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities as follows:

                                                              1997            1996
                                                          -------------   -------------
Deferred tax assets:
  Net operating loss carryforwards......................  $  17,505,309   $  24,338,000
  Deferred compensation.................................      7,231,812       6,359,000
  Allowance for doubtful accounts.......................        346,538         599,000
  Alternative minimum tax payments......................        975,000              --
                                                          -------------   -------------
                                                             26,058,659      31,296,000
  Deferred tax asset valuation allowance................     (3,070,754)    (23,615,000)
                                                          -------------   -------------
                                                             22,987,905       7,681,000
Deferred tax liabilities:
  Tax over book depreciation and amortization...........    (13,904,824)     (7,681,000)
  Deferred gain on disposal of discontinued
     operations.........................................   (104,830,237)             --
                                                          -------------   -------------
          Net deferred tax liabilities..................  $ (95,747,156)  $          --
                                                          =============   =============

     The Company and its subsidiaries have filed consolidated tax returns for all periods subsequent to December 15, 1993.

                       PAXSON COMMUNICATIONS CORPORATION

     The reconciliation of income tax benefit attributable to continuing operations, computed at the U.S. federal statutory tax rate, to the provision for income taxes is as follows:

                                                    1997          1996           1995
                                                ------------   -----------   ------------
Tax benefit at U.S. federal statutory tax
  rate........................................  $(19,849,954)  $(8,914,000)  $(11,417,000)
State income tax benefit, net of federal
  tax.........................................    (2,335,289)   (1,038,000)    (1,343,000)
Non deductible items..........................       305,983     1,346,000        597,000
Valuation allowance...........................            --     8,606,000     10,883,000
                                                ------------   -----------   ------------
Benefit for income taxes......................  $(21,879,260)  $        --   $ (1,280,000)
                                                ============   ===========   ============

     During 1997, the Company reversed approximately $20,544,000 of its deferred tax asset valuation allowance in connection with the disposition of discontinued operations. Accordingly, the benefit of the reversal of this allowance has been included within the gain on disposal of discontinued operations.

As a result of the deferred tax liability created by the tax deferred treatment of the gain on the sale of the Paxson Radio assets during the fourth quarter of 1997, management believes it is more likely than not that the Company's deferred tax assets created by such losses will be realized. Accordingly, the Company recognized a deferred tax benefit from continuing operations in the amount of approximately $21,879,260 during the fourth quarter of 1997.

     The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $46,067,000 at December 31, 1997 expiring through 2012. A portion of the net operating losses, amounting to approximately $7,900,000, are limited to annual utilization as a result of a change in ownership. Additionally, further limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

     The tax deferral of the gain upon the sale of Paxson Radio, of approximately $305 million before deferred taxes of approximately $119 million, could be contested by the Internal Revenue Service ("IRS"). Based on the advise of counsel, management believes that, in the event of a challenge by the IRS of these tax positions, it is more likely than not that the Company would prevail. Should the IRS successfully challenge the Company on these matters, the Company could be subject to a material current tax liability.

13. EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

SAVINGS AND PROFIT SHARING PLAN

     The Company has retirement savings and cafeteria plans pursuant to Sections 401(k) and 125 of the Internal Revenue Code which cover substantially all of the Company's employees. Employer contributions to the retirement savings plan are discretionary. For the plan years ended December 31, 1997, 1996 and 1995, the Company made retirement savings contributions of approximately $68,000, $175,000 and $0, respectively. Under the cafeteria plan, employees may elect to participate in health, dental, life and disability insurance benefit plans funded through employee payroll deductions.

DEFERRED COMPENSATION PLAN

     During 1996, the Company established a supplemental deferred compensation plan for certain key executives. Under this program, participants may defer certain amounts of their base compensation and receive a corresponding match by the Company. Participants vest 100% in the company match after five years of service. Upon retirement, participants shall be eligible to receive from the Company certain amounts based on the initial deferral and the Company match. Certain amounts are also due if a participant terminates employment (other than by his voluntary action or discharge for cause) before attaining retirement age. The participants in this plan are general creditors of the Company with respect to the benefits under the plan. The

                       PAXSON COMMUNICATIONS CORPORATION
expense associated with this program was approximately $131,200 and $66,000 for 1997 and 1996, respectively. The cash surrender value of the insurance policies under this program at December 31, 1997 is approximately $366,000 and the total liability under this program at December 31, 1997 is approximately $370,000.

LIFE INSURANCE

     The Company maintains a life insurance agreement for the benefit of Mr. Paxson and his spouse (the "Insureds") whereby the Company contributes to the payment of premiums on the policy. Upon the death of the survivor of the Insureds, the Company will be repaid its premium advance. The policy owner will retain all remaining proceeds. Premiums paid with respect to this policy were approximately $176,000 and $220,000 for 1997 and 1996, respectively.

STOCK INCENTIVE PLANS

     In November 1994 and October 1996, the Company established the Stock Incentive Plan (the "1994 Plan") and the 1996 Stock Incentive Plan (the "1996 Plan"), respectively, to provide incentives to officers, employees and others who perform services for the Company through awards of options and shares of restricted stock. Awards granted under each plan are at the discretion of the Company's Compensation Committee and may be in the form of either incentive or nonqualified stock options or awards of restricted stock. At December 31, 1997, 27,936 options for shares of Class A common stock were available for additional awards under the plans.

     When options are granted, a non-cash charge representing the difference between the exercise price and the fair market value of the common stock underlying the vested options on the date of grant is recorded as option plan compensation expense with the balance deferred and amortized over the remaining vesting period. For the years ended December 31, 1997, 1996 and 1995, the Company recognized approximately $6,500,000, $7,900,000 and $10,800,000, respectively, of option plan compensation expense and expects to recognize additional expense of approximately $2,200,000 over the next five years as such options vest. To date, no awards of shares of restricted stock have been made under the plans.

     Options granted under the 1994 Plan are pursuant to a five year vesting cycle commencing retroactively to the participant's date of employment or are exercisable in full at the date of grant. Options granted under the 1996 Plan are pursuant to a five year vesting cycle commencing January 1, 1996, if the participant was employed by the Company at January 1, 1996 and January 1, 1997, if the participant commenced employment with the Company subsequent to January 1, 1996, or, in certain instances, are exercisable in full at the date of grant. All options granted expire ten years after the date of grant.

     A summary of the Company's 1994 and 1996 stock option plans as of December 31, 1997 and 1996 and changes during the years ending on those dates is presented below:

                       PAXSON COMMUNICATIONS CORPORATION

                                                     1997                   1996                   1995
                                             --------------------   --------------------   --------------------
                                                         WEIGHTED               WEIGHTED               WEIGHTED
                                                         AVERAGE                AVERAGE                AVERAGE
                                             NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                              OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                             ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year.............  3,590,693    $3.41     1,752,405    $3.42           --     $  --
Granted....................................   348,018      2.07     2,030,216     3.38     1,847,005     3.42
Forfeited..................................   (65,800)     3.42      (39,000)     3.42       (4,800)     3.42
Exercised..................................  (267,450)     3.42     (152,928)     3.22      (89,800)     3.42
                                             ---------    -----     ---------    -----     ---------    -----
Outstanding, end of year...................  3,605,461    $3.28     3,590,693    $3.41     1,752,405    $3.42
                                             =========    =====     =========    =====     =========    =====
Weighted average fair value of options
  granted during the year..................               $8.39                  $8.23                  $8.66
                                                          =====                  =====                  =====

     The majority of the Company's option grants have been at exercise prices of $3.42, a price which has historically been below the fair market value of the underlying common stock at the date of grant.

FAIR VALUE DISCLOSURES

     Had compensation expense for the Company's option plans been determined using the fair value method the Company's net income (loss) and net income
(loss) per share would have been as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1997            1996            1995
                                           ------------    ------------    ------------
Net income (loss):
  As reported............................  $188,412,901    $(48,127,485)   $(46,770,496)
  Pro forma..............................   187,297,693     (50,444,441)    (49,974,777)
Basic and diluted net income (loss) per
  share:
  As reported............................  $       3.50    $      (1.10)   $      (1.36)
  Pro forma..............................          3.48           (1.15)          (1.45)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility range of 54% to 73%, and risk free interest rates of 6% to 6.9% and weighted average expected option terms of 7.5 years for both periods.

     The following tables summarize information about employee and director stock options at December 31, 1997:

OPTIONS OUTSTANDING AND EXERCISABLE

                                                                   WEIGHTED
                                                    NUMBER          AVERAGE          NUMBER
                                                OUTSTANDING AT     REMAINING     EXERCISABLE AT
                                                 DECEMBER 31,     CONTRACTUAL     DECEMBER 31,
EXERCISE PRICES                                      1997            LIFE             1997
---------------                                 --------------    -----------    --------------
   $0.01......................................      151,071            2             151,071
   $3.42......................................    3,454,390            6           2,591,390

EMPLOYMENT AGREEMENTS

     Mr. Paxson is employed under an employment agreement for a term expiring December 31, 1999, unless sooner terminated. The agreement provides that Mr. Paxson's base salary will be $465,850 in 1998 and $500,000 in 1999. In addition to his base salary, Mr. Paxson may receive an annual bonus at the discretion of, and in an amount set by, those members of the Compensation Committee who are not employees of the Company.

                       PAXSON COMMUNICATIONS CORPORATION

NOTES RECEIVABLE FROM THE SALE OF STOCK

     During December 1996, the Company approved a program under which it would extend loans to certain members of management for the purchase, in the open market, of Company common stock by those individuals. The notes are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by the stock purchased with the loan proceeds. Principal and interest is payable at maturity, March 31, 1999. The outstanding balance on such loans aggregated $2,813,250 and $1,873,139 at December 31, 1997 and 1996,
respectively, and is reflected as stock subscription notes receivable in the accompanying balance sheet.

14. REDEEMABLE PREFERRED STOCK

     The following represents a summary of the changes in the Company's preferred stock during the three years ended December 31, 1997:

                                     REDEEMABLE    REDEEMABLE     REDEEMABLE    REDEEMABLE
                                    EXCHANGEABLE     JUNIOR         SENIOR       SERIES B
                                    ------------   -----------   ------------   -----------
Balance at December 31, 1994......  $         --   $26,808,053   $ 14,060,054   $ 1,274,671
Issuance of shares................            --            --             --            --
Accretion.........................            --       634,988        332,156       325,208
Accrual of cumulative dividends...            --     4,090,869      2,431,872       752,775
                                    ------------   -----------   ------------   -----------
Balance at December 31, 1995......            --    31,533,910     16,824,082     2,352,654
Issuances.........................   143,197,254            --             --            --
Accretion.........................       159,977       650,084      1,805,599     3,418,615
Accrual of cumulative dividends...     4,571,919     4,596,502      2,374,740       730,066
Redemption premium................            --            --        700,000       250,000
Redemptions.......................            --            --    (21,704,421)   (6,751,335)
                                    ------------   -----------   ------------   -----------
Balance at December 31, 1996......   147,929,150    36,780,496             --            --
Accretion.........................       668,726       665,540             --            --
Accrual of cumulative dividends...    19,778,114     5,164,626             --            --
                                    ------------   -----------   ------------   -----------
Balance at December 31, 1997......  $168,375,990   $42,610,662   $         --   $        --
                                    ============   ===========   ============   ===========

REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     The Company issued the Redeemable Exchangeable preferred stock on October 4, 1996 for gross proceeds of $150,000,000. Holders of Redeemable Exchangeable preferred stock are entitled to cumulative dividends at an annual rate of 12.5% of the liquidation price, per annum, payable semi-annually beginning April 30, 1997. The Company, at its option, may pay dividends on or before October 31, 2002 either in cash or by the issuance of additional shares of Redeemable Exchangeable preferred stock.

     The Company is required, subject to certain conditions, to redeem all of the Redeemable Exchangeable preferred stock outstanding on October 31, 2006 plus accumulated and unpaid dividends to the date of redemption. Additionally, the Redeemable Exchangeable preferred stock is redeemable, subject to certain

                       PAXSON COMMUNICATIONS CORPORATION
restrictions, at the option of the Company on or after October 31, 2001 at the redemption prices set forth below (expressed as a percentage of liquidation price):

TWELVE MONTH PERIOD
BEGINNING OCTOBER 31,
---------------------
2001........................................................   106.250%
2002........................................................   104.167%
2003........................................................   102.083%
2004 and thereafter.........................................   100.000%

     The Redeemable Exchangeable preferred stock also requires redemption features in the event of certain changes in ownership control of the Company.

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

     During 1997, the Company paid dividends of $20,782,320 by the issuance of additional shares of Redeemable Exchangeable preferred stock. Cumulative Redeemable Exchangeable preferred stock dividends in arrears aggregated $3,567,713 and $4,571,919 at December 31, 1997 and 1996, respectively.

REDEEMABLE JUNIOR PREFERRED STOCK

     The Company issued the Redeemable Junior preferred stock with 4,853,628 detachable Class C common stock warrants (after giving effect to the stock dividend during January 1995) on December 22, 1994 for gross proceeds of $33,000,000. Holders of Redeemable Junior preferred stock are entitled to cumulative dividends at an annual rate of 12% prior to the seventh anniversary of the issue date (December 22, 2001), 13% per annum from the seventh through the eighth anniversary of the issue date (December 22, 2002), and 14% per annum thereafter. Semi-annual dividend payments are required commencing December 31, 1999.

     The Redeemable Junior preferred shares are redeemable, at the option of the Company, at a 2% premium over the liquidation price thereof, plus unpaid, deferred, and accrued dividends after the third and prior to the fourth anniversary of the issue date (December 22, 1998), and at par plus unpaid, deferred, and accrued dividends on or after the fourth anniversary of the issue date. The shares are subject to mandatory redemption on the ninth anniversary of the issue date (December 22, 2003).

     Cumulative Redeemable Junior preferred stock dividends in arrears aggregated $13,949,641 and $8,785,015 at December 31, 1997 and 1996,
respectively.

                       PAXSON COMMUNICATIONS CORPORATION

REDEEMABLE SENIOR PREFERRED STOCK

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

REDEMPTION FEATURES OF PREFERRED STOCK

     The following table presents the redemption value of the two classes of preferred stock outstanding at December 31, 1997 should each be redeemed in the indicated year, assuming no dividends are paid prior to redemption, unless required:

                                                                 JUNIOR      EXCHANGEABLE
                                                              PREFERRED(1)   PREFERRED(2)
                                                              ------------   ------------
1998........................................................  $53,412,616             --
1999........................................................   59,102,420             --
2000........................................................   59,102,420             --
2001........................................................   59,102,420    300,494,498
2002........................................................   59,102,420    332,707,505

---------------

(1) Mandatorily redeemable on December 22, 2003; redeemable by the Company prior to that date.
(2) Redeemable at the option of the Company on or after October 31, 2001. See previous discussion for earlier redemption features on up to 35% of the shares.

15. COMMON STOCK WARRANTS

CLASS A AND B COMMON STOCK WARRANTS

     In connection with the 1993 Redeemable Senior preferred stock issuance, the Company issued 225 detachable redeemable common stock purchase warrants. During April 1996, in connection with the Company's offering of 10.3 million previously unissued shares of Class A common stock, the holders of the then outstanding Class A and B warrants surrendered their put provision requiring the Company to repurchase the warrants. The holders of the warrants are entitled to demand registration rights and piggyback registration rights following certain offerings of shares to the public. Additionally, the holders of the warrants have rights to convert shares of Class B common stock acquired in connection with the exercise of the warrants to shares of Class A common stock. On April 3, 1996, 32.2319 warrants were exercised for 893,000 shares of Class A common stock. In July 1997, the holders of the Company's Class A and B common stock warrants exercised 32.5083 warrants for 900,000 shares of Class A common stock and in September 1997, exercised 32.5121 warrants for 900,000 shares of Class A common stock. At December 31, 1997, the Company had 33.1252 Class A and B common stock warrants still outstanding which entitle the holders to purchase 688,312 Class A common shares and 229,437 Class B common shares.

CLASS C COMMON STOCK WARRANTS

     In connection with the Redeemable Junior preferred stock issuance on December 22, 1994, the Company issued 4,853,628 detachable Class C common stock purchase warrants, entitling the holder to purchase one Class C common share per warrant at an exercise price of $0.001 per share. Certain holders of these purchase

                       PAXSON COMMUNICATIONS CORPORATION
warrants are entitled to demand registration rights subsequent to the third anniversary of the issuance date and piggyback registration rights six months following certain offerings of shares to the public. During 1996, the terms of the Class C common stock purchase warrants were modified to allow the issuance of Class A common stock upon exercise of the warrants. Subsequent to such modification, 2,730,385 Class C common stock warrants were exercised for 2,730,173 shares of Class A common stock. During the quarter ended June 30, 1997, 2,123,243 Class C common stock warrants were exercised for approximately 2,123,047 shares of Class A common stock. At December 31, 1997, no class C common stock warrants were outstanding.

16. COMMON STOCK

     The Company has authorized 12,500,000 shares of Class C common stock with a par value of $0.001 per share. No shares of the Company's Class C common stock were issued or outstanding at December 31, 1997 or 1996.

     On April 3, 1996, the Company sold 10,300,000 previously unissued shares of its Class A common stock for net proceeds of approximately $154,800,000.

     Class A common stock and Class B common stock will vote as a single class in all matters submitted to a vote of the stockholders, with each share of Class A common stock entitled to one vote and each share of Class B common stock entitled to ten votes; Class C common stock is non-voting. Each share of Class B common stock is convertible, at the option of its holder, into one share of Class A common stock at any time. Under certain circumstances, Class C common stock may be converted, at the option of the holder, into Class A common stock.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

     Cash and cash equivalents, accounts receivable, cash held by qualified intermediary, accounts payable and accrued expenses. The fair values approximate the carrying values due to their short term nature.

     Investments in broadcast properties. The fair value of investments in broadcast properties is estimated based on recent market sale prices for comparable stations and/or markets. The fair value approximates the carrying value.

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

                       PAXSON COMMUNICATIONS CORPORATION

18. COMMITMENTS AND CONTINGENCIES

     The Company incurred total operating expenses of approximately $4,689,000, $2,876,000 and $1,531,000 for the years ended December 31, 1997, 1996 and 1995, respectively, under operating leases for broadcasting facilities and equipment, employment agreements and on-air talent agreements. Future minimum annual payments under these non-cancelable operating leases and agreements, as of December 31, 1997, are as follows:

1998........................................................  $ 6,236,000
1999........................................................    5,062,000
2000........................................................    3,501,000
2001........................................................    2,962,000
2002........................................................    2,815,000
Thereafter..................................................   10,585,000
                                                              -----------
                                                              $31,161,000
                                                              -----------

     As of December 31, 1997 the Company had entered into TBAs with 11 licensees which require monthly TBA payments ranging from $2,500 to $1,250,000 and have effective terms ranging from one to ten years. The Company expects to acquire four of these TBA stations during the first quarter of 1998, including WPXN-TV which currently requires a monthly payment of $1,250,000.

PROGRAMMING COMMITMENTS

     In conjunction with its announced launch of a new broadcast television network the Company has entered into commitments for broadcast rights related to programs that are not currently available for broadcast and therefore not included in the consolidated financial statements. Future minimum annual payments (including deposits) under these agreements are as follows.

1998.......................................................  $ 46,114,015
1999.......................................................    75,202,626
2000.......................................................    71,015,115
2001.......................................................    62,155,787
2002.......................................................    31,723,792
Thereafter.................................................    39,418,667
                                                             ------------
                                                             $325,630,002
                                                             ============

     As of December 31, 1997, the Company had $36,682,500 of broadcast rights deposits recorded in Other Assets.

     The Company has also committed to purchase at similar terms additional future episodes of these programs should they be made available.

                       PAXSON COMMUNICATIONS CORPORATION

INVESTMENT COMMITMENTS

     The completion of each of the investments discussed below is subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that any such investments will be completed. The Company has agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to, the following properties, which are subject to various conditions, including the receipt of regulatory approvals:

STATION                                            MARKET SERVED(*)                COMMITMENT AMOUNT
-------                                            ----------------                -----------------
WPXN-TV............................  New York, NY(1)                                 $257,500,000
WCFC-TV............................  Chicago, IL(2)                                   135,000,000
WFBI/WCCL..........................  Memphis, TN/New Orleans, LA                       40,000,000
WPXD-TV............................  Detroit, MI(10)                                   35,000,000
Channel 40.........................  Pittsburgh, PA                                    35,000,000
KWPX-TV............................  Seattle, WA(3)(11)                                35,000,000
KBSP-TV............................  Portland, OR(13)                                  30,000,000
KSPX-TV............................  Sacramento, CA(4)                                 17,000,000
WPXP-TV............................  West Palm Beach, FL(6)                            16,635,000
WPXV-TV............................  Norfolk, VA(11)                                   14,750,000
WFHL-TV............................  Champaign, IL                                      9,250,000
WKRP-TV............................  Charleston, WV(7)                                  8,070,000
KPXF-TV............................  Fresno, CA(5)(10)                                  7,960,000
WAUP-TV............................  Syracuse, NY(7)                                    6,750,000
KAJW-TV............................  Phoenix, AZ(7)                                     6,600,000
WQPX-TV............................  Wilkes-Barre, PA                                   6,160,000
Channel 34.........................  Spokane, WA(12)                                    5,676,667
Channel 61.........................  Mobile, AL(12)                                     5,150,000
KAPA-TV............................  Honolulu, HI                                       5,000,000
KPXR-TV............................  Cedar Rapids, IA(8)(10)                            5,000,000
WPXK-TV............................  Knoxville, TN                                      5,000,000
Channel 14.........................  Albuquerque, NM(12)                                4,650,000
WFPX-TV............................  Raleigh, NC(10)                                    4,500,000
WNPX-TV............................  Nashville, TN(10)                                  4,200,000
Channel 21.........................  Shreveport, LA(12)                                 3,939,000
Channel 67.........................  Davenport, IA(12)                                  3,800,000
Channel 39.........................  Des Moines, IA(12)                                 3,750,000
Channel 23.........................  Portland, ME(12)                                   3,550,000
Channel 38.........................  Greenville, NC                                     3,550,000
WAQF-TV............................  Buffalo, NY(9)                                     3,000,000
WLWG-LP............................  Columbus, OH                                       2,500,000
Channel 51.........................  Jackson, MS(12)                                    2,250,000
KWOK-TV............................  San Francisco, CA(2)(6)                            2,215,000
Channel 30.........................  Odessa, TX(12)                                     1,306,000
KVUT-TV............................  Little Rock, AR(7)                                 1,250,000
WDVL-LP............................  Jacksonville, FL                                     600,000
K59ER-LP...........................  Las Vegas, NV(11)                                    500,000
Channel 15.........................  Christiansted, Virgin Islands(12)                    200,000

---------------

     In connection with the above commitments, the Company has made deposits or advances totaling approximately $74 million at December 31, 1997, recorded as escrow deposits or investments in broadcast properties. The Company has additional commitments of approximately $13.9 million in connection with a pending television station acquisition. The commitment amounts do not include capital expenditures required to upgrade or construct the above properties.

   * Each station is licensed by the FCC to serve a specific community, which is included in the listed market.

 (1) The Company began operating the station pursuant to a time brokerage agreement on June 30, 1997. The Company completed the purchase of this station in March 1998.

                       PAXSON COMMUNICATIONS CORPORATION

 (2) The Company is acquiring the station for consideration of $120 million cash, the Company's interests in KWOK-TV and up to $15 million of contingent payments to be determined based upon the seller's ability to deliver its programming to the Chicago market via cable carriage post closing.
 (3) The station purchase price of $35 million includes $10 million of consideration which is contingent upon the subsequent improvement of the station's broadcast signal, if feasible.
 (4) The Company has loaned an aggregate of $8,500,000 to KCMY-TV and began operating the station pursuant to a time brokerage agreement on October 1, 1996, pending completion of the acquisition of the station. The loan will be applied to the purchase price at the date of closing.
 (5) The Company began operating the station pursuant to a time brokerage agreement on June 1, 1997 pending completion of the acquisition of the station.
 (6) The Company has entered into various agreements with Cocola Broadcasting, its subsidiaries and other parties, whereby, the Company will acquire 100% and 90% of the ownership of KWOK-TV and WHBI-TV, respectively.
 (7) The Company has acquired a 49% interest in this property.
 (8) On May 3, 1997, the Company began operating the station pursuant to a time brokerage agreement. The purchase price reflects the cash portion only and does not include additional consideration of 600,000 shares of Class A common stock of the Company.
 (9) Includes the purchase of two low power television stations, W69CS and W63BM.
(10) The Company completed the purchase of this station in January 1998.
(11) The Company completed the purchase of this station in February 1998.
(12) The Company participated in FCC settlements and thereby acquired a construction permit for this property.
(13) Presently under a letter of intent.

GUTHY-RENKER

     During 1997, the Company entered into an agreement with Guthy-Renker Corporation to create transactional, entertainment and direct response programming. The Company has committed to provide the venture with funding of at least $3,000,000, of which $600,000 had been advanced as of December 31, 1997. The parties will share in the revenues generated by this programming.

LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

                       PAXSON COMMUNICATIONS CORPORATION

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                     FOR THE 1997 QUARTERS ENDED
                                     -----------------------------------------------------------
                                     DECEMBER 31     SEPTEMBER 30      JUNE 30        MARCH 31
                                     ------------    ------------    -----------    ------------
Total revenue......................  $ 27,168,270    $ 23,778,844    $18,536,999    $ 18,937,340
Operating expenses, less
  depreciation, amortization,
  compensation associated with
  Paxson Radio asset sales and
  option plan compensation.........    26,113,720      20,365,043     14,169,937      14,593,207
Compensation associated with Paxson
  Radio asset sales................     9,700,000              --             --              --
Depreciation and amortization......     7,256,111       5,854,249      4,854,019       4,079,730
Option plan compensation...........     1,215,809         722,166        717,832         714,005
                                     ------------    ------------    -----------    ------------
Operating loss.....................  $(17,117,370)   $ (3,162,614)   $(1,204,789)   $   (449,602)
                                     ============    ============    ===========    ============
Loss from continuing operations....  $ (4,178,923)   $(14,810,071)   $(9,790,548)   $ (7,723,420)
Discontinued operations............   185,065,802      14,553,473     52,309,170        (735,576)
                                     ------------    ------------    -----------    ------------
Net income (loss)..................  $180,886,879    $   (256,598)   $42,518,622    $ (8,458,996)
                                     ============    ============    ===========    ============
Net income (loss) attributable to
  common stock.....................  $174,033,528    $ (6,982,630)   $36,092,638     (14,730,635)
                                     ============    ============    ===========    ============
Basic and diluted earnings per
  share:
  Loss from continuing
     operations....................  $      (0.19)   $      (0.38)   $     (0.33)   $      (0.28)
  Discontinued operations..........  $       3.14    $       0.26    $      1.04    $      (0.02)
  Net income (loss)................  $       2.95    $      (0.12)   $      0.71    $      (0.30)
Weighted average common shares
  outstanding......................    58,980,015      56,835,119     50,495,490      48,777,893
                                     ============    ============    ===========    ============
  Stock price(1)
     High..........................  $    12 1/16    $     14 3/8    $    13 1/8    $     10 1/4
     Low...........................  $     7 3/16    $   10 15/16    $     9 3/4    $    7 15/16

---------------

(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.

                       PAXSON COMMUNICATIONS CORPORATION

                                                      FOR THE 1996 QUARTERS ENDED
                                      -----------------------------------------------------------
                                      DECEMBER 31     SEPTEMBER 30      JUNE 30        MARCH 31
                                      ------------    ------------    -----------    ------------
Total revenue.......................  $ 19,335,060    $14,950,507     $14,994,642    $ 13,052,409
Operating expenses, less
  depreciation, amortization and
  option plan compensation..........    16,076,043     11,740,206      10,061,577       8,486,622
Depreciation and amortization.......     4,339,268      3,576,510       2,636,273       2,335,725
Option plan compensation............     4,629,964        308,200         312,702       1,724,964
                                      ------------    -----------     -----------    ------------
Operating income (loss).............  $ (5,710,215)   $  (674,409)    $ 1,984,090    $    505,098
                                      ============    ===========     ===========    ============
Loss from continuing operations.....  $(14,597,739)   $(6,698,736)    $(2,769,195)   $ (6,369,801)
Discontinued operations.............     2,087,784        995,119       1,382,526        (248,859)
                                      ------------    -----------     -----------    ------------
Net (loss)..........................  $(12,509,955)   $(5,703,617)    $(1,386,669)   $ (6,618,660)
                                      ============    ===========     ===========    ============
Net (loss) attributable to common
  stock.............................  $(24,541,413)   $(8,166,709)    $(3,852,754)   $(11,566,609)
                                      ============    ===========     ===========    ============
Basic and diluted earnings per
  share:
  Loss from continuing operations...  $      (0.56)   $     (0.19)    $     (0.11)   $      (0.32)
  Discontinued operations...........  $       0.04    $      0.02     $      0.03    $      (0.01)
  Net loss..........................  $      (0.52)   $     (0.17)    $     (0.08)   $      (0.33)
Weighted average common shares
  outstanding.......................    47,158,019     46,983,274      46,570,794      34,556,861
                                      ============    ===========     ===========    ============
  Stock price(1)
     High...........................  $     11 1/8    $        13     $    15 3/8    $     21 1/4
     Low............................  $      6 5/8    $   9 11/16     $    10 5/8    $     13 7/8

---------------

(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.

                                                                     SCHEDULE II

                       PAXSON COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

        COLUMN A           COLUMN B             COLUMN C               COLUMN D        COLUMN E
        --------           --------             --------               --------        --------
                                               ADDITIONS
                                        ------------------------
                          BALANCES AT   CHARGED TO                                    BALANCE AT
                           BEGINNING    COSTS AND                                       END OF
                            OF YEAR      EXPENSES       OTHER         DEDUCTIONS         YEAR
                          -----------   ----------   -----------     ------------     -----------
For the year ended
  December 31, 1997
Allowance for doubtful
  accounts..............  $ 1,576,593   $2,011,337   $        --     $ (2,675,989)(1) $   911,941
                          ===========   ==========   ===========     ============     ===========
Deferred tax assets
  valuation allowance...  $23,615,000   $       --   $        --     $(20,544,246)(2) $ 3,070,754
                          ===========   ==========   ===========     ============     ===========
For the year ended
  December 31, 1996
Allowance for doubtful
  accounts..............  $   909,713   $1,287,819   $        --     $   (620,939)(3) $ 1,576,593
                          ===========   ==========   ===========     ============     ===========
Deferred tax assets
  valuation allowance...  $15,009,000   $       --   $ 8,606,000(4)  $         --     $23,615,000
                          ===========   ==========   ===========     ============     ===========
For the year ended
  December 31, 1995
Allowance for doubtful
  accounts..............  $   556,950   $1,098,181   $        --     $   (745,418)(3) $   909,713
                          ===========   ==========   ===========     ============     ===========
Deferred tax assets
  valuation allowance...  $ 4,126,507   $       --   $10,882,493(4)  $         --     $15,009,000
                          ===========   ==========   ===========     ============     ===========

---------------

(1) Reflects the impact of the sale of Network-Affiliated Television and Paxson Radio receivables in connection with the sales of these segments during 1997 of $1,495,695 as well as the write off of uncollectible receivables of $1,180,294.
(2) Reflects utilization of deferred tax assets generated by net operating loss carryforwards to offset non-tax deferred gains on the sale of Network-Affiliated Television and Paxson Radio segments during 1997.
(3) Write off of uncollectible receivables.
(4) A valuation allowance related to deferred tax assets.