Form 10-Q
period 1998-03-31
PAXSON COMMUNICATIONS CORP
filed 1998-05-11
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       MARCH 31, 1998
                                        __________________________
         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ___________

         Commission File Number 1-13452

                        PAXSON COMMUNICATIONS CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           59-3212788
 -------------------------------                            ------------------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)

601 CLEARWATER PARK ROAD
WEST PALM BEACH, FLORIDA                                           33401
---------------------------------------                          ----------
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

YES    X       NO
    ------        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998:

       CLASS OF STOCK                                     NUMBER OF SHARES
----------------------------                              ----------------
COMMON STOCK-CLASS A, $0.001
PAR VALUE PER SHARE................................           51,903,134

COMMON STOCK-CLASS B, $0.001
PAR VALUE PER SHARE................................            8,311,639

PAXSON COMMUNICATIONS CORPORATION
INDEX

                                                                                              PAGE
                                                                                              ----
Part I -          Financial Information

         Item 1.  FINANCIAL STATEMENTS

                     Consolidated Balance Sheets
                     March 31, 1998 and December 31, 1997                                        3

                     Consolidated Statements of Operations
                     Three Months Ended March 31, 1998 and 1997                                  4

                     Consolidated Statement of Changes in
                     Common Stockholders' Equity                                                 5

                     Consolidated Statements of Cash Flows
                     Three Months Ended March 31, 1998 and 1997                                  6

                     Notes to Consolidated Financial Statements                                  8

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                 10

Part II -         Other Information

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                     18

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              18

         Signatures                                                                             19


PAXSON COMMUNICATIONS CORPORATION

Consolidated Balance Sheets

                                                                                      March 31,               December 31,
                                                                                        1998                     1997
                                                                                    -------------            ------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $137,286,453           $   82,641,444
  Restricted cash                                                                     17,000,000               17,000,000
  Accounts receivable, less allowance for doubtful
    accounts of $823,254 and $911,941 respectively                                     4,924,414                4,813,524
  Prepaid expenses and other current assets                                            3,342,301                2,765,984
                                                                                  --------------           --------------
        Total current assets                                                         162,553,168              107,220,952

Cash held by qualified intermediary                                                            -              418,949,550
Property and equipment, net                                                          141,143,502              105,896,873
Intangible assets, net                                                               536,789,337              205,400,029
Investments in broadcast properties                                                  106,848,464               72,762,195
Investment in cable network                                                           55,551,260               58,974,491
Other assets, net                                                                     71,711,490               87,908,884
                                                                                  --------------           --------------

       Total assets                                                               $1,074,597,221           $1,057,112,974
                                                                                  ==============           ==============

LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued liabilities                                         $  13,358,699           $   11,305,782
  Accrued interest                                                                    13,873,176                8,475,686
  Current portion of long-term debt                                                      504,029                  496,378
                                                                                  --------------           --------------
       Total current liabilities                                                      27,735,904               20,277,846

Deferred gain                                                                         12,100,000               12,100,000
Deferred income taxes                                                                 97,303,556               95,747,156
Long-term debt                                                                       122,166,752              122,299,025
Senior subordinated notes, net                                                       228,041,639              227,958,736
Redeemable Cumulative Compounding Junior preferred
   stock, $0.001 par value; 12% dividend rate per annum,
   33,000 shares authorized, issued and outstanding                                   44,189,493               42,610,662
Redeemable Exchangeable Preferred stock, $0.001 par value;
  12.5% dividend rate per annum, 440,000 shares authorized,
  170,782 shares issued and outstanding                                              173,879,479              168,375,990

Class A common stock, $0.001 par value; one vote per share;
   150,000,000 shares authorized, 51,868,800 and 50,701,600
   shares issued and outstanding                                                          51,869                   50,702
Class B common stock, $0.001 par value; ten votes per share, 35,000,000
   shares authorized, 8,311,639 shares issued and outstanding                              8,312                    8,312
Class A & B common stock warrants                                                      1,153,987                2,316,225
Stock subscription notes receivable                                                   (2,813,250)              (2,813,250)
Additional paid-in capital                                                           292,526,935              285,795,787
Deferred option plan compensation                                                     (1,898,619)              (2,205,240)
Retained earnings                                                                     80,151,164               84,591,023
Commitments and contingencies                                                                  -                        -
                                                                                  --------------           --------------

       Total liabilities, redeemable securities and
        common stockholders' equity                                               $1,074,597,221           $1,057,112,974
                                                                                  ==============           ==============


           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations


                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                     -------------------------------------
                                                                                         1998                    1997
                                                                                     -------------           -------------
                                                                                                  (Unaudited)

 Revenue:
   Local and national advertising                                                    $  31,401,579           $  18,498,815
   Other                                                                                   206,721                 412,685
   Trade and barter                                                                         56,584                  25,840
                                                                                     -------------           -------------
 Total revenues                                                                         31,664,884              18,937,340

 Operating expenses:
   Direct                                                                                5,146,368               3,337,759
   Programming                                                                           1,542,514                 981,880
   Sales                                                                                 1,467,544                 723,513
   Promotion                                                                               989,675                 121,832
   Technical                                                                             2,973,139               2,036,166
   General and administrative                                                            8,913,945               6,354,393
   Trade and barter                                                                         56,584                  12,160
   Time brokerage and affiliation agreement fees                                         6,588,140               1,025,504
   Option plan compensation                                                                306,621                 714,005
   Depreciation and amortization                                                         7,949,978               4,079,730
                                                                                     -------------           -------------
 Total operating expenses                                                               35,934,508              19,386,942
                                                                                     -------------           -------------
 Operating loss                                                                         (4,269,624)               (449,602)
 Other income (expense):
   Interest expense                                                                    (10,505,642)             (8,735,442)
   Interest income                                                                       6,180,260               1,315,882
   Other expenses, net                                                                    (246,540)                145,742
   Gain on sale of television station                                                   14,330,406                       -
   Equity in loss of unconsolidated investment                                          (1,290,000)                      -
                                                                                     -------------           -------------
 Income (loss) from continuing operations before income tax
   provision                                                                             4,198,860              (7,723,420)
 Income tax provision                                                                   (1,556,400)                      -
                                                                                     -------------           -------------
 Income (loss) from continuing operations before
   extraordinary item                                                                    2,642,460              (7,723,420)
                                                                                     -------------           -------------
 Loss from discontinued operations, net of applicable
   income taxes                                                                                  -                (735,576)
                                                                                     -------------           -------------
 Net income (loss)                                                                       2,642,460              (8,458,996)
 Dividends and accretion on preferred stock                                             (7,082,319)             (6,271,639)
                                                                                     -------------           -------------
 Net loss attributable to common stock                                               $  (4,439,859)          $ (14,730,635)
                                                                                     =============           =============
 Basic and diluted loss per common share:
 Loss from continuing operations                                                     $       (0.07)          $       (0.28)
 Loss from discontinued operations                                                               -                   (0.02)
                                                                                     -------------           -------------
 Net loss                                                                            $       (0.07)          $       (0.30)
                                                                                     =============           =============
 Weighted average shares outstanding                                                    59,588,768              48,777,893
                                                                                     =============           =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statement of Changes in Common Stockholders' Equity

                                                COMMON STOCK        Class A&B        Class C           Stock
                                             ----------------        Common          Common         Subscription
                                              Class       Class       Stock           Stock            Notes
                                                A          B         Warrants        Warrants        Receivable
                                             ------      ------     -----------     -----------     -----------

Balance at December 31, 1996                 $40,442     $8,312     $ 6,862,647     $ 2,335,528     $(1,873,139)
Stock issued for acquisition                   6,069
Exercise of Class A,B and C
   common stock warrants                       3,923                 (4,546,422)     (2,335,528)
Deferred option plan compensation
Option plan compensation
Stock options exercised                          268
Increase in stock subscription notes
   receivable                                                                                          (940,111)
Dividends on redeemable preferred stock
Accretion on Junior preferred stock
Accretion on Redeemable Exchangeable
   preferred stock
Net income
                                             -------     ------     -----------     -----------     -----------
Balance at December 31, 1997                  50,702      8,312       2,316,225               -      (2,813,250)
Stock issued for acquisitions
  (unaudited)                                    600
Exercise of Class A and B common
  stock warrants (unaudited)                     460                 (1,162,238)
Option plan compensation (unaudited)
Stock options exercised (unaudited)              107
Dividends on redeemable
  preferred stock (unaudited)
Accretion on Junior preferred stock
  (unaudited)
Accretion on Redeemable Exchangeable
  preferred stock (unaudited)
Net income (unaudited)
                                             -------     ------     -----------     -----------     -----------
Balance at March 31, 1998 (unaudited)        $51,869     $8,312     $ 1,153,987     $         -     $(2,813,250)
                                             =======     ======     ===========     ===========     ===========


                                              Additional      Deferred Option     Retained Earnings
                                               Paid-in             Plan             (Accumulated
                                               Capital          Compensation           Deficit)
                                             -----------      ---------------     -----------------
Balance at December 31, 1996                 $209,621,241       $(6,397,916)        $(103,821,878)
Stock issued for acquisition                   66,118,931
Exercise of Class A,B and C
   common stock warrants                        6,878,028
Deferred option plan compensation               2,263,167        (2,263,167)
Option plan compensation                                          6,455,843
Stock options exercised                           914,420
Increase in stock subscription notes
   receivable
Dividends on redeemable preferred stock                                               (24,942,740)
Accretion on Junior preferred stock                                                      (665,540)
Accretion on Redeemable Exchangeable
   preferred stock                                                                       (668,726)
Net income                                                                            214,689,907
                                             ------------       -----------         -------------
Balance at December 31, 1997                  285,795,787        (2,205,240)           84,591,023
Stock issued for acquisitions
  (unaudited)                                   5,249,400
Exercise of Class A and B common
  stock warrants (unaudited)                    1,161,778
Option plan compensation (unaudited)                                306,621
Stock options exercised (unaudited)               319,970
Dividends on redeemable
  preferred stock (unaudited)                                                          (6,744,549)
Accretion on Junior preferred stock
  (unaudited)                                                                            (170,340)
Accretion on Redeemable Exchangeable
  preferred stock (unaudited)                                                            (167,430)
Net income (unaudited)                                                                  2,642,460
                                             ------------       -----------         -------------
Balance at March 31, 1998 (unaudited)        $292,526,935       $(1,898,619)        $  80,151,164
                                             ============       ===========         =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows


                                                                                        FOR THE THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                 ------------------------------------
                                                                                    1998                     1997
                                                                                 ------------             -----------
                                                                                              (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                                              $  2,642,460           $  (8,458,996)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                                   7,949,978               8,738,098
    Option plan compensation                                                          306,621               1,036,231
    Program rights amortization                                                             -                 302,825
    Provision for doubtful accounts                                                   575,660                 356,485
    Deferred income tax provision                                                   1,556,400                       -
    Loss (gain) on sale or disposal of assets                                          82,027                (153,577)
    Equity in loss of unconsolidated investment                                     1,290,000                       -
    Gain on sale of television station                                            (14,330,406)                      -
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                     (686,550)              3,005,161
      Increase in prepaid expenses and other current
        assets                                                                       (576,317)             (1,450,604)
      Increase in programming deposits                                             (7,013,750)                      -
      Decrease (increase) in other assets                                             373,829              (2,399,573)
      Increase (decrease) in accounts payable and
        accrued liabilities                                                         2,052,917                (373,334)
      Increase in accrued interest                                                  5,397,490               8,008,697
      Payments for program rights                                                           -                (338,898)
                                                                                 ------------           -------------
        Net cash (used in) provided by operating
         activities                                                                  (379,641)              8,272,515
                                                                                 ------------           -------------

Cash flows from investing activities:
  Acquisitions of broadcasting properties                                        (358,669,960)            (94,184,131)
  Increase in investments in broadcast properties                                 (34,552,839)             (4,862,838)
  Decrease in deposits on broadcast properties                                     22,853,732               4,200,000
  Decrease in cash held by qualified intermediary                                 418,949,550                       -
  Purchases of property and equipment                                             (14,147,177)            (12,106,406)
  Distribution received from unconsolidated investment                              2,133,231                       -
  Proceeds from sales of broadcast properties                                      18,262,658                 751,050
                                                                                 ------------           -------------
        Net cash provided by (used in) investing
          activities                                                               54,829,195            (106,202,325)
                                                                                 ------------           -------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                  -              80,000,000
  Payments of long-term debt                                                         (124,622)               (193,915)
  Proceeds from exercise of common stock options, net                                 320,077                 129,960
  Increase in stock subscription notes receivable                                           -                (840,111)
                                                                                 ------------           -------------
        Net cash provided by financing activities                                     195,455              79,095,934
                                                                                 ------------           -------------

Increase (decrease) in cash and cash equivalents                                   54,645,009             (18,833,876)
Cash and cash equivalents at beginning of period                                   82,641,444              61,748,788
                                                                                 ------------           -------------
Cash and cash equivalents at end of period                                       $137,286,453           $  42,914,912
                                                                                 ============           =============



           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION


                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                    ------------------------------------
                                                                       1998                     1997
                                                                    ===========              ===========
                                                                                (Unaudited)
Supplemental disclosures of cash flow
 information:

   Cash paid for interest                                           $ 4,599,246              $   245,082
                                                                    ===========              ===========

   Cash paid for income taxes                                       $         -              $         -
                                                                    ===========              ===========

Non-cash operating and financing activities:
   Accretion of discount on senior subordinated notes               $    82,903              $    73,103
                                                                    ===========              ===========

   Issuance of common stock for acquisition                         $ 5,250,000              $         -
                                                                    ===========              ===========

   Dividends accrued on redeemable preferred stock                  $ 6,744,549              $ 5,941,050
                                                                    ===========              ===========

   Accretion on redeemable securities                               $   337,770              $   330,589
                                                                    ===========              ===========

   Trade and barter revenue                                         $    56,584              $ 1,012,528
                                                                    ===========              ===========

   Trade and barter expense                                         $    56,584              $   983,841
                                                                    ===========              ===========



           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1997. The composition of accounts has changed since December 31, 1997 to reflect the operations of acquisitions discussed elsewhere herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform with the 1998 presentation. These financial statements, footnotes, and discussions should be read in conjunction with the December 31, 1997 financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and the definitive proxy statement for the annual meeting of stockholders held April 17, 1998, and Form 8-K dated March 6, 1998, all of which were filed with the United States Securities and Exchange Commission.

2. DISCONTINUED OPERATIONS

During 1997, the Company sold its interests in WTVX-TV and WPBF-TV and substantially all of its Paxson Radio segment assets and thus discontinued the operations of the Paxson Network-Affiliated Television and Paxson Radio segments. The results of operations for the Paxson Network-Affiliated Television and Paxson Radio segments for the three months ended March 31, 1997, net of applicable income taxes, have been presented as discontinued operations in the accompanying Consolidated Statements of Operations. The Paxson Network Affiliated Television operations generated revenues of approximately $5,284,000 for the three months ended March 31, 1997. The Paxson Radio operations generated revenues of approximately $24,139,000 for the three months ended March 31, 1997.

The net assets of discontinued operations, totaling approximately $3 million at March 31, 1998 and December 31, 1997 consist of the assets of two remaining radio stations which are under contract to be sold for aggregate consideration of $3 million.

3. CASH HELD BY QUALIFIED INTERMEDIARY

At December 31, 1997, the Company had placed a portion of the proceeds received from the Paxson Radio segment sale with a qualified intermediary in order to reinvest such proceeds and, to the extent reinvested, qualify for tax deferred exchange treatment in connection with such sale. All but approximately $66 million of these funds were reinvested in broadcast properties acquisitions during the first quarter of 1998. The funds not reinvested in like kind broadcasting properties were returned to the Company and placed in its operating cash accounts. The Company does not anticipate paying current income taxes on the non-deferred gain as it has sufficient net operating loss carryforwards to offset such gain.

4. INVESTMENT IN CABLE NETWORK

The Company's investment in cable network represents a 30% interest in The Travel Channel, L.L.C., a joint venture with Discovery Communications, Inc. The results of operations of The Travel Channel, L.L.C. have been included in the Company's March 31, 1998 consolidated statement of operations using the equity method of accounting.

5.  LONG-TERM DEBT

In order to address the Company's business plan related to the PAX NET launch, the Company refinanced, in May 1998, substantially all of its long-term debt with a $122 million senior credit facility maturing June 2002 (the "Senior Credit Facility"). Under the terms of the Senior Credit Facility, the outstanding debt will be secured by substantially all of the Company's assets and bear interest at a base rate plus 1.75% or LIBOR plus 2.75%, at the Company's option. The Senior Credit Facility requires the Company to maintain compliance with certain financial ratios subsequent to March 2000 and also contains other restrictions. The Senior Credit Facility requires quarterly principal payments commencing December 31, 2000.

6. COMMON STOCK WARRANTS

In March 1998, the holders of the Company's Class A and B common stock warrants exercised 16.6217 warrants for 460,000 shares of Class A common stock. The Company has 16.5036 common stock warrants outstanding which entitle the holders to purchase 342,929 Class A common shares and 114,309 Class B common shares.

7. PER SHARE DATA

Basic and diluted loss per share from continuing operations was computed by dividing the loss from continuing operations before extraordinary item less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. Because of losses from continuing operations, the effect of stock options and warrants is antidilutive. Potentially dilutive common shares in the amount of 4,044,149 and 8,433,108 for the three months ended March 31, 1998 and 1997, respectively, have been excluded from the computation of diluted earnings per share as the effect of their inclusion is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since its inception in 1991, the Company has grown primarily through the acquisition or management of radio and television broadcast stations and radio networks, as well as subsequent improvement in the operation of these properties. Two of the Company's former business segments, Paxson Radio and Paxson Network-Affiliated Television, have been classified as discontinued operations in the consolidated financial statements for the three months ended March 31, 1997 as a result of the Company's sale of these operations during 1997.

The Company currently is the largest owner and operator of broadcast television stations in the U.S. Additionally, the Company currently operates a nationwide network of owned, operated or affiliated television stations carrying its proprietary network, which broadcasts long form paid programming consisting primarily of infomercials. Certain of the Company's television stations were and continue to be operated under time brokerage and affiliation agreements for various periods. Pursuant to the time brokerage agreements, these stations' operating revenues and expenses are controlled by the Company and are included in its consolidated statements of operations. Pursuant to the affiliation agreements, the Company includes advertising revenue, related sales costs and affiliation fees in its consolidated statements of operations. The Company intends to launch its PAX NET programming service on August 31, 1998. PAX NET is the brand name for the programming that the Company expects to provide to its television stations, cable systems and satellite television providers. PAX NET programming will generally consist of family-friendly traditional entertainment television programs that have had or are having successful first runs on television. The Company also owns a 30% interest in The Travel Channel, L.L.C., a cable television network joint venture with Discovery Communications, Inc. ("DCI"). The Company's interest in the operating results of The Travel Channel, L.L.C. has been included in the consolidated financial statements using the equity method of accounting.

The Company's operating data throughout the periods discussed have been impacted significantly by the timing and mix of television acquisitions throughout such periods. Operating revenues are derived from the sale of advertising to local, national and network advertisers. The Company's primary operating expenses include commissions on revenues, employee salaries and administrative expenses. Upon launch of PAX NET, the Company will also incur significant expenses for syndicated program rights fees, ratings services and promotion. Presently, the costs of operating the Company's television stations do not vary significantly with revenue, with the exception of costs associated with sales commissions and agency fees. As such, upon obtaining a certain level of revenue sufficient to cover fixed costs, additional revenue levels have a significant impact on the operating results of an individual television station. The Company currently expects to continue acquiring additional stations which may have similar effects on the comparability of revenues, operating expenses, interest expense and operating cash flow as those described above.

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

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair values of the Company's investments in broadcast properties are estimated based on recent market sale prices for comparable stations and markets and approximates their carrying value as of March 31, 1998. The fair values of the Company's existing long-term debt and the senior subordinated notes (the "Notes") were estimated based on market rates of instruments with similar risks and maturities, and approximates the carrying value as of March 31, 1998. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange and have not been comprehensively revalued for purposes of the Company's financial statements.

The Company believes that its network of television stations comprise a valuable national television broadcasting distribution infrastructure. Including all pending station acquisitions, construction projects, divestitures and other transactions, the Company will broadcast via a total of 78 owned, operated or affiliated stations in markets reaching more than 72 million U.S. television households, including stations in each of the nation's top

20 markets as well as 43 of the nation's top 50 markets. Additionally, the Company has entered into an agreement with a subsidiary of Tele-Communications, Inc. ("TCI"), whereby the Company will receive cable carriage of its PAX NET programming on certain TCI cable systems in markets not currently served by the Company's broadcast television station group in return for the payment by the Company to TCI of certain fees based on the number of cable television subscribers actually reached and the right to sell certain amounts of advertising airtime during such programming.

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes", "intends", "expects" or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's high level of indebtedness and the restrictions placed on the Company's business and operations by the terms of its indebtedness and its outstanding preferred stock, the risks relating to the comprehensive governmental regulation of the Company's businesses, including the restrictions on multiple broadcast property ownership, the broadcast licensing renewal requirements, the risks of industry and economic conditions which could adversely affect the Company's business operations, and the other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In addition, the Company's launch of PAX NET entails certain additional risks and uncertainties, including, those risks associated with the launch of a new programming service, the ability to obtain desirable programming at a financially feasible cost and the ability to successfully and profitably sell advertising spots during such programming.

The following table lists those television properties that the Company owns, operates or is affiliated with, and those properties which the Company has agreements to acquire or operate, as identified under "Pending TV Acquisitions" below. (Television and cable households in thousands.)


                                                                                  CURRENT                   CURRENT
                     NATIONAL                                      STATION CABLE  STATION       TOTAL       STATION
                        TV                                          CARRIAGE AT    CABLE       MARKET        CABLE       TOTAL
                      MARKET                         COMMENCEMENT  COMMENCEMENT  CARRRIAGE      CABLE       CARRIAGE   MERKET TV
MARKET(1)              RANK     STATION         CH  OF OPERATIONS      (16)         (17)      HOUSEHOLDS      %(17)    HOUSEHOLDS
------                ----      -------         --  -------------  ------------  ---------    ----------    ---------  ----------
Owned or Operated
New York, NY            1     WPXN              31       7/97         4,141        4,469         4,825        92.6%      6,756
New York, NY            1     WIPX (whai)(4)    43       3/96           626          547         4,825        11.3%      6,756
Los Angeles, CA         2     KPXN (kzki)       30       5/95         1,453        2,742         3,133        87.5%      5,009
Philadelphia, PA        4     WPPX (wtgi)       61       2/95         1,225        1,661         2,033        81.7%      2,659
San Francisco, CA       5     KKPX (klxv)       65       6/95           650        1,349         1,640        82.3%      2,298
Boston, MA              6     WPXB (wgot)       60       5/95           604        1,193         1,694        70.4%      2,174
Boston, MA*             6     WBPX (whrc)(5)    46       4/97             0          449         1,694        26.5%      2,174
Washington, D.C.        7     WPXW (wvvi)       66       8/97           940        1,043         1,331        78.3%      1,928
Dallas, TX              8     KPXD (kinz)(6)    68      12/96             0          687           989        69.4%      1,899
Detroit, MI             9     WPXD (wbsx)       31       1/98           624          739         1,191        62.0%      1,782
Atlanta, GA            10     WPXA (wtlk)       14       4/94           300          955         1,144        83.5%      1,675
Atlanta, GA*           10     WNGM(7)           34       4/96           182          353         1,144        30.9%      1,675
Houston, TX            11     KPXB (ktfh)       49       3/95           647          931           918       101.4%      1,624
Seattle, WA            12     KWPX (kbge)       33       3/98           592          540         1,104        48.9%      1,514
Cleveland, OH          13     WVPX (wakc)       23       3/96           560          974         1,026        94.9%      1,469
Minneapolis, MN        14     KPXM (kxli)       41      10/96           605          637           746        85.4%      1,448
Tampa, FL              15     WXPX (wfct)       66       8/94             0        1,052         1,043       100.9%      1,436
Miami, FL              16     WPXM (wctd)       35       4/94           396        1,047           993       105.4%      1,386
Phoenix, AZ            17     KBPX (kwbf)       13       3/96            23           29           755         3.8%      1,289
Phoenix, AZ*           17     KPPX (kajw)(8)(9) 51                        0            0           755         0.0%      1,289
Denver, CO             18     KPXC (kubd)       59       8/95           430          522           741        70.4%      1,199
Sacramento, CA*        20     KSPX (kcmy)       29       7/95           624          640           726        88.0%      1,127
Orlando, FL            22     WOPX (wirb)       56      12/94           468          780           796        97.9%      1,041
Indianapolis, IN       25     WIPX-LP(10)       51       3/98             0            0           618         0.0%        957
Hartford, CT*          27     WHPX (wtws)(5)    26       3/95           661          832           792       105.1%        916
Raleigh, NC            29     WFPX (wfay)       62       1/98           111          132           512        25.7%        826
Kansas City, MO        31     KPXE (kinb)       50       5/97           397          439           518        84.7%        792
Milwaukee, WI          32     WPXE (whke)       55       7/96           257          401           477        84.1%        791
Nashville, TN          33     WNPX (wkzx)       28       1/98            39           46           496         9.3%        789
Columbus, OH           34     WLWG-LP(10)       62       3/98             0            0           473         0.0%        739


Salt Lake City, UT     36     KUWB (koog)(11)   30       7/97           200          223           387        57.6%        690
San Antonio, TX*       38     Channel 26(8)(9)  26                        0            0           422         0.0%        649
Norfolk, VA            39     WPXV (wjcb)       49       8/95           343          405           474        85.5%        636
New Orleans, LA*       41     WCCL              49       1/98           366          366           455        80.6%        623
Memphis, TN*           42     WFBI              50       1/98           259          259           390        66.2%        614
West Palm Beach,       43     WPXP (whbi)       67                        0            0           496         0.0%        593
FL*                           (8)(12)

Oklahoma City, OK      44     KOPX (kmnz)       62      10/96             0          236           374        63.1%        593
Greensboro, NC         46     WGPX (waap)       16       7/96           323          341           367        93.0%        577
Wilkes Barre, PA*      47     WQPX (wswb)       64                        0            0           452         0.0%        566
                              (8)(9)

Providence, RI         49     WPXQ (wost)       69                        0            0           433         0.0%        559
                              (8)(13)

Birmingham, AL         51     WPXH (wnal)       44      10/96            31          105           363        29.0%        547
Albany, NY             52     WYPX (wocd)       55       5/96           251          281           376        74.9%        509
Dayton, OH             53     WDPX (wtjc)       26      10/95           298          310           351        88.3%        503
Jacksonville, FL       54     WDVL-LP(10)       41       4/98             0            0           376         0.0%        502
Fresno, CA             55     KPXF (kkag)       61       6/97           195          183           263        69.4%        496
Little Rock, AR*       56     KYPX (kvut)       42                        0            0           301         0.0%        481
                              (8)(9)

Charleston, WV*        57     WKRP(8)(9)        29                        0            0           353         0.0%        480
Tulsa, OK              58     KTPX (kglb)       44      10/97             0          212           299        71.1%        468
Las Vegas, NV          61     KVPX-LP(10)       59       2/98             0            0           302         0.0%        450
Knoxville, TN*         64     WPXK (wpmc)       54       1/98           161          114           299        38.2%        441
Roanoke, VA            68     WPXR (wefc)       38      10/97           182          205           263        77.7%        402
Green Bay, WI          70     WPXG (wsco)(8)    14                        0            0           226         0.0%        381
Honolulu, HI*          71     KPXO (kapa)(8)    66                        0            0           333         0.0%        380
Syracuse, NY*          72     WAUP(8)(9)        56                        0            0           279         0.0%        378
Spokane, WA            73     Channel 34(8)     34                        0            0           233         0.0%        375
Shreveport, LA         76     Channel 21(8)     21                        0            0           217         0.0%        366
Portland, ME           80     Channel 23(8)(9)  23                        0            0           266         0.0%        350
Champaign, IL          81     WPXU (wfhl)       23       4/98           178          178           249        71.2%        331
Ft. Myers, FL          83     W57CJ(10)         57       8/96             0            0           253         0.0%        320
Chattanooga, TN        86     W55CD(10)         55       4/94             0            0           217         0.0%        310
Cedar Rapids, IA       87     KPXR (ktvc)       48       5/97             0          168           198        85.2%        308
Odessa, TX             150    Channel 30        30                        0            0            98         0.0%        134
                              (8)(9)

San Sebastian, PR      NR     WJWN              38       2/96
Ponce, PR              NR     WKPV              20       2/96
San Juan, PR           NR     WJPX (wsjn)       24       2/96           285          366           661        55.4%      1,140
                                                                     ------       ------        ------                  ------
Total Owned or Operated(2)                                           19,627       29,139        41,743        69.8%     61,674

Affiliates

Philadelphia, PA        4     WTVE(14)          51      10/96           414          812         2,033        40.0%      2,659
Washington, D.C.        7     WWPX (wshe)(15)   60      10/96             0          129         1,331         9.7%      1,928
St. Louis, MO          21     WPXS (wcee)(15)   13       1/96            23          107           585        18.3%      1,109
Indianapolis, IN       25     WIIB(14)          63       1/96           401          424           618        68.6%        957
Hartford, CT           27     WHCT(14)          18       7/97             0          183           792        23.1%        916
Raleigh, NC            29     WRPX (wrmy)(15)   47       6/96             0          400           512        78.1%        826
Grand Rapids, MI       37     WZPX (wilv)(15)   43       9/96             0          416           412       101.0%        659
                                                                     ------       ------        ------                  ------
Total Affiliates                                                        838        2,471         6,283        39.3%      9,055
Total Owned, Operated and
Affiliates(2)                                                        20,465       31,610        42,739        74.0%     63,443
                                                                     ======      =======        ======                  ======

Pending TV Acquisitions or
Affiliates

Chicago, IL             3     WCFC              38                                               1,950                   3,140
San Francisco, CA       5     KWOK(7)(8)        68                                               1,640                   2,298
Pittsburgh, PA         19     Channel 40        40                                                 899                   1,140
Portland, OR           24     KBSP              22                                                 611                     976
Buffalo, NY            40     WAQF(8)           51                                                 475                     630
Albuquerque, NM        48     Channel 14(8)     14                                                 332                     560
Mobile, AL             62     Channel 61(8)     61                                                 324                     450
Des Moines, IA         69     Channel 39(8)     39                                                 233                     383
Davenport, IA          89     Channel 67(8)     67                                                 202                     302


Jackson, MS            90     Channel 51(8)     51                                                 177                     297
Greenville, NC         106    WEPX(8)           38                                                 152                     234
Christiansted, VI      NR     Channel 15(8)     15                                                  18                      36
                                                                                                ------                  ------
Total Proposed TV Stations(2)
                                                                                                 5,373                   8,150
                                                                                                ------                  ------
Total TV
Network(2)(3)                                                                                   48,113                  71,593
                                                                                                ======                  ======


* Operated or to be operated pursuant to a time brokerage agreement, except as noted, the Company has an agreement and/or an option to acquire a 100% ownership interest.
NR    Not ranked
(1) Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
(2) Figures represent total cable and television households in each market only and are not necessarily indicative of the number of households reached by each station in its market; totals do not double count markets where the Company has more than one station.
(3) After accounting for all acquisitions, divestitures and other transactions, including those stations which the Company does not anticipate becoming a PAX NET affiliate (see footnote 14) as well as additional markets served by the Company's station group, including Rochester, NY (WAQF), Lansing, MI (WZPX), Monterey-Salinas (KKPX), and Bakersfield, CA (KPXF), the markets served by the Company's television stations will contain 48,826,050 cable households and 72,578,050 television households.
(4) In conjunction with its acquisition of WPXN in New York, the FCC has required the Company to sell this station.
(5) The Company has no option to acquire this station; it will become an affiliate upon acquisition by DP Media.
(6)   The Company has an 80% ownership interest in this station.
(7)   The Company has contracted to sell its interest in this station.
(8)   Station is currently under construction or not operating commercially.
(9)   49% ownership interest with an option for the remaining 51%.
(10) A low power station; other low power stations the Company owns or operates, which simulcast programs aired on an owned or operated full power television station in the same market, are not presented.
(11) The Company has a contract to swap this station for another in Salt Lake City, KUPX, Channel 16.
(12)  The Company has a 33% ownership interest, with an option to purchase 90%.
(13)  50% ownership interest.
(14)  Currently an INTV affiliate only.
(15) The Company has an option to acquire, or first right of refusal upon a proposed sale of this station.
(16)  Cable households reached at commencement of station's operations.
(17) Cable households are those reached at 4/98, per station and local cable system management and are to be billed in 5/98. Source for total market cable and total market television households is A.C. Nielsen, published 9/97. Households for the three markets in Puerto Rico per Strategic Research Corporation and the Virgin Islands per BIA.

PURCHASES OF BROADCAST PROPERTIES:

During January 1998, the Company completed the acquisitions of WFPX-TV serving the Raleigh, North Carolina market for $4,500,000, KPXF-TV serving the Fresno, California market for $7,960,000, WNPX-TV serving the Nashville, Tennessee market for $4,300,000, KPXR-TV serving the Cedar Rapids, Iowa market for total consideration of $10,250,000 which included 600,000 shares of the Company's Class A common stock with an approximate market value at the time of $5,250,000 to Fant Broadcasting of Iowa, Inc. ("Fant"), and WPXD-TV serving the Detroit, Michigan market for $35,000,000. The shares issued to Fant were not registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration provided in Section 4(2) of such Act for transactions not involving a public offering.

During February 1998, the Company completed the acquisitions of WPXV-TV serving the Norfolk, Virginia market for $14,750,000, KVPX-LP serving the Las Vegas, Nevada market for $500,000, and KWPX-TV serving the Seattle, Washington market, WIPX-LP serving the Indianapolis, Indiana market and K43EK-LP serving the Portland, Oregon market for total consideration of $24,000,000.

During March 1998, the Company completed the acquisitions of WPXN-TV serving the New York, New York market for $257,500,000, WLWG-LP serving the Columbus, Ohio market for $2,500,000 and WDVL-LP serving the Jacksonville, Florida market for $600,000.

During April 1998, the Company contracted with Roberts Broadcasting of Salt Lake City to exchange its interest in Channel 30 serving the Salt Lake City, Utah market for Channel 16 also serving the Salt Lake City, Utah market. The Company intends to account for this like kind exchange of television stations at book value with no gain or loss being recognized on the transaction.

During May 1998, the Company completed the acquisition of WPXU-TV (formerly WFHL-TV) serving the Champaign, Illinois market for $9,250,000.

SALES OF BROADCAST PROPERTIES:

During March 1998, the Company sold its interest in television station WOAC-TV serving the Cleveland, Ohio market in a transaction valued at $23,500,000. The Company realized a gain of approximately $14,300,000 on the sale of its interest in this station.

During March 1998, the Company contracted to sell its interest in television station WNGM-TV serving the Atlanta, GA market for $50,000,000. Approximately $11,000,000 of the consideration will be paid to Whitehead Media, Inc. for exercise of the Company's option to acquire WNGM-TV. The Company expects to realize a pre-tax gain of approximately $37 million on this sale.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                                    Statements of Operations

                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  --------------------
                                                                   1998          1997
                                                                  -----          -----
Revenues                                                          100.0%         100.0%
Operating Expenses:
  Direct                                                           16.2           17.6
  Programming                                                       4.9            5.2
  Sales                                                             4.7            3.9
  Promotion                                                         3.1            0.6
  Technical                                                         9.4           10.8
  General and administrative                                       28.1           33.5
  Trade and barter                                                  0.2            0.1
  Time brokerage and affiliation agreement fees                    20.8            5.4
  Option plan compensation                                          1.0            3.8
  Depreciation and amortization                                    25.1           21.5
                                                                 ------          -----
 Total operating expenses                                         113.5          102.4
                                                                 ------          -----
Operating loss                                                    (13.5)          (2.4)

Other income (expense):

  Interest expense                                                (33.2)         (46.1)
  Interest income                                                  19.5            7.0
  Other expense, net                                              ( 0.8)           0.8
  Gain on sale of television station                               45.3              -
  Equity in loss of unconsolidated investment                      (4.1)             -
                                                                 ------          -----
Income (loss) from continuing operations before
   income tax provision                                            13.2          (40.7)
Income tax provision                                               (4.9)             -
                                                                 ------          -----
Income (loss) from continuing operations before
   extraordinary item                                               8.3          (40.7)
                                                                 ======          =====

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Consolidated revenues for the three months ended March 31, 1998 increased 67% (or $12.8 million) to $31.7 million. This increase was primarily due to television station acquisitions and new time brokerage operations, with WPXN-TV in New York which has been operated by the Company since June 30, 1997 accounting for $6.9 million of the increase. Same station television revenues increased $1.7 million.

Operating expenses for the three months ended March 31, 1998 increased 85% (or $16.5 million) to $35.9 million. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($1.8 million), other non-direct costs, which were primarily due to operating new television stations and to startup costs for the launch of PAX NET ($5.7 million), higher depreciation and amortization, primarily related to assets acquired ($3.9 million), and increased time brokerage and affiliation agreement fees, primarily related to new time brokerage operations ($5.6 million), of which $3.6 million is attributable to WPXN-TV.

Operating cash flow for the three months ended March 31, 1998 increased 97% (or $5.2 million) to $10.6 million. The increase in operating cash flow was primarily a result of television station acquisitions and new time brokerage operations, with WPXN-TV accounting for $5.4 million of the increase.

For purposes of this report, "operating cash flow" is defined as net income excluding non-cash items, non-recurring items including terminated operations, discontinued operations, interest, other income, income taxes and time brokerage and affiliation agreement fees, less scheduled program rights payments (including a ratable portion of programming deposits). The Company has included operating cash flow data because the financial performance of broadcast companies is frequently evaluated based on some measure of cash flow from operations. Operating cash flow is not, and should not be used as an indicator of or alternative to, operating income, net income or cash flow as reflected in the Consolidated Financial Statements as it is not a measure of financial performance under generally accepted accounting principles.

Interest expense for the three months ended March 31, 1998 increased to $10.5 million or 20%, primarily due to a greater level of senior debt throughout the period and higher interest rates. At March 31, 1998, total long-term debt and senior subordinated notes were $350.7 million, compared with the balance of $311.6 million outstanding a year prior.

Interest income for the three months ended March 31, 1998 increased to $6.2 million, primarily due to higher levels of cash and cash equivalents and cash held by qualified intermediary resulting from segment asset sales, invested throughout the period.

DISCONTINUED OPERATIONS

During 1997, the Company sold its interest in its Paxson Network-Affiliated Television and Paxson Radio segments. Losses from these segments in the three months ended March 31, 1997, net of tax, were $736,000. Paxson Network-Affiliated Television generated net income of approximately $10,000 and Paxson Radio incurred losses of approximately $746,000 in the three months ended March 31, 1997. Paxson Network-Affiliated Television and Paxson Radio generally experienced their lowest revenue in the first quarter of the year.

Loss from operations of these segments in the three months ended March 31, 1997 was approximately $811,000. Paxson Network-Affiliated Television generated income from operations of approximately $10,000 and Paxson Radio incurred losses from operations of $821,000 in the three months ended March 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1998 and December 31, 1997 was $134.8 million and $86.9 million, respectively, and the ratio of current assets to current liabilities was 5.87:1 and 5.29:1 on such dates, respectively. Working capital increased primarily due to the return of approximately $66 million of cash held by qualified intermediary and not reinvested in like kind broadcasting properties during the first quarter of 1998. The Company does not anticipate paying current taxes on the non-deferred gain as it has sufficient net operating loss carryforwards to offset such gain.

Cash (used in) provided by operations of approximately $(380,000) and $8.3 million for the three months ended March 31, 1998 and 1997, respectively, reflects the operating results of existing properties, acquisitions and time brokerage properties net of the deferred income tax provision, the equity in loss of unconsolidated investment and the increase in programming deposits. Cash provided by investing activities primarily reflects the use of the cash held by qualified intermediary and proceeds from sales of broadcast properties and the use of cash in investing activities for the acquisitions and investments discussed above, and purchases of equipment for these and existing properties. Cash provided by financing activities primarily reflects the proceeds from exercise of common stock options net of debt repayments. Non-cash activity relates to option plan compensation, stock issued for the acquisition of KPXR-TV, reciprocal trade and barter advertising revenue and expense and accretion of discount on senior subordinated notes, as well as dividends and accretion on the redeemable preferred stock.

The Company's primary capital requirements are for the acquisition of broadcasting properties and related capital expenditures, syndicated programming rights payments and interest payments on indebtedness. The Notes require semi-annual interest payments at a fixed rate.

In order to address the Company's business plan related to the PAX NET launch, the Company refinanced, in May 1998, substantially all of its long-term debt with a $122 million senior credit facility maturing June 2002 (the "Senior Credit Facility"). Under the terms of the Senior Credit Facility, the outstanding debt will be secured by substantially all of the Company's assets and bear interest at a base rate plus 1.75% or LIBOR plus 2.75%, at the Company's option. The Senior Credit Facility requires the Company to maintain compliance with certain financial ratios subsequent to March 2000 and also contains other restrictions. The Senior Credit Facility requires quarterly principal payments commencing December 31, 2000.

The Company will require additional financing to enable it to complete acquisitions which are currently pending, continue its acquisition strategy and to fund capital expenditures on existing and acquired properties, expand distribution through cable carriage agreements, syndicated program rights fees and the Company's working capital requirements. The timing and amount of the Company's additional financing needs will depend, among other things, upon the timing of closings of pending acquisitions (which are dependent upon the satisfaction of closing conditions, some of which are beyond the control of the Company). As the Company's cash available for acquisitions at March 31, 1998 will not be adequate to pay the purchase price of all pending acquisitions, the Company is considering additional sources of financing, including public and private sales of equity. The failure to raise funds necessary to finance the Company's future cash requirements could adversely affect the Company's ability to pursue its business strategy. In addition, should the Company suffer a significant impairment to its cash flow from operations due to the occurrence of one or more adverse events, the Company could have insufficient resources to repay indebtedness under the revolving Senior Credit Facility or the Notes when due or to make required payments on the outstanding preferred stock.

PROGRAMMING COMMITMENTS

In connection with the launch of PAX NET, the Company has entered into programming contracts to air syndicated television shows as well as theatrical and made-for-television movies from 1998 to 2005 that are not currently available for broadcast and therefore not included in the consolidated financial statements. As of March 31, 1998, such programming contracts require collective payments by the Company of approximately $328.2 million over such periods as follows:

      1998 (April - December)                    $  41,291,133
      1999                                          78,589,866
      2000                                          73,480,355
      2001                                          63,108,277
      2002                                          32,352,952
      Thereafter                                    39,418,667
                                                  ------------
                                                  $328,241,250
                                                  ============

The Company had $43,696,250 and $36,682,500 of prepaid broadcast rights recorded in Other Assets as of March 31, 1998 and December 31, 1997, respectively. The Company has also committed to purchase at similar terms additional future episodes of these programs should they be made available. The Company continues to evaluate additional programming purchases.

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


STATION                             MARKET SERVED*                      PURCHASE PRICE
-------                             --------------                      --------------
WCFC-TV                             Chicago, IL (1)                      $135,000,000
WFBI/WCCL                           Memphis, TN/New Orleans, LA          $ 40,000,000
Channel 40                          Pittsburgh, PA                       $ 35,000,000
KBSP-TV                             Portland, OR                         $ 30,000,000
KSPX-TV                             Sacramento, CA (2)                   $ 17,000,000
WPXP-TV                             West Palm Beach, FL (3)              $ 16,635,000
WFBI/WCCL Affiliation Buyout        Memphis, TN/New Orleans, LA          $ 15,000,000
Channel 26                          San Antonio, TX                      $ 13,500,000
KAJW-TV                             Phoenix, AZ (4)                      $ 12,000,000
WPXU-TV                             Champaign, IL (7)                    $  9,250,000
WKRP-TV                             Charleston, WV (4)                   $  8,070,000
WAUP-TV                             Syracuse. MY (4)                     $  6,750,000
Channel 61                          Mobile, AL (6)                       $  6,750,000
WQPX-TV                             Wilkes-Barre, Scranton, PA (4)       $  6,200,000
Channel 34                          Spokane, WA (6)                      $  5,676,667
KPXO-TV                             Honolulu, HI                         $  5,000,000
WPXK-TV                             Knoxville, TN                        $  5,000,000
Channel 14                          Albuquerque, NM (6)                  $  4,900,000
Channel 21                          Shreveport, LA (6)                   $  3,938,000
Channel 67                          Davenport, IA (6)                    $  3,900,000
Channel 39                          Des Moines, IA (6)                   $  3,750,000
Channel 23                          Portland, ME (4)(6)                  $  3,550,000
Channel 38                          Greenville, NC                       $  3,550,000
WAQF-TV                             Buffalo, NY (5)                      $  3,000,000
KYPX-TV                             Little Rock, AR (4)                  $  2,850,000
Channel 51                          Jackson, MS (6)                      $  2,250,000
KWOK-TV                             San Francisco, CA (1)(3)             $  2,215,000
Channel 30                          Odessa, TX (4)(6)                    $  1,306,000
Channel 15                          Christiansted, Virgin Islands (6)    $    300,000
                                                                         ------------
                                                               Total     $402,340,667
                                                                         ============

----------

* Each station is licensed by the FCC to serve a specific community, which is included in the listed market.

(1) The Company is acquiring the station for consideration of $120 million cash, the Company's interests in KWOK-TV and up to $15 million of contingent payments to be determined based upon the seller's ability to deliver its programming to the Chicago market via cable carriage post closing.

(2) The Company has loaned an aggregate of $8,500,000 to the station owner and began operating the station pursuant to a time brokerage agreement on October 1, 1996, pending completion of the acquisition of the station. The loan will be applied to the purchase price at the date of closing.

(3) The Company has entered into various agreements with Cocola Broadcasting, its subsidiaries and other parties, whereby the Company will acquire 100% and 90% of the ownership of KWOK-TV and WPXP-TV, respectively.

(4)   The Company has acquired a 49% interest in this property.

(5) Includes the purchase of two low power television stations, W69CS and W63BM.

(6) The Company participated in FCC settlements and thereby acquired a construction permit for this property.

(7)   The Company acquired this station during May 1998.

In connection with the above commitments, the Company has made deposits or advances totaling approximately $76.4 million at March 31, 1998, recorded as escrow deposits or investments in broadcast properties. The commitment amounts do not include capital expenditures required to upgrade or construct the above properties.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 27, 1998, in connection with Company's acquisition of KPXR-TV, the Company issued 600,000 shares of Class A Common Stock with an approximate market value at the time of $5,250,000 to Fant Broadcasting of Iowa, Inc. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) of such Act for transactions not involving a public offering.

On March 18, 1998, the holders of the Company's Class A and B common stock warrants exercised 16.6217 warrants entitling them to purchase 460,511 shares of Class A Common Stock at a price of $0.01 per share. The Company issued 460,000 shares of Class A Common Stock and the balance of the shares issuable pursuant to the warrant exercise were surrendered in payment of the warrant exercise price. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) of such Act for transactions not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  List of Exhibits:

EXHIBIT NO.      DESCRIPTION
----------       ------------
3.1.1            Certificate of Incorporation of the Company**

3.1.2 Certificate of Designations of the Company's Junior Cumulative Compounding Redeemable Preferred Stock**

3.1.3 Certificate of Designations of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock ****

3.1.4            Bylaws of the Company***

4.1              Form of Stock Certificate of Class A Common Stock*

10.194 Asset Purchase Agreement, dated March 19, 1998, by and between Paxson Communications of Atlanta-14, Inc. and SKMD Broadcasting Partnership and USA Station Group of Maryland, Inc.

10.195 Asset Purchase Agreement, dated March 19, 1998, by and among Paxson Communications of Portland-22, Inc.; Paxson Communications Corporation; Blackstar Communications of Oregon, Inc.; and Blackstar of Salem, Inc.

10.196 Membership Purchase Agreement, dated January 14, 1998, by and among Dr. Joseph A. Zavaletta, South Texas Vision, L.L.C., Paxson Communications of San Antonio-26, Inc., and Paxson Communications Corporation for television station Channel 26, Uvalde, Texas

27               Financial Data Schedule (for SEC use only)


----------------

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

(b)  Reports on Form 8-K.

The Company filed a report on Form 8-K, dated March 6, 1998, reporting under
Item 2. Acquisition or Disposition of Assets the Company's acquisition of WPXN-TV serving the New York, NY market.

                        PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PAXSON COMMUNICATIONS CORPORATION



Date: May 11, 1998                          By: /s/ Lowell W. Paxson
                                                -------------------------------
                                                Lowell W. Paxson
                                                Chairman of the Board, Chief
                                                Executive Officer, Director







Date: May 11, 1998                          By: /s/ Arthur D. Tek
                                                -------------------------------
                                                Arthur D. Tek
                                                Vice President, Chief
                                                Financial Officer, Director