Form 10-Q
period 1998-06-30
PAXSON COMMUNICATIONS CORP
filed 1998-08-05
CIK 923877

                                    Form 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       June 30, 1998
                                       -----------------------------------

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ---------------
         Commission File Number 1-13452
                               --------

                        PAXSON COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                            59-3212788
         -------------------------------              -------------------
         (State or other jurisdiction of              (IRS Employer
          incorporation or organization)              Identification No.)

         601 Clearwater Park Road
         West Palm Beach, Florida                             33401
         -------------------------------              ----------------------
         (Address of principal executive offices)     (Zip Code)

         Registrant's telephone number, including area code:  (561) 659-4122
                                                            -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO
   -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998:

       Class of Stock                                    Number of Shares
----------------------------------               ------------------------------
Common Stock-Class A, $0.001
par value per share                                         52,457,895
                   ---------------------

Common Stock-Class B, $0.001
par value per share                                          8,311,639
                   -----------------------

PAXSON COMMUNICATIONS CORPORATION

INDEX


                                                                           Page
                                                                           ----
Part I - Financial Information

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets
                  June 30, 1998 and December 31, 1997                         3

                  Consolidated Statements of Operations
                  Six Months Ended June 30, 1998 and 1997                     4

                  Consolidated Statements of Operations
                  Three Months Ended June 30, 1998 and 1997                   5

                  Consolidated Statement of Changes in
                  Common Stockholders' Equity                                 6

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1998 and 1997                     7

                  Notes to Consolidated Financial Statements                  9

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              12


Part II - Other Information

         Item 1.  LEGAL PROCEEDINGS                                          20

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  20

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        20

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                           20


         Signatures                                                          22

PAXSON COMMUNICATIONS CORPORATION

Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                                                        June 30,              December 31,
                                                                                          1998                   1997
                                                                                     ---------------       ---------------
ASSETS                                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                          $   315,747,989       $    82,641,444
  Restricted cash                                                                         22,400,000            17,000,000
  Accounts receivable, less allowance for doubtful
   accounts of $1,529,459 and $911,941 respectively                                        6,748,545             4,813,524
  Prepaid expenses and other current assets                                                4,179,052             2,765,984
                                                                                     ---------------       ---------------
        Total current assets                                                             349,075,586           107,220,952

Cash held by qualified intermediary                                                               --           418,949,550
Property and equipment, net                                                              153,470,773           105,896,873
Intangible assets, net                                                                   579,127,836           205,400,029
Investments in broadcast properties                                                      138,085,314            72,762,195
Investment in cable network                                                               52,831,322            58,974,491
Other assets, net                                                                         78,483,846            87,908,884
                                                                                     ---------------       ---------------

       Total assets                                                                  $ 1,351,074,677       $ 1,057,112,974
                                                                                     ===============       ===============

LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                           $    18,405,527       $    11,305,782
  Accrued interest                                                                         8,229,863             8,475,686
  Current income taxes payable                                                             3,100,000                    --
  Current portion of long-term debt                                                          514,924               496,378
                                                                                     ---------------       ---------------
       Total current liabilities                                                          30,250,314            20,277,846

Deferred gain                                                                             12,100,000            12,100,000
Deferred income taxes                                                                     97,470,156            95,747,156
Long-term debt                                                                           124,049,030           122,299,025
Senior subordinated notes, net                                                           228,125,971           227,958,736
Redeemable Cumulative Compounding Junior preferred stock, $0.001 par value; 12%
   dividend rate per annum, 33,000 shares authorized, issued and
   outstanding                                                                            45,768,322            42,610,662
Redeemable Exchangeable preferred stock, $0.001 par value;
  12.5% dividend rate per annum, 440,000 shares authorized,
  181,456 and 170,782 shares issued and outstanding                                      179,605,934           168,375,990
Redeemable Cumulative Junior Exchangeable preferred stock, $0.001 par value; 13
   1/4% dividend rate per annum, 72,000 shares authorized,
   20,000 shares issued and outstanding                                                  191,591,340                    --
Redeemable Convertible preferred stock, $0.001 par value; 9 3/4% dividend rate per annum, Series A, 17,500 shares authorized, 7,500 shares issued
   and outstanding                                                                        70,989,889                    --

Class A common stock, $0.001 par value; one vote per share; 150,000,000 shares authorized, 51,966,534 and 50,701,600 shares issued and
   outstanding                                                                                51,966                50,702
Class B common stock, $0.001 par value; ten votes per share, 35,000,000
   shares authorized, 8,311,639 shares issued and outstanding                                  8,312                 8,312
Class A & B common stock warrants                                                          2,735,987             2,316,225
Stock subscription notes receivable                                                       (2,813,250)           (2,813,250)
Additional paid-in capital                                                               318,251,220           285,795,787
Deferred option plan compensation                                                        (23,140,635)           (2,205,240)
Retained earnings                                                                         76,030,121            84,591,023
Commitments and contingencies                                                                     --                    --
                                                                                     ---------------       ---------------

       Total liabilities, redeemable securities and common
         stockholders' equity                                                        $ 1,351,074,677       $ 1,057,112,974
                                                                                     ===============       ===============


           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

--------------------------------------------------------------------------------

                                                                             For the Six Months
                                                                                Ended June 30,
                                                                      --------------------------------
                                                                           1998               1997
                                                                      -------------      -------------
                                                                                 (Unaudited)
Revenue:
  Local and national advertising                                       $ 61,809,364       $ 36,720,691
  Other                                                                      97,519            702,733
  Trade and barter                                                          133,900             50,915
                                                                       ------------       ------------
Total revenues                                                           62,040,783         37,474,339

Operating expenses:
  Direct                                                                  9,981,827          6,716,577
  Programming                                                             3,987,820          1,962,192
  Sales                                                                   7,129,524          1,242,830
  Promotion                                                               3,834,020            353,076
  Technical                                                               6,259,739          4,065,445
  General and administrative                                             20,586,971         11,970,586
  Trade and barter                                                          129,801             51,743
  Time brokerage and affiliation agreement fees                           9,656,301          2,400,695
  Option and warrant compensation                                         5,086,971          1,431,837
  Depreciation and amortization                                          18,358,008          8,933,749
                                                                       ------------       ------------
Total operating expenses                                                 85,010,982         39,128,730
                                                                       ------------       ------------
Operating loss                                                          (22,970,199)        (1,654,391)
Other income (expense):
  Interest expense                                                      (20,885,975)       (17,931,024)
  Interest income                                                         8,639,614          2,693,274
  Other expenses, net                                                      (499,422)          (621,827)
  Gain on sale of television stations                                    51,602,972                 --
  Equity in loss of unconsolidated investment                            (3,196,060)                --
                                                                       ------------       ------------
Income (loss) from continuing operations before income tax
 provision                                                               12,690,930        (17,513,968)
Income tax provision                                                     (4,823,000)                --
                                                                       ------------       ------------
Income (loss) from continuing operations                                  7,867,930        (17,513,968)
                                                                       ------------       ------------

Discontinued operations:
Loss from discontinued operations, net of applicable income taxes                --           (631,186)
Gain on sale, net of applicable income taxes                                     --         52,204,780
                                                                       ------------       ------------
                                                                                 --         51,573,594
                                                                       ------------       ------------
Net income                                                                7,867,930         34,059,626
Dividends and accretion on preferred stock                              (16,428,832)       (12,697,623)
                                                                       ------------       ------------
Net (loss) income attributable to common stock                         $ (8,560,902)      $ 21,362,003
                                                                       ============       ============

Basic and diluted loss per common share:
Loss from continuing operations                                        $      (0.14)      $      (0.61)
 Income from discontinued operations                                             --               1.04
                                                                       ------------       ------------
 Net (loss) income                                                     $      (0.14)      $       0.43
                                                                       ============       ============
 Weighted average shares outstanding                                     60,250,050         49,641,437
                                                                       ============       ============










           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations


                                                                             For the Three Months
                                                                                 Ended June 30,
                                                                         -------------------------------
                                                                            1998                1997
                                                                         ------------       ------------
                                                                                   (Unaudited)
Revenue:
  Local and national advertising                                         $ 30,227,790       $ 18,101,444
  Other                                                                        70,793            410,480
  Trade and barter                                                             77,316             25,075
                                                                         ------------       ------------
Total revenues                                                             30,375,899         18,536,999

Operating expenses:
  Direct                                                                    4,835,459          3,378,818
  Programming                                                               2,445,306            980,312
  Sales                                                                     5,661,980            519,317
  Promotion                                                                 2,844,345            231,244
  Technical                                                                 3,286,600          2,029,279
  General and administrative                                               11,673,026          5,616,193
  Trade and barter                                                             73,217             39,583
  Time brokerage and affiliation agreement fees                             3,068,161          1,375,191
  Option and warrant compensation                                           4,780,350            717,832
  Depreciation and amortization                                            10,408,030          4,854,019
                                                                         ------------       ------------
Total operating expenses                                                   49,076,474         19,741,788
                                                                         ------------       ------------
Operating loss                                                            (18,700,575)        (1,204,789)
Other income (expense):
  Interest expense                                                        (10,380,333)        (9,195,582)
  Interest income                                                           2,459,354          1,377,392
  Other expenses, net                                                        (252,882)          (767,569)
  Gain on sale of television stations                                      37,272,566                 --
  Equity in loss of unconsolidated investment                              (1,906,060)                --
                                                                         ------------       ------------
Income (loss)from continuing operations before income tax provision         8,492,070         (9,790,548)
Income tax provision                                                       (3,266,600)                --
                                                                         ------------       ------------
Income (loss) from continuing operations                                    5,225,470         (9,790,548)
                                                                         ------------       ------------

Discontinued operations:
Income from discontinued operations, net of applicable income taxes                --            104,390
Gain on sale, net of applicable income taxes                                       --         52,204,780
                                                                         ------------       ------------
                                                                                   --         52,309,170
                                                                         ------------       ------------
Net income                                                                  5,255,470         42,518,622
Dividends and accretion on preferred stock                                 (9,346,513)        (6,425,984)
                                                                         ------------       ------------
Net (loss) income attributable to common stock                           $ (4,121,043)      $ 36,092,638
                                                                         ============       ============

Basic and diluted loss per common share:
Loss from continuing operations                                          $      (0.07)      $      (0.33)
Income from discontinued operations                                                --               1.04
                                                                         ------------       ------------
Net (loss) income                                                        $      (0.07)      $       0.71
                                                                         ============       ============
Weighted average shares outstanding                                        59,921,236         50,495,490
                                                                         ============       ============










           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statement of Changes in Common Stockholders' Equity

--------------------------------------------------------------------------------



                                                     Class A&B                  Stock                     Deferred     Retained
                                    Common Stock      Common       Class C   Subscription   Additional     Option      Earnings
                                  ----------------     Stock    Common Stock    Notes        Paid-in        Plan     (Accumulated
                                  Class A  Class B   Warrants     Warrants    Receivable     Capital    Compensation    Deficit)
                                  -------------------------------------------------------------------------------------------------
Balance at  December 31, 1996     $40,442  $8,312  $ 6,862,647  $ 2,335,528  $(1,873,139) $209,621,241  $(6,397,916) $(103,821,878)
Stock issued for acquisition        6,069                                                   66,118,931
Exercise of Class A,B and C
   common stock warrants            3,923           (4,546,422)  (2,335,528)                 6,878,028
Deferred option plan compensation                                                            2,263,167   (2,263,167)
Option plan compensation                                                                                  6,455,843
Stock options exercised               268                                                      914,420
Increase in stock subscription
   notes receivable                                                             (940,111)
Dividends on redeemable preferred
   stock                                                                                                               (24,942,740)
Accretion on Junior preferred
   stock                                                                                                                  (665,540)
Accretion on Redeemable
   Exchangeable preferred stock                                                                                           (668,726)
Net income                                                                                                             214,689,907
                                  -------  ------  -----------  -----------  -----------  ------------  -----------  -------------
Balance at December 31, 1997       50,702   8,312    2,316,225           --   (2,813,250)  285,795,787   (2,205,240)    84,591,023
Stock issued for acquisitions
(unaudited)                           600                                                    5,249,400
Issuance of common stock warrants                    1,582,000
Exercise of Class A and B common
stock warrants (unaudited)            460           (1,162,238)                              1,161,778
Deferred option plan compensation
(unaudited)                                                                                 25,400,366  (25,400,366)
Option plan compensation (unaudited)                                                                      4,464,971
Stock options exercised (unaudited)   204                                                      643,889
Dividends on redeemable and
   convertible preferred stock
   (unaudited)                                                                                                         (15,657,439)
Accretion on cumulative Junior
   preferred stock (unaudited)                                                                                            (340,680)
Accretion on Redeemable Exchangeable
   preferred stock (unaudited)                                                                                            (334,861)
Accretion on Junior Exchangeable
   preferred stock (audited)                                                                                               (66,682)
Accretion on Convertible preferred
   stock (unaudited)                                                                                                       (29,170)
Net income (unaudited)                                                                                                   7,867,930
                                  -------  ------  -----------  -----------  -----------  ------------ ------------   ------------
Balance at June 30, 1998
  (unaudited)                     $51,966  $8,312  $ 2,735,987  $        --  $(2,813,250) $318,251,220 $(23,140,635)   $76,030,121
                                  =======  ======  ===========  ===========  ===========  ============ ============   ============


           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                    For the Six Months
                                                                       Ended June 30,
                                                              ------------------------------
                                                                  1998             1997
                                                              -------------    -------------
                                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                                  $   7,867,930    $  34,059,626
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                18,358,008       18,090,587
    Option and warrant compensation                               5,086,971        2,073,849
    Program rights amortization                                          --          603,277
    Provision for doubtful accounts                               1,353,734          789,636
    Income tax provision                                          4,823,000               --
    Loss (gain) on sale or disposal of assets                       231,675        1,342,012
    Equity in loss of unconsolidated investment                   3,196,060               --
    Gain on sale of television stations                         (51,602,972)              --
    Gain on disposal of discontinued operations, net                     --      (52,204,780)
    Changes in assets and liabilities:
      (Increase) in restricted cash                              (5,400,000)              --
      (Increase) decrease in accounts receivable                 (3,288,755)       1,301,692
      Increase in prepaid expenses and other current assets      (1,420,383)      (1,391,823)
      Increase in programming deposits                          (23,064,590)              --
      Decrease (increase) in other assets                         3,567,359       (3,999,847)
      Increase in accounts payable and accrued liabilities        6,980,606          310,833
      (Decrease) increase in accrued interest                      (245,823)       1,392,954
      Payments for program rights                                        --         (707,198)
                                                              -------------    -------------
        Net cash (used in) provided by operating
          activities                                            (33,557,180)       1,660,818
                                                              -------------    -------------

Cash flows from investing activities:
  Acquisitions of broadcasting properties                      (408,611,667)    (130,364,496)
  Increase in investments in broadcast properties               (66,961,876)     (25,263,534)
  Decrease (increase) in deposits on broadcast properties        32,170,853      (27,661,027)
  Decrease in cash held by qualified intermediary               418,949,550               --
  Purchases of property and equipment                           (41,360,923)     (24,664,492)
  Distribution received from unconsolidated investment            2,947,109               --
  Proceeds from sales of discontinued operations                         --       75,000,000
  Proceeds from sales of broadcast properties                    65,618,035          911,644
                                                              -------------    -------------
        Net cash provided by (used in) investing
          activities                                              2,751,081     (132,041,905)
                                                              -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of exchangeable and convertible
    preferred stock, net                                        261,500,000               --
  Proceeds from issuance of long-term debt                        2,000,000      105,000,000
  Payments of long-term debt                                       (231,449)        (348,466)
  Proceeds from exercise of common stock options                    644,093          191,862
  Increase in stock subscription notes receivable                        --         (940,111)
                                                              -------------    -------------
        Net cash provided by financing activities               263,912,644      103,903,285
                                                              -------------    -------------

Increase (decrease) in cash and cash equivalents                233,106,545      (26,477,802)
Cash and cash equivalents at beginning of period                 82,641,444       61,748,788
                                                              -------------    -------------
Cash and cash equivalents at end of period                    $ 315,747,989    $  35,270,986
                                                              =============    =============




           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

--------------------------------------------------------------------------------

                                                             For the Six Months
                                                               Ended June 30,
                                                        ---------------------------
                                                            1998          1997
                                                        -------------   -----------
                                                                 (Unaudited)

Supplemental disclosures of cash flow
information:

   Cash paid for interest                               $  19,916,595   $15,498,665
                                                        =============   ===========

   Cash paid for income taxes                           $     230,105   $        --
                                                        =============   ===========

Non-cash operating and financing activities:
   Accretion of discount on senior subordinated notes   $     167,235   $   144,807
                                                        =============   ===========

   Issuance of common stock for acquisition             $   5,250,000   $        --
                                                        =============   ===========

   Dividends accrued on redeemable preferred stock      $  15,657,439   $12,029,325
                                                        =============   ===========

   Accretion on redeemable securities                   $     771,393   $   668,298
                                                        =============   ===========

   Trade and barter revenue                             $     133,900   $ 2,301,511
                                                        =============   ===========

   Trade and barter expense                             $     129,801   $ 2,257,659
                                                        =============   ===========

   Sale of broadcast property for note receivable       $          --   $15,000,000
                                                        =============   ===========




















           The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of June 30, 1998 and for the six and three month periods ended June 30, 1998 and 1997, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1997. The composition of accounts has changed since December 31, 1997 to reflect the operations of acquisitions, operations sold and the Company's sale of Cumulative Junior Exchangeable preferred stock and Convertible preferred stock all of which are discussed elsewhere herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform with the 1998 presentation. These financial statements, footnotes, and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, the definitive proxy statement for the annual meeting of stockholders held April 17, 1998, and the Form 8-K dated March 6, 1998, all of which were filed with the United States Securities and Exchange Commission.


2. DISCONTINUED OPERATIONS

During 1997, the Company sold its interests in WTVX-TV and WPBF-TV and substantially all of its Paxson Radio segment assets and thus discontinued the operations of the Paxson Network-Affiliated Television and Paxson Radio segments. The results of operations for the Paxson Network-Affiliated Television and Paxson Radio segments for the six and three months ended June 30, 1997, net of applicable income taxes, have been presented as discontinued operations in the accompanying Consolidated Statements of Operations. The Paxson Network Affiliated Television operations generated revenues of approximately $10,779,000 and $5,495,000 for the six and three month periods ended June 30, 1997, respectively. The Paxson Radio operations generated revenues of approximately $51,212,000 and $27,074,000 for the six and three month periods ended June 30, 1997, respectively.

The net assets of discontinued operations, totaling approximately $3 million at June 30, 1998 and December 31, 1997, consist of the assets of two remaining radio stations which are under contract or subject to an option agreement to be sold for aggregate consideration of $3 million. In July 1998, the Company sold its interest in radio station WHNZ-AM, serving the Tampa, Florida market, for approximately $1 million.

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

Current taxes payable of $3.1 million at June 30, 1998 relates to state income taxes resulting from the gain on sale of the Company's interest in WNGM-TV and WOAC-TV.

4. INVESTMENT IN CABLE NETWORK

The Company's investment in cable network represents a 30% interest in The Travel Channel, L.L.C., a joint venture with Discovery Communications, Inc. The results of operations of The Travel Channel, L.L.C. have been included in the Company's June 30, 1998 consolidated statement of operations using the equity method of accounting.

5.  LONG-TERM DEBT

The Company refinanced, in May 1998, substantially all of its long-term debt with a $122 million senior credit facility maturing June 2002 (the "Senior Credit Facility"). Under the terms of the Senior Credit Facility, the outstanding debt is secured by substantially all of the Company's assets and bears interest at a base rate plus 1.75% or LIBOR plus 2.75% (8.45% at June 30, 1998), at the Company's option. The Senior Credit Facility requires the Company to maintain compliance with certain financial ratios subsequent to March 2000 and also contains other restrictions. The Senior Credit Facility requires quarterly principal payments commencing December 31, 2000. In conjunction with this facility, the Company has placed $22.4 million as of June 30, 1998 in escrow ($17 million at December 31, 1997) in order to prefund approximately eighteen months of interest.

6.    REDEEMABLE PREFERRED STOCK

On June 10, 1998, the Company issued 20,000 shares ($200 million aggregate liquidation preference) of Cumulative Junior Exchangeable Preferred Stock ("Junior Preferred Stock") and 7,500 shares ($75 million aggregate liquidation preference) of Series A Convertible Preferred Stock ("Convertible Preferred Stock") and Warrants ("Warrants") to purchase 240,000 shares of Class A Common Stock for gross proceeds of $275 million. Holders of the Junior Preferred Stock are entitled to cumulative dividends at an annual rate of 13 1/4%, payable semi-annually beginning November 15, 1998 and accumulating from the issue date. The Company may, at its option, pay dividends either in cash or by the issuance of additional shares of Junior Preferred Stock. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Preferred Stock, the dividend rate will increase by 1% per annum for such dividend payment period.

The Company is required to redeem all of the then outstanding Junior Preferred Stock on November 15, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Junior Preferred Stock is redeemable at the Company's option, in whole or in part, at any time on or after May 15, 2003, at the redemption prices set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:

Twelve month period beginning May 15,

                 2003................                 106.625%
                 2004................                 103.313%
                 2005 and thereafter                  100.000%

In addition, prior to May 15, 2001, the Company may, at its option, use the proceeds of one or more Public Equity Offerings or Major Asset Sales to redeem up to an aggregate of 35% of the shares of Junior Preferred Stock outstanding (whether initially issued or issued in lieu of cash dividends) at 113.25% of the aggregate liquidation preference of such shares plus accumulated and unpaid dividends. Upon a change of control, the Company is required to offer to purchase the Junior Preferred Stock at a price equal to 101% of the liquidation preference thereof plus accumulated and unpaid dividends. Subject to certain limitations, the Company may at its option, provided it is not contractually prohibited from doing so, exchange the outstanding Junior Preferred Stock for 13 1/4% Exchange Debentures due 2006 on any dividend date. The Exchange Debentures have redemption features similar to those of the Junior Preferred Stock.

Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 9 3/4%, payable quarterly in arrears beginning September 30, 1998 and accumulating from the issue date. The Company may, at its option, pay dividends either in cash, by the issuance of additional shares of Convertible Preferred Stock, or (subject to an increased dividend rate under certain circumstances) by the issuance of a number of shares of Class A Common Stock equal to the amount of such dividends divided by the average of the Common Stock trading price for the five consecutive trading days immediately preceding the dividend payment record date.

The Company is required to redeem all of the then outstanding Convertible Preferred Stock on December 31, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Convertible Preferred Stock is redeemable, at the Company's option, in whole or in part, at any time on or after June 30, 2003, at the redemption prices set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:
Twelve month period beginning June 30,

                2003................                    104.00%
                2004................                    102.00%
                2005 and thereafter                     100.00%

Upon a change of control each holder of the Convertible Preferred Stock has the right to require the Company to redeem all or any part of its Convertible Preferred Stock at a price equal to the liquidation preference thereof plus accumulated and unpaid dividends to the date of purchase. The Convertible Preferred Stock ranks junior to all other existing classes of preferred stock (including the Junior Preferred Stock) and senior to the Common Stock. Subject to certain exceptions, until such date as the average of the Common Stock trading price for twenty consecutive trading days equals or exceeds 120% of the Conversion Price the Company is prohibited from issuing more than $75,000,000 aggregate liquidation preference of additional preferred stock ranking senior to the Convertible Preferred Stock without the consent of holders of at least a majority of the outstanding shares of Convertible Preferred Stock.

Subject to certain conditions, each share of Convertible Preferred Stock is convertible at the option of the holder thereof, at any time on or after June 30, 1999, or immediately in the event of a change in control or major asset sale or at any time after the date as of which the average of the Common Stock trading price for five consecutive trading days equals or exceeds $25.00, into a number of shares of Class A Common Stock equal to the liquidation preference amount thereof divided by the Conversion Price, except if shares of Convertible Preferred Stock are called for redemption, the conversion right will terminate at the close of business on the date fixed for redemption. The Conversion Price is initially $16.00, subject to adjustment under certain circumstances ("Conversion Price").

Holders of Warrants are entitled to purchase shares of Class A Common Stock at an exercise price equal to the Conversion Price. The Warrants are exercisable from the issue date until expiration on June 30, 2003.

7. COMMON STOCK WARRANTS

In March and July 1998, the holders of the Company's Class A and B common stock warrants exercised 33.1253 warrants for 916,861 shares of Class A common stock. Currently, no Class A and B warrants issued in connection with the 1993 Redeemable Senior preferred stock issuance remain outstanding. See Note 6 above for a discussion of the Class A common stock warrants issued in connection with the preferred stock sales in June 1998.

8. PER SHARE DATA

Basic and diluted loss per share from continuing operations was computed by dividing the income (loss) from continuing operations less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. Because of per share losses from continuing operations, the effect of stock options and warrants is antidilutive. Potentially dilutive common shares in the amount of 7,143,707, and 7,452,885 and 10,243,265, and 6,472,662, for the six and three month periods ended June 30, 1998 and 1997, respectively, have been excluded from the computation of diluted earnings per share as the effect of their inclusion is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Since its inception in 1991, the Company has grown primarily through the acquisition or management of radio and television broadcast stations and radio networks, as well as subsequent improvement in the operation of these properties. Two of the Company's former business segments, Paxson Radio and Paxson Network-Affiliated Television, have been classified as discontinued operations in the consolidated financial statements for the six and three month periods ended June 30, 1997 as a result of the Company's sale of these operations during 1997.

The Company currently operates a nationwide group of owned, operated or affiliated television stations carrying its proprietary network, which currently broadcasts long form paid programming consisting primarily of infomercials. Certain of the Company's television stations were and continue to be operated under time brokerage and affiliation agreements. Pursuant to the time brokerage agreements, these stations' operating revenues and expenses are included in the Company's consolidated statements of operations. Pursuant to the affiliation agreements, the Company includes advertising revenue, related sales costs and affiliation fees in its consolidated statements of operations. PAX TV is the brand name for the programming that the Company will provide to its owned, and non-owned affiliated television stations, as well as certain cable systems commencing August 31, 1998. PAX TV programming will generally consist of family-friendly traditional entertainment television programs that have had or are having successful first runs on television, as well as original programs. The Company also owns a 30% interest in The Travel Channel, L.L.C., a cable television network joint venture with Discovery Communications, Inc. ("DCI"). The Company's interest in the operating results of The Travel Channel, L.L.C. has been included in the consolidated financial statements using the equity method of accounting.

The Company's operating data throughout the periods discussed have been impacted significantly by the timing and mix of television acquisitions throughout such periods and the costs being incurred to launch PAX TV. Operating revenues are derived from the sale of advertising to local, national and network advertisers. The Company's primary operating expenses include commissions on revenues, employee salaries and administrative expenses. Upon launch of PAX TV, the Company will also incur significant expenses for syndicated program rights fees, ratings services and promotion. Presently, the costs of operating the Company's television stations do not vary significantly with revenue, with the exception of costs associated with sales commissions and agency fees. As such, upon obtaining a certain level of revenue sufficient to cover fixed costs, additional revenue levels have a significant impact on the operating results of an individual television station. The Company currently expects to continue acquiring additional stations which may have similar effects on the comparability of revenues, operating expenses, interest expense and operating cash flow as those described above.

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

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair values of the Company's investments in broadcast properties are estimated based on recent market sale prices for comparable stations and markets and approximates their carrying value as of June 30, 1998. The fair values of the Company's existing long-term debt and the senior subordinated notes (the "Notes") were estimated based on market rates of instruments with similar risks and maturities, and approximates the carrying value as of June 30, 1998. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange and have not been comprehensively revalued for purposes of the Company's financial statements.

The Company believes that its group of television stations comprises a valuable national broadcasting distribution infrastructure. Including all pending station acquisitions, construction projects, divestitures and other transactions, the Company will broadcast via a total of 88 owned, operated or affiliated stations in markets reaching more than 74 million U.S. television households, including stations in each of the nation's top 20 markets as well as 43 of the nation's top 50 markets. Additionally, the Company has entered into agreements with cable multiple system operators ("MSO's"), whereby the Company will receive cable carriage of its PAX TV programming on certain cable systems in markets not currently served by the Company's broadcast television station group, additional cable carriage in certain existing markets, advance carriage in certain markets where the Company will acquire and/or construct a television station pursuant to a construction permit, and significant cross-advertising airtime on other cable channels. The Company will pay certain fees based on the number of cable television subscribers actually reached and will provide the MSO's certain amounts of local advertising airtime during PAX TV programming. This additional cable distribution will provide PAX TV with incremental coverage to achieve a presence in every one of the top 50 U.S. Television markets. The Company estimates that these agreements will require payments by the Company of between $50 and $60 million. These payments will be made over five years with approximately 34% in 1998, 30% in 1999, 23% in 2000, 11% in 2001 and 2% in 2002.

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes", "intends", "expects" or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's high level of indebtedness and the restrictions placed on the Company's business and operations by the terms of its indebtedness and its outstanding preferred stock, the risks relating to the comprehensive governmental regulation of the Company's businesses, including the restrictions on multiple broadcast property ownership, the broadcast licensing renewal requirements, the risks of industry and economic conditions which could adversely affect the Company's business operations, and the other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In addition, the Company's launch of PAX TV entails certain additional risks and uncertainties, including, those risks associated with the launch of a new programming service, the ability to obtain desirable programming at a financially feasible cost and the ability to successfully and profitably sell advertising spots during such programming.

The following table lists those television properties that the Company owns, operates or is affiliated with, and those properties which the Company has agreements to acquire or operate and stations currently under construction. The Company does not expect that all stations will be completed or will air PAX TV programming by the announced date of PAX TV's launch. See footnotes to the table for additional information.

                         PAX TV TELEVISION DISTRIBUTION

                 (TELEVISION AND CABLE HOUSEHOLDS IN THOUSANDS)

                                                                                  Total
                                                                                  Market        Total
                                                                                  Cable       Market TV      Market
  Market                                                                        Households    Households   Population
   Rank    Market (1)                     Station                      Ch          (2)           (2)          (2)
   ----    ----------                     -------                      --          ---           ---          ---
    1      New York, NY                   WPXN                         31          4,825        6,756        19,014
    1      New York, NY                   WIPX           (3)           43              -            -             -
    2      Los Angeles, CA                KPXN                         30          3,133        5,009        15,714
    3      Chicago, IL                    WCFC           (4)           38          1,950        3,140         8,883
    4      Philadelphia, PA               WPPX                         61          2,033        2,659         7,280
    5      San Francisco, CA              KKPX                         65          1,640        2,298         6,495
    5      San Francisco, CA              KWOK           (3)           68              -            -             -
    6      Boston, MA                     WPXB                         60          1,694        2,174         5,863
    6      Boston, MA*                    WBPX           (5)           46              -            -             -
    7      Washington, D.C.               WPXW                         66          1,331        1,928         5,265
    7      Washington, D.C.               WWPX           (6)           60              -            -             -
    8      Dallas, TX                     KPXD           (7)           68            989        1,899         5,197
    9      Detroit, MI                    WPXD                         31          1,191        1,782         4,823
    10     Atlanta, GA                    WPXA                         14          1,144        1,675         4,567
    11     Houston, TX                    KPXB                         49            918        1,624         4,663
    12     Seattle, WA                    KWPX                         33          1,104        1,514         4,022
    13     Cleveland, OH                  WVPX                         23          1,026        1,469         3,883
    14     Minneapolis, MN                KPXM                         41            746        1,448         3,918
    15     Tampa, FL                      WXPX                         66          1,043        1,436         3,499
    16     Miami, FL                      WPXM                         35            993        1,386         3,697
    17     Phoenix, AZ*                   KPPX           (8) (9)       51            755        1,289         3,522
    17     Phoenix, AZ                    KBPX                         13              -            -             -
    18     Denver, CO                     KPXC                         59            741        1,199         3,091
    19     Pittsburgh, PA                 Channel 40     (4)           40            899        1,140         2,906
    20     Sacramento, CA*                KSPX                         29            726        1,127         3,276
    21     St. Louis, MO                  WPXS           (6)           13            585        1,109         2,980
    22     Orlando, FL                    WOPX                         56            796        1,041         2,701
    24     Portland, OR                   KPXG                         22            611          976         2,612
    25     Indianapolis, IN               WIPX-LP        (10)          51            618          957         2,522
    25     Indianapolis, IN               WIIB           (16)          63              -            -             -
    27     Hartford, CT*                  WHPX           (5)           26            792          916         2,445
    29     Raleigh/Durham, NC             WFPX                         62            512          826         2,207
    29     Raleigh/Durham, NC             WRPX           (6)           47              -            -             -
    31     Kansas City, MO                KPXE                         50            518          792         2,088
    32     Milwaukee, WI                  WPXE           (6)           55            477          791         2,143
    33     Nashville, TN                  WNPX                         28            496          789         2,102
    34     Columbus, OH                   WCPX-LP        (10)          62            473          739         1,982
    36     Salt Lake City, UT             KUWB           (11)          30            387          690         2,237
    36     Salt Lake City, UT             KCSG           (12)           4              -            -             -
    37     Grand Rapids, MI               WZPX           (6)           43            412          659         1,839
    38     San Antonio, TX*               KPXL           (8) (9)       26            422          649         1,931
    39     Norfolk, VA                    WPXV                         49            474          636         1,776
    40     Buffalo, NY                    WAQF           (4) (8)       51            475          630         1,663
    41     New Orleans, LA*               WPXL                         49            455          623         1,734
    42     Memphis, TN*                   WPXX                         50            390          614         1,711
    43     West Palm Beach, FL            WPXP           (13)          67            496          593         1,457
    44     Oklahoma City, OK              KOPX                         62            374          593         1,573
    46     Greensboro, NC                 WGPX                         16            367          577         1,474
    47     Wilkes-Barre, PA*              WQPX           (8) (9)       64            452          566         1,502
    48     Albuquerque, NM                Channel 14     (4) (8)       14            332          560         1,623
    49     Providence, RI                 WPXQ           (8) (14)      69            433          559         1,503
    51     Birmingham, AL                 WPXH                         44            363          547         1,448
    52     Albany, NY                     WYPX                         55            376          509         1,342
    53     Dayton, OH                     WDPX                         26            351          503         1,339
    54     Jacksonville, FL               WPXJ-LP        (10)          54            376          502         1,374
    55     Fresno, CA                     KPXF                         61            263          496         1,610
    56     Little Rock, AR*               KYPX           (8) (9)       42            301          481         1,288
    57     Charleston, WV*                WKRP           (8) (9)       29            353          480         1,283
    58     Tulsa, OK                      KTPX                         44            299          468         1,232
    61     Las Vegas, NV                  KVPX-LP        (10)          59            302          450         1,190
    62     Mobile, AL                     Channel 61     (4) (8)       61            324          450         1,251
    64     Knoxville, TN*                 WPXK                         54            299          441         1,149
    66     Toledo, OH                     WLMB           (12)          40            274          408         1,110
    67     Lexington, KY                  WAOM           (4) (8)       67            277          403         1,097
    68     Roanoke, VA                    WPXR                         38            263          402         1,049
    69     Des Moines, IA                 Channel 39     (4) (8)       39            233          383           987
    70     Green Bay, WI                  WPXG           (8)           14            226          381         1,025
    71     Honolulu, HI*                  KPXO           (8)           66            333          380         1,192
    72     Syracuse, NY*                  WAUP           (8) (9)       56            279          378         1,049
    73     Spokane, WA                    Channel 34     (8)           34            233          375         1,008
    75     Rochester, NY                  WAQF           (4) (8) (15)  51            267          367           981
    76     Shreveport, LA                 Channel 21     (8)           21            217          366         1,002
    80     Portland, ME                   WBDJ           (8) (9)       23            266          350           912
    81     Champaign, IL                  WPXU                         23            249          331           875
    83     Ft. Myers, FL                  W57CJ-LP       (10)          57            253          320           800
    86     Chattanooga, TN                W55CD-LP       (10)          55            217          310           821
    87     Cedar Rapids, IA               KPXR                         48            198          308           824
    89     Davenport, IA                  Channel 67     (4) (8)       67            202          302           785
    90     Jackson, MS                    Channel 51     (4) (8)       51            177          297           850
    95     Evansville, IN                 WTSN-LP        (10)(12)      63            168          274           716
   105     Lansing, MI                    WZPX           (6) (15)      43            157          236           653
   106     Greenville, NC                 WEPX           (4) (8)       38            152          234           673
   120     Eugene, OR                     KROZ           (12)          36            138          210           557
   121     Monterey/Salinas, CA           KKPX           (15)          65            160          206           654
   131     Bakersfield, CA                KPXF           (15)          61            129          176           556
   136     Wausau-Rhinelander, WI         WAZW           (4) (8)       46             86          163           439
   150     Odessa, TX                     KPXK           (8) (9)       30             98          134           386
   156     Anchorage, AK                  KDMD           (12)          33             72          122           355
   159     Palm Springs, CA               KVCC-LP        (10)(12)      58            102          112           349
   187     Tuscaloosa, AL                 WJRD-LP        (10)(12)      49             48           59           162
    NR     Juneau, AK                     KUBD           (12)           4              5            5            NA
    NR     San Sebastian, PR              WJWN           (15)                          -            -             -
    NR     Ponce, PR                      WKPV           (16)                          -            -             -
    NR     San Juan, PR                   WJPX           (17)          24            367        1,140         3,829
    NR     Christiansted, V.I.            Channel 15     (4) (8)       15             18           36           110
                                                                            ----------------------------------------
           Total                                                            |     49,701       74,334       205,691 |
                                                                            ----------------------------------------
                                                                            ----------------------------------------
           TOTAL PAX TV MARKETS                                             |     49,334       73,194       201,863 |
                                                                            ----------------------------------------


*        Operated or to be operated pursuant to a time brokerage agreement;
         except as noted, the Company has an agreement and/or an option to acquire a 100% ownership interest.

NR       Not ranked.

1 Each station is licensed by the FCC to serve a specific community, which is included in the listed market.
2 Sources: A.C. Nielsen. Cable households in Puerto Rico per our station's General Manager and total market television and population numbers are per Strategic Research. Figures represent total cable and television households and total population in each market only and are not necessarily indicative of the number of households reached by each station in its market; " - " indicates second station in market; totals do not double count where the Company has more than one station.
3 The Company intends to sell its interest in this station; it is not scheduled to air PAX TV.
4        Pending acquisition.
5        The Company does not own, and has no option to acquire, the station;
         station will become an affiliate upon acquisition by DP Media, Inc. and the Company will have a right of first refusal upon a proposed sale of the station.
6 Affiliate station; the Company has an option to acquire, or first right of refusal upon a proposed sale of, the station.
7        80% ownership interest.
8        Station is currently under construction or not operating
         commercially.
9        49% ownership interest with an option for the remaining 51%.
10 A low power station; other low power stations the Company owns or operates, which simulcast programs aired on an owned and operated full power television station in the same market, are not presented.
11 The Company has a contract to exchange this station for station KUPX, channel 16, in Salt Lake City.
12       A PAX TV affiliate.
13       90% ownership interest.
14       50% ownership interest.
15       Additional markets served by an out-of-market station.
16       A Company affiliate, not scheduled to air PAX TV.
17       Company stations not scheduled to air PAX TV.

PURCHASES OF BROADCAST PROPERTIES:

During April 1998, the Company contracted with Roberts Broadcasting of Salt Lake City to exchange its interest in Channel 30 serving the Salt Lake City, Utah market for Channel 16 also serving the Salt Lake City, Utah market. The Company intends to account for this like kind exchange of television stations at book value with no gain or loss being recognized on the transaction. This transaction is pending regulatory approval.

During May 1998, the Company completed the acquisition of WPXU-TV (formerly WFHL-TV) serving the Champaign, Illinois market for $9,250,000.

During June 1998, the Company completed the purchase of KPXG-TV (formerly KBSP-TV) serving the Portland, Oregon market for $30,000,000. The Company also completed the purchase of a 90% interest in WPXP-TV serving the West Palm Beach, Florida market for approximately $16,635,000.

SALES OF BROADCAST PROPERTIES:

In connection with the Company's acquisition of WCFC-TV, Chicago Illinois, the FCC required the Company to sell WPXE-TV, Kenosha, Wisconsin in order to comply with FCC multiple ownership rules. Accordingly, during May 1998, the Company sold WPXE-TV to DP Media, Inc. for $6,000,000 and, in connection therewith, entered into a long-term affiliation agreement pursuant to which WPXE-TV will continue to air the Company's programming. The Company includes revenues from the sale of WPXE-TV airtime, sales related expenses and affiliate fees in its consolidated financial statements. The Company realized a pre-tax gain of approximately $680,000 on this sale.

During June 1998, the Company sold its interest in television station WNGM-TV serving the Atlanta, GA market for $50,000,000. Approximately $11,000,000 of the consideration was paid to Whitehead Media, Inc. for exercise of the Company's option to acquire WNGM-TV. The Company realized a pre-tax gain of approximately $37 million on this sale.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                            Statements of Operations

                                                  For the six months  For the three months
                                                     ended June 30,       ended June 30,
                                                  ------------------  --------------------
                                                     1998     1997      1998       1997
                                                  --------   -------  --------  ----------
Revenues                                            100.0%    100.0%    100.0%    100.0%
Operating Expenses:
  Direct                                             16.1      17.9      15.9      18.2
  Programming                                         6.4       5.2       8.1       5.3
  Sales                                              11.5       3.3      18.7       2.8
  Promotion                                           6.2       1.0       9.4       1.3
  Technical                                          10.1      10.9      10.8      10.9
  General and administrative                         33.2      31.9      38.4      30.3
  Trade and barter                                    0.2       0.1       0.2       0.2
  Time brokerage and affiliation agreement fees      15.5       6.4      10.1       7.4
  Option and warrant plans compensation               8.2       3.8      15.7       3.9
  Depreciation and amortization                      29.6      23.9      34.3      26.2
                                                  -------    ------   -------   -------
 Total operating expenses                           137.0     104.4     161.6     106.5
                                                  -------    ------   -------   -------
Operating loss                                      (37.0)     (4.4)    (61.6)     (6.5)

Other income (expense):
  Interest expense                                  (33.7)    (47.8)    (34.2)    (49.6)
  Interest income                                    13.9       7.2       8.1       7.4
  Other expense, net                                 (0.8)     (1.7)     (0.8)     (4.1)
  Gain on sale of television station                 83.2        --     122.7        --
  Equity in loss of unconsolidated investment        (5.1)       --      (6.3)       --
                                                  -------    ------   -------   -------

Income (loss) from continuing operations before
   income tax provision                              20.5     (46.7)     27.9     (52.8)
Income tax provision                                 (7.8)       --     (10.8)       --
                                                  -------    ------   -------   -------
Income (loss) from continuing operations before
   extraordinary item                                12.7     (46.7)     17.2     (52.8)
                                                  =======    ======   =======   =======


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Consolidated revenues for the six months ended June 30, 1998 increased 66% (or $24.6 million) to $62.0 million. This increase was primarily due to television station acquisitions and new time brokerage operations. WPXN-TV in New York has been operated by the Company since June 30, 1997 (acquired in February 1998) and accounted for $13.7 million of the increase. Same station television revenues increased $4.4 million or 13%.

Operating expenses for the six months ended June 30, 1998 increased 117% (or $45.9 million) to $85.0 million. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($3.3 million), other non-direct costs, which were primarily due to operating new television stations and for costs incurred in connection with the launch of PAX TV ($22.0 million), higher depreciation and amortization, primarily related to assets acquired ($9.4 million), increased time brokerage and affiliation agreement fees, primarily related to new time brokerage operations ($7.3 million), of which $3.6 million is attributable to WPXN-TV and increased option and warrant plans compensation ($3.7 million).

Operating cash flow for the six months ended June 30, 1998 decreased 9% (or $1.0 million) to $10.1 million. The decrease in operating cash flow was primarily a result of costs incurred in connection with the launch of PAX TV.

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

Interest expense for the six months ended June 30, 1998 increased to $20.9 million or 16%, primarily due to a greater level of senior debt throughout the period and higher interest rates. At June 30, 1998, total long-term debt and senior subordinated notes were $352.7 million, compared with the balance of $336.5 million outstanding a year prior.

Interest income for the six months ended June 30, 1998 increased to $8.7 million or 221%, primarily due to higher levels of cash and cash equivalents and cash held resulting from segment asset sales and the preferred stock sales, invested throughout the period.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Consolidated revenues for the three months ended June 30, 1998 increased 64% (or $11.8 million) to $30.4 million. This increase was primarily due to television station acquisitions and new time brokerage operations, with WPXN-TV in New York, which has been operated by the Company since June 30, 1997, accounting for $6.8 million of the increase. Same station television revenues increased $2.1 million or 12%.

Operating expenses for the three months ended June 30, 1998 increased 149% (or $29.3 million) to $49.1 million. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($1.5 million), other non-direct costs, which were primarily due to operating new television stations and for costs incurred in connection with the launch of PAX TV ($16.5 million), higher depreciation and amortization, primarily related to assets acquired ($5.6 million), increased time brokerage and affiliation agreement fees, primarily related to new time brokerage operations ($1.7 million) and increased option and warrant plans compensation ($4.1 million).

Operating cash flow for the three months ended June 30, 1998 decreased 108% (or $6.2 million) to a deficit of $448,000. The decrease in operating cash flow was primarily a result of costs incurred in connection with the launch of PAX TV.

Interest expense for the three months ended June 30, 1998 increased to $10.4 million or 13%, primarily due to a greater level of senior debt throughout the period and higher interest rates. At June 30, 1998, total long-term debt and senior subordinated notes were $352.7 million, compared with the balance of $336.5 million outstanding a year prior.

Interest income for the three months ended June 30, 1998 increased to $2.5 million or 79%, primarily due to higher levels of cash and cash equivalents resulting from the preferred stock sales invested throughout the period.

DISCONTINUED OPERATIONS

During 1997, the Company sold its interest in its Paxson Network-Affiliated Television and Paxson Radio segments. Income and (losses) from these segments in the six and three month periods ended June 30, 1997, net of tax, were $(631,000) and $104,000, respectively. Paxson Network-Affiliated Television incurred net losses of approximately $(411,000) and $(421,000) and Paxson Radio generated net income (losses) of approximately $(220,000) and $525,000 in the six and three month periods ended June 30, 1997, respectively. Paxson Network-Affiliated Television and Paxson Radio generally experienced their lowest revenue in the first and second quarters of the year.

Income (loss) from operations of these segments in the six and three month periods ended June 30, 1997 was approximately $(71,000) and $172,000, respectively. Paxson Network-Affiliated Television incurred loss from operations of approximately $(385,000) and $(534,000) and Paxson Radio generated income from operations of $456,000 and $362,000 in the six and three month periods ended June 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In June 1998, the Company sold $200 million of 13 1/4% Cumulative Junior Exchangeable Preferred Stock and $75 million of 9 3/4% Series A Convertible Preferred Stock, together with five year warrants to purchase 240,000 shares of Class A Common Stock at an exercise price of $16 per share. Net proceeds to the Company after transaction costs were approximately $261 million.

The Company's working capital at June 30, 1998 and December 31, 1997 was $318.8 million and $86.9 million, respectively, and the ratio of current assets to current liabilities was 11.5:1 and 5.29:1 on such dates, respectively. Working capital increased primarily due to the preferred stock sales previously discussed elsewhere herein.

Cash (used in) provided by operations of approximately $(33.6) and $1.7 million for the six months ended June 30, 1998 and 1997, respectively, primarily reflects the increase in operating costs incurred in connection with the launch of PAX TV and the increase in related programming deposits. Cash provided by investing activities primarily reflects the use of the cash held by qualified intermediary and proceeds from sales of broadcast properties, the use of cash in investing activities for the acquisitions and investments discussed above, and purchases of equipment for these and existing properties. Cash provided by financing activities primarily reflects the proceeds from the preferred stock sales, the refinancing of the Company's senior credit facility and the exercise of common stock options net of debt repayments. Non-cash activity relates to option plan compensation, stock issued for the acquisition of KPXR-TV, reciprocal trade and barter advertising revenue and expense and accretion of discount on senior subordinated notes, as well as dividends and accretion on the redeemable preferred stock.

The Company's primary capital requirements are for the acquisition of broadcasting properties and related capital expenditures, syndicated programming rights payments, cable carriage payments, interest payments on indebtedness and working capital. The Notes require semi-annual interest payments at a fixed rate.

In May 1998 the Company refinanced substantially all of its long-term debt with a $122 million senior credit facility maturing June 2002 (the "Senior Credit Facility"). Under the terms of the Senior Credit Facility, the outstanding debt will be secured by substantially all of the Company's assets and bear interest at a base rate plus 1.75% or LIBOR plus 2.75% (8.45% at June 30, 1998), at the Company's option. The Senior Credit Facility requires the Company to maintain compliance with certain financial ratios subsequent to March 2000 and also contains other restrictions. The Senior Credit Facility requires quarterly principal payments commencing December 31, 2000. In conjunction with this facility, the Company has placed $22.4 million in escrow as of June 30, 1998 ($17 million at December 31, 1997) in order to prefund approximately eighteen months of interest.

The Company believes that existing cash balances and additional capital expected to be made available to the Company through permitted purchase money borrowings of up to 5% of the Company's total fixed assets will provide sufficient financial resources to fund completion of the announced acquisitions, capital expenditures on existing and acquired properties, cable carriage and promotion payments, syndicated program rights fees, debt service obligations and the Company's working capital requirements. To the extent that the Company pursues future acquisitions or requires additional working capital as a result of higher than expected network operating costs and/or lower than expected advertising revenues, the Company may be required to obtain additional financing. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to it. The failure to generate significant cash flow from operations or to raise funds necessary to finance the Company's future cash requirements could adversely affect the Company's ability to pursue its business strategy. In addition, should the Company suffer a significant impairment to its cash flow from operations due to the occurrence of one or more adverse events, its liquidity could become insufficient on a short term basis, and it could have insufficient resources to repay indebtedness under the Senior Credit Facility, the Notes or other credit instruments when due or to make required dividend payments on its preferred stock.

PROGRAMMING COMMITMENTS

In connection with the launch of PAX TV, the Company has entered into programming contracts to air syndicated television shows as well as theatrical and made-for-television movies from 1998 to 2005 that are not currently available for broadcast and therefore not included in the consolidated financial statements. As of June 30, 1998, such programming contracts require collective payments by the Company of approximately $341.7 million over such periods as follows:

         1998 (July - December)                           $ 33,528,140
         1999                                               89,100,997
         2000                                               80,599,465
         2001                                               66,684,239
         2002                                               32,352,952
         Thereafter                                         39,418,667
                                                          ------------
                                                          $341,684,460
                                                          ============

The Company had $59,747,090 and $36,682,500 of prepaid broadcast rights recorded in Other Assets as of June 30, 1998 and December 31, 1997, respectively. The Company has also committed to purchase at similar terms additional future episodes of these programs should they be made available. The Company continues to evaluate additional programming purchases.

CABLE MULTIPLE SYSTEM OPERATORS COMMITMENTS

The Company has entered into agreements with MSO's whereby the Company will receive cable carriage of its PAX TV programming on certain cable systems in markets not currently served by the Company's broadcast television station group, additional cable carriage in certain existing markets, advance carriage in certain markets where the Company will acquire and/or construct a television station pursuant to a construction permit, and significant cross-advertising airtime on other cable channels. The Company will pay certain fees based on the number of cable television subscribers actually reached and will provide the MSO's certain amounts of local advertising airtime during PAX TV programming. This additional cable distribution will provide PAX TV with incremental coverage to achieve a presence in every one of the top 50 U.S. Television markets. The Company estimates that these agreements will require payments by the Company of between $50 and $60 million. These payments will be made over five years with approximately 34% in 1998, 30% in 1999, 23% in 2000, 11% in 2001 and 2% in 2002.

INVESTMENT COMMITMENTS

The Company has agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to, the following properties, which are subject to various conditions, including the receipt of regulatory approvals. The completion of each of the investments discussed below is subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that any of such investments will be completed.


Station                             Market Served *                    Purchase Price
-------------------------------------------------------------------------------------
WCPX-TV                             Chicago, IL (1)                      $135,000,000
WPXX/WPXL                           Memphis, TN/New Orleans, LA (2)        50,000,000
WKPX-TV                             Pittsburgh, PA                         35,000,000
KSPX-TV                             Sacramento, CA (3)                     17,000,000
KPXL-TV                             San Antonio, TX                        13,500,000
KPPX-TV                             Phoenix, AZ (4)                        12,000,000
WKRP-TV                             Charleston, WV (4)                      8,070,000
WAOM-TV                             Lexington, KY                           8,000,000
WAUP-TV                             Syracuse. MY (4)                        6,750,000
Channel 61                          Mobile, AL (5)                          6,750,000
WQPX-TV                             Wilkes-Barre, Scranton, PA (4)          6,160,000
KGPX-TV                             Spokane, WA (5)                         5,677,000
KPXO-TV                             Honolulu, HI                            5,000,000
WPXK-TV                             Knoxville, TN                           5,000,000
Channel 14                          Albuquerque, NM (5)                     4,650,000
WPXO-TV                             Shreveport, LA (5)                      3,938,000
Channel 67                          Davenport, IA (5)                       3,900,000
Channel 39                          Des Moines, IA (5)                      3,750,000
KXGR-TV                             Tucson, AZ                              3,700,000
WBDJ-TV                             Portland, ME (4)(5)                     3,550,000
Channel 38                          Greenville, NC                          3,550,000
WAQF-TV                             Buffalo, NY (6)                         3,000,000
KYPX-TV                             Little Rock, AR (4)                     2,850,000
Channel 51                          Jackson, MS (5)                         2,250,000
KWOK-TV                             San Francisco, CA (1)                   2,215,000
WAZW-TV                             Wausau, WI                              2,000,000
KPXK-TV                             Odessa, TX (4)(5)                       1,306,000
Channel 15                          Christiansted, Virgin Islands (5)         300,000
                                                                         ------------
                                    Total Station Acquisitions            354,866,000
                                    Expected station capital expenditures  61,069,000
                                    Less: advances and escrow deposits    (85,175,000)
                                                                         ------------
                                    Net investments and related capital  $330,760,000
                                                                         ============

---------

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

(2) The Company has a $4 million escrow deposit and has paid $10 million of the purchase price attributable to the buyout of the existing affiliation agreement. The remaining $36 million of the purchase price will be paid no sooner than the year 2000.

(3) The Company has loaned an aggregate of $8,500,000 to the station owner and began operating the station pursuant to a time brokerage agreement on October 1, 1996, pending completion of the acquisition of the station. The loan will be applied to the purchase price at the date of closing.

(4)      The Company has acquired a 49% interest in this property.

(5) The Company participated in FCC settlements and thereby acquired a construction permit for this property.

(6) Includes the purchase of two low power television stations, W69CS and W63BM.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In May 1998, a complaint was filed against certain of the Company's officers by a purported shareholder of the Company alleging breach of fiduciary duty by the directors in approving payment of certain bonuses to members of the Company's management in connection with the 1997 sale of the Company's Paxson Radio Segment and seeking damages on behalf of the Company. The Company believes the suit to be without merit and believes that the suit will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 10, 1998, the Company issued and sold to CIBC Oppenheimer Corp. 20,000 shares ($200 million aggregate liquidation preference) of 13 1/4% Cumulative Junior Exchangeable Preferred Stock, 6,500 shares ($65 million aggregate liquidation preference) of 9 3/4% Series A Convertible Preferred Stock and five year warrants entitling the holders to purchase 208,000 shares of Class A Common Stock at an exercise price of $16 per share for gross proceeds of $265 million. The Series A Convertible Preferred Stock is convertible into shares of Class A Common Stock at a price of $16.00 per share. The Securities were issued without registration under the Securities Act of 1933 pursuant to Rule 144A thereunder.

On June 10, 1998, the Company issued and sold to an affiliate of William E. Simon, Jr., Vice Chairman of the board of directors of the Company, 1,000 shares ($10 million aggregate liquidation preference) of 9 3/4% Series A Convertible Preferred Stock and five year warrants to purchase 32,000 shares of Class A Common Stock at an exercise price of $16.00 per share, for gross proceeds of $10 million. The Series A Convertible Preferred Stock is convertible into shares of Class A Common Stock at a price of $16.00 per share. The securities were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) of the Act for transactions not involving a public offering.

On June 10, 1998, in connection with Mr. Simon's election as Vice Chairman of the board of directors of the Company and in consideration of services rendered and to be rendered, the Company issued to an affiliate of Mr. Simon five year warrants entitling the holder to purchase 155,500 shares of Class A Common Stock at an exercise price of $16.00 per share. The Company has the right to redeem the warrants with respect to up to 93,750 of the shares subject thereto, at a price of $30.00 per share, at such time as the trading price of the Class A Common Stock averages $30 or more over any ten consecutive trading days. The Company has recorded $622,000 of warrant expense in connection with this issuance. The warrants were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) of the Act for transactions not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on April 17, 1998. At the meeting, all five of the Company's Existing directors were re-elected for one year terms. The appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for 1998 was also ratified.

The number of votes cast for, cast against and withheld, as applicable, with respect to each of the matters submitted for a vote at the meeting, were set forth below:

Election of Director              For                            Withheld

Lowell W. Paxson             128,655,141                          67,086
James B. Bocock              128,651,451                          70,776
Arthur D. Tek                128,645,364                          76,863
Bruce L. Burnham             128,645,364                          76,863
James L. Greenwald           128,554,681                         167,546

                                  For          Against           Withheld

Appointment of Accountants   128,646,110       24,867             51,270

There were no broker non-votes with respect to any of the matters submitted for a vote at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  List of Exhibits:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1.1             Certificate of Incorporation of the Company (2)

3.1.2             Bylaws of the Company (3)

3.1.3 Certificate of Designation of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (2)

3.1.4 Certificate of Designations of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock (4)

3.1.5 Certificate Designation of the Company's original 13 1/4% Cumulative Junior Exchangeable Preferred Stock (5)

3.1.6 Certificate of Designation of the Company's 9 3/4% Series A Convertible Preferred Stock (5)

3.1.7 Certificate of Designation of the Company's new 13 1/4% Cumulative Junior Exchangeable Preferred Stock (5)

4.1               Form of Stock Certificate of Class A Common Stock (1)

10.197 Employment Agreement, dated as of June 11, 1998, by and between the Company and Jeffrey Sagansky (5)

10.198 Employment Agreement, dated as of June 11, 1998, by and between the Company and James B. Bocock (5)

10.199 Employment Agreement, dated as of June 11, 1998, by and between the Company and Dean M. Goodman (5)

10.200 Employment Agreement, dated as of June 11, 1998, by and between the Company and J. Jay Hoker (5)

10.201 Employment Agreement, dated as of June 11, 1998, by and between the Company and Arthur D. Tek (5)

10.202            Paxson Communications Corporation 1998 Stock Incentive
                  Plan (5)

27                Financial Data Schedule (for SEC use only)

---------------

(1) Filed with the Company's Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416 and incorporated herein by reference.

(2) Filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1994 and incorporated herein by reference.

(3) Filed with the Company's Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473 and incorporated herein by reference.

(4) Filed with the Company's Registration Statement on Form S-3, as amended, filed August 15, 1996, Registration No. 333-10267 and incorporated herein by reference.

(5) Filed with the Company's Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641 and incorporated herein by reference.

(b) Reports on Form 8-K.

The Company filed a Form 8-K, dated June 5, 1998, under Item 5. Other Events in connection with the Company's offering of $275 million of preferred stock.

                        PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PAXSON COMMUNICATIONS CORPORATION



Date: August 5, 1998           By:   /s/ Jeffrey Sagansky
                                     -------------------------------------------
                                     Jeffrey Sagansky
                                     Chief Executive Officer, President
                                     and Director (Principal Executive Officer)







Date: August 5, 1998           By:   /s/ Arthur D. Tek
                                     -------------------------------------------
                                     Arthur D. Tek
                                     Vice President, Chief Financial Officer
                                     and Director (Principal Financial Officer)