Form 10-Q
period 1998-09-30
PAXSON COMMUNICATIONS CORP
filed 1998-11-17
CIK 923877

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       SEPTEMBER 30, 1998
                                        --------------------------------

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

YES    X       NO
     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998:

       CLASS OF STOCK                                          NUMBER OF SHARES
----------------------------                                   ----------------
COMMON STOCK-CLASS A,
PAR VALUE PER SHARE   $0.001                                      52,487,645
                      -----------------------
COMMON STOCK-CLASS B,
PAR VALUE PER SHARE   $0.001                                       8,311,639
                      -----------------------

PAXSON COMMUNICATIONS CORPORATION

INDEX

                                                                          PAGE

PART I -          FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                     Consolidated Balance Sheets
                     September 30, 1998 and December 31, 1997                 3

                     Consolidated Statements of Operations
                     Nine Months Ended September 30, 1998 and 1997            4

                     Consolidated Statements of Operations
                     Three Months Ended September 30, 1998 and 1997           5

                     Consolidated Statement of Changes in
                     Common Stockholders' Equity                              6

                     Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1998 and 1997            7

                     Notes to Consolidated Financial Statements               9

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              12


PART II -         OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS                                          19

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                           19


         Signatures                                                          20

PAXSON COMMUNICATIONS CORPORATION

Consolidated Balance Sheets

                                                                                 September 30,            December 31,
                                                                                     1998                     1997
                                                                               ---------------          ---------------
ASSETS                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                    $   123,941,843          $    82,641,444
  Restricted cash                                                                   20,082,513               17,000,000
  Accounts receivable, less allowance for doubtful
    accounts of $1,816,788 and $911,941 respectively                                11,008,995                4,813,524
  Current program rights                                                            91,179,529                       --
  Prepaid expenses and other current assets                                          5,538,312                2,765,984
                                                                               ---------------          ---------------
        Total current assets                                                       251,751,192              107,220,952

Cash held by qualified intermediary                                                         --              418,949,550
Property and equipment, net                                                        168,788,528              105,896,873
Intangible assets, net                                                             804,694,091              205,400,029
Investments in broadcast properties                                                106,815,597               72,762,195
Program rights, net                                                                221,929,120                       --
Investment in cable network                                                         47,632,972               58,974,491
Other assets, net                                                                   29,489,476               87,908,884
                                                                               ---------------          ---------------

       Total assets                                                            $ 1,631,100,976          $ 1,057,112,974
                                                                               ===============          ===============

LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                     $    31,207,178          $    11,305,782
  Accrued interest                                                                  14,969,998                8,475,686
  Current portion of cable distribution rights payable                              46,023,921                       --
  Current portion of program rights payable                                         88,210,150                       --
  Current income taxes payable                                                       1,924,500                       --
  Current portion of long-term debt                                                    520,550                  496,378
                                                                               ---------------          ---------------
       Total current liabilities                                                   182,856,297               20,277,846

Deferred gain                                                                       12,100,000               12,100,000
Deferred income taxes                                                               76,491,208               95,747,156
Cable distribution rights payable                                                   13,800,975                       --
Program rights payable                                                             167,831,945                       --
Long-term debt                                                                     124,207,484              122,299,025
Senior subordinated notes, net                                                     228,213,489              227,958,736
Redeemable Cumulative Compounding Junior preferred
  stock, $0.001 par value; 12% dividend rate per annum,
  33,000 shares authorized, issued and outstanding                                  47,431,661               42,610,662
Redeemable Exchangeable preferred stock, $0.001 par value;
  12.5% dividend rate per annum, 440,000 shares authorized,
  181,456 and 170,782 shares issued and outstanding                                185,443,871              168,375,990
Redeemable Cumulative Junior Exchangeable preferred stock,
   $0.001 par value; 13 1/4% dividend rate per annum, 72,000 shares
   authorized, 20,000 shares issued and outstanding                                198,560,643                       --
Redeemable Convertible preferred stock, $0.001 par value;
   9 3/4% dividend rate per annum, Series A, 17,500 shares
   authorized, 7,725 shares issued and outstanding                                  72,959,844                       --
Class A common stock, $0.001 par value; one vote per share;
  150,000,000 shares authorized, 52,483,645 and 50,701,600
  shares issued and outstanding                                                         52,484                   50,702
Class B common stock, $0.001 par value; ten votes per share,
  35,000,000 shares authorized, 8,311,639 shares
  issued and outstanding                                                                 8,312                    8,312
Class A & B common stock warrants                                                    1,582,000                2,316,225
Stock subscription notes receivable                                                 (2,813,250)              (2,813,250)
Additional paid-in capital                                                         319,593,693              285,795,787
Deferred option plan compensation                                                  (20,238,552)              (2,205,240)
Retained earnings                                                                   23,018,872               84,591,023
Commitments and contingencies                                                               --                       --
                                                                               ---------------          ---------------

       Total liabilities, redeemable securities and
                 common stockholders' equity                                   $ 1,631,100,976          $ 1,057,112,974
                                                                               ===============          ===============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

                                                                                       For the Nine Months
                                                                                        Ended September 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
                                                                                             (Unaudited)
Revenue:
  Local and national advertising                                               $    90,985,551          $    60,667,087
  Other                                                                                207,557                  471,161
  Trade and barter                                                                     249,542                  114,935
                                                                               ---------------          ---------------
Total revenues                                                                      91,442,650               61,253,183

Operating expenses:
  Direct                                                                            14,561,099               10,184,929
  Programming                                                                        7,543,042                2,860,906
  Sales                                                                             18,416,854                2,480,829
  Promotion                                                                         20,780,290                  728,977
  Technical                                                                          9,839,087                6,475,845
  General and administrative                                                        33,300,453               17,902,283
  Trade and barter                                                                     169,773                  214,719
  Time brokerage and affiliation agreement fees                                     12,487,509                8,279,699
  Program rights amortization                                                        7,650,351                       --
  Stock based compensation                                                           7,989,054                2,154,003
  Depreciation and amortization                                                     28,455,661               14,787,998
                                                                               ---------------          ---------------
Total operating expenses                                                           161,193,173               66,070,188
                                                                               ---------------          ---------------
Operating loss                                                                     (69,750,523)              (4,817,005)

Other income (expense):
  Interest expense                                                                 (30,939,187)             (27,695,908)
  Interest income                                                                   13,333,666                3,316,238
  Other expenses, net                                                                 (817,427)              (3,127,364)
  Gain on sale of television stations                                               51,602,972                       --
  Equity in loss of unconsolidated investment                                       (8,178,671)                      --
                                                                               ---------------          ---------------
Loss from continuing operations before income tax provision                        (44,749,170)             (32,324,039)
Income tax benefit                                                                  16,046,386                       --
                                                                               ---------------          ---------------
Loss from continuing operations                                                    (28,702,784)             (32,324,039)
                                                                               ---------------          ---------------

Discontinued operations:
Loss from discontinued operations, net of applicable income taxes                           --                  (63,224)
Gain on sale, net of applicable income taxes                                                --               66,190,291
                                                                               ---------------          ---------------
                                                                                            --               66,127,067
                                                                               ---------------          ---------------
Net (loss) income                                                                  (28,702,784)              33,803,028
Dividends and accretion on preferred stock                                         (32,869,367)             (19,423,655)
                                                                               ---------------          ---------------
Net (loss) income attributable to common stock                                 $   (61,572,151)         $    14,379,373
                                                                               ===============          ===============
Basic and diluted loss per common share:
  Loss from continuing operations                                              $         (1.02)         $         (0.99)
  Income from discontinued operations                                                      --                      1.27
                                                                               ---------------          ---------------
Net (loss) income                                                              $         (1.02)         $          0.28
                                                                               ---------------          ---------------
Weighted average shares outstanding                                                 60,197,234               52,065,681
                                                                               ===============          ===============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Operations

                                                                                         For the Three Months
                                                                                          Ended September 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
                                                                                             (Unaudited)
Revenue:
  Local and national advertising                                               $    29,176,187          $    23,655,719
  Other                                                                                110,038                   59,105
  Trade and barter                                                                     115,642                   64,020
                                                                               ---------------          ---------------
Total revenues                                                                      29,401,867               23,778,844

Operating expenses:
  Direct                                                                             4,579,272                3,468,352
  Programming                                                                        3,555,222                  898,714
  Sales                                                                             11,287,330                1,237,999
  Promotion                                                                         16,946,270                  375,901
  Technical                                                                          3,579,348                2,410,400
  General and administrative                                                        12,713,482                5,931,697
  Trade and barter                                                                      39,972                  162,976
  Time brokerage and affiliation agreement fees                                      2,831,208                5,879,004
  Program rights amortization                                                        7,650,351                       --
  Stock based compensation                                                           2,902,083                  722,166
  Depreciation and amortization                                                     10,097,653                5,854,249
                                                                               ---------------          ---------------
Total operating expenses                                                            76,182,191               26,941,458
                                                                               ---------------          ---------------
Operating loss                                                                     (46,780,324)              (3,162,614)

Other income (expense):
  Interest expense                                                                 (10,053,212)              (9,764,884)
  Interest income                                                                    4,694,052                  622,964
  Other expenses, net                                                                 (318,005)              (2,505,537)
  Equity in loss of unconsolidated investment                                       (4,982,611)                      --
                                                                               ---------------          ---------------
Loss from continuing operations before income tax provision                        (57,440,100)             (14,810,071)
Income tax benefit                                                                  20,869,386                       --
                                                                               ---------------          ---------------
Loss from continuing operations                                                    (36,570,714)             (14,810,071)
                                                                               ---------------          ---------------

Discontinued operations:

Income from discontinued operations, net of applicable income taxes                         --                  567,962
Gain on sale, net of applicable income taxes                                                --               13,985,511
                                                                               ---------------          ---------------
                                                                                            --               14,553,473
                                                                               ---------------          ---------------
Net loss                                                                           (36,570,714)                (256,598)
Dividends and accretion on preferred stock                                         (16,440,535)              (6,726,032)
                                                                               ---------------          ---------------
Net loss attributable to common stock                                          $   (53,011,249)         $    (6,982,630)
                                                                               ===============          ===============

Basic and diluted loss per common share:

 Loss from continuing operations                                               $         (0.87)         $         (0.38)
 Income from discontinued operations                                                        --                     0.26
                                                                               ---------------          ---------------
Net loss                                                                       $         (0.87)         $         (0.12)
                                                                               ===============          ===============
Weighted average shares outstanding                                                 60,740,230               56,835,119
                                                                               ===============          ===============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statement of Changes in Common Stockholders' Equity

                                                                                 Class A&B
                                                      Common Stock                 Common          Class C
                                              ------------------------------        Stock        Common Stock
                                                 Class A          Class B          Warrants         Warrants
                                              --------------------------------------------------------------------

Balance at December 31, 1996                  $      40,442    $       8,312    $   6,862,647    $   2,335,528
Stock issued for acquisition                          6,069
Exercise of Class A,B and C common
   stock warrants                                     3,923                        (4,546,422)      (2,335,528)
Deferred option plan compensation
Option plan compensation
Stock options exercised                                 268
Increase in stock subscription notes
   receivable
Dividends on redeemable preferred
   stock
Accretion on Junior preferred stock
Accretion on Redeemable Exchangeable
   preferred stock
Net income
                                              -------------    -------------    -------------    -------------
Balance at December 31, 1997                         50,702            8,312        2,316,225               --
Stock issued for acquisitions
   (unaudited)                                          600
Issuance of common stock warrants
   (unaudited)                                                                       1,582,000
Exercise of Class A and B common
   stock warrants (unaudited)                           917                        (2,316,225)
Deferred option plan compensation
   (unaudited)
Option plan compensation (unaudited)
Stock options exercised (unaudited)                     265
Dividends on redeemable and convertible
   preferred stock (unaudited)
Accretion on cumulative Junior preferred
   stock (unaudited)
Accretion on Redeemable Exchangeable
   preferred stock (unaudited)
Accretion on Junior Exchangeable preferred
   stock (audited)
Accretion on Convertible preferred stock
   (unaudited)
Net income (unaudited)
                                              -------------    -------------    -------------    -------------
Balance at September 30, 1998 (Unaudited)     $      52,484    $       8,312    $   1,582,000    $          --
                                              =============    =============    =============    =============

                                                    Stock
                                                 Subscription       Additional    Deferred Option  Retained Earnings
                                                      Notes          Paid-in           Plan         (Accumulated
                                                   Receivable        Capital       Compensation       Deficit)
                                              -------------------------------------------------------------------

Balance at December 31, 1996                     $  (1,873,139)   $ 209,621,241    $  (6,397,916)   $(103,821,878)
Stock issued for acquisition                                         66,118,931
Exercise of Class A,B and C common
   stock warrants                                                     6,878,028
Deferred option plan compensation                                     2,263,167       (2,263,167)
Option plan compensation                                                               6,455,843
Stock options exercised                                                 914,420
Increase in stock subscription notes
   receivable                                         (940,111)
Dividends on redeemable preferred
   stock                                                                                              (24,942,740)
Accretion on Junior preferred stock                                                                      (665,540)
Accretion on Redeemable Exchangeable
   preferred stock                                                                                       (668,726)
Net income                                                                                            214,689,907
                                                 -------------    -------------    -------------    -------------
Balance at December 31, 1997                        (2,813,250)     285,795,787       (2,205,240)      84,591,023
Stock issued for acquisitions
  (unaudited)                                                         5,249,400
Issuance of common stock warrants
  (unaudited)
Exercise of Class A and B common
  stock warrants (unaudited)                                          2,315,308
Deferred option plan compensation
  (unaudited)                                                        25,400,366      (25,400,366)
Option plan compensation (unaudited)                                                   7,367,054
Stock options exercised (unaudited)                                     832,832
Dividends on redeemable and convertible
   preferred stock (unaudited)                                                                        (31,343,546)
Accretion on cumulative Junior preferred
   stock (unaudited)                                                                                     (511,020)
Accretion on Redeemable Exchangeable
   preferred stock (unaudited)                                                                           (502,293)
Accretion on Junior Exchangeable preferred
   stock (audited)                                                                                       (356,534)
Accretion on Convertible preferred stock
   (unaudited)                                                                                           (155,974)
Net income (unaudited)                                                                                (28,702,784)
                                                 -------------    -------------    -------------    -------------
Balance at September 30, 1998 (Unaudited)        $  (2,813,250)   $ 319,593,693    $(20,238,552)    $  23,018,872
                                                 =============    =============    =============    =============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

Consolidated Statements of Cash Flows

                                                                                       For the Nine Months
                                                                                        Ended September 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
                                                                                             (Unaudited)
Cash flows from operating activities:
  Net (loss) income                                                            $   (28,702,784)         $    33,803,028
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                                   28,455,661               28,237,081
    Stock based compensation                                                         7,989,054                3,143,193
    Program rights amortization                                                      7,650,351                  703,789
    Provision for doubtful accounts                                                  1,776,705                1,272,526
    Deferred income tax benefit                                                    (19,255,948)                      --
    Loss on sale or disposal of assets                                                 353,043                1,296,768
    Equity in loss of unconsolidated investment                                      8,178,671                       --
    Gain on sale of television stations                                            (51,602,972)                      --
    Gain on disposal of discontinued operations, net                                        --              (66,190,291)
    Changes in assets and liabilities:
      Increase in restricted cash                                                   (3,082,513)                      --
      (Increase) decrease in accounts receivable                                    (7,972,176)               4,793,385
      Increase in prepaid expenses and other current
        assets                                                                      (2,779,643)              (1,079,112)
      Decrease (increase) in other assets                                            4,192,855               (8,692,047)
      Increase in accounts payable and accrued liabilities                          19,782,257               (1,453,020)
      (Decrease) increase in accrued interest                                        6,494,312                8,266,322
      Increase in current income taxes payable                                       1,924,500                       --
    Payments for cable distribution rights                                         (11,435,431)                      --
    Program rights payments and deposits                                           (37,747,405)                (802,684)
                                                                               ---------------          ---------------
        Net cash (used in) provided by operating
          activities                                                               (75,781,463)               3,298,938
                                                                               ---------------          ---------------

Cash flows from investing activities:
  Acquisitions of broadcasting properties                                         (568,895,880)            (196,936,733)
  Increase in investments in broadcast properties                                  (35,692,159)             (14,696,441)
  Decrease (increase) in deposits on broadcast properties                           30,544,345              (24,216,000)
  Decrease in cash held by qualified intermediary                                  418,949,550                       --
  Purchases of property and equipment                                              (61,871,705)             (35,820,084)
  Distribution received from (made to) unconsolidated
    investment                                                                       3,162,848               (1,462,882)
  Proceeds from sales of discontinued operations                                            --              100,504,687
  Proceeds from sales of broadcast properties                                       66,619,135               12,233,790
                                                                               ---------------          ---------------
        Net cash provided by (used in) investing
          activities                                                              (147,183,866)            (160,393,663)
                                                                               ---------------          ---------------

Cash flows from financing activities:
  Proceeds from issuance of exchangeable and convertible
    preferred stock, net                                                           261,500,000                       --
  Proceeds from issuance of long-term debt                                           2,313,013              120,000,000
  Payments of long-term debt                                                          (380,382)                (694,464)
  Proceeds from exercise of common stock options                                       833,097                  697,177
  Increase in stock subscription notes receivable                                           --                 (940,111)
                                                                               ---------------          ---------------
        Net cash provided by financing activities                                  264,265,728              119,062,602
                                                                               ---------------          ---------------

Increase (decrease) in cash and cash equivalents                                    41,300,399              (38,032,123)
Cash and cash equivalents at beginning of period                                    82,641,444               61,748,788
                                                                               ---------------          ---------------
Cash and cash equivalents at end of period                                     $   123,941,843          $    23,716,665
                                                                               ===============          ===============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

                                                                                       For the Nine Months
                                                                                        Ended September 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
                                                                                             (Unaudited)
Supplemental disclosures of cash flow
information:

   Cash paid for interest                                                      $    22,552,339          $    17,909,952
                                                                               ===============          ===============

   Cash paid for income taxes                                                  $     1,615,197          $            --
                                                                               ===============          ===============

Non-cash operating and financing activities:
   Accretion of discount on senior subordinated notes                          $       254,753          $       222,818
                                                                               ===============          ===============

   Issuance of common stock for acquisition                                    $     5,250,000          $    66,125,000
                                                                               ===============          ===============

   Dividends accrued on redeemable preferred stock                             $    31,343,546          $    18,422,373
                                                                               ===============          ===============

   Accretion on redeemable securities                                          $     1,525,821          $     1,001,282
                                                                               ===============          ===============

   Trade and barter revenue                                                    $       249,542          $     3,549,877
                                                                               ===============          ===============

   Trade and barter expense                                                    $       169,773          $     3,680,232
                                                                               ===============          ===============

   Sale of broadcast property for note receivable                              $            --          $    15,000,000
                                                                               ===============          ===============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of September 30, 1998 and for the nine and three month periods ended September 30, 1998 and 1997, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1997. The composition of accounts has changed since December 31, 1997 to reflect acquisitions, divestitures, the increase in assets and liabilities relating to syndicated programming and cable distribution rights and the Company's sale of Cumulative Junior Exchangeable preferred stock and Convertible preferred stock all of which are discussed elsewhere herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform with the 1998 presentation. These financial statements, footnotes, and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, the definitive proxy statement for the annual meeting of stockholders held April 17, 1998, the Form 8-K dated March 6, 1998, the Form 8-K dated June 5, 1998 and the Form S-4, as amended, dated July 23, 1998, all of which were filed with the United States Securities and Exchange Commission.

2. DISCONTINUED OPERATIONS

During 1997, the Company sold its interests in WTVX-TV and WPBF-TV and substantially all of its Paxson Radio segment assets and thus discontinued the operations of the Paxson Network-Affiliated Television and Paxson Radio segments. The results of operations for the Paxson Network-Affiliated Television and Paxson Radio segments for the nine and three months ended September 30, 1997, net of applicable income taxes, have been presented as discontinued operations in the accompanying Consolidated Statements of Operations. The Paxson Network Affiliated Television operations generated revenues of approximately $12,319,000 and $1,540,000 for the nine and three month periods ended September 30, 1997, respectively. The Paxson Radio operations generated revenues of approximately $78,190,000 and $26,978,000 for the nine and three month periods ended September 30, 1997, respectively.

The net assets of discontinued operations totaled approximately $2 million at September 30, 1998 consisting of the assets of one remaining radio station which is subject to an option agreement to be sold for aggregate consideration of $2 million. At December 31, 1997, the net assets of discontinued operations consisted of two radio stations which were under contract or subject to an option agreement to be sold for aggregate consideration of $3 million. In July 1998, the Company sold its interest in radio station WHNZ-AM, serving the Tampa, Florida market, for approximately $1 million.

3. CASH HELD BY QUALIFIED INTERMEDIARY

At December 31, 1997, the Company had placed a portion of the proceeds received from the Paxson Radio segment sale with a qualified intermediary in order to reinvest such proceeds and, to the extent reinvested, qualify for tax deferred exchange treatment in connection with such sale. All but approximately $66 million of these funds were reinvested in broadcast property acquisitions during the first quarter of 1998. The funds not reinvested in like kind broadcasting properties were returned to the Company and placed in its operating cash accounts. The Company does not anticipate paying current income taxes on the non-deferred gain as it has sufficient net operating loss carryforwards to offset such gain.

Current taxes payable of $1.9 million at September 30, 1998 relates to state income taxes resulting from the gain on sale of the Company's interests in WNGM-TV and WOAC-TV.

4. PROGRAM RIGHTS

The Company obtains licenses for program rights which will allow the Company to broadcast program material in accordance with contractual agreements. An asset is recorded for the program rights acquired and a liability is recorded for the obligation incurred, at the gross amount of the liability when the program is available to air. Program rights are amortized over the licensing agreement term on a method that approximates the straight line per run method. Program rights which will not be aired are charged to expense. Current program rights represent programs which will be amortized over the next year; current program liabilities represent program rights obligations which will be paid within the next year in accordance with the licenses.

5. INVESTMENT IN CABLE NETWORK

The Company's investment in cable network represents a 30% interest in The Travel Channel, L.L.C., a joint venture with Discovery Communications, Inc. The results of operations of The Travel Channel, L.L.C. have been included in the Company's September 30, 1998 consolidated statement of operations using the equity method of accounting.

6.       CABLE DISTRIBUTION RIGHTS

The Company has entered into agreements with multiple cable system operators ("MSO's"), whereby the Company will receive cable carriage of its PAX TV programming on certain cable systems in markets not currently served by the Company's broadcast television station group. These agreements provide additional cable carriage in certain existing markets and advance carriage in markets where the Company will acquire and/or construct a television station pursuant to a construction permit. The Company will pay certain fees based on the number of cable television subscribers actually reached and in certain instances, will provide the MSO's certain amounts of local advertising airtime during PAX TV programming. An asset is recorded for the cable distribution rights acquired and a liability is recorded for the obligation incurred, at the present value of the Company's future obligation when the MSO's deliver affidavits of subscribers actually delivered. At September 30, 1998, the Company has recorded approximately $71.3 million as an intangible asset in connection with these cable distribution rights. Cable distribution rights are amortized over the cable distribution agreement term, generally ten years, on a method that approximates the straight line method.

7.  LONG-TERM DEBT

In August 1998, the Company entered into a $50 million equipment credit facility which matures the first business day of October 2003 (the "Equipment Facility"). The drawdown period of the Equipment Facility expires in August 1999. All borrowings under this facility are secured by the equipment purchased with proceeds drawn under this facility and bear interest at the Index Rate plus 2.0% per annum, the LIBOR Rate plus 3.0% per annum or the C.P. Rate plus 3.0% per annum, at the Company's option. Interest on outstanding borrowings is payable monthly in arrears. At September 30, 1998, the Company had borrowings of approximately $300,000 outstanding under the Equipment Facility bearing interest at a rate of 8.22%. Subsequent to September 30, 1998, the Company has borrowed an additional $13.0 million. The Equipment Facility requires the Company to maintain compliance with certain financial ratios and make equal quarterly principal payments of one-sixteenth of the aggregate unpaid principal balance commencing on the first business day of January 2000 and continuing on the first business day of each succeeding calendar quarter thereafter up to and through the maturity date, except that the final payment due shall be in an amount equal to the entire remaining unpaid balance. The Company intends to use the Equipment Facility to fund the majority of its capital expenditure needs through August 1999.

In conjunction with the Company's $122 million senior credit facility maturing June 2002, the Company had prepaid interest of $20.5 million (which includes interest income earned) remaining in escrow as of September 30, 1998 ($17 million at December 31, 1997). In March 1998, the Company placed approximately $22.4 million in escrow in order to prefund approximately eighteen months of interest under this facility. In August 1998, approximately $2.6 million of these funds were used to make the quarterly interest payment due. Subsequent to September 30, 1998, another quarterly interest payment of approximately $2.6 million was made in November 1998 from these funds.

8. REDEEMABLE PREFERRED STOCK

On July 23, 1998, the Company filed a Registration Statement on Form S-4 to publicly register 20,000 shares ($200 million aggregate liquidation preference) of Cumulative Junior Exchangeable Preferred Stock ("Junior Preferred Stock") issuable in exchange for shares of Cumulative Junior Exchangeable Preferred Stock which the Company sold on June 10, 1998 in a private placement. The terms of the publicly registered Junior Preferred Stock were substantially the same as those of the Junior Preferred Stock sold by the Company in the June 1998 private placement.

9. COMMON STOCK WARRANTS

In July 1998, the holders of the Company's remaining Class A and B common stock warrants exercised 16.5035 warrants for 456,861 shares of Class A common stock. Currently, no Class A and B warrants issued in connection with the 1993 Redeemable Senior preferred stock issuance remain outstanding. At September 30, 1998, the Class A common stock warrants outstanding were issued in connection with the preferred stock sales in June 1998.

10. PER SHARE DATA

Basic and diluted loss per share from continuing operations was computed by dividing the loss from continuing operations less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. Because of per share losses from continuing operations, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

At September 30, 1998 and 1997, respectively, there were outstanding 9,725,777 and 3,606,740 stock options, 395,500 and 917,749 Class A and B common stock warrants, and 4,828,125 shares of Class A common stock reserved for possible future issuance in connection with the Series A Convertible Preferred Stock sale in June 1998. These securities that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On August 31, 1998, the Company launched PAX TV. PAX TV is the brand name for the programming that the Company provides to its owned, operated and affiliated television stations, as well as to certain cable system affiliates. PAX TV programming consists of family-friendly traditional entertainment television programs that have had or are having successful first runs on television, as well as original programs. Prior to August 31, 1998, the Company operated a nationwide group of owned, operated or affiliated television stations which carried its proprietary network of long form paid programming which consisted primarily of infomercials. The Company will continue to carry infomercials on PAX TV at significantly reduced inventory levels. Certain of the Company's PAX TV stations were and continue to be operated pursuant to time brokerage and affiliation agreements. The Company's consolidated operating revenues and expenses include the operating results of time brokered stations and the advertising revenue, related sales costs and affiliation fees of affiliated stations. The Company also owns a 30% interest in The Travel Channel, L.L.C., a cable television network joint venture with Discovery Communications, Inc. ("DCI"). The Company's interest in the operating results of The Travel Channel, L.L.C. has been included in the consolidated financial statements using the equity method of accounting.

The Company's operating data throughout the periods discussed have been impacted significantly by the timing and mix of television station acquisitions throughout such periods and the costs incurred to launch and support PAX TV. The Company expects its costs to decrease somewhat from present levels but to remain significantly higher than prior to the launch of PAX TV. The Company's primary operating costs include commissions on revenues, employee salaries, administrative expenses, and payments in respect of syndicated program rights, cable distribution, ratings services and promotional advertising.

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

The Company has evaluated its exposure to year 2000 risks and does not expect that the cost of addressing year 2000 concerns will be material to the future operating results or financial condition of the Company. The Company's primary revenue system ("Traffic System") has been recently implemented and is year 2000 compliant. The Company's financial systems (general ledger, accounts payable and fixed assets) are not presently year 2000 compliant and are scheduled to be replaced during the second quarter of 1999. The Company is completing its evaluation of new year 2000 compliant financial systems and is in the process of pricing and final selection of a package. To date, the Company has paid approximately $719,000 in costs associated with the Traffic System and selecting the new financial package. The Company expects that efforts on the part of current employees and senior management of the Company will be required to continue to monitor year 2000 projects. The Company believes that, with the implementation of the new traffic and financial systems as scheduled, the possibility of significant interruptions of normal operations should be minimal and that it will be prepared for the year 2000 issues when the year 2000 arrives. The Company has not identified any other third party systems that it uses that will not be year 2000 compliant. The Company has received assurances as to year 2000 compliance from identified third party vendors that the Company utilizes.

The Company believes that its group of television stations comprises a valuable national broadcasting distribution infrastructure. Including all pending station acquisitions, construction projects, divestitures and other transactions, the Company will broadcast via a total of 95 owned, operated or affiliated stations in markets reaching more than 76 million U.S. television households, including stations in each of the nation's top 20 markets as well as 44 of the nation's top 50 markets. Additionally, the Company has entered into agreements with multiple cable system operators ("MSO's"), whereby the Company will receive cable carriage of its PAX TV programming on certain cable systems in markets not currently served by the Company's broadcast television station group. These agreements provide additional cable carriage in certain existing markets and advance carriage in certain markets where the Company will acquire and/or construct a television station pursuant to a construction permit. The Company will pay certain fees based on the number of cable television subscribers actually reached and in certain instances, will provide the MSO's certain amounts of local advertising airtime during PAX TV programming. This additional cable distribution will provide PAX TV with incremental coverage to achieve a presence in every one of the top 75 U.S. television markets.

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes", "intends", "expects" or "anticipates", and other similarly anticipatory expressions, are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's high level of indebtedness and the restrictions placed on the Company's business and operations by the terms of its indebtedness and its outstanding preferred stock, the risks relating to the comprehensive governmental regulation of the Company's businesses, including the restrictions on multiple broadcast property ownership, the broadcast licensing renewal requirements, the risks of industry and economic conditions which could adversely affect the Company's business operations, and the other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company's launch of PAX TV entails certain additional risks and uncertainties, including those risks associated with the launch of a new programming service, the ability to obtain desirable programming at a financially feasible cost and the ability to profitably sell advertising spots during such programming.

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The fair values of the Company's investments in broadcast properties are estimated based on recent market sale prices for comparable stations and markets and approximates their carrying value as of September 30, 1998. The fair values of the Company's existing long-term debt and the senior subordinated notes (the "Notes") were estimated based on market rates of instruments with similar risks and maturities, and approximates the carrying value as of September 30, 1998. As a result of the foregoing, the estimates presented in the Company's financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange and have not been comprehensively revalued for purposes of the Company's financial statements.

PURCHASES OF BROADCAST PROPERTIES:

During August 1998, the Company completed the purchase of WCPX-TV (formerly WCFC-TV) serving the Chicago, Illinois market for $120 million cash, the Company's interests in KWOK-TV serving the San Francisco, California market and up to $15 million of contingent payments to be determined based upon the seller's ability to deliver its programming to the Chicago market via cable carriage post closing. Pending FCC regulatory approval of the Company's transfer of its interest in KWOK-TV, the sellers of WCPX-TV are programming KWOK-TV pursuant to a time brokerage agreement. The Company anticipates closing on the transfer of its interests in KWOK-TV during the first quarter of 1999. The Company will account for the transfer of its interest in KWOK-TV at fair market value which will result in a pre-tax gain of approximately $20-24 million upon closing.

During September 1998, the Company completed the acquisition of WQPX-TV (formerly WSWB-TV) serving the Wilkes-Barre, Scranton, Pennsylvania market for approximately $6.2 million, the acquisition of KPXO-TV (formerly KAPA-TV) serving the Honolulu, Hawaii market for $5 million and the acquisition of WAQF-TV serving the Buffalo, New York market for $3 million.

During October 1998, the Company completed the acquisition of WPXK-TV (formerly WPMC-TV) serving the Knoxville, Tennessee market for approximately $5 million.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                            Statements of Operations

                                                      For the nine months     For the three months
                                                      ended September 30,     ended September 30,
                                                      -----------------       -----------------
                                                       1998        1997        1998        1997
                                                      -----       -----       -----       -----
Revenues                                              100.0%      100.0%      100.0%      100.0%
Operating Expenses:
  Direct                                               15.9        16.6        15.6        14.6
  Programming                                           8.3         4.6        12.1         3.8
  Sales                                                20.1         4.1        38.4         5.2
  Promotion                                            22.7         1.2        57.6         1.6
  Technical                                            10.8        10.6        12.2        10.1
  General and administrative                           36.4        29.2        43.2        25.0
  Trade and barter                                      0.2         0.4         0.1         0.7
  Time brokerage and affiliation agreement fees        13.7        13.5         9.6        24.7
  Program rights amortization                           8.4          --        26.0          --
  Stock based compensation                              8.7         3.5         9.9         3.0
  Depreciation and amortization                        31.1        24.1        34.4        24.6
                                                      -----       -----       -----       -----
 Total operating expenses                             176.3       107.8       259.1       113.3
                                                      -----       -----       -----       -----
Operating loss                                        (76.3)       (7.8)     (159.1)      (13.3)

Other income (expense):
  Interest expense                                    (33.8)      (45.2)      (34.2)      (41.1)
  Interest income                                      14.6         5.4        16.0         2.6
  Other expense, net                                   (0.9)       (5.1)       (1.1)      (10.5)
  Gain on sale of television station                   56.4          --          --          --
  Equity in loss of unconsolidated investment          (8.9)         --       (17.0)         --
                                                      -----       -----       -----       -----

Loss from continuing operations before
   income tax provision                               (48.9)      (52.7)     (195.4)      (62.3)
Income tax benefit                                     17.6          --        71.0          --
                                                      -----       -----       -----       -----
Loss from continuing operations                       (31.3)      (52.7)     (124.4)      (62.3)
                                                      =====       =====       =====       =====

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Consolidated revenues for the nine months ended September 30, 1998 increased 49% (or $30.2 million) to $91.4 million. This increase was primarily due to television station acquisitions and new time brokerage operations. WPXN-TV in New York has been operated by the Company since June 30, 1997 (acquired in February 1998) and accounted for $12.4 million of the increase. Same station television revenues increased $5.9 million or 12%.

Operating expenses for the nine months ended September 30, 1998 increased 144% (or $95.1 million) to $161.2 million. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($4.4 million), increased promotion costs of $20.0 million to advertise the launch of PAX TV, other costs, such as programming, sales, technical and general and administration costs which were higher primarily due to additional employees hired and regional sales offices added, the majority of which were incurred in connection with the launch of PAX TV and costs associated with operating new television stations ($39.4 million), increased time brokerage and affiliation agreement fees, primarily related to new time brokerage operations ($4.2 million), increased stock based compensation ($5.8 million), program rights amortization incurred in connection with the launch of PAX TV ($7.6 Million) and higher depreciation and amortization, primarily related to assets acquired ($13.7 million). The Company expects its operating expenses to decrease somewhat from present levels but to remain significantly higher than prior to the launch of PAX TV.

Interest expense for the nine months ended September 30, 1998 increased to $30.9 million or 12%, primarily due to a greater level of senior debt throughout the period and higher interest rates. At September 30, 1998, total long-term debt and senior subordinated notes were $352.9 million, compared with the balance of $351.2 million outstanding a year prior.

Interest income for the nine months ended September 30, 1998 increased to $13.3 million or 302%, primarily due to higher levels of cash and cash equivalents and cash held by qualified intermediary resulting from segment asset sales and the preferred stock sales, invested throughout the period.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Consolidated revenues for the three months ended September 30, 1998 increased 24% (or $5.6 million) to $29.4 million. This increase was primarily due to television station acquisitions and new time brokerage operations.

Same station television revenues increased $508,000 or 2%.

Operating expenses for the three months ended September 30, 1998 increased 183% (or $49.2 million) to $76.2 million. The increase was primarily due to higher direct expenses such as commissions which rise in proportion to revenues ($1.1 million), increased promotion costs of $16.6 million to advertise the launch of PAX TV, other costs, such as programming, sales, technical and general and administration costs which were higher primarily due to additional employees hired and regional sales offices added, the majority of which were incurred in connection with the launch of PAX TV and costs associated with operating new television stations ( $20.6 million), partially offset by decreased time brokerage and affiliation agreement fees attributable to WPXN-TV being acquired by the Company in March 1998 ($3.0 million), increased stock based compensation ($2.2 million), program rights amortization incurred in connection with the launch of PAX TV ($7.6 Million) and higher depreciation and amortization, primarily related to assets acquired ($4.2 million).The Company expects its operating expenses to decrease somewhat from present levels but to remain significantly higher than prior to the launch of PAX TV.

Interest expense for the three months ended September 30, 1998 increased to $10.1 million or 3%, primarily due to a greater level of senior debt throughout the period and higher interest rates. At September 30, 1998, total long-term debt and senior subordinated notes were $352.9 million, compared with the balance of $351.2 million outstanding a year prior.

Interest income for the three months ended September 30, 1998 increased to $4.7 million or 653%, primarily due to higher levels of cash and cash equivalents resulting from the preferred stock sales invested throughout the period.

DISCONTINUED OPERATIONS

During 1997, the Company sold its interest in its Paxson Network-Affiliated Television and Paxson Radio segments. Income and (losses) from these segments in the nine and three month periods ended September 30, 1997, net of tax, were $(63,000) and $568,000, respectively. Paxson Network-Affiliated Television incurred net losses of approximately $(877,000) and $(467,000) and Paxson Radio generated net income of approximately $814,000 and $1,035,000 in the nine and three month periods ended June 30, 1997, respectively. The losses in 1997 reflect the sale of Paxson Network-Affiliated Television on July 31, 1997. Paxson Network-Affiliated Television and Paxson Radio generally experienced their lowest revenue in respectively, the first and third quarters of the year.

Income from operations of these segments in the nine and three month periods ended September 30, 1997 was approximately $1,057,000 and $985,000, respectively. Paxson Network-Affiliated Television incurred a loss from operations of approximately $(851,000) and $(467,000) and Paxson Radio generated income from operations of $1,908,000 and $1,452,000 in the nine and three month periods ended September 30, 1997, respectively.

In connection with the disposal of its Network Affiliated Television segment in 1997, the company recorded gains of $66.2 million, net of applicable income taxes in the nine months ended September 30, 1997. Net proceeds from the sale of this segment were approximately $119 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1998 and December 31, 1997 was $68.9 million and $86.9 million, respectively, and the ratio of current assets to current liabilities was 1.38:1 and 5.29:1 on such dates, respectively. Working capital decreased primarily due to the cable distribution and broadcast rights incurred in connection with the launch of PAX TV.

Cash (used in) provided by operations of approximately ($75.8) million and $3.3 million for the nine months ended September 30, 1998 and 1997, respectively, primarily reflects the increase in operating costs incurred in connection with the launch of PAX TV and the increase in related cable distribution rights and programming rights payments. Cash provided by investing activities primarily reflects the use of the cash held by qualified intermediary and proceeds from sales of broadcast properties, the use of cash in investing activities for the acquisitions and investments discussed above, and purchases of equipment for these and existing properties. Cash provided by financing activities primarily reflects the proceeds from the preferred stock sales, the refinancing of the Company's senior credit facility and the exercise of common stock options net of debt repayments. Non-cash activity relates to option plan compensation, stock issued for the acquisition of KPXR-TV, reciprocal trade and barter advertising revenue and expense and accretion of discount on senior subordinated notes, as well as dividends and accretion on the redeemable preferred stock.

The Company's primary capital requirements are for the funds required to complete announced acquisitions of broadcasting properties, capital expenditures on existing and acquired properties, syndicated programming rights payments, cable carriage and promotion payments, interest and debt service payments on indebtedness and the Company's working capital requirements. The Notes require semi-annual interest payments at a fixed rate.

In August 1998, the Company entered into a $50 million Equipment Facility which matures the first business day of October 2003. The drawdown period of the Equipment Facility expires in August 1999. All borrowings under this facility are secured by the equipment purchased with proceeds drawn under this facility and bear interest at the Index Rate plus 2.0% per annum, the LIBOR Rate plus 3.0% per annum or the C.P. Rate plus 3.0% per annum, at the Company's option. Interest on outstanding borrowings is payable monthly in arrears. At September 30, 1998, the Company had borrowings of approximately $300,000 outstanding under the Equipment Facility bearing interest at a rate of 8.22%. Subsequent to September 30, 1998, the Company has borrowed an additional $13.0 million. The Equipment Facility requires the Company to maintain compliance with certain financial ratios and make equal quarterly principal payments of one-sixteenth of the aggregate unpaid principal balance commencing on the first business day of January 2000 and continuing on the first business day of each succeeding calendar quarter thereafter up to and through the maturity date, except that the final payment due shall be in an amount equal to the entire remaining unpaid balance. The Company intends to use the Equipment Facility to fund the majority of its capital expenditure needs through August 1999.

In conjunction with the Company's $122 million senior credit facility maturing June 2002, the Company had prepaid interest of $20.5 million (which includes interest income earned) remaining in escrow as of September 30, 1998 ($17 million at December 31, 1997). In March 1998, the Company had placed approximately $22.4 million in escrow in order to prefund approximately eighteen months of interest under this facility. In August 1998, approximately $2.6 million of these funds were used to make the quarterly interest payment due. Subsequent to September 30, 1998, another quarterly interest payment of approximately $2.6 million was made in November 1998 from these funds.

The ratings for the Company's programming since the launch of PAX TV on August 31, 1998, have generally equaled or exceeded the Company's preliminary estimates. The Company's initial advertising revenues have been lower than operating expenses and as a result, the Company has experienced an operating deficit for this period. The Company believes that demand for television advertising was generally weak for this period and adversely affected revenues. The Company has implemented improvements to its sales and marketing strategies and procedures in order to address what management believes to be initial reluctance of certain advertisers to purchasing advertising time on PAX TV, which the Company believes is attributable in part to unfamiliarity with PAX TV and a lack of historical ratings and demographic data for PAX TV programming which many advertisers utilize in making their advertising purchases. Furthermore, a significant number of advertisers make commitments for their advertising expenditures on quarterly and calendar year cycles, and the Company believes that due to the recent launch of PAX TV and the other factors described above, many advertisers have not yet included PAX TV in making their advertising commitments. The Company believes initial reluctance by advertisers to purchase advertising in PAX TV will further decrease over time as more historical ratings data for PAX TV becomes available, advertisers become more familiar with PAX TV and PAX TV more fully participates in quarterly and annual cyclical advertising expenditure cycles. The Company has also implemented improvements to its newly developed proprietary sales and billing software system to address certain initial software system difficulties experienced since the launch of PAX TV which should improve the Company's ability to assess and respond to the marketplace and PAX TV's operations and to more effectively manage its advertising sales efforts. The Company believes that these measures should improve the effectiveness of its advertising sales efforts and should allow the Company to generate higher revenues over time that are more reflective of PAX TV's ratings performance to date.

In addition to operating performance, the Company's liquidity position is affected by its commitments to increase distribution through television station acquisitions and cable carriage agreements as well as the Company's ability to liquidate certain investments in broadcast properties and dispose of certain non-core assets. The Company is pursuing measures to improve its liquidity position during the next twelve months in order to continue to pursue its business strategy and to fund its operations and debt service. The measures the Company is pursuing include the sale of non-core assets (including several broadcasting stations and the Company's minority interest in The Travel Channel), deferring or abandoning non-essential capital expenditures for improvements of existing properties, deferring or restructuring payments under cable carriage agreements, and continuing efforts to reduce operating expenses. The Company will also continue to explore the liquidation of certain investments in broadcast properties which the Company did not complete during the third quarter as previously expected. The Company believes that by implementing a combination of the foregoing measures, it should be able to preserve sufficient liquidity to address its working capital needs during the next twelve months. Should the Company's revenues during such period fall short of its current expectations, or should the Company fail to successfully implement one or more of the measures discussed above, the Company would likely be required to take other measures to address its liquidity position, including additional asset sales and operating expense reductions. In addition, the Company continually evaluates opportunities for raising additional capital through offerings of debt, equity and preferred stock. A continuation of the volatile conditions experienced by the financial markets in recent months would have a negative effect on the Company's ability to raise such additional capital. The Company cannot be sure that it will be able to successfully implement any such measures or that it will have sufficient liquidity to meet its needs during the next twelve months in the event its advertising revenues fall significantly short of its current expectations.

The Company will likely require additional financing to pursue its business strategy and fund its capital requirements in the fourth quarter of 1999 and thereafter. The amount of additional financing needed could be increased to the extent that the Company pursues additional acquisitions or requires additional working capital as a result of higher than expected operating costs, lower than expected advertising revenues, additional programming rights obligations and payments under additional cable carriage agreements. The Company cannot be sure that it will be able to obtain additional financing on terms acceptable to it. If the Company fails to maintain sufficient liquidity to finance its future cash requirements, the Company's ability to pursue its business strategy of expanding its broadcast distribution system during the fourth quarter of 1999 and thereafter could be adversely affected.

PROGRAMMING COMMITMENTS

In connection with the launch of PAX TV and in addition to the $256.0 million of program rights payable included in the consolidated financial statements, the Company has entered into programming contracts to air syndicated television shows as well as theatrical and made-for-television movies from 1998 to 2005 that are not currently available for broadcast and therefore not included in the consolidated financial statements. As of September 30, 1998, the programming rights payable included in the Company's consolidated financial statements and the additional programming contracts require collective payments by the Company of approximately $333.7 million over such periods as follows:

                                        Program        Program        Total
                                        Rights         Rights         Program
                                        Payable     Commitments       Rights
                                     ------------   -----------   -------------
   1998 (October - December)         $ 19,243,000   $ 3,582,000   $ 22,825,000
   1999                                82,988,000    10,905,000     93,893,000
   2000                                69,608,000     8,578,000     78,186,000
   2001                                58,803,000     7,686,000     66,489,000
   2002                                23,528,000     9,380,000     32,908,000
   Thereafter                           1,873,000    37,547,000     39,420,000
                                     ------------   -----------   ------------
                                     $256,043,000   $77,678,000   $333,721,000
                                     ============   ===========   ============

The Company had $9,713,000 and $36,682,500 of prepaid broadcast rights recorded in Other Assets as of September 30, 1998 and December 31, 1997, respectively, relating to the above programming rights and commitments. The Company has also committed to purchase at similar terms additional future episodes of these programs should they be made available. The Company continues to evaluate additional programming purchases.

CABLE MULTIPLE SYSTEM OPERATORS COMMITMENTS

In connection with the launch of PAX TV and in addition to the $59.8 million of cable distribution rights payable included in the consolidated financial statements, the Company has entered into agreements with MSO's whereby the Company will receive cable carriage of its PAX TV programming on certain cable systems in markets not currently served by the Company's broadcast television station group. These agreements provide additional cable carriage in certain existing markets and advance carriage in certain markets where the Company will acquire and/or construct a television station pursuant to a construction permit. The Company will pay certain fees based on the number of cable television subscribers actually reached and in certain instances, will provide the MSO's certain amounts of local advertising airtime during PAX TV programming. This additional cable distribution will provide PAX TV with incremental coverage to achieve a presence in every one of the top 75 U.S. television markets. As of September 30, 1998, the cable rights payable included in the Company's consolidated financial statements and the additional cable distribution agreements require collective payments by the Company of approximately $84.7 million over such periods as follows:

                                         Cable Rights  Cable Rights  Total Cable
                                           Payable     Commitments     Rights
                                         -----------   -----------   -----------
   1998 (October - December)             $19,673,000   $ 3,930,000   $23,603,000
   1999                                   26,351,000     4,924,000    31,275,000
   2000                                   13,081,000     6,377,000    19,458,000
   2001                                    4,580,000     3,799,000     8,379,000
   2002                                           --     1,952,000     1,952,000
                                         -----------   -----------   -----------
                                          63,685,000   $20,982,000   $84,667,000
                                                       ===========   ===========
   Less: Amount representing interest     (3,860,000)
                                         -----------
   Present value of cable
       rights payable                     $59,825,000
                                          ===========


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

STATION                             MARKET SERVED *               PURCHASE PRICE
--------------------------------------------------------------------------------


WPXK-TV                        Knoxville, TN    (1)                 $5,000,000
Less: advances and escrow deposits                                  (1,428,000)
                                                                    ----------
INVESTMENT COMMITMENTS ANTICIPATED ON OR BEFORE DECEMBER 1998       $3,572,000
                                                                    ==========

WCPX-TV                        Chicago, IL (2)                     $15,000,000
KPXL-TV                        San Antonio, TX                      13,500,000
WKRP-TV                        Charleston, WV (3)                    8,970,000
WSPX-TV                        Syracuse, NY (3)                      6,750,000
Channel 14                     Albuquerque, NM                       4,650,000
Less: advances and escrow deposits                                 (12,721,000)
                                                                   -----------
INVESTMENT COMMITMENTS ANTICIPATED ON OR BEFORE JUNE 1999          $36,149,000
                                                                   ===========

KSPX-TV                        Sacramento, CA (4)                  $17,000,000
KPPX-TV                        Phoenix, AZ (3)                      12,111,000
Channel 61                     Mobile, AL                            6,750,000
Channel 67                     Davenport, IA                         3,900,000
WEPX-TV                        Greenville, NC                        3,550,000
KYPX-TV                        Little Rock, AR (3)                   2,500,000
Channel 51                     Jackson, MS                           2,250,000
Less: advances and escrow deposits                                 (22,870,000)
                                                                   -----------
INVESTMENT COMMITMENTS ANTICIPATED ON OR BEFORE DECEMBER 1999      $25,191,000
                                                                   ===========

WPXX/WPXL                      Memphis, TN/New Orleans, (5)        $40,000,000
Less: advances and escrow deposits                                 (14,000,000)
                                                                   -----------
INVESTMENT COMMITMENTS ANTICIPATED ON OR BEFORE DECEMBER 2000      $26,000,000
                                                                   ===========
----------
In addition to the above purchase commitments, the Company is obligated to make an additional $10 million payment upon the broadcast signal improvement of KWPX-TV in connection with the acquisition of that station in February 1998. KWPX-TV serves the Seattle, Washington market. The Company expects to complete the improvement of this station's signal in February 1999. Furthermore, the Company is no longer certain of the likelihood of closing the following station acquisitions, involving purchase price commitments in the aggregate amount of $43,572,000 (net of advances and escrow deposits of approximately $5,428,000), because of various contingencies involved in such acquisitions, including the likelihood of the timely receipt of the FCC approval of the respective license transfer: WKPX-TV, Pittsburgh, PA ($35,000,000), WAOM-TV, Lexington, KY ($8,000,000), KXGR-TV, Tucson, AZ ($4,000,000), WAZW-TV, Wausau, WI
($2,000,000).

* Each station is licensed by the FCC to serve a specific community, which is included in the listed market.

(1)      The Company completed the purchase of this station in October 1998.

(2) The Company acquired this station for $120 million, the Company's interests in KWOK-TV and up to $15 million of contingent payments to be determined based upon the seller's ability to deliver its programming to the Chicago market via cable carriage post closing. As of September 30, 1998, the Company has funded approximately $5.3 million of this cable carriage commitment. Pending FCC regulatory approval of the Company's transfer of its interest in KWOK-TV, the sellers of WCPX-TV are programming KWOK-TV pursuant to a time brokerage agreement. The Company anticipates closing on the transfer of its interest in KWOK-TV during the first quarter of 1999.

(3)      The Company has acquired a 49% interest in this station.

(4) The Company has loaned an aggregate of $8,500,000 to the station owner and began operating the station pursuant to a time brokerage agreement on October 1, 1996, pending completion of the acquisition of the station. The loan will be applied to the purchase price at the date of closing.

(5) The Company has a $4 million escrow deposit on this station. The remaining $36 million of the purchase price will be paid no sooner than the year 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  List of Exhibits:

EXHIBIT NO.       DESCRIPTION
-----------       -----------
3.1.1             Certificate of Incorporation of the Company (1)

3.1.2             Bylaws of the Company (2)

3.1.3 Certificate of Designation of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (1)

3.1.4 Certificate of Designations of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock (3)

3.1.6 Certificate of Designation of the Company's 9 3/4% Series A Convertible Preferred Stock (4)

3.1.7 Certificate of Designation of the Company's new 13 1/4% Cumulative Junior Exchangeable Preferred Stock (4)

27                Financial Data Schedule (for SEC use only)

---------

(1) Filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1994 and incorporated herein by reference.

(2) Filed with the Company's Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473 and incorporated herein by reference.

(3) Filed with the Company's Registration Statement on Form S-3, as amended, filed August 15, 1996, Registration No. 333-10267 and incorporated herein by reference.

(4) Filed with the Company's Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641 and incorporated herein by reference.

(b)  Reports on Form 8-K.
None.

                       PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PAXSON COMMUNICATIONS CORPORATION


Date: November 16, 1998        By:  /s/ Jeffrey Sagansky
                                    --------------------------------------
                                    Jeffrey Sagansky
                                    Chief Executive Officer, President
                                    and Director (Principal Executive Officer)


Date: November 16, 1998         By:  /s/ Arthur D. Tek
                                     --------------------------------------
                                     Arthur D. Tek
                                     Vice President, Chief Financial Officer
                                     and Director (Principal Financial Officer)