Form 10-K
period 1998-12-31
PAXSON COMMUNICATIONS CORP
filed 1999-03-10
CIK 923877

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004
                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Securities Registered Pursuant to Section 12(b) of the Act.

                                           NAME OF EXCHANGE
         TITLE OF EACH CLASS              ON WHICH REGISTERED
         -------------------              -------------------
Class A Common Stock, $0.001 par value  American Stock Exchange
11 5/8% Senior Subordinated Notes       American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates as of February 26, 1999 is $236,359,000, computed by reference to the closing price for such shares on the American Stock Exchange.

     The number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 1999 was: 52,633,015 shares of Class A Common Stock, $.001 par value, and 8,311,639 shares of Class B Common Stock, $.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on April 30, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   17
Item 3.    Legal Proceedings...........................................   17
Item 4.    Submission of Matters to Vote of Security Holders...........   17
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   18
Item 6.    Selected Financial Data.....................................   19
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   20
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   27
Item 8.    Financial Statements and Supplementary Financial Data.......   27
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................   27
Item 10.   Directors and Executive Officers of the Registrant..........   28
Item 11.   Executive Compensation......................................   28
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   28
Item 13.   Certain Relationships and Related Transactions..............   28
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   28

ITEM 1.  BUSINESS

GENERAL

     Paxson Communications Corporation (the "Company") is a network television broadcasting company whose principal business is the ownership and operation of the largest broadcast television station group in the United States through which it broadcasts PAX TV, the Company's family friendly programming. The Company commenced its television operations in early 1994 in anticipation of deregulation of the broadcast industry. In response to federal regulatory changes increasing limits on broadcast television station ownership and mandating cable carriage of local television stations, the Company has expanded rapidly, through acquisitions and construction of television stations, to establish the largest owned and operated broadcast television station group in the United States. The PAX TV Network reaches US television households through a distribution system comprised of broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index ("NTI"), as of February 1999, the PAX TV Network reached 74% of US television households through such broadcast, cable and satellite distribution. Upon completion of pending transactions, the PAX TV Network will include 114 broadcast television stations, consisting of 72 stations which are owned and operated by the Company, or in which the Company has an economic interest, and 42 non-owned or operated PAX TV affiliates. The stations and PAX TV affiliates which the Company will own, operate or have an economic interest in will reach 19 of the top 20 markets and 40 of the top 50 markets.

     The Company launched its PAX TV programming on August 3l, 1998. PAX TV is the brand name for the programming that the Company provides seven days per week through its owned, operated and affiliated television stations, cable systems and satellite television providers, comprising the Company's television programming distribution system. PAX TV programming consists primarily of family-friendly, traditional entertainment programs including syndicated programs that have had, or are having, successful first runs on television in terms of audience ratings. Management believes that the value of the Company's extensive broadcast properties has been enhanced by converting primarily to PAX TV programming from their former long-form paid programming inTV Network format. The Company's strategy for PAX TV and its station group is to combine many of the favorable attributes of traditional television networks and network-affiliated television stations under one operation.

     Similar to traditional television networks, the Company provides advertisers with nationwide reach through its extensive television distribution system. Since the Company owns and operates most of its television distribution system, it receives advertising revenue from the entire broadcast day, unlike a traditional network, which receives advertising revenue only from commercials aired during limited network programming hours. To maximize revenues, the Company intends to allocate its advertising inventory among local, national and network advertisers purely according to demand, rather than allocating air time to network advertisers as mandated by a network affiliation agreement. Further, the Company's station group achieves various economies of scale due to its size and centralized operations, resulting in programming, promotional, research, engineering, accounting and administrative expenses that are substantially lower per station than those of a typical network-affiliated station.

BUSINESS STRATEGY

     The Company's strategy is to maximize its cash flow by operating efficiently and centralizing many functions that traditionally are managed at the local station level, optimizing the mix of network, national and local advertising sales to achieve the highest possible rates and providing viewers with a schedule of high-quality destination programming. The principal components of the Company's business strategy are as follows:

     - Maintain a Centralized, Low-Cost Operating Structure. The Company centralizes many station functions, including programming, promotions, advertising, research, engineering, accounting and sales traffic control. The Company's stations average only 18 employees, compared to an average of 100 employees at network-affiliated stations, and an average of 60 employees at independent stations in markets of similar size to the Company's. Unlike other stations, the Company's stations do not purchase programming individually since they broadcast PAX TV programming or long form paid programming 24 hours per day received via the Network's satellite feed.

       As part of its low-cost operating strategy, the Company promotes the PAX TV brand and each of its local television stations by utilizing a centralized advertising and promotional program. All print and radio promotional advertisements are produced at the Company's headquarters, which avoids duplicating such operations at the local stations and the associated local promotional personnel expenses. All advertisements and other promotional material share the same basic content but are customized to identify and highlight each local market. Management believes that the Company is able to obtain volume discounts on the procurement of print and other media advertising used to promote PAX TV programming and the Company's television stations.

     - Achieve Programming Economies of Scale and Original Programming Efficiencies. The Company achieves economies of scale as it purchases syndicated PAX TV programming for all of its stations. The Company purchases programming centrally and is able to deliver its programming by satellite to its stations 24 hours per day, seven days per week. Each station offers substantially the same programming schedule. Generally, the Company has negotiated license agreements entitling it to exclusive nationwide distribution rights for a fixed cost, independent of the number of households which will receive such programming. These programming rights allow the Company to supply PAX TV programming to its owned and operated television stations, as well as to independently owned PAX TV affiliated television stations, satellite providers and cable television systems. By utilizing a centralized programming acquisition strategy, the Company has incurred programming costs per station significantly lower than those of comparable television stations in similar markets.

       The Company also seeks to achieve cost efficiencies in the development of original programming for PAX TV. The Company believes it can develop successful original entertainment programming for PAX TV at substantially lower costs than those typically incurred by other broadcast networks for original entertainment programming and at costs comparable to those of syndicated programming currently aired on PAX TV. The Company believes it can reduce original entertainment program production costs by employing innovative development and production techniques, such as the development of program concepts without the use of pilots, and by entering into production arrangements with foreign production companies with which the Company can share production costs, gain access to lower cost production labor and participate in tax incentives intended to reduce program production costs. In addition, the Company believes it can sell foreign and other distribution rights to its original PAX TV programming for up to 50% of the program's production costs, while retaining all of the domestic exploitation rights to such programming.

     - Maximize Advertising Sell-Through and Revenue. With the launch of PAX TV, the Company now has access to multiple sources of advertising revenue: network spot, national spot, local spot and long-form paid programming. Industry data has shown that an advertiser seeking to target viewers within specific markets typically purchases air time at rates 50% to 100% higher per viewer than those for a single commercial aired across an entire network. Since networks and station affiliates are usually owned by different entities, the allocation of spots between local, national and network advertisers is relatively fixed by an affiliation agreement. The Company, however, retains the flexibility to allocate air time among various categories of advertisers and seeks to maximize revenue by optimizing the mix of advertising time it sells among local, national and network advertisers as well as its current base of long-form paid programming advertisers. To better allocate its available advertising air time, the Company is implementing a proprietary sales traffic system designed to deliver to the Company's sales force accurate and timely data on its available advertising inventory and the demand for its inventory.

     - Provide Quality, Proven Family-Friendly Programming. The Company is building the brand recognition of, and attracting viewers to, PAX TV by offering syndicated family-oriented programming which is free of excessive violence, explicit sex and foul language, and which achieved successful audience ratings during its original network run. Certain of the programs purchased by the Company (Touched By An Angel, Diagnosis Murder, Seventh Heaven) are still in production, and their new episodes continue to attract significant viewership. The Company has generally sought to purchase one-hour dramas since management believes that such programming is more cost efficient than programs of shorter duration. Consistent with its family-friendly programming strategy, the Company airs children's programming produced by a subsidiary of The Walt Disney Company. As the brand recognition of PAX TV continues to grow, management believes that PAX TV will reach viewers as a "destination channel" to which viewers turn regularly for family-friendly programming, and that PAX TV will continue to attract advertisers who want to reach the broad and desirable viewer demographics attracted by such programming.

     - Continue Airing Profitable Long-Form Paid Programming. The Company continues to carry a reduced but still significant schedule of long-form paid programming, including religious programming, traditional entertainment programming needing distribution and infomercials, primarily during the day on weekends and during certain hours of weekday mornings. Since the Company has reduced its inventory of air time available to long-form paid programming with the launch of PAX TV and as the ratings for PAX TV's programming have steadily increased, the Company has been able to sell such air time at significantly higher rates than under its previous inTV programming format. As a result, long-form paid programming still provides a significant and stable base of revenue for the Company as it further develops the entertainment component of its PAX TV strategy.

     - Expand and Improve PAX TV Distribution. According to NTI data as of February 1999, PAX TV reaches approximately 73% of all US television households. The Company intends to continue expanding the distribution of its PAX TV programming service through the addition of newly acquired and constructed owned or operated television stations, as well as affiliated broadcast television stations, cable systems and satellite television providers. The Company intends to expand its distribution to reach as many U.S. television households as possible in an economically beneficial manner. The Company has entered into agreements with many of the country's leading cable television multiple system operators or MSOs, including Tele-Communications, Inc., Time Warner, Cox Communications, Comcast Corp., Charter Communications, TCA, Century Communications and Intermedia Partners, as well as satellite television providers including Echostar and DSI Systems, whereby the Company receives carriage of its PAX TV programming on each of these entities' television distribution systems in certain markets or television households not currently served by the Company's broadcast television station group. The Company also continues to seek to improve the carriage and channel positioning of its broadcast television stations on local cable systems across the country through negotiation and enforcement of the rules and regulations of the Federal Communications Commission pertaining to the mandatory carriage of broadcast television stations. See "Federal Regulation of Broadcasting -- "Must Carry/Retransmission Consent".

     - Develop the Company's Broadcast Station Group's Digital Television Platform. The Company currently owns and operates the largest broadcast television station group in the United States and intends to explore the most effective use of digital broadcast technology for each of its stations. Upon completion of the construction of the Company's digital broadcast service technology, the Company believes that it will be able to provide viewers multiple channels of entertainment programming and home shopping services, as well as data transmission on each of its existing standard channels. The Company cannot predict, however, what future actions the FCC or Congress may take with respect to the imposition of fees or other regulation of these services. Additionally, there can be no assurance that the Company's efforts to take advantage of digital technology will be commercially successful.

     - Develop the Company's Television and Internet Commerce
       Opportunities. The Company will continue to leverage its ability to reach a mass television audience through its broadcast television properties by developing new programs which will not only generate audience ratings but also offer products and services specifically tailored to meet the needs and desires of PAX TV's target audience. These programs may incorporate both a shopping format and an auction format and will, among other things, attempt to migrate viewers to, and otherwise promote, www.paxtv.com, the Company web-site, where on-line visitors can participate in on-line "e-commerce" and other activities involving the Company's proprietary products and services. Development of this strategic initiative will be headed by Lowell "Bud" Paxson, the Company's Chairman, principal shareholder, and founder of the Home Shopping Network, and Gregory Lerman who joined the Company in January 1999 as President of the Company's E-Commerce Division. The Company is currently developing its on-line strategy to promote the PAX TV network and brand by offering proprietary content, products and services that will cater to the needs of its core audience. Such content will focus on the PAX TV audience's lifestyle categories including education, health, family relationships, home improvement, personal finance, and career. The Company believes that such a strategy will serve to promote PAX TV's programming and provide a valuable service to its core audience.

PAX TV RATINGS AND DISTRIBUTION

     Since the August 1998 launch of PAX TV, the Network's NTI audience ratings have steadily increased and its viewer demographics have improved. During its first full week, PAX TV received a 0.6 NTI rating (a 1.0 rating equals 1.0% of the 99.4 million total US television households) in weekday primetime (8pm-11pm). By the final full week of 1998, PAX TV's ratings increased 33% to a
0.8 NTI rating in primetime. During the week of February 1, 1999, PAX TV's ratings reached its highest point to date, achieving a 1.0 NTI rating in primetime. Similarly, the number of viewers in the PAX TV 18-49 year old demographic increased 52% during weekday primetime from the network's first week of operation to the week of February 1, 1999.

     The following table lists the owned, operated or affiliated stations airing PAX TV programming as well as those markets in which PAX TV has a cable affiliate. Below is also a list of other Company properties and pending acquisitions.

          PAXSON COMMUNICATIONS CORPORATION BROADCAST PROPERTY SUMMARY

                          PAX TV DISTRIBUTION STATION

                                MARKET      STATION
MARKET NAME                      RANK     CALL LETTERS     OWNERSHIP INTEREST            AFFILIATION TYPE
-----------                     ------    ------------     ------------------            ----------------
New York                           1         WPXN          Owned & Operated
Los Angeles                        2         KPXN          Owned & Operated
Chicago                            3         WCPX          Owned & Operated
Philadelphia                       4         WPPX          Owned & Operated
San Francisco-Oakland              5         KKPX          Owned & Operated
Boston                             6         WBPX                                        Broadcast
Boston                             6         WPXB          Owned & Operated
Dallas-Ft. Worth                   7         KPXD          Owned & Operated
Washington, D.C                    8         WPXW          Owned & Operated
Washington, D.C                    8         WWPX                                        Broadcast
Detroit                            9         WPXD          Owned & Operated
Atlanta                           10         WPXA          Owned & Operated
Houston                           11         KPXB          Owned & Operated
Seattle-Tacoma                    12         KWPX          Owned & Operated
Cleveland                         13         WVPX          Owned & Operated
Tampa-St. Petersburg              14         WXPX          Owned & Operated
Minneapolis-St. Paul              15         KPXM          Owned & Operated
Miami-Ft. Lauderdale              16         WPXM          Owned & Operated
Phoenix                           17         KBPX          Owned & Operated
Phoenix                           17         KPPX          TBA -- Pending Acquisition
Denver                            18         KPXC          Owned & Operated
Sacramento-Stockton-Modesto       20         KSPX          TBA -- Pending Acquisition
St. Louis                         21         WPXS                                        Broadcast
Orlando-Daytona Beach             22         WOPX          Owned & Operated
Portland, OR                      23         KPXG          Owned & Operated
Baltimore                         24                                                     Cable
Indianapolis                      25         WIPX                                        Broadcast

                                MARKET      STATION
MARKET NAME                      RANK     CALL LETTERS     OWNERSHIP INTEREST            AFFILIATION TYPE
-----------                     ------    ------------     ------------------            ----------------
San Diego                         26                                                     Cable
Hartford & New Haven              27         WHPX                                        Broadcast
Charlotte                         28                                                     Cable
Charlotte                         28         WAXN                                        Secondary Broadcast
Raleigh-Durham                    29         WRPX                                        Broadcast
Raleigh-Durham                    29         WFPX          Owned & Operated
Nashville                         30         WNPX          Owned & Operated
Milwaukee                         31         WPXE                                        Broadcast
Cincinnati                        32                                                     Cable
Kansas City                       33         KPXE          Owned & Operated
Columbus, OH                      34         WSFJ                                        Secondary Broadcast
Greenville-Spartanburg            35         WHNS                                        Secondary Broadcast
Salt Lake City                    36         KUPX          TBA -- Pending Acquisition
Salt Lake City (Cedar City)       36       KCSG-LP                                       Broadcast
Salt Lake City (Logan)            36       KUTN-LP                                       Broadcast
Grand Rapids-Kalamazoo            37         WZPX                                        Broadcast
San Antonio                       38         KPXL          TBA -- Pending Acquisition
Birmingham-Tuscaloosa             39         WPXH          Owned & Operated
Birmingham-Tuscaloosa             39       WJRD-LP                                       Broadcast
Norfolk-Portsmouth                40         WPXV          Owned & Operated
New Orleans                       41         WPXL          TBA -- Pending Acquisition
Buffalo                           42                                                     Cable
Buffalo                           42         WNGS                                        Secondary Broadcast
Memphis                           43         WPXX          TBA -- Pending Acquisition
West Palm Beach-Ft. Pierce        44         WPXP          Owned & Operated
Oklahoma City                     45         KOPX          Owned & Operated
Harrisburg-Lancaster              46                                                     Cable
Harrisburg-Lancaster              46        WHP-TV                                       Secondary Broadcast
Greensboro-H. Point               47         WGPX          Owned & Operated
Louisville                        48                                                     Cable
Albuquerque-Santa Fe              49         KAPX          Owned & Operated
Providence-New Bedford            50         WPXQ          Owned & Operated
Wilkes-Barre-Scranton             51         WQPX          Owned & Operated
Jacksonville-Brunswick            52      WTEV/WAWS                                      Secondary Broadcast
Albany-Schenectady-Troy           53         WYPX          Owned & Operated
Dayton                            54         WDPX          Owned & Operated
Fresno-Visalia                    55         KPXF          Owned & Operated
Las Vegas                         56         KFBT                                        Secondary Broadcast
Little Rock-Pine Bluff            57         KYPX          TBA -- Pending Acquisition
Charleston-Huntington             58         WLPX          Owned & Operated
Tulsa                             59         KTPX          Owned & Operated
Austin                            60                                                     Cable
Richmond-Petersburg               61                                                     Cable
Richmond-Petersburg               61         WUPV                                        Secondary Broadcast
Mobile-Pensacola                  62                                                     Cable
Knoxville                         63         WPXK          Owned & Operated
Flint-Saginaw-Bay City            64                                                     Cable
Wichita-Hutchinson Plus           65                                                     Cable
Toledo                            66         WLMB                                        Broadcast
Lexington                         67                                                     Cable
Roanoke-Lynchburg                 68         WPXR          Owned & Operated
Green Bay-Appleton                69         WPXG          Owned & Operated
Des Moines-Ames                   70         KFPX          Owned & Operated
Honolulu                          71         KPXO          Owned & Operated
Spokane                           72                                                     Cable
Omaha                             73                                                     Cable
Omaha                             73      KXVO/KPTM                                      Secondary Broadcast
Syracuse                          74         WSPX          TBA -- Pending Acquisition

                                MARKET      STATION
MARKET NAME                      RANK     CALL LETTERS     OWNERSHIP INTEREST            AFFILIATION TYPE
-----------                     ------    ------------     ------------------            ----------------
Shreveport                        75         KPXJ          Owned & Operated
Shreveport                        75       KTSS-LP                                       Broadcast
Paducah-C. Gird-Harbg             76                                                     Cable
Rochester, NY                     77                                                     Cable
Tucson (Nogales)                  78                                                     Cable
Tucson (Nogales)                  78         KTTU                                        Secondary Broadcast
Springfield, MO                   79                                                     Cable
Portland-Auburn                   80                                                     Cable
Huntsville-Decatur                81                                                     Cable
Champaign & Springfield           82         WPXU          Owned & Operated
Ft. Myers-Naples                  83       WXPX-LP         Owned & Operated
South Bend-Elkhart                85                                                     Cable
Columbia, SC                      86                                                     Cable
Columbia, SC                      86         WQHB                                        Secondary Broadcast
Chattanooga                       87       WPXA-LP         Owned & Operated
Cedar Rapids-Waterloo             88         KPXR          Owned & Operated
Jackson, MS                       89                                                     Cable
Davenport-R. Island-Moline        90                                                     Cable
Burlington-Plattsburgh            91                                                     Cable
Burlington-Plattsburgh            91      WBVT/WBBI                                      Secondary Broadcast
Tri-Cities, TN-VA                 92                                                     Cable
Tri-Cities, TN-VA                 92      WAPK/WKPT                                      Secondary Broadcast
Johnstown-Altoona                 93                                                     Cable
Colorado Springs-Pueblo           94                                                     Cable
Waco-Temple-Bryan                 95                                                     Cable
Evansville                        96         WTSN                                        Broadcast
Youngstown                        97                                                     Cable
Baton Rouge                       98                                                     Cable
El Paso                           99                                                     Cable
Savannah                          100                                                    Cable
Lincoln & Hastings                101                                                    Cable
Ft. Wayne                         103                                                    Cable
Greenville-N. Bern-Washington     105        WEPX          TBA -- Pending Acquisition
Tyler-Longview                    107                                                    Cable
Reno                              108                                                    Cable
Reno                              108        KREN                                        Secondary Broadcast
Sioux Falls (Mitchell)            109                                                    Cable
Peoria-Bloomington                110                                                    Cable
Augusta                           111                                                    Cable
Florence-Myrtle Beach             112                                                    Cable
Montgomery                        113                                                    Cable
Tallahassee-Thomasville           114                                                    Cable
Fargo-Valley City                 115                                                    Cable
Fargo-Valley City                 115      KCSI-LP                                       Broadcast
Santa Barbara                     116        KTSB                                        Broadcast
Ft. Smith-Fay-Springdale-Rgrs     117                                                    Cable
Traverse City-Cadillac            118                                                    Cable
Charleston, SC                    120                                                    Cable
Eugene                            121        KCTV                                        Broadcast
Macon                             122                                                    Cable
Lafayette, LA                     123                                                    Cable
Lafayette, LA                     123      KDCG-LP                                       Broadcast
Yakima-Pasco-Richland             124                                                    Cable
Boise                             125                                                    Cable
Boise                             125        KNIN                                        Secondary Broadcast
Number of Affiliates/
    Secondary Broadcast
      Affiliates                126-210       16

                                MARKET      STATION
MARKET NAME                      RANK     CALL LETTERS     OWNERSHIP INTEREST            AFFILIATION TYPE
-----------                     ------    ------------     ------------------            ----------------
Number of Cable Affiliates      126-210       65
DSI C-Band Households            1-210    1,963,000
Dish-Ecostar Households          1-210    1,900,000

OTHER BROADCAST INTERESTS
New York                           1         WBPT          Owned & Operated
Salt Lake City                    36         KUWB          Owned & Operated
San Juan/Ponce/San Sebastian,     NR         WJPX          Owned & Operated
  Puerto Rico

PENDING ACQUISITIONS OR BUILD-OUTS
Buffalo                           42         WPXJ          Owned & Operated
Lexington                         67         WAOM          Pending Acquisition
Spokane                           72         KGPX          Owned & Operated
Portland, ME                      80         WMPX          Owned & Operated
Jackson, MS                       89        Ch.51          Pending Acquisition
Davenport                         90        Ch.67          Pending Acquisition
Odessa                            151       Ch.34          Owned & Operated

TBA -- Time Brokerage Agreement
Secondary Broadcast -- Those affiliates airing no less than three hours of PAX TV programming.

COMPETITION

     The Company's PAX TV network and its television stations compete with the other broadcast television networks and the other television broadcasting stations in their respective market areas. In addition, PAX TV and the Company's broadcast television stations compete with other traditional advertising media, including cable television networks, newspapers, radio, magazines, outdoor advertising, transit advertising, and direct mail marketing, as well as newly developing on-line internet based advertising. Competition in the broadcast television network industry occurs on a national basis and not with respect to any specific market. Competition within the television broadcast station industry occurs primarily in individual market areas, so a station in one market does not generally compete with stations in other market areas. In addition, both PAX TV and the Company's television stations face competition from, respectively, other broadcast networks and other stations in each of the Company's station markets with substantial financial resources, including, in certain instances, networks and stations whose programming is directed to the same demographic groups as PAX TV programming. In addition to management experience, factors that are material to competitive positions include a station's rank in its market, authorized power, assigned frequency, audience characteristics, local program acceptance and the programming characteristics of other stations in the market area.

     Although the television broadcasting industry is highly competitive, some barriers to entry exist. The operation of a television broadcasting station requires a license from the FCC, and the number of television stations that can operate in a given market is limited by the availability of stations that the FCC will license in that market. The television broadcasting industry historically has grown in terms of total revenue, despite the introduction of new technologies for the delivery of entertainment and information, such as cable and direct satellite. There is no assurance that market fragmentation resulting from the application of new media technologies will not have an adverse effect on the television broadcasting industry.

     The Company's successful development of PAX TV is subject to obtaining sufficient audience ratings for its programming and converting such ratings into advertising revenue sufficiently greater than the related programming and other operating costs. PAX TV's family-friendly programming is subject to competition from several sources including certain programming of major broadcasting and cable networks targeted to family viewers.

TIME BROKERAGE AGREEMENTS AND OTHER INTERESTS IN BROADCAST STATIONS

     Time Brokerage Agreements. The Company has entered into time brokerage agreements with third parties pursuant to which the Company enjoys many, but not all, of the benefits of operating a television station while not owning or controlling the FCC license. The Company is currently operating, or will operate upon completion of construction, pursuant to time brokerage agreements the following stations: KPPX, Phoenix, Arizona; KSPX, Sacramento, California; KUPX, Salt Lake City, Utah; KPXL, San Antonio, Texas; WPXL New Orleans, Louisiana; WPXX, Memphis, Tennessee; KYPX, Little Rock, Arkansas; WSPX, Syracuse, New York; WEPX, Greenville, North Carolina; and Channel 15, Christiansted, U.S. Virgin Islands. The Company also has an option to acquire each of these stations. The Company may in the future enter into other time brokerage agreements to operate stations prior to their acquisition or to enable the Company to operate additional television stations that it might not be able to own itself under current FCC multiple station ownership restrictions.

     Affiliation Agreements and Other Investments in Television Properties. The Company has several affiliation agreements with certain parties, including DP Media, Inc. ("DP Media"), CAP Communications, Inc. ("CAP Communications") and RDP Communications of Indianapolis, Inc. ("RDP Communications" and together with DP Media and CAP Communications, the "DP Companies"), each of which are entities owned and controlled by members of Mr. Paxson's family, but whose ownership interests are not attributable to the Company under federal ownership regulations. The affiliation agreements with the DP Companies include the following television stations: WWPX Martinsburg, West Virginia; WPXS St. Louis, Missouri; WRPX Raleigh-Durham, North Carolina; WZPX Grand Rapids, Michigan; WPXE Milwaukee, Wisconsin; WBPX Boston, Massachusetts, WHPX Hartford, Connecticut, and WIPX Indianapolis, Indiana. The Company has a right of first refusal upon any proposed sale of each of the DP Companies' stations other than WIPX, WBPX and WHPX. In connection with its acquisition of WHPX and WBPX, CAP Communications assumed $15 million and $15.5 million of acquisition indebtedness owed to the Company by, respectively, The Christian Network, Inc., the prior owner of WBPX, and entities owned or controlled by Steven Roberts and Michael Roberts jointly ("Roberts Broadcasting"), the prior owners of WHPX. The Company extended the loans to each of The Christian Network, Inc. and Roberts Broadcasting in connection with their acquisition of, respectively, WBPX and WHPX, and operated each of the stations pursuant to time brokerage agreements prior to CAP Communications' acquisition of such station.

     The Company has purchased the stock of Cocola Media Corporation of San Francisco, which constructed KWOK, San Francisco, California, with the proceeds of loans made to it by the Company, and held an option to acquire the station from the licensee. The Company acquired KWOK in February 1999, and immediately transferred the station as partial consideration for the Company's acquisition of WCPX, Chicago, Illinois.

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

     Television broadcasting licenses are generally granted and renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. At the time the application is made for renewal of a television license, parties in interest, as well as members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the grant or denial of the application. Under the 1996 Act, as implemented in the FCC's rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. The statute modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (1) has served the public interest, convenience and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. All of the Company's existing licenses that have come up for renewal have been renewed or are pending and are in effect. Such licenses are subject to renewal at various times during 1999 and 2005. Although there can be no assurance that the Company's licenses will be renewed, the Company is not aware of any facts or circumstances that would prevent renewal.

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

     The FCC's cross-ownership rules prohibit the common ownership of attributable interests in certain combinations of media outlets serving the same geographic area. Under these rules, a single entity may not have an attributable interest in: (i) both a radio station and a television station that serve specified overlapping areas; (ii) a daily newspaper and either a radio station or a television station that serve specified overlapping areas; or (iii) a television station and a cable television system that serve specified overlapping areas. The FCC has initiated proceedings to inquire whether it should change or eliminate its cross interest policy, covering non-attributable equity interests, joint ventures and common key employees. The policy does not necessarily prohibit these interests, but may require that the FCC consider whether they could have a significant adverse affect on programming diversity and competition in the market.

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

     Under the Communications Act, no FCC broadcast license may be held by a corporation of which more than one-fifth of its capital stock is owned or voted by aliens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country (collectively "Aliens"). Furthermore, the Communications Act provides that no FCC broadcast license may be granted to any corporation controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Aliens if the FCC should find that the public interest would be served by the refusal of such license. Restrictions on alien ownership also apply, in modified form, to other types of business organizations, including partnerships.

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

     Pursuant to the Children's Television Act of 1990, the FCC has adopted rules limiting advertising in children's television programming and requiring that television broadcast stations serve the educational and informational needs of children. Pursuant to those rules, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) has serving the educational and informational needs of children 16 years of age and under as a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed in the stations' public inspection files. Additionally, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides and listings.

     The Communications Act and FCC rules also impose regulations regarding the broadcasting of political advertisements by legally qualified candidates for elective office. Among other things, (i) stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office;

(ii) stations must provide "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office; and (iii) during the 45 days preceding a primary or primary run-off election and during the 60 days preceding a general or special election, legally qualified candidates for elective office may be charged no more than the station's "lowest unit charge" for the same class of advertisement, length of advertisement and daypart.

     Time Brokerage Agreements. Over the past several years a significant number of broadcast licensees, including the Company, have entered into time brokerage agreements. These arrangements are subject under FCC rules and regulations to maintenance by the licensee of each station of independent control over its programming, finances and personnel.

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

     "Must Carry"/Retransmission Consent. The Communications Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station subject to certain exceptions, or to negotiate for retransmission consent to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. Additionally, cable systems are required to obtain retransmission consent for all distant commercial television stations (except for commercial satellite-delivered independent super stations such as WTBS), commercial radio stations and certain low power television stations carried by such systems after October 6, 1993. The Company's stations must elect by October 1, 1999 between must carry and retransmission consent for the three year period commencing on January 1, 2000.

     The 1996 Act modified the way in which markets for carriage will be determined for purposes of the "must carry" rules. The 1996 Act provides that the FCC will determine a broadcast station's market by using commercial publications that delineate television markets based on viewing patterns. This modification has resulted in the FCC ruling that for the election period commencing January 1, 2000 a station's market will be defined by the DMA to which it has been designated. The FCC is authorized to entertain requests for expansion or other modification of television station markets, and is now required to resolve any market modification request within 120 days after the request is filed.

     Equal Employment Opportunity Requirements. The FCC's existing equal employment opportunity ("EEO") regulations consist of non-discrimination in hiring rules. The FCC has released a notice proposing the ad-option of new EEO rules and policies.

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

     FCC Proceedings to Revise Broadcast Ownership Rules. The FCC has issued a series of notices of proposed rule making which proposed the following changes in regulations governing television broadcasting: (i) modifying the reach discount as it applies to UHF stations; (ii) narrowing the geographic area where common ownership restrictions would be triggered by limiting it to overlapping Grade A contours and by permitting certain UHF/UHF or UHF/VHF overlaps; (iii) relaxing the rules prohibiting cross-ownership of radio and television stations in the same market; and (iv) treating television time brokerage agreements the same as radio time brokerage agreements which would presently preclude certain television time brokerage agreements where the programmer owns or has an attributable interest in another television station in the same market. In June 1995, the FCC announced an interim policy for processing television transfer and assignment applications that include time brokerage agreements. Pending the adoption of new rules, the FCC has stated that it will not grant applications that propose a time brokerage arrangement if the arrangement also includes both debt financing by the time broker and an option for the time broker to purchase the brokered station. The FCC has stated that it will continue to grant applications with time brokerage arrangements if they include only one of those elements (that is, either debt financing by the broker or an option of the time broker to purchase).

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

     Digital Television System. The FCC has adopted rules for implementing digital television ("DTV") in the United States. Implementation of DTV service should improve the technical quality of television broadcasts. In anticipation of the implementation of DTV operations, the FCC has adopted DTV technical standards and other rules necessary to protect the public interest. The FCC has conditioned DTV licenses on recapture of either the new DTV spectrum or television licensees' initial spectrum. Ten years after it first issues DTV licenses, the FCC must evaluate its regulation and public acceptance of DTV, including possible alternative uses of and reduction in DTV spectrum.

     The FCC has adopted rules permitting DTV licensees to offer "ancillary or supplementary services" on newly-available DTV spectrum, so long as such services are consistent with the FCC's DTV standards; do not derogate required DTV services, including high definition television; and are regulated in the same manner as similar non-DTV services. The FCC has decided that it will set aside specific new channel allotments for DTV service. Initial eligibility for these channels will be limited to existing television licensees.

     Local broadcasters will be initiating DTV service at different times. A station may begin DTV service as soon as it has received its FCC permit and is ready with equipment and other necessary preparations. The FCC has established a schedule by which broadcasters must begin DTV service absent extenuating circumstances that may affect individual stations. The Company's stations must file for their DTV permits by November 1, 1999 and must initiate some DTV service by May 1, 2002.

     The FCC has proposed other rules to implement DTV service. The FCC proposes to impose certain fees on DTV licensees for the transmission of non-broadcast services (e.g., paid subscription services) over their DTV spectrum. The FCC also has announced its intention to initiate rulemaking proceedings to examine:
(1) whether, and the extent to which, "must carry" obligations should be applied to DTV service; (2) the extent to which additional public interest obligations should be imposed on DTV licensees; and (3) various DTV tower siting issues.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 1,100 full-time employees and 170 part-time employees. The substantial majority of the Company's employees are not represented by labor unions. The Company considers its relations with its employees to be good.

SEASONALITY

     Seasonal revenue fluctuations are common within the television broadcasting industry and result primarily from fluctuations in advertising expenditures. Because of the short operating history of PAX TV, the Company's ability to assess the effects of seasonality on PAX TV is limited. Generally, the Company believes that television advertisers spend relatively more for commercial advertising time in the fourth and second calendar quarters and spend relatively less during the first calendar quarter of each year.

TRADEMARKS AND SERVICE MARKS

     The Company has two federally registered trademarks and service marks with another 33 applications pending. It does not own any patents or patent applications.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

     This Report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are made pursuant to the "safe harbor" provisions of the Securities Litigation Reform Act of 1995 and involve risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. Statements as to what the Company "believes", "intends", "expects", or "anticipates", and other similarly anticipatory expressions are generally forward-looking statements and are made only as of the date of this Report. All statements herein, other than those consisting solely of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy, measures to implement strategy, competitive strengths, goals, projected revenues, costs and other financial results, references to future success and other events may be forward-looking statements. Statements herein are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and potential future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results, events and developments will conform with the Company's expectations is subject to a number of risks and uncertainties and important factors that could cause actual results, events and developments to differ materially from those referenced in, contemplated by or underlying any forward-looking statements herein, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in the forward-looking statements or otherwise adversely affect the Company's business include those set forth below:

  High Level of Indebtedness; Restrictions Imposed by Terms of Indebtedness and Preferred Stock

     The Company is highly leveraged. At December 31, 1998, the Company had $374 million of total debt as well as $521.4 million of redeemable securities. In addition, the Company may incur additional indebtedness and will likely issue additional shares of preferred stock to finance acquisitions, capital expenditures and for other corporate purposes. The Company's ability to do so is subject to restrictions in the terms of the Company's Senior Secured Revolving Credit Facility (the "Credit Facility"), the Company's Equipment Purchase Credit Facility (the "Equipment Facility"), and the indenture (the "Indenture") governing the Company's 11 5/8% Senior Subordinated Notes (the "Notes"), as well as the terms of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (the "Junior Redeemable Preferred Stock"), the Company's redeemable
12 1/2% Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"), the Company's redeemable 13 1/4% Cumulative Junior Exchangeable Preferred Stock (the "Junior Exchangeable Preferred Stock") and the Company's Series A Convertible Preferred Stock (the "Convertible Preferred Stock" and collectively with the Junior Redeemable Preferred Stock, the Exchangeable Preferred Stock, and the Junior Exchangeable Preferred Stock, the "Preferred Stock").

     The level of the Company's indebtedness could have important consequences to the Company, including: (i) a significant amount of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future, if needed, may be limited; (iii) the Company's leveraged position and covenants contained in the Credit Facility, the Equipment Facility and the Indenture (or any replacements thereof) could limit its ability to expand and make capital improvements and acquisitions; and (iv) the Company's level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and limit its flexibility in reacting to changes in its industry and economic conditions generally. Many of the Company's competitors currently operate on a less leveraged basis and may have significantly greater operating and financing flexibility than the Company.

     The Credit Facility, the Equipment Facility, the Indenture and the Preferred Stock contain certain covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, make investments, pay dividends or make certain other restricted payments, consummate certain asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. Currently, such covenants prevent the Company from incurring additional indebtedness other than limited amounts of certain types of permitted indebtedness (e.g., purchase money indebtedness), although refinancing of existing debt is not prohibited. In addition, the Credit Facility and the Equipment Facility require the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results commencing in March 2000. If the Company defaults under the Credit Facility or the Equipment Facility, the lenders may terminate their lending commitments and declare the indebtedness under the Credit Facility or Equipment Facility immediately due and payable. If this were to happen there is no assurance that the Company would have sufficient assets to pay indebtedness then outstanding under the Credit Facility, the Equipment Facility and the Notes. If the Company is unable to service its indebtedness or satisfy its dividend or redemption obligations with respect to its Preferred Stock, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There is no assurance that any of these strategies could be effected on satisfactory terms, if at all.

  Risks Associated with Operating PAX TV

     The Company's PAX TV Network is a new business in the early stages of its development. The success of the Company's PAX TV operations is largely dependent upon the Company's ability to provide popular programming and to sell advertising. The Company seeks to provide programming which attracts viewers in targeted demographic groups in sufficient numbers to generate audience ratings that advertisers will find attractive, and to convert those audience ratings and viewer demographics into advertising revenues sufficient to achieve profitable operations. While PAX TV audience ratings and the Company's advertising revenues have generally been increasing since the launch of PAX TV on August 31, 1998, there can be no assurance that the Company's programming will attract sufficient targeted viewership or that the Company will be able to generate sufficient advertising revenue for its PAX TV operations to achieve profitability. Since the Company owns and operates most of the stations carrying its PAX TV programming, including nearly all of those operating in the nation's largest television markets, the Company's business model is different from those of traditional television and cable networks and television station groups and cannot be measured against traditional methods of operation. The success of the Company's business plan for PAX TV will depend, among other things, upon the Company's ability to sell advertising at targeted rates, sell a significant amount of its time on a local basis at higher rates, continue to attract advertising clients, improve the visibility and distribution of PAX TV and continue to sell time for infomercials and other long-form paid programming during weekday mornings and weekends. There can be no assurances that the Company's costs will not prove excessive in relation to its advertising revenues or that the Company's operational strategy for PAX TV will prove successful.

  Reliance on Television Programming

     One of the Company's most significant operating cost components is television programming. Acquisitions of program rights may be made several years in advance and may require multi-year commitments, making it difficult to accurately predict how a program will perform in relation to its cost. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs. There can be no assurance that the Company will not be exposed in the future to increased programming costs which may materially adversely affect the Company's operating results. Additionally, the Company intends to provide original programming for airing on PAX TV, which will involve incurring production, talent and other ancillary costs. There is no assurance that the Company's original programming will be commercially successful.

  "Must Carry" Regulations

     The Company believes that the growth and success of its television station group depends materially upon access to households served by cable television systems. Pursuant to the 1992 Cable Act, each broadcaster is required to elect, every three years, to exercise either certain "must carry" or retransmission consent rights in connection with carriage of their signals by cable systems in their local market. By electing the "must carry" rights, a broadcaster can demand carriage on a specified channel on cable systems within its DMA, provided the broadcaster's television signal can be delivered to the cable system operator's cable head end at a specified strength. These "must carry" rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, and the amount of duplicative programming on a broadcast station. Therefore, under certain circumstances, a cable system can decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. The Company's television stations have elected the "must carry" alternative. The Company's elections of retransmission or "must carry" status will continue until the next required election date of October 1, 1999. The Company intends for its television stations to elect "must carry" on local cable systems again for that election period commencing January 1, 2000. If the law were changed to eliminate or materially alter "must carry" rights, the Company could suffer adverse effects.

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

     The television duopoly rule currently prevents the Company from acquiring the FCC licenses of television stations with which it has time brokerage agreements in those markets where the Company owns a television station. In addition, if the FCC were to decide that the provider of programming services under time brokerage agreements should be treated as having an attributable interest in the television station it programs, and if it did not relax the corresponding duopoly rules, or if the FCC were to adopt restrictions on time brokerage agreements without grandfathering existing time brokerage agreements, the Company could be required to renegotiate or terminate certain of its time brokerage agreements. The 1996 Act specifies, however, that none of the provisions relating to broadcast ownership shall be construed to prohibit the origination, continuation or renewal of any television time brokerage agreement that is in compliance with the regulations of the FCC. Nevertheless, if in individual cases the FCC were to find that the licensee of a station with which the Company has a time brokerage agreement failed to maintain control over its operations as required by FCC rules and policies, the licensee of the time brokerage agreement and/or the Company could be fined or could be set for hearing, the outcome of which could be a fine or, under certain circumstances, loss of the applicable FCC license. The Company is unable to predict the ultimate outcome of possible changes to these FCC rules and the impact such FCC rules may have on its broadcasting operations. See "Federal Regulation of Broadcasting."

  Dependence on Key Personnel

     The Company's business depends upon the efforts, abilities and expertise of its executive officers and other key employees, including Mr. Paxson and Mr. Jeffrey Sagansky. If certain of these executive officers were to leave the Company, the Company's operating results could be adversely affected. In addition, in the event of Mr. Paxson's death, the Company may be required, in certain circumstances, to make an offer to repurchase the Notes and to redeem its Preferred Stock. There is no assurance that if such an event were to occur, the Company would have, or would have access to, sufficient funds to satisfy such repurchase or redemption obligations.

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

  Competition

     The Company's television stations are located in highly competitive markets. The financial success of each of the Company's television stations depends, to a significant degree, upon its audience ratings, its share of the overall television sales within its geographic market, the economic health of the market and the popularity of its programming. The audience ratings and advertising of such individual stations are subject to change and any adverse change in a particular market could have a material adverse effect on the revenue and cash flow of the Company. The Company's television stations compete for audience share and advertising revenue directly with other television stations and with other media within their respective markets. In addition, to the extent that many of the Company's competitors have or may, in the future, obtain greater resources than the Company, its ability to compete successfully in its broadcasting markets may be impeded. There can be no assurance that the Company will be able to obtain or maintain significant audience ratings and advertising revenue. See "Competition."

  Industry and Economic Conditions

     The profitability of the Company's television stations is subject to various factors that influence the television broadcasting industry as a whole, including changes in audience tastes, priorities of advertisers, new laws and governmental regulations and policies, changes in broadcast technical requirements, technological changes, proposals to eliminate the tax deductibility of expenses incurred by advertisers and changes in the willingness of financial institutions and other lenders to finance television station acquisitions and operations. The Company's broadcasting revenue is likely to be adversely affected by a recession or downturn in the United States economy or other events or circumstances that adversely affect advertising activity. In addition, the Company's operating results in individual geographic markets could be adversely affected by local or regional economic downturns.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters is in West Palm Beach, Florida. The types of properties required to support PAX TV and each of the Company's existing or to be acquired television stations include a satellite up-link facility, offices, studios and transmitter sites. The Company's satellite up-link facility is located on leased property in Clearwater, Florida. A station's studio is generally housed with its office in a downtown or business district. A station's transmitter site generally is located in a manner that provides the maximum market coverage the station can enjoy subject to its license. The studios and offices of the Company's stations and its corporate headquarters are located in leased or owned facilities. The Company's studio and office leases have expiration dates that range from one to ten years. The Company either owns or leases its transmitter and antenna sites. In several cases, the Company leases the land on which it has constructed its own tower and transmitter building allowing the Company to lease tower space to third parties. The Company's transmitter and antenna site leases have expiration dates that range generally from two to twenty years. The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. No one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its television broadcasting business.

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

                                                              1998               1997
                                                          -------------      -------------
                                                          HIGH      LOW      HIGH      LOW
                                                          ----      ---      ----      ---
First Quarter...........................................   11 3/16   7 9/16   10 1/4    7 15/16
Second Quarter..........................................   13 7/16   9 15/16  13 1/8    9 3/4
Third Quarter...........................................   12 3/4    9 3/16   14 3/8   10 15/16
Fourth Quarter..........................................    9 1/4    6 1/8    12 1/16   7 3/16

     On February 26, 1999, the closing sale price of the Class A Common Stock on the American Stock Exchange was $8.25 per share. As of that date, there were approximately 502 holders of record of the Class A Common Stock.

     The Company has not paid cash dividends and does not intend for the foreseeable future to declare or pay any cash dividends on any of the Common Stocks and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to declare or pay dividends will be at the discretion of the Company's board of directors and will depend upon the Company's future earnings, results of operations, financial condition, capital requirements, contractual restrictions under the Company's debt instruments, considerations imposed by applicable law and other factors deemed relevant by the board of directors. In addition, the terms of the Credit Facility, the Equipment Facility, the Indenture and the Preferred Stock contain restrictions on the declaration of dividends with respect to the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended December 31, 1998. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data insofar as it relates to each of the years presented has been derived from annual financial statements, including the consolidated balance sheets at December 31, 1998 and 1997, and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1998, and notes thereto appearing elsewhere herein.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1998         1997         1996         1995         1994
                                       ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
Total revenues.......................  $  134,196   $   88,421   $   62,333   $   31,784   $    4,227
Operating loss.......................    (135,531)     (21,935)      (3,895)      (7,997)      (4,647)
Loss from continuing operations
  before extraordinary item..........     (89,470)     (36,504)     (30,436)     (22,705)      (8,741)
Income (loss) from discontinued
  operations(a)......................       1,182      251,193        4,217         (142)       3,979
Extraordinary item...................          --           --           --       10,626           --
Net income (loss)....................     (88,288)     214,689      (26,219)     (33,473)      (4,762)
Net income (loss) attributable to
  common stock(b)....................  $ (137,955)  $  188,412   $  (48,127)  $  (46,770)  $   (8,418)
BASIC AND DILUTED PER SHARE DATA:(C)
Loss from continuing operations
  before extraordinary item..........  $    (2.31)  $    (1.17)  $    (1.20)  $    (1.05)  $    (0.36)
Discontinued operations..............        0.02         4.67         0.10           --         0.12
Extraordinary item...................          --           --           --        (0.31)          --
Net income (loss)....................  $    (2.29)  $     3.50   $    (1.10)  $    (1.36)  $    (0.24)
Cash dividends declared..............          --           --           --           --           --
Weighted average shares
  outstanding -- basic and fully
  diluted(d).........................  60,360,384   53,808,472   43,836,526   34,429,517   33,430,116
BALANCE SHEET DATA:
Working capital......................  $    1,807   $   86,944   $   76,201   $   74,388   $   26,392
Total assets.........................   1,542,786    1,057,113      543,182      293,832      152,670
Current portion of long-term debt....         529          496          645          431        6,393
Long-term debt and notes.............     373,469      350,258      231,063      239,859       76,014
Total redeemable securities..........     521,401      210,987      184,710       57,176       43,879
Total common stockholders' equity....  $  247,673   $  367,744   $  106,775   $  (17,479)  $   17,019

---------------

(a) Includes a gain on disposal of discontinued operations of $1.2 million and $254.7 million in 1998 and 1997, respectively, net of applicable income taxes. See Note 2 to the Consolidated Financial Statements for additional discussion on the disposition of the Network-Affiliated Television and Paxson Radio segments during 1997.
(b) Includes dividends and accretion on redeemable preferred stock and redeemable common stock warrants, as applicable.
(c) The Company computes per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Due to losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.
(d) Loss per share data and weighted average shares outstanding for the year ended December 31, 1994 gives retroactive effect to (i) the Company's recapitalization related to the merger with The American Network Group, Inc. on November 7, 1994; and (ii) a stock dividend on common shares outstanding on January 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On August 31, 1998, the Company launched PAX TV. PAX TV is the brand name for the programming that the Company provides to its owned, operated and affiliated television stations, as well as to certain cable system affiliates and satellite providers. PAX TV programming consists of family-friendly traditional entertainment television programs that have had or are having successful first runs on television, as well as original programs. Prior to the launch of PAX TV, the Company aired long form paid programming, consisting primarily of infomercials on its television distribution system. The Company will continue to carry infomercials on PAX TV at significantly reduced inventory levels. Certain of the Company's PAX TV stations were and continue to be operated pursuant to time brokerage and affiliation agreements. The Company's consolidated operating revenues and expenses include the operating results of time brokered stations and the advertising revenue, related sales costs and affiliation fees of certain affiliated stations. At December 31, 1998, the Company also owned a 30% interest in the Travel Channel, L.L.C., a cable television network joint venture with Discovery Communications, Inc. ("DCI"). The Company's interest in the operating results of the Travel Channel, L.L.C. has been included in the consolidated financial statements using the equity method of accounting. See Note 3 to the Consolidated Financial Statements for a discussion on the Company's sale of its 30% interest in the Travel Channel in February, 1999.

     The Company's operating data throughout the periods discussed have been affected significantly by the timing and mix of television station acquisitions throughout such periods and the costs incurred to launch and support PAX TV. The Company expects its costs to remain significantly higher than prior to the launch of PAX TV. The Company's primary operating costs include commissions on revenues, employee salaries, administrative expenses, and payments in respect of syndicated program rights, cable distribution, ratings services and promotional advertising.

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

     The Company believes that its group of television stations comprises a valuable national broadcasting distribution infrastructure. The PAX TV Network reaches US television households through a distribution system comprised of broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index ("NTI"), as of February 1999, the PAX TV network reached 74% of US television households through such broadcast, cable and satellite distribution. Upon completion of pending transactions, the PAX TV Network will include 114 broadcast television stations, consisting of 72 stations which are owned and operated by the Company, or in which the Company has an economic interest, and 42 non-owned or operated PAX TV affiliates. The stations and PAX TV affiliates which the Company will own, operate or have an economic interest in will reach 19 of the top 20 markets and 40 of the top 50 markets. Additionally, the Company has entered into agreements with multiple cable system operators ("MSOs"), whereby the Company will receive carriage of its PAX TV programming in markets not currently served by the Company's broadcast television station group. The Company will pay certain fees based on the number of cable television subscribers actually reached and in certain instances, will provide the MSOs certain amounts of local advertising airtime during PAX TV programming. Similarly, the Company has entered into nationwide distribution agreements with two satellite television providers who will carry PAX TV to their subscribers. The Company anticipates that this additional cable and satellite distribution will provide PAX TV with incremental coverage to achieve a presence in every one of the top 100 U.S. television markets.

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

     During 1998, the Company recognized an additional gain of $1.2 million on the sale of its Paxson Radio segment, net of applicable income taxes of $2.2 million. This gain reflects an adjustment of $2.7 million of estimated costs attributable to the segment disposal and the recovery of a $3 million loan related to the billboard operations of Paxson Radio which was charged off against the gain in 1997. An additional $2.3 million of income taxes were recorded within discontinued operations in 1998, as a result of certain adjustments by the Internal Revenue Service reducing the Company's net operating loss carry-forwards relating to the historical results of the Paxson Radio segment.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                            STATEMENT OF OPERATIONS

                                                                   FOR THE YEAR ENDED
                                                                ------------------------
                                                                      DECEMBER 31,
                                                                ------------------------
                                                                 1998     1997     1996
                                                                ------    -----    -----
Total revenue...............................................     100.0%   100.0%   100.0%
                                                                ------    -----    -----
Expenses:
Operating...................................................      43.3     15.8     12.2
Selling, general and administrative.........................     100.9     50.1     56.4
Time brokerage and affiliation fees.........................      11.7     19.2      5.7
Stock-based compensation....................................       7.8      3.8     11.2
Compensation associated with Paxson Radio asset sales.......        --     11.0       --
Depreciation and amortization...............................      37.3     24.9     20.7
                                                                ------    -----    -----
Total operating expenses....................................     201.0    124.8    106.2
                                                                ------    -----    -----
Operating loss..............................................    (101.0)   (24.8)    (6.2)
Other Income (expense):
Interest expense............................................     (31.2)   (42.7)   (50.6)
Interest income.............................................      11.2     10.7     10.8
Other expenses, net.........................................      (2.0)    (6.4)    (2.8)
Gain on sale of television stations.........................      38.4       --       --
Equity in loss of unconsolidated investment.................      (9.9)    (2.8)      --
                                                                ------    -----    -----
Loss from continuing operations before income tax benefit...     (94.5)   (66.0)   (48.8)
Income tax benefit..........................................      27.8     24.7       --
                                                                ------    -----    -----
Loss from continuing operations.............................     (66.7)   (41.3)   (48.8)
                                                                ======    =====    =====

  Years Ended December 31, 1998 and 1997

     Consolidated revenues for 1998 increased 52% (or $45.8 million) to $134.2 million from $88.4 million for 1997. This increase was primarily due to television station acquisitions, new time brokerage operations and the launch of the PAX TV network. The PAX TV network revenues accounted for $22.8 million of the increase. WPXN in New York, which has been operated by the Company since June 30, 1997 (acquired in February 1998), accounted for $7.6 million of the increase.

     Expenses for 1998 increased 144% (or $159.3 million) to $269.7 million. The increase was due to higher operating expenses, such as programming and technical costs of $12.7 million and program rights amortization of $31.4 million, incurred in connection with the launch of PAX TV, increased selling, general and administrative costs, such as commissions and bad debt provisions which rise in proportion to revenues of $11.5 million, increased promotion costs of $28.8 million to advertise the launch of PAX TV, other selling, general and administrative costs of $50.9 million, which were higher primarily due to additional employees hired and regional sales offices added, the majority of which were incurred in connection with the launch of PAX TV and costs associated with operating new television stations, increased stock based compensation of $7.0 million, and higher depreciation and amortization, primarily related to assets acquired, of $28.0 million. The Company expects its operating expenses to decrease somewhat from present levels but to remain significantly higher than prior to the launch of PAX TV. Included in 1997 operating expenses was $9.7 million of compensation associated with Paxson Radio asset sales.

     The Company has issued options to purchase shares of Class A Common Stock to certain members of management and employees during 1998, 1997 and 1996 under its stock compensation plans. There are currently 9,341,662 options outstanding under these plans. Further, the Company recognized total stock based compensation expense, including amounts recorded in income (loss) from discontinued operations, of approximately $10.4 million, $6.5 million and $7.9 million in 1998, 1997 and 1996, respectively, and expects that approximately $16.7 million of compensation expense will be recognized over the remaining vesting period of the outstanding options.

     Interest expense for 1998 increased to $41.9 million or 11%, primarily due to a greater level of senior debt throughout the period. At December 31, 1998, total debt and senior subordinated notes were $374 million, compared with $350.8 million in the prior year.

     Interest income for 1998 increased to $15.0 million or 58%, primarily due to higher levels of cash and cash equivalents and cash held by qualified intermediary resulting from segment asset sales and the June 1998 preferred stock sales.

     Gain on sale of television stations reflects the Company's sale of its interests in stations WPXE, WNGM and WOAC during 1998 for aggregate consideration of $79.5 million. The Company realized a gain of approximately $51.6 million on these station sales. Of the proceeds received, approximately $17.6 million was used to exercise the Company's options to acquire WOAC and WNGM.

  Years Ended December 31, 1997 and 1996

     Consolidated revenues for 1997 increased 42% (or $26.1 million) to $88.4 million from $62.3 million for 1996. This increase was primarily due to television station acquisitions and new time brokerage operations, with WPXN in New York which has been operated by the Company since June 30, 1997 accounting for $13.3 million of the increase.

     Expenses for 1997 increased 67% (or $44.2 million) to $110.4 million from $66.2 million for 1996. The increase was due to higher operating expenses such as programming and technical costs of $6.4 million, increased selling, general and administrative costs such as commissions and bad debt provisions which rise in proportion to revenues of $4.0 million, increased promotion costs of $1.7 million, and other selling, general and administrative costs of $3.4 million, which are primarily due to operating new television stations, compensation associated with Paxson Radio asset sales of $9.7 million, higher depreciation and amortization primarily related to assets acquired of $9.2 million, and increased time brokerage agreement fees, primarily related to new time brokerage operations of $13.4 million, of which increase $10.3 million is attributable to WPXN, all of which were partially offset by lower option plan compensation costs of $3.6 million.

     Interest expense for 1997 increased to $37.7 million from $31.5 million for 1996, an increase of 20% primarily due to a greater level of senior debt throughout the period. As a result of acquisitions, at December 31, 1997, total debt and senior subordinated notes were $350.8 million, compared with $231.7 million in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at December 31, 1998 and December 31, 1997 was $1.8 million and $86.9 million, respectively, and the ratio of current assets to current liabilities was 1.01:1 and 5.29:1 on such dates, respectively. Working capital decreased primarily due to payments for cable distribution and programming rights made in connection with the launch of PAX TV and the completion of broadcast property acquisitions.

     Cash used in operating activities was $150.6, $76.0 and $2.6 million for 1998, 1997 and 1996, respectively. The increase in cash used primarily reflects the increase in operating costs incurred in connection with the launch of PAX TV and the related cable distribution rights and programming rights payments. Cash used for investing activities of $168.5, $21.8 and $258.5 million for 1998, 1997 and 1996, respectively, primarily reflects acquisitions of and investments in broadcast properties and purchases of equipment for acquired and existing properties net of the use of cash held by qualified intermediary and proceeds from sales of broadcast properties. Cash provided by financing activities of $285.9, $118.7 and $254.8 million in 1998, 1997 and 1996, respectively, primarily reflects the proceeds from preferred stock sales and borrowings under the Company's senior credit facility, net of repayments and loan origination costs incurred. Non-cash activity relates to stock based compensation, stock issued for the Travel Channel, KPXR, WPXW and WFSJ(FM) acquisitions, a note payable incurred with the WYPX acquisition and accretion of discount on the Notes, as well as dividends on the Company's redeemable preferred stock and common stock warrants.

     In May 1998, the Company amended and restated its $122 million senior Credit Facility which matures June 2002. In connection therewith, the Company had placed approximately $22.4 million in an interest bearing escrow in order to pre-fund interest payments under this facility. The Company had approximately $18.1 million remaining in escrow as of December 31, 1998.

     In August 1998, the Company entered into the $50 million Equipment Facility which matures the first business day of October 2003. The draw-down period of the Equipment Facility expires in August 1999. All borrowings under this facility are secured by the equipment purchased with the proceeds drawn and bear interest at the Index Rate plus 2.0% per annum, the LIBOR Rate plus 3.0% per annum or the Commercial Paper Rate plus 3.0% per annum, at the Company's option. Interest on outstanding borrowings is payable monthly in arrears. At December 31, 1998, the Company had borrowings of approximately $21.4 million outstanding under the Equipment Facility bearing interest at a rate of 8.5%. Subsequent to December 31, 1998, the Company has borrowed an additional $6.3 million. The Equipment Facility requires the Company to maintain compliance with certain financial ratios and make equal quarterly principal payments of one-sixteenth of the aggregate unpaid principal balance commencing on the first business day of January 2000 and continuing on the first business day of each succeeding calendar quarter thereafter up to and through the maturity date, except that the final payment due shall be in an amount equal to the entire remaining unpaid balance. The Company intends to use the Equipment Facility to fund the majority of its capital expenditure needs through August 1999.

     In February 1999, the Company sold its 30% interest in the Travel Channel for aggregate consideration of approximately $55 million and realized a gain of approximately $15 million. Of the consideration received, approximately $20.1 million was utilized to pay current obligations for cable distribution rights.

     The ratings for the Company's programming since the launch of PAX TV on August 31, 1998, have generally equaled or exceeded the Company's preliminary estimates. The Company's initial advertising revenues have been lower than operating expenses and as a result, the Company has experienced an operating deficit for this period. The Company believes that demand for television advertising was generally weak for this period and adversely affected revenues. The Company has implemented improvements to its sales and marketing strategies and procedures in order to address what management believes to be initial reluctance of certain advertisers to purchasing advertising time on PAX TV, which the Company believes is attributable in part to unfamiliarity with PAX TV and a lack of historical ratings and demographic data for PAX TV programming which many advertisers utilize in making their advertising purchases. Furthermore, a significant number of advertisers make commitments for their advertising expenditures on quarterly and calendar year cycles, and the Company believes that due to the recent launch of PAX TV and the other factors described above, many advertisers have not yet included PAX TV in making their advertising commitments. The Company believes reluctance by advertisers to purchase advertising in PAX TV will further decrease over time as more historical ratings data for PAX TV becomes available, advertisers become more familiar with PAX TV and PAX TV more fully participates in quarterly and annual cyclical advertising expenditure cycles. The Company has also implemented improvements to its newly developed proprietary sales and billing software system to address certain initial software system difficulties experienced since the launch of PAX TV which should improve the Company's ability to assess and respond to the marketplace and PAX TV's operations and to more effectively manage its advertising sales efforts. The Company believes that these measures should improve the effectiveness of its advertising sales efforts and should allow the Company to generate higher revenues over time that are more reflective of PAX TV's ratings performance to date.

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

     As of December 31, 1998, the Company's programming contracts require collective payments by the Company of approximately $345.4 million as follows (in thousands):

                                                       OBLIGATIONS
                                                           FOR         PROGRAM
                                                         PROGRAM       RIGHTS
                                                         RIGHTS      COMMITMENTS    TOTAL
                                                       -----------   -----------   --------
1999.................................................   $ 84,820      $ 14,363     $ 99,183
2000.................................................     69,393        21,210       90,603
2001.................................................     58,107        17,410       75,517
2002.................................................     25,428        13,322       38,750
2003.................................................      1,872        17,347       19,219
Thereafter through 2005..............................         --        22,147       22,147
                                                        --------      --------     --------
                                                        $239,620      $105,799     $345,419
                                                        ========      ========     ========

     The Company has also committed to purchase at similar terms additional future series episodes of its licensed programs should they be made available. The Company continues to evaluate additional programming purchases. The Company has taken steps to defer obligations on programming which it does not anticipate airing in the near term and is in discussion with certain programming distributors regarding measures which will reduce the Company's current programming obligations.

     As of December 31, 1998, obligations for cable distribution rights require collective payments by the Company of approximately $71.3 million over such periods as follows (in thousands):

1999........................................................  $50,914
2000........................................................   11,785
2001........................................................    6,169
2002........................................................    1,886
2003........................................................      180
Thereafter..................................................      358
                                                              -------
                                                              $71,292
Less: Amount representing interest..........................   (4,978)
                                                              -------
Present value of cable rights payable.......................  $66,314
                                                              =======

     During February the 1999 cable distribution rights commitments were reduced to $30.8 million after application of $20.1 million of the $55 million of total consideration received by the Company in connection with the February 1999 sale of its 30% interest in the Travel Channel. The Company is in discussions with certain cable MSO's regarding the reduction of its cash obligations for 1999 cable distribution rights in exchange for the Company's stock at a negotiated strike price.

     As of December 31, 1998, the Company had agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to, broadcast properties:

Anticipated to close in 1999................................  $ 47,449
Anticipated to close in 2000 and thereafter.................    61,641
                                                              --------
                                                              $109,090
                                                              ========

     The completion of such acquisitions or investments in broadcast properties is subject to a variety of factors and the satisfaction of various conditions, including the receipt of regulatory approvals and there can be no assurance that any of such investments will be completed. The Company has additional purchase commitments for two stations in the aggregate amount of approximately $36.4 million (net of advances and escrow deposits of approximately $5.4 million) for which management cannot estimate the closing date primarily as a result of delays in the receipt of FCC approval of the license transfer. These commitments relate to Channel 40 in Pittsburgh, Pennsylvania ($35 million), and Channel 61 in Mobile, Alabama ($6.8 million).

     In addition to operating performance, the Company's liquidity position is affected by its commitments to increase distribution through television station acquisitions and cable carriage agreements as well as the Company's ability to liquidate certain investments in broadcast properties and dispose of certain non-core assets. The Company is pursuing measures to improve its liquidity position during the next twelve months in order to continue to pursue its business strategy and to fund its operations and debt service. The measures the Company is pursuing include the sale of non-core assets (including several broadcasting stations), deferring or abandoning non-essential capital expenditures for improvements of existing properties, deferring or restructuring payments under cable carriage agreements, and continuing its efforts to reduce operating expenses. The Company also believes it will liquidate certain investments in broadcast properties in 1999. The Company believes that by implementing a combination of the foregoing measures, it should be able to preserve sufficient liquidity to address its working capital needs during the next twelve months. Should the Company's revenues during such period fall short of its current expectations, or should the Company fail to successfully implement one or more of the measures discussed above, the Company would likely be required to take other measures to address its liquidity position, including additional asset sales and operating expense reductions. In addition, the Company continually evaluates opportunities for raising additional capital through offerings of debt, equity and preferred stock. The Company cannot be sure that it will be able to successfully implement any such measures or that it will have sufficient liquidity to meet its needs during the next twelve months in the event its advertising revenues fall significantly short of its current expectations.

     The Company will likely require additional financing to pursue its business strategy and fund its capital requirements in the year 2000 and thereafter. The amount of additional financing needed could be increased to the extent that the Company pursues additional acquisitions or requires additional working capital as a result of higher than expected operating costs, lower than expected advertising revenues, additional programming rights obligations and payments under additional cable carriage agreements. The Company cannot be sure that it will be able to obtain additional financing on terms acceptable to it. If the Company fails to maintain sufficient liquidity to finance its future cash requirements, the Company's ability to pursue its business strategy during the year 2000 and thereafter could be adversely affected.

YEAR 2000 CONSIDERATIONS

     The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions to operation.

  State of Readiness

     The Company has identified four major categories of Year 2000 risk:

          (1) Software systems -- these include the Company's revenue system ("Traffic System"), financial system (e.g. general ledger, accounts payable, fixed assets, etc.), digital cable transmission and automation systems (for video servers);

          (2) Equipment with embedded chip technology -- these include "on-air" equipment (e.g., video servers, compression gear, transmitters, etc.), computer hardware and generators;

          (3) External vendors and suppliers -- these include satellite transmission operators, cable television operators, and other third parties whose system failures potentially could have a significant impact on the Company's operations; and

          (4) Facilities -- these include fire alarm systems, phone systems and access control systems.

     The Company has substantially completed its inventory of software systems and equipment and has identified external vendors and suppliers whose system failures could have a significant impact on the Company's operations. The Company has substantially completed its assessment and is in the process of completing the remediation of all mission-critical systems and equipment.

     In 1998, the Company replaced its Traffic System with a system that is Year 2000 compliant. The Company is currently replacing its financial system with a Year 2000 compliant system which is expected to be operational by June 30, 1999. The implementation of these new systems minimizes the possibility of Year 2000 issues significantly interrupting normal operations.

     The Company has already received assurances as to Year 2000 compliance from identified external vendors and suppliers and is currently evaluating their compliance programs.

     The objective of the Company is complete assessment, remediation, testing and certification of third party software for all mission-critical systems and components by June 30, 1999. Over the next few months as the Company receives more information on the extent of Year 2000 compliance by external vendors and third party suppliers, the nature of any contingency plans that may be needed will evolve.

     The Company is currently preparing contingency plans to identify and handle its worst case scenarios. It expects to complete these plans by June 30, 1999 in conjunction with the completion of its assessment, remediation, testing and certification phases.

  Risks and costs

     Based on its current efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on the results of its operations, liquidity, or financial condition. However, this assessment is dependent on the ability of third-party suppliers and others whose systems failures potentially could have an impact on the Company's operations to be Year 2000 compliant. Although the Company cannot control the conduct of external vendors and suppliers, the Company expects to reduce the Company's level of uncertainty and the adverse effect that any such failures may have.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on April 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on April 30, 1999.

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

          3. For Exhibits see Item 14(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.26, 10.27, 10.28, 10.157, 10.197, 10.198,
     10.199, 10.200, 10.201 and 10.202 of Item 14(c) below.

     (b) Reports on Form 8-K.

     None

     (c) List of Exhibits:

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 3.1.1      --  Certificate of Incorporation of the Company(2)
 3.1.2      --  Certificate of Designations of the Company's Junior
                Cumulative Compounding Redeemable Preferred Stock(2)
 3.1.4      --  Certificate of Designations of the Company's 12 1/2%
                Cumulative Exchangeable Preferred Stock(5)
 3.1.6      --  Certificate of Designation of the Company's 9 3/4% Series A
                Convertible Preferred Stock(15)
 3.1.7      --  Certificate of Designation of the Company's new 13 1/4%
                Cumulative Junior Exchangeable Preferred Stock(15)
 3.2        --  Bylaws of the Company(4)

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 4.1        --  Indenture dated as of September 28, 1995, by and between the
                Company, the guarantors named therein and The Bank of New
                York, as Trustee, with respect to the Senior Subordinated
                Notes(3)
 4.2        --  Indenture dated as of October 4, 1996, by and between the
                Company, the Guarantors named therein and the Bank of New
                York, as Trustee, with respect to the Exchange Debentures(5)
 4.3        --  Credit Agreement, dated as of December 19, 1995, among PCC, the Lenders named therein, and Union Bank, as Agent(3)
 4.3.1      --  Amended and Restated Credit Agreement, dated November 19,
                1996, among Paxson Communications Corporation, the Lenders named therein and Union Bank of California, N.A., as the
                Agent(8)
 4.3.2      --  Second amendment, dated May 2, 1997, with respect to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                Lenders named therein and Union Bank of California, N.A., as
                Agent(10)
 4.3.3      --  Third amendment, dated May 30, 1997, with respect to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                Lenders named therein and Union Bank of California, N.A., as
                Agent(11)
 4.3.4      --  Fourth amendment, dated September 25, 1997, with respect to the Amended and Restated Credit Agreement, dated as of
                November 19, 1996, among Paxson Communications Corporation, the Lenders named therein and Union Bank of California,
                N.A., as Agent(12)
 4.3.5      --  Credit agreement, dated July 11, 1997, among Travel Channel
                Acquisition Corporation, the several Lenders from Time to
                Time Parties Hereto and Union Bank of California, N.A., as
                the Agent(12)
 4.3.6      --  Fifth Amendment, dated as of October 31, 1997, to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                lenders from time to time party thereto and Union Bank of
                California, N.A., as agent(13)
 4.3.7      --  Sixth Amendment, dated March 11, 1998, with respect to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                Lenders from time to time party thereto and Union Bank of
                California, N.A., as Agent(13)
 9.1        --  Amended and Restated Stockholders Agreement, dated as of
                December 22, 1994, by and among the Company and certain
                stockholders thereof(2)
 9.2        --  Agreement, dated March 26, 1996, amending the Amended and
                Restated Stockholders Agreement, dated as of December 22,
                1994, by and among the Company and certain stockholders
                thereof and certain related agreements(4)
10.1        --  Securities Purchase Agreement, dated as of September 22,
                1995, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein(3)
10.2        --  Stock Purchase Agreement, dated as of December 15, 1993, by and among the Company and certain purchasers of the Company securities(2)
10.3        --  Stock Purchase Agreement, dated as of December 22, 1994, by and among the Company and certain purchasers of the Company securities(2)
10.4        --  Amended and Restated Stockholders Agreement, dated as of
                December 22, 1994, by and among the Company and certain
                stockholders thereof (incorporated by reference to Exhibit
                9.1)(2)
10.4.1      --  Agreement, dated March 26, 1996, amending the Amended and
                Restated Stockholders Agreement, by and among the Company
                and certain stockholders thereof and certain related
                agreements (incorporated by reference to Exhibit 9.2)(4)

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
10.5        --  Exchange and Consent Agreement, dated as of December 22,
                1994, by and among the Company and certain stockholders
                thereof(2)
10.26       --  Employment Agreement, dated as of June 30, 1994, by and between the Company and Lowell W. Paxson(1)
10.27       --  Paxson Communications Corp. Profit Sharing Plan(1)
10.28       --  Paxson Communications Corp. Stock Incentive Plan(1)
10.46       --  Non-compete Agreement, dated August 18, 1995, between the
                Company and Lowell W. Paxson(3)
10.54       --  Indenture, dated as of September 28, 1995, among the
                Company, the Guarantors named therein and The Bank of New
                York, as Trustee with respect to the Senior Subordinated
                Notes(3)
10.55       --  Original Note No. 1 for $115,000,000 CUSIP No. 704231-AA-7,
                with Guarantee of Guarantors listed therein(3)
10.56       --  Original Note No. 2 for $115,000,000, CUSIP No. 704231-AA-7,
                with Guarantee of Guarantors listed therein(3)
10.57       --  Form of New Note with Form of New Guarantee(3)
10.58       --  Registration Rights Agreement, dated as of September 28,
                1995, by and among the Company, the Guarantors named therein and each of the Purchasers referred to therein(3)
10.63       --  Loan Agreement, dated October 6, 1995, by and among Paxson
                Communications of Dayton-26, Inc. and Channel 26 of Dayton,
                Inc.(3)
10.64       --  Option Agreement, dated October 6, 1995, by and between
                Paxson Communications of Dayton-26, Inc. and Channel 26 of
                Dayton, Inc.(3)
10.74       --  Time Brokerage Agreement, dated January 31, 1996, by and between S&E Network, Inc. and Paxson Communications of San
                Juan, Inc. for television station WSJN-TV(4)
10.74.1     --  Stock Purchase Agreement, by and between S&E Network, Inc.
                and Paxson Communications of San Juan, Inc. for television station WSJN-TV(4)
10.83       --  Lease Agreement, dated June 14, 1994, between Paxson
                Communications of Tampa-66, Inc. and The Christian Network,
                Inc. for lease of production and distribution facilities at
                WFCT-TV(4)
10.128      --  Purchase Agreement, dated July 31, 1996, by and among
                America 51, L.P., Paxson Communications of Phoenix-51.,
                Inc., and Hector Garcia Salvatierra for Television Station
                Channel 51, Tolleson, Arizona(6)
10.130      --  Stock Purchase and Related Transactions, dated August 21,
                1996, between Paxson Communications of Little Rock-42, Inc.,
                Leininger-Geddes Partnership and Channel 42 of Little Rock,
                Inc. for Television Station KVUT(TV), Little Rock,
                Arkansas(6)
10.134      --  Loan Agreement, dated September 6, 1996, by and between
                Ponce-Nicasio Broadcasting, A Limited Partnership and Paxson
                Communications of Sacramento-29, Inc. for Television Station
                KCMY-TV, Sacramento, California(6)
10.135      --  Option Agreement, dated September 6, 1996, by and between
                Ponce-Nicasio Broadcasting, A Limited Partnership and Paxson
                Communications of Sacramento for Television Station KCMY-TV,
                Sacramento, California(6)
10.145      --  Stock Purchase Agreement, dated December 11, 1996, by and among Channel 64 of Scranton, Inc., Paxson Communication of
                Scranton-64, Inc. and Ted Ehrhardt D/B/A Ehrhardt
                Broadcasting(8)

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
10.146      --  Asset Purchase Agreement, dated February 19, 1997, by and between Paxson Communications of Ft. Pierce-34, Inc., and
                Paramount Stations Group, Inc. for Television Station
                WTVX(TV), Ft. Pierce, Florida(8)
10.147      --  Promissory Note, dated February 12, 1997, by and between
                Roberts Broadcasting of Hartford, L.L.C. and Paxson
                Communications of New London-26, Inc. for Television Station
                WTWS (TV), New London, Connecticut(8)
10.147.1    --  Time Brokerage Agreement, dated February 12, 1997, by and between Roberts Broadcasting of Hartford, L. L. C. and
                Paxson Communications of New London-26, Inc. for Television
                Station WTWS(TV), New London, Connecticut(8)
10.147.2    --  Amendment to Asset Purchase Agreement, dated December 16,
                1996, by and among Roberts Broadcasting of Hartford, L.L.P.,
                Paxson Communications of New London-26, Inc., and Paxson New
                London License, Inc.(8)
10.148      --  Amended and Restated Promissory Note, dated April 16, 1996, by and between Ocean State Television, L. L. C. and Paxson
                Communications of Providence-69, Inc.(8)
10.150      --  Partnership Interest Purchase Agreement, dated February 14,
                1997, by and among DP Media, Inc., Roberts Broadcasting,
                L.L.C., and Roberts Broadcasting company of Raleigh-Durham,
                L.P.(8)
10.151      --  Option Purchase Agreement, dated February 14, 1997, by and between Paxson Communications of Raleigh-Durham-47, Inc.,
                and D P. Media, Inc.(8)
10.153      --  Asset Purchase Agreement, dated March 13, 1997, by and among
                Paxson Communications of Detroit-31, Inc. and Blackstar
                Communications, Inc. for Television Stations WBSX(TV) and
                W48AV(8)
10.154      --  Asset Purchase Agreement, dated March 25, 1997, by and between Paxson Communications of West Palm Beach-25, Inc.
                and The Hearst Corporation, for Television Station WPBF(TV),
                West Palm Beach, Florida(8)
10.155      --  Purchase and Sale of Option, dated March 26, 1997, by and between Paxson Communications of Cleveland-7, Inc., and
                Global Broadcasting Systems, Inc. for Television Station
                WOAC(TV), Cleveland, Ohio(8)
10.155.1    --  Purchase and Sale of Option, dated March 26, 1997, by and between Paxson Communications of Atlanta-14, Inc., and
                Global Broadcasting Systems, Inc. for Television Station
                WNGM(TV), Atlanta, Georgia(8)
10.156      --  Asset purchase agreement, dated March 21, 1997, by and between Whitehead Media of Florida, Inc., Whitehead
                Broadcasting of Florida, Inc. and Paxson Communications of
                Ft. Pierce-34, Inc. for Television Station WTVX(TV), Ft.
                Pierce, Florida(8)
10.157      --  Paxson Communications Corporation 1996 Stock Incentive
                Plan(7)
10.158      --  Loan agreement, dated March 26, 1996, by and between Paxson
                Communications Corporation and Cocola Media Corporation of
                San Francisco for television station KWOK-TV, Novato,
                California(10)
10.159      --  Asset purchase agreement, dated April 1, 1997, by and
                between Paxson Communications Corporation and The Kralowec
                Children's Family Trust and KKAK-TV, Inc. for television
                station KKAG(TV), Porterville, California(10)
10.160      --  Asset purchase agreement, dated May 5, 1997, by and among
                Paxson Communications of Cedar Rapids-48, Inc., Fant
                Broadcasting Company of Iowa, Inc. and Paxson Communications
                Corporation for television station KTVC-TV, Cedar Rapids,
                Iowa(10)
10.161      --  Asset purchase agreement, dated April 15, 1997, by and among
                Paxson Communications of Buffalo-51, Inc., Fant Broadcasting
                of New York, L.L.C., Anthony Fant and Paxson Communications
                Corporation for television station WAQF-TV(10)

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
10.162      --  Assignment and acceptance agreement, dated April 18, 1997, among WQED Pittsburgh and Paxson Communications of
                Pittsburgh-40, Inc.(10)
10.163      --  Merger agreement, dated April 29, 1997, among WPBF Merger,
                Inc. and WPBF License, Inc. and Paxson Communications of
                West Palm Beach-25, Inc. and Paxson West Palm Beach License,
                Inc.(9)
10.163.1    --  Paxson Communications of West Palm Beach-25, Inc. and Paxson
                West Palm Beach License, Inc. Subordinated Promissory Note,
                dated April 29, 1997(9)
10.163.2    --  Time brokerage agreement, dated April 29, 1997, by and between Paxson Communications of West Palm Beach-25, Inc., and Paxson West Palm Beach License, Inc., and Paxson
                Communications of Florida, Inc.(9)
10.164      --  Asset purchase agreement, dated April 22, 1997, by and between Paxson Communications of Miami-35, Inc. and Channel
                35 of Miami, Inc.(10)
10.165      --  Asset purchase agreement, dated April 22, 1997, by and between Paxson Communications of Tampa-66, Inc. and Channel
                66 of Tampa, Inc.(10)
10.166      --  Asset purchase agreement, dated April 30, 1997, by and between Paxson Communications of Green Bay-14, Inc. and VCY
                America, Inc. for television station WSCO(TV), Green Bay,
                Wisconsin(10)
10.167      --  Asset purchase agreement, dated May 12, 1997, by and between the Company, Paxson Communications of New York City, ITT-Dow
                Jones Television, ITT Corporation and Dow Jones & Company
                for Television Station WBIS(TV), New York City, New York(10)
10.167.1    --  Time brokerage agreement, dated May 1997, by and between
                ITT-Dow Jones Television and Paxson Communications of New
                York-31, Inc. for Television Station WBIS(TV), New York
                City, New York(10)
10.168      --  Construction Agreement, dated December 23, 1996, between
                WHCT Broadcasting, Inc., and Paxson Communications of
                Hartford-18, Inc. for WHCT(TV), Channel 18, Hartford,
                Connecticut(11)
10.169      --  Asset Purchase Agreement, dated April 11, 1997, by and between Roberts Broadcasting of Cookeville, L.L.C. and
                Paxson Communications of Nashville-28, Inc.(11)
10.170      --  Amended and Restated Asset Purchase Agreement, dated April
                15, 1997, by and among Paxson Communications of Buffalo-51,
                Inc., Fant Broadcasting Company of New York, L.L.C., Anthony
                Fant and Paxson Communications Corporation(11)
10.171      --  Asset Purchase Agreement, dated May 14, 1997, by and between
                Paxson Communications of West Palm Beach, Inc. and American
                Radio Systems Corporation(11)
10.172      --  Option Agreement, dated May 20, 1997, by and between Paxson
                Communications of Honolulu-66, Inc. and Dove Broadcasting
                Company of Hawaii, Inc. for television station KAPA(TV),
                Kaneohe, Hawaii(11)
10.172.1    --  Loan Agreement, dated May 20, 1997, by and among Paxson
                Communications of Honolulu-66, Inc., and Dove Broadcasting
                Company of Hawaii(11)
10.173      --  Asset Purchase Agreement, dated May 28, 1997, by and among
                Paxson Communications of Roanoke-38, Inc., Vine and Branch,
                Inc. and Evangel Foursquare Church for television station
                WEFC, Roanoke, Virginia(11)
10.174      --  Loan Agreement, dated June 10, 1997, by and between Paxson
                Communications of Boston-46, Inc. and Channel 46 of Boston,
                Inc. for television station WHRC(TV), Norwell,
                Massachusetts(11)
10.175      --  Asset Acquisition Agreement, dated June 13, 1997, by and among Landmark Communications, Inc., The Travel Channel,
                Inc., and Paxson Communications(11)

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
10.176      --  Asset Purchase Agreement, dated June 23, 1997, by and
                between Paxson Communications of Orlando-56, Inc. and
                Channel 56 of Orlando, Inc.(11)
10.177      --  Loan Agreement, dated June 30, 1997, by and between Roberts
                Broadcasting Company of Albuquerque and Paxson
                Communications of Albuqurque-14, Inc. relating to television station (Channel 14), Albuquerque, New Mexico(11)
10.178      --  Asset Purchase Agreement, dated June 25, 1997, by and
                between John W. Hyde, as Chapter 11 Trustee of the Chapter
                11 Debtor Estate of Riklis Broadcasting Corporation, AKA
                KADY-TV, AKA Pacific Rim Video and Paxson Communications of
                Los Angeles-63, Inc.(11)
10.179      --  Asset Purchase Agreement, dated August 25, 1997, by and among Paxson Communications Corporation, Clear Channel
                Metroplex, Inc., Clear Channel Metroplex Licenses, Inc. and
                Clear Channel Communications, Inc. (filed as exhibit 2.1
                with the Company's Form 8-K, dated October 1, 1997 and
                incorporated herein by reference)
10.180      --  Asset Purchase Agreement, dated August 25, 1997, by and among Paxson Communications Corporation, L. Paxson, Inc.,
                Clear Channel Metroplex, Inc., Clear Channel Metroplex
                Licenses, Inc. and Clear Channel Communications, Inc. (filed as exhibit 2.2 with the Company's Form 8-K, dated October 1,
                1997, and incorporated herein by reference)
10.181      --  Asset Purchase Agreement, dated August 29, 1997, by and among Paxson Communications of Fayetteville-62, Inc.,
                Fayetteville-Cumberland Telecasters, Inc.,
                Fayetteville-Cumberland Telecasters Inc.,
                Debtor-in-Possession, and Poplar Apartments Limited
                Partnership for Television station WFAY, Fayetteville, North
                Carolina(12)
10.182      --  Stock Purchase Agreement, dated September 2, 1997, by and among Channel 29 of Charleston, Inc., Paxson Communications of Charleston-29, Inc. and Mountaineer Broadcasting
                Corporation and William L. Kepper(12)
10.183      --  Stock Purchase Agreement, dated September 9, 1997, by and among Channel 46 of Tucson, Inc., Paxson Communications of
                Tucson-46, Inc. and Sungilt Corporation, Inc.(12)
10.184      --  Asset Purchase Agreement, dated October 16, 1997, by and between Paxson Communications Corporation and Channel 49
                Acquisition Corporation for television station WJCB-TV,
                Norfolk, Virginia(12)
10.185      --  Asset Purchase Agreement, dated October 24, 1997, between
                Universal Outdoor, Inc. and Paxson Communications
                Corporation(12)
10.186      --  Option Agreement, dated November 14, 1997, by and between
                Paxson Communications Corporation and Flinn Broadcasting
                Corporation for Television station WCCL-TV, New Orleans,
                Louisiana(13)
10.187      --  Option Agreement, dated November 14, 1997, by and between
                Paxson Communications Corporation and Flinn Broadcasting
                Corporation for Television station WFBI-TV, Memphis,
                Tennessee(13)
10.188      --  Asset Purchase Agreement, dated January 26, 1998, by and among DP Media of Milwaukee, Inc., Paxson Communications of
                Milwaukee-55, Inc. and Paxson Milwaukee License, Inc. for
                Television station WPXE(TV), Kenosha, Wisconsin(13)
10.189      --  Asset and Stock Purchase and Option Grant Agreement, dated as of November 14, 1997, by and among ValueVision
                International, Inc., VVI Seattle, Inc., VVI LPTV, Inc., VVI
                Spokane, Inc., VVI Tallahassee, Inc. and Paxson
                Communications Corporation(13)
10.190      --  Limited Liability Company Agreement of The Travel Channel,
                L.L.C. dated as of November 24, 1997(13)

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
10.191      --  Asset Purchase Agreement, dated as of November 24, 1997, by and among Travel Channel Acquisition Corporation, Project
                Discovery, Inc., Paxson Communications Corporation and
                Discovery Communications, Inc.(13)
10.192      --  Guaranty Agreement, dated as of November 24, 1997, made by
                Discovery Communications, Inc., in favor of Travel Channel
                Acquisition Corporation(13)
10.193      --  Asset Exchange Agreement, dated January 26, 1998, by and among Paxson Communications of Chicago-38, Inc., Christian
                Communications of Chicagoland, Inc., and Paxson
                Communications Corporation(13)
10.193.1    --  Programming Agreement by and between Paxson Communications of Chicago-38, Inc. and Christian Communications of
                Chicagoland Inc.(13)
10.194      --  Asset Purchase Agreement, dated March 19, 1998, by and between Paxson Communications of Atlanta-14, Inc. and SKMD
                Broadcasting Partnership and USA Station Group of Maryland,
                Inc.(14)
10.196      --  Membership Purchase Agreement, dated January 14, 1998, by and among Dr. Joseph A. Zavaletta, South Texas Vision,
                L.L.C., Paxson Communications of San Antonio-26, Inc., and
                Paxson Communications Corporation for television station
                Channel 26, Uvalde, Texas(14)
10.197      --  Employment Agreement, dated as of June 11, 1998, by and between the Company and Jeffrey Sagansky(16)
10.198      --  Employment Agreement, dated as of June 11, 1998, by and between the Company and James B. Bocock(16)
10.199      --  Employment Agreement, dated as of June 11, 1998, by and between the Company and Dean M. Goodman(16)
10.200      --  Employment Agreement, dated as of June 11, 1998, by and between the Company and J. Jay Hoker(16)
10.201      --  Employment Agreement, dated as of June 11, 1998, by and between the Company and Arthur D. Tek(16)
10.202      --  Paxson Communications Corporation 1998 Stock Incentive
                Plan(15)
10.203      --  Interest Transfer Agreement, dated February 4, 1999, between
                Discovery Communications, Inc., Project Discovery, Inc., The
                Travel Channel, LLC, Discovery Ventures, LLC, Paxson
                Communications Corporation and Travel Channel Acquisition
                Corporation
10.204      --  Asset Purchase Agreement by and among Paxson Communications of New York-43, Inc. and Paxson New York License, Inc. and
                Shop at Home, Inc. dated as of February 26, 1999
21          --  Subsidiaries of the Company
23          --  Consent of PricewaterhouseCoopers LLP
27          --  Financial Data Schedule (for SEC use only)
99.1        --  Tax Exemption Savings Agreement between the Company and The
                Christian Network, Inc., dated May 15, 1994(4)

---------------

 (1) Filed with the Company's Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416 and incorporated herein by reference.
 (2) Filed with the Company's Annual Report on Form 10-K, dated March 31, 1995, and incorporated herein by reference.
 (3) Filed with the Company's Registration Statement on Form S-4, as amended, filed January 23, 1996, Registration No. 33-63765 and incorporated herein by reference.
 (4) Filed with the Company's Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473 and incorporated herein by reference.

 (5) Filed with the Company's Registration Statement on Form S-3, as amended, filed August 15, 1996, Registration No. 333-10267 and incorporated herein by reference.
 (6) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1996, and incorporated herein by reference.
 (7) Filed with the Company's Registration Statement on Form S-8, filed January 22, 1997, Registration No. 333-20163 and incorporated herein by reference.
 (8) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1996, and incorporated herein by reference.
 (9) Filed with the Company's Report on Form 8-K dated April 29, 1997, under
     Item 7. Financial Statements and Exhibits and incorporated herein by reference.
(10) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 1997, and incorporated herein by reference.
(11) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 1997, and incorporated herein by reference.
(12) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1997, and incorporated herein by reference.
(13) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1997, and incorporated herein by reference.
(14) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 1998 and incorporated herein by reference.
(15) Filed with the Company's Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641 and incorporated herein by reference.
(16) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 1998, and incorporated herein by reference.

     (d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial statements beginning on page F-1 of this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm
Beach, State of Florida, on           .

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                /s/ JEFFREY SAGANSKY                   Chief Executive Officer,         March 9, 1999
-----------------------------------------------------    President and Director
                  Jeffrey Sagansky                       (Principal Executive Officer)

                  /s/ ARTHUR D. TEK                    Vice President, Chief Financial  March 9, 1999
-----------------------------------------------------    Officer and Director
                    Arthur D. Tek                        (Principal Financial Officer)

               /s/ KENNETH M. GAMACHE                  Vice President and Controller    March 9, 1999
-----------------------------------------------------    (Principal Accounting
                 Kenneth M. Gamache                      Officer)

                /s/ LOWELL W. PAXSON                   Chairman of the Board, Director  March 9, 1999
-----------------------------------------------------
                  Lowell W. Paxson

              /s/ WILLIAM E. SIMON, JR.                Vice Chairman, Director          March 9, 1999
-----------------------------------------------------
                William E. Simon, Jr.

                 /s/ JAMES B. BOCOCK                   Co-President, Director           March 9, 1999
-----------------------------------------------------
                   James B. Bocock

                /s/ BRUCE L. BURNHAM                   Director                         March 9, 1999
-----------------------------------------------------
                  Bruce L. Burnham

               /s/ JAMES L. GREENWALD                  Director                         March 9, 1999
-----------------------------------------------------
                 James L. Greenwald

                       PAXSON COMMUNICATIONS CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                 PAGE
                                                              ----------
Report of Independent Certified Public Accountants..........     F-2
Consolidated Balance Sheets.................................     F-3
Consolidated Statements of Operations.......................     F-4
Consolidated Statement of Changes in Common Stockholders'
  Equity....................................................     F-5
Consolidated Statements of Cash Flows.......................  F-6 -- F-7
Notes to Consolidated Financial Statements..................  F-8 -- F-33
Financial Statement Schedule -- Schedule II-Valuation and
  Qualifying Accounts.......................................     F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Paxson Communications Corporation

     In our opinion, the consolidated financial statements referred to under Items 14(a)(1) and (2) on page 28 and listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Paxson Communications Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Fort Lauderdale, Florida
February 26, 1999

                       PAXSON COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   49,440   $   82,641
  Restricted cash and short-term investments................      18,096       17,000
  Accounts receivable, less allowance for doubtful accounts
    of $3,953 and $912, respectively........................      21,391        4,814
  Program rights............................................      81,867           --
  Prepaid expenses and other current assets.................       2,947        2,766
                                                              ----------   ----------
         Total current assets...............................     173,741      107,221
Cash held by qualified intermediary.........................          --      418,950
Property and equipment, net.................................     178,975      105,897
Intangible assets, net......................................     827,973      205,400
Program rights, net.........................................     214,331           --
Investments in broadcast properties.........................      74,683       72,762
Investment in cable network.................................      42,531       58,974
Other assets, net...........................................      30,552       87,909
                                                              ----------   ----------
         Total assets.......................................  $1,542,786   $1,057,113
                                                              ==========   ==========
 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $   25,738   $   11,305
  Accrued interest..........................................       8,391        8,476
  Obligations for cable distribution rights.................      50,914           --
  Obligations for program rights............................      84,820           --
  Income taxes payable......................................       1,542           --
  Current portion of long-term debt.........................         529          496
                                                              ----------   ----------
         Total current liabilities..........................     171,934       20,277
Deferred income taxes.......................................      58,109       95,747
Deferred gain...............................................          --       12,100
Obligations for program rights, net of current portion......     154,800           --
Obligations for cable distribution rights, net of current
  portion...................................................      15,400           --
Long-term debt..............................................     145,164      122,299
Senior subordinated notes, net..............................     228,305      227,959
Mandatorily redeemable preferred stock......................     521,401      210,987
Commitments and contingencies (Note 19).....................          --           --
Class A common stock, $0.001 par value; one vote per share;
  150,000,000 shares authorized, 52,608,765 and 50,701,600
  shares issued and outstanding.............................          53           51
Class B common stock, $0.001 par value; ten votes per share;
  35,000,000 shares authorized and 8,311,639 shares issued
  and outstanding...........................................           8            8
Class A and B common stock warrants.........................       1,582        2,316
Stock subscription notes receivable.........................      (2,813)      (2,813)
Additional paid-in capital..................................     318,935      285,796
Deferred option plan compensation...........................     (16,728)      (2,205)
(Accumulated deficit) retained earnings.....................     (53,364)      84,591
                                                              ----------   ----------
         Total liabilities, mandatorily redeemable preferred
          stock and common stockholders' equity.............  $1,542,786   $1,057,113
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
Advertising revenues....................................  $   134,196   $    88,421   $    62,333
                                                          -----------   -----------   -----------
Expenses:
  Operating.............................................       58,139        13,993         7,619
  Selling, general and administrative...................      135,467        44,288        35,177
  Time brokerage and affiliation fees...................       15,699        16,961         3,568
  Stock-based compensation..............................       10,413         3,370         6,976
  Compensation associated with Paxson Radio asset
     sales..............................................           --         9,700            --
  Depreciation and amortization.........................       50,009        22,044        12,888
                                                          -----------   -----------   -----------
                                                              269,727       110,356        66,228
                                                          -----------   -----------   -----------
Operating loss..........................................     (135,531)      (21,935)       (3,895)
Other income (expense):
  Interest expense......................................      (41,906)      (37,728)      (31,526)
  Interest income.......................................       14,992         9,495         6,742
  Other expenses, net...................................       (2,744)       (5,722)       (1,757)
  Gain on sale of television stations...................       51,603            --            --
  Equity in loss of unconsolidated investment...........      (13,273)       (2,493)           --
                                                          -----------   -----------   -----------
Loss from continuing operations before income tax
  benefit...............................................     (126,859)      (58,383)      (30,436)
Income tax benefit......................................       37,389        21,879            --
                                                          -----------   -----------   -----------
Loss from continuing operations.........................      (89,470)      (36,504)      (30,436)
                                                          -----------   -----------   -----------
Discontinued operations:
  (Loss) income from discontinued operations, net of
     applicable income taxes............................           --        (3,555)        4,217
  Gain on disposal of discontinued operations, net of
     applicable income taxes............................        1,182       254,748            --
                                                          -----------   -----------   -----------
                                                                1,182       251,193         4,217
                                                          -----------   -----------   -----------
Net (loss) income.......................................      (88,288)      214,689       (26,219)
Dividends and accretion on redeemable preferred stock
  and common stock warrants.............................      (49,667)      (26,277)      (21,908)
                                                          -----------   -----------   -----------
Net (loss) income attributable to common stock..........  $  (137,955)  $   188,412   $   (48,127)
                                                          ===========   ===========   ===========
Basic and diluted (loss) earnings per share:
Loss from continuing operations.........................  $     (2.31)  $     (1.17)  $     (1.20)
Discontinued operations.................................         0.02          4.67          0.10
                                                          -----------   -----------   -----------
Net (loss) income.......................................  $     (2.29)  $      3.50   $     (1.10)
                                                          ===========   ===========   ===========
Weighted average shares outstanding.....................   60,360,384    53,808,472    43,836,526
                                                          ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     CLASS
                                                    A AND B    CLASS C       STOCK                      DEFERRED       RETAINED
                                  COMMON STOCK       COMMON     COMMON    SUBSCRIPTION   ADDITIONAL      OPTION        EARNINGS
                                -----------------    STOCK      STOCK        NOTES        PAID-IN         PLAN       (ACCUMULATED
                                CLASS A   CLASS B   WARRANTS   WARRANTS    RECEIVABLE     CAPITAL     COMPENSATION     DEFICIT)
                                -------   -------   --------   --------   ------------   ----------   ------------   ------------
Balance at December 31,
  1995........................    $26       $ 8                $ 5,339      $  (116)      $ 34,342      $ (1,384)     $ (55,694)
Release of put option on Class
  A and B common stock
  warrants....................                      $ 9,116
Issuance of common stock, net
  of issuance costs of
  $10,000.....................     10                                                      154,790
Exercise of Class A, B and C
  common stock warrants.......      4                (2,254)    (3,003)                      5,254
Stock issued for Todd
  Communications
  acquisition.................                                                               1,535
Deferred option plan
  compensation................                                                              12,933       (12,933)
Stock-based compensation......                                                                             7,919
Stock options exercised.......                                                                 768
Increase in stock subscription
  receivable..................                                               (1,873)
Repayment of stock
  subscription notes
  receivable..................                                                  116
Dividends on redeemable
  preferred stock.............                                                                                          (13,223)
Accretion on redeemable
  preferred stock.............                                                                                           (6,034)
Accretion on Class A and B
  common stock warrants.......                                                                                           (2,651)
Net loss......................                                                                                          (26,219)
                                  ---       ---     -------    -------      -------       --------      --------      ---------
Balance at December 31,
  1996........................     40         8       6,862      2,336       (1,873)       209,622        (6,398)      (103,821)
Stock issued for
  acquisitions................      6                                                       66,119
Exercise of Class A, B and C
  common stock warrants.......      4                (4,546)    (2,336)                      6,878
Deferred option plan
  compensation................                                                               2,263        (2,263)
Stock-based compensation......                                                                             6,456
Stock options exercised.......      1                                                          914
Increase in stock subscription
  notes receivable............                                                 (940)
Dividends on redeemable
  preferred stock.............                                                                                          (24,943)
Accretion on redeemable
  preferred stock.............                                                                                           (1,334)
Net income....................                                                                                          214,689
                                  ---       ---     -------    -------      -------       --------      --------      ---------
Balance at December 31,
  1997........................     51         8       2,316         --       (2,813)       285,796        (2,205)        84,591
Stock issued for
  acquisitions................      1                                                        5,249
Issuance of common stock
  warrants....................                        1,582
Exercise of Class A, B and C
  common stock warrants.......      1                (2,316)                                 2,315
Deferred option plan
  compensation................                                                              24,314       (24,314)
Stock-based compensation......                                                                             9,791
Stock options exercised.......                                                               1,261
Dividends on redeemable and
  convertible preferred
  stock.......................                                                                                          (47,399)
Accretion on redeemable
  preferred stock.............                                                                                           (2,268)
Net loss......................                                                                                          (88,288)
                                  ---       ---     -------    -------      -------       --------      --------      ---------
Balance at December 31,
  1998........................    $53       $ 8     $ 1,582    $    --      $(2,813)      $318,935      $(16,728)     $ (53,364)
                                  ===       ===     =======    =======      =======       ========      ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1998        1997         1996
                                                              ---------   ---------   ----------
Cash flows from operating activities:
  Net (loss) income.........................................  $(88,288)   $214,689    $ (26,219)
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
    Depreciation and amortization...........................    50,009      35,511       25,975
    Stock-based compensation................................    10,413       6,456        7,919
    Program rights amortization.............................    31,422         704        1,382
    Payments for cable distribution rights..................   (19,905)         --           --
    Program rights payments and deposits....................   (62,076)    (37,485)      (1,425)
    Provision for doubtful accounts.........................     4,214       2,011        1,288
    Deferred income tax benefit.............................   (42,143)    (21,879)          --
    Loss on sale or disposal of assets......................     3,852       3,794          182
    Gain on sale of television stations.....................   (51,603)         --           --
    Equity in loss of unconsolidated investment.............    13,273       2,493           --
    Gain on disposal of discontinued operations, net........    (1,182)   (254,748)          --
    Changes in assets and liabilities:
      Increase in restricted cash and short-term
         investments........................................    (1,096)    (17,000)          --
      (Increase) decrease in accounts receivable............   (20,791)      5,173      (13,422)
      Increase in prepaid expenses and other current
         assets.............................................      (188)     (1,632)      (1,742)
      Decrease (increase) in other assets...................     2,050      (5,353)      (1,887)
      Increase (decrease) in accounts payable and accrued
         liabilities........................................    20,002     (10,591)       5,646
      (Decrease) increase in accrued interest...............       (85)      1,816         (248)
      Increase in current income taxes payable..............     1,542          --           --
                                                              --------    --------    ---------
         Net cash used in operating activities..............  (150,580)    (76,041)      (2,551)
                                                              --------    --------    ---------
Cash flows from investing activities:
  Acquisitions of broadcasting properties...................  (591,368)   (253,805)    (186,662)
  Increase in investments in broadcast properties...........   (15,659)     (8,026)     (32,105)
  Decrease (increase) in deposits on broadcast properties...    29,399     (26,917)      (3,282)
  Decrease (increase) in cash held by qualified
    intermediary............................................   418,950    (418,950)          --
  Purchases of property and equipment.......................   (82,922)    (44,474)     (36,709)
  Distribution received from (made to) unconsolidated
    investment..............................................     3,170      (5,342)          --
  Proceeds from sales of discontinued operations............     1,000     721,978           --
  Proceeds from sales of broadcast properties...............    68,944      13,764          228
                                                              --------    --------    ---------
         Net cash used in investing activities..............  (168,486)    (21,772)    (258,530)
                                                              --------    --------    ---------
Cash flows from financing activities:
  Proceeds from issuance of redeemable preferred stock,
    net.....................................................   261,706          --      143,197
  Proceeds from issuance of common stock, net...............        --          --      154,800
  Proceeds from issuance of long-term debt..................    23,411     120,000       17,700
  Repayments of long-term debt..............................      (513)     (1,270)     (28,230)
  Payment of loan origination costs.........................        --          --       (2,986)
  Redemption of Senior and Series B preferred stock.........        --          --      (28,456)
  Proceeds from exercise of common stock options, net.......     1,261         915          493
  Increase in stock subscription notes receivable...........        --        (940)      (1,873)
  Repayment of stock subscription notes receivable..........        --          --          116
                                                              --------    --------    ---------
         Net cash provided by financing activities..........   285,865     118,705      254,761
                                                              --------    --------    ---------
(Decrease) increase in cash and cash equivalents............   (33,201)     20,892       (6,320)
Cash and cash equivalents, beginning of year................    82,641      61,749       68,069
                                                              --------    --------    ---------
Cash and cash equivalents, end of year......................  $ 49,440    $ 82,641    $  61,749
                                                              ========    ========    =========

                       PAXSON COMMUNICATIONS CORPORATION

                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1998        1997         1996
                                                              ---------   ---------   ----------
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $ 38,849    $ 33,896    $  28,342
                                                              ========    ========    =========
  Cash paid for income taxes................................  $  2,239    $    975    $      --
                                                              ========    ========    =========
Non-cash operating, investing and financing activities:
  Accretion of discount on senior subordinated notes........  $    346    $    304    $     280
                                                              ========    ========    =========
  Issuance of common stock in connection with
    acquisitions............................................  $  5,250    $ 66,125    $   1,535
                                                              ========    ========    =========
  Note payable incurred for WYPX acquisition................  $     --    $     --    $   1,650
                                                              ========    ========    =========
  Dividends accrued on redeemable preferred stock...........  $ 47,399    $ 24,943    $  12,273
                                                              ========    ========    =========
  Discount accretion on redeemable securities...............  $  2,268    $  1,334    $   9,635
                                                              ========    ========    =========
  Sale of broadcast property for note receivable............  $     --    $ 15,000    $      --
                                                              ========    ========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Paxson Communications Corporation (the "Company"), a Delaware corporation, was organized in December 1993. The Company owns and operates television stations nationwide, and on August 31, 1998, launched PAX TV. PAX TV is the brand name for the programming that the Company broadcasts through its owned, operated and affiliated television stations, as well as certain cable system affiliates. The Company also broadcasts long form paid programming in the form of infomercials.

     During 1998, the Company acquired the assets of twenty six television stations (including construction permits), for total consideration of approximately $591.4 million. During 1997, the Company acquired the assets of seventeen television stations, for total consideration of approximately $120.3 million. The Company broadcasts PAX TV via a total of 104 owned, operated or affiliated stations. The Company also owned a 30% interest in The Travel Channel, L.L.C. ("The Travel Channel"), a cable television network joint venture with Discovery Communications, Inc. In February 1999, the Company sold its 30% interest in The Travel Channel (see Note 3).

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company accounts for its investment in The Travel Channel under the equity method of accounting. All intercompany balances and transactions have been eliminated.

     Two former business segments, Paxson Radio and Paxson Network-Affiliated Television, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented as a result of the Company's sale of these operations during 1997 (see Note 2).

     During 1998, the Company sold its interests in stations WPXE, WNGM and WOAC for aggregate consideration of approximately $79.5 million and realized a gain of approximately $51.6 million. Of the proceeds received, approximately $17.6 million was used to exercise the Company's options to acquire WOAC and WNGM.

     Certain reclassifications have been made to prior year's financial statements to conform with the 1998 presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are highly liquid investments with original maturities of three months or less. At December 31, 1998 and 1997, approximately $33 million and $79 million, respectively, of securities were included in cash and cash equivalents. All such securities were classified as trading and consisted of money market accounts, commercial paper and overnight repurchase agreements.

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     Restricted cash and short-term investments consist of cash and other liquid securities held in an escrow account to be applied to the payment of interest due in connection with the Company's senior credit facility (see Note 11).

CASH HELD BY QUALIFIED INTERMEDIARY

     At December 31, 1997, the Company had placed a portion of the proceeds received from the Paxson Radio segment sale with a qualified intermediary in order to reinvest such proceeds and, to the extent reinvested, qualify for tax deferred exchange treatment in connection with such sale. All but approximately $66 million of these funds were reinvested in broadcast property acquisitions during the first quarter of 1998. At December 31, 1997 all cash held by qualified intermediary was recorded as long-term.

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

INTANGIBLE ASSETS

     Intangible assets are capitalized at cost and amortized using the straight line method over their estimated useful lives as follows (see Note 6):

FCC licenses and goodwill...................................           25 years
Cable distribution rights...................................  Generally 7 years
Covenants not to compete....................................  Generally 3 years
Favorable lease and other contracts.........................      Contract term

INVESTMENTS IN BROADCAST PROPERTIES

     Investments in broadcast properties represent the Company's financing of television station acquisitions by third party licensees, purchase options or other investments in entities owning television broadcasting stations or construction permits. In connection with a number of these agreements, the Company has obtained the right to provide programming for the related stations pursuant to time brokerage agreements ("TBAs") and has options to purchase certain of the related station assets and Federal Communications Commission ("FCC") licenses at various amounts and terms (see Notes 8 and 19).

PROGRAM RIGHTS

     Program rights are carried at the lower of unamortized cost or estimated net realizable value. Program rights and the related liabilities are recorded at the contractual amounts when the programming is available to air, and are amortized over the licensing agreement term using the straight line per run method. The estimated costs of programming which will be amortized during the next year are included in current assets; program rights obligations which will be paid within the next year are included in current liabilities.

CABLE DISTRIBUTION RIGHTS

     The Company has agreements under which it receives cable carriage of its PAX TV programming on certain cable systems in markets not currently served by the Company's broadcast television station group. The Company pays fees based on the number of cable television subscribers reached and in certain instances provides local advertising airtime during PAX TV programming. Cable distribution rights are recorded at the present value of the Company's future obligation when the Company receives affidavits of subscribers delivered. Cable distribution rights are amortized over seven years using the straight line method. Obligations for cable distribution rights which will be paid within the next year are included in current liabilities.

                       PAXSON COMMUNICATIONS CORPORATION

LONG-LIVED ASSETS

     The Company reviews long-lived assets, identifiable intangibles and goodwill and reserves for impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable.

REVENUE RECOGNITION

     Revenue is recognized as commercial spots are aired and air time is provided.

TIME BROKERAGE AGREEMENTS

     The Company operates certain stations under TBAs whereby the Company has agreed to provide the station with programming and sells and retains all advertising revenue during such programming. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with FCC policies. The Company pays a fixed fee to the station owner as well as certain expenses of the station and performs other functions. The Company currently operates nine stations under TBAs which expire from 2000 through 2006. The financial results of TBA operated stations are included in the Company's statements of operations from the date of commencement of the TBA.

STOCK-BASED COMPENSATION

     The Company's employee stock option plans are accounted for using the intrinsic value method. Stock-based compensation to non-employees is accounted for using the fair market value method. The Company also provides disclosure of certain pro forma information as if the Company's employee stock option plans were accounted for using the fair market value method (see Note 14).

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

     At December 31, 1998, 1997 and 1996, respectively, there were outstanding 9,341,662, 3,605,461 and 3,590,693 stock options, 395,500, 917,749 and 4,842,415
Class A and B common stock warrants, and at December 31, 1998, 4,945,625 shares of Class A common stock were reserved for possible future issuance in connection with the Series A Convertible Preferred Stock issued in June 1998. These securities, which could potentially dilute earnings per share in the future, were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented.

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

2. DISCONTINUED OPERATIONS

     During 1997, the Company sold the Paxson Network-Affiliated Television segment for $119 million. The Company realized a gain of approximately $69 million from these sales which is net of brokerage fees and other estimated costs. The Paxson Network Affiliated Television operations generated revenues of approximately $12.3 million and $20.5 million for the years ended December 31, 1997 and 1996, respectively.

     During 1997, the Company also sold substantially all of its Paxson Radio segment assets for approximately $602 million, and realized a gain of approximately $186 million, net of applicable income taxes, closing costs and other estimated costs. Included in operating expenses are approximately $9.7 million of cash bonuses paid to certain members of the Company's management in connection with their efforts in assimilating, operating and arranging for the sale of the radio stations and related properties. The Paxson Radio operations generated revenues of approximately $78.2 million and $82.2 million for the years ended December 31, 1997 and 1996, respectively.

     The sale of certain Paxson Radio assets was structured as a tax deferred exchange, permitting the Company to defer a substantial portion of the gain for tax purposes to the extent the sales proceeds were reinvested in like kind broadcasting properties before the end of the first quarter of 1998.

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

     The results of operations for the Paxson Radio and Paxson
Network-Affiliated Television segments, net of applicable income taxes, have been presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

     During 1998, the Company recognized an additional gain of $1.2 million on the sale of its Paxson Radio segment, net of applicable income taxes of $2.2 million. This gain reflects a reduction of $2.7 million of estimated costs attributable to the segment disposal and the recovery of a $3 million loan by the billboard operations of Paxson Radio, which was charged off against the gain in 1997. An additional $2.3 million of income taxes were recorded within discontinued operations in 1998 as a result of certain adjustments by the Internal Revenue Service reducing the Company's net operating loss carryforwards relating to the historical results of the Paxson Radio segment.

     The net assets of discontinued operations totaled approximately $2 million and $3 million at December 31, 1998 and 1997, respectively, and were included in noncurrent assets as of those dates.

3. INVESTMENT IN CABLE NETWORK

     The Company's 30% interest in the results of operations of The Travel Channel have been included in the Company's December 31, 1998 and 1997 consolidated statement of operations using the equity method of accounting. The Company's proportionate share of losses of The Travel Channel totaled $13.3 million and $2.5 million in 1998 and 1997, respectively.

                       PAXSON COMMUNICATIONS CORPORATION

     In February 1999, the Company sold its 30% interest in The Travel Channel for aggregate consideration of approximately $55 million and a gain of approximately $15 million. Of the consideration received, approximately $20.1 million was utilized to pay current obligations for cable distribution rights.

4. CERTAIN TRANSACTIONS WITH RELATED PARTIES

     The Company has entered into certain operating and financing transactions with related parties as described below.

DP MEDIA, INC., CAP COMMUNICATIONS, INC. AND RDP COMMUNICATIONS OF INDIANAPOLIS, INC.

     During August 1998, RDP Communications of Indianapolis, Inc. (RDP), a company beneficially owned by family members of the Company's principal shareholder Mr. Lowell W. Paxson, ("Mr. Paxson"), entered into an asset purchase agreement to acquire certain assets relating to the business and operations of WIPX in Bloomington, Indiana. The Company joined in the execution of the asset purchase agreement for the purpose of guaranteeing RDP's performance under such agreement. The Company has advanced $1.75 million to RDP in connection with this acquisition and expects to be repaid these amounts at the closing of the acquisition transaction. RDP is currently operating WIPX pursuant to a time brokerage agreement airing PAX TV programming under an affiliation agreement with the Company.

     In connection with RDP's acquisition of WIPX, and the Company's guarantee of RDP's performance under the related asset purchase agreement, the seller is alleging that RDP is in material breach of certain obligations under the agreement. RDP is currently negotiating with the seller in connection with the financing of such acquisition by the seller. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

     During May 1998, the Company sold WPXE for $6 million to DP Media, Inc. (DP Media), a company owned by the shareholders of RDP. Upon its acquisition by DP Media, WPXE became a PAX TV affiliate. No significant gain or loss was recorded in connection with this transaction.

     During December 1997 and January 1998, the Company sold its interest in television stations WPXS and WZPX, serving the St. Louis, Missouri and Grand Rapids, Michigan markets for $4.8 million and $7 million, respectively, to DP Media. During June 1997, the Company financed DP Media's purchase of WRPX from Roberts Broadcasting through a loan of approximately $10 million which was subsequently repaid. During May 1997, the Company sold WWPX to DP Media for $2.5 million. Upon their acquisition by DP Media, the previously described stations became PAX TV affiliates. No significant gain or loss was recorded in connection with these transactions.

     As described below under The Christian Network, Inc. and in Note 8, in February 1999, CAP Communications, Inc. ("CAP Communications") an entity owned by the shareholders of RDP and DP Media, acquired WHPX and WBPX, PAX TV affiliates.

     Under the affiliation agreements with DP Media, CAP Communications and RDP, which are for a term of ten years, the Company provides the DP Media, CAP Communications and RDP affiliates with programming from 6:00 am to 1:00 am, Monday through Sunday, and pays a fixed monthly affiliation fee. These affiliates retain a portion of the advertising airtime during the Company's network programming. At December 31, 1998, the Company's minimum commitments under its affiliation agreements with DP Media, CAP Communications and RDP aggregated approximately $95.1 million. At December 31, 1998, the Company had advanced DP Media approximately $250,000 under the affiliation agreements. See The Christian Network, Inc. below, Note 8 and Note 19.

     The Company also provides DP Media and RDP with certain accounting, sales and technical services. Under the services agreements, the DP Media, CAP Communications and RDP affiliates are required to deposit all advertising revenues generated during the network programming as well as the monthly affiliation fee into an account from which it pays its operating costs and interest. The Company is entitled to receive 90%

                       PAXSON COMMUNICATIONS CORPORATION
of the excess of revenues deposited into such account over the costs and expenses paid from such account. During 1998, the Company recorded no revenues under its service agreements with DP Media, CAP Communications and RDP.

     The Company also has commercial representation agreements with the DP Media, CAP Communications and RDP affiliates, which are for terms of ten years. Under these agreements, the Company serves as the network, national and regional sales representative for the DP Media, CAP Communications and RDP affiliates and receives a commission of 15% for such sales. The Company has an assignable right of first refusal to acquire the DP Media and CAP Communications affiliates at their fair market value, in the event that DP Media or CAP Communications wish to sell such affiliates and has received a formal written offer from a third party.

     In connection with the acquisition by DP Media of WEBZ-FM, during September 1996, the Company agreed to loan up to $750,000 to DP Media, which was subsequently repaid.

     During 1997, the Company granted 33,000 fully vested non-qualified stock options with a fair value of approximately $299,000 to the President and Vice President of DP Media, members of Mr. Paxson's family, as consideration for past services as former employees of the Company.

     At December 31, 1998, Mr. Paxson served as a guarantor on approximately $31.4 million of bank loans made to DP Media.

     During 1998 and 1997, the Company recorded time brokerage and affiliation fees expense related to stations owned by DP Media and RDP of approximately $5.7 million and $1.6 million, respectively.

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

     Investments in Broadcast Properties. At December 31, 1998 and 1997, respectively, the Company had approximately $15.5 million and $15.4 million of advances to CNI relating to CNI's acquisition of WBPX in Boston, a PAX TV affiliate. These amounts were recorded as investments in broadcast properties in the accompanying consolidated balance sheets. In April 1998 DP Media contracted to acquire WBPX for $18 million, including the assumption of CNI's obligations to the Company. In February 1999, DP Media assigned its rights under the contract to acquire WBPX to CAP Communications which completed the acquisition of WBPX.

     During 1997, the Company acquired television stations from CNI, in Miami, Orlando and Tampa, for total consideration of approximately $14 million.

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

                       PAXSON COMMUNICATIONS CORPORATION

     Worship Channel Studio. CNI and the Company have contracted for the Company to lease CNI's television production and distribution facility, the Worship Channel Studio, for the purpose of producing television programming for the Company's television network. During the years ended December 31, 1998, 1997 and 1996, the Company incurred rental charges in connection with this agreement of $252,000, $231,000 and $193,000, respectively.

AIRCRAFT LEASE

     During 1997, the Company entered into a three year aircraft lease with a company which is owned by Mr. Paxson. The lease is for a Boeing 727 aircraft with monthly payments of approximately $64,000. In connection with such lease, the Company incurred rental costs of approximately $763,000 and $382,000 during the years ended December 31, 1998 and 1997, respectively. Additionally, the Company has recorded leasehold improvements of approximately $347,000 at December 31, 1998 in connection with the lease.

SPORTS VENTURES

     During 1996, the Company included in other expenses the write-off of approximately $1.2 million relating to its investments in two Arena Football League teams and a proposed sports arena. During 1997, in conjunction with its decision to dispose of the Paxson Radio segment, the Company wrote off its investments in certain remaining sports ventures. The write-off resulted in a 1997 charge to other expenses of approximately $2.9 million, which was net of anticipated proceeds on the sale of the hockey franchise which the Company sold during 1998 for $2 million.

CONSULTING AGREEMENT

     During 1996, the Company entered into a one year consulting arrangement with a former member of the Company's Board of Directors to provide review, implementation and development consulting services to the Company with respect to its general and medical insurance programs and policies and executive insurance, deferred compensation and benefit planning as well as general financial consulting services. Consulting expense in 1997 and 1996 related to this agreement totaled $600,000 for each year. This agreement expired in June 1997. The consultant was also granted 75,000 nonqualified stock options with a fair value of $930,000 during February 1996. The consultant exercised the 75,000 nonqualified stock options in December 1998, resulting in proceeds of approximately $256,500 to the Company.

BOARD OF DIRECTORS

     The Company has entered into transactions with certain current and former members of its Board of Directors.

     Vice Chairman of the Board of Directors. In May 1998, the Board of Directors of the Company elected a Vice Chairman of the Board. In connection with this appointment, the Vice Chairman received fully vested warrants to acquire 155,500 shares of Class A common stock at an exercise price of $16 per share. The warrants were valued at approximately $622,000, which was recorded as stock-based compensation at the time the warrants were issued.

     In June 1998, an affiliate of the Vice Chairman purchased $10 million of the Company's mandatorily redeemable convertible preferred stock and warrants to purchase 32,000 shares of Class A common stock at an exercise price of $16 per share. In connection with the Company's offering of such stock, the affiliate of the Vice Chairman received a consulting fee of $500,000 and an underwriting fee of $550,000 for the placement of additional shares of mandatorily redeemable convertible preferred stock. The Company recorded such fees as issuance costs in connection with the sale of the preferred stock.

                       PAXSON COMMUNICATIONS CORPORATION

     Communications Equity Associates, Inc. ("CEA"). The Chairman of the Board and Chief Executive Officer of CEA was a director of the Company from February 1995 through August 1997. The Company engaged CEA as a financial advisor in connection with private debt and equity placements and various other lending, acquisition and divestiture services. Fees paid to CEA for these services totaled approximately $1.9 million, $2.4 million and $250,000 for the years ended December 31, 1998, 1997 and 1996, respectively, including $1,125,000 of the Company's Class A common stock during 1997 in conjunction with The Travel Channel acquisition.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                1998       1997
                                                              --------   --------
Broadcasting towers and equipment...........................  $184,482   $105,585
Office furniture and equipment..............................    14,436      6,620
Buildings and leasehold improvements........................    13,395      7,595
Land and land improvements..................................     6,084      5,841
Aircraft, vehicles and other................................     3,674      6,910
                                                              --------   --------
                                                               222,071    132,551
Accumulated depreciation....................................   (43,096)   (26,654)
                                                              --------   --------
Property and equipment, net.................................  $178,975   $105,897
                                                              ========   ========

     Depreciation expense aggregated approximately $20.7 million, $19.1 million and $15.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

6. INTANGIBLE ASSETS

     Intangible assets consist of the following (in thousands):

                                                                1998       1997
                                                              --------   --------
FCC licenses and goodwill...................................  $777,960   $214,628
Cable distribution rights...................................    86,218         --
Covenants not to compete....................................     5,924      3,778
Favorable lease and other contracts.........................       496        437
                                                              --------   --------
                                                               870,598    218,843
Accumulated amortization....................................   (42,625)   (13,443)
                                                              --------   --------
Intangible assets, net......................................  $827,973   $205,400
                                                              ========   ========

     Amortization expense related to intangible assets aggregated $29.3 million, $15.2 million and $10.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                       PAXSON COMMUNICATIONS CORPORATION

7. OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                               1998      1997
                                                              -------   -------
Escrow funds for station acquisitions.......................  $ 6,775   $37,107
Programming deposits........................................   10,759    36,683
Loan origination costs......................................   14,951    12,334
Other.......................................................    3,731     5,303
                                                              -------   -------
                                                               36,216    91,427
Accumulated amortization....................................   (5,664)   (3,518)
                                                              -------   -------
                                                              $30,552   $87,909
                                                              =======   =======

     Amortization expense related to organization costs and other assets aggregated approximately $52,000, $1.2 million and $108,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, during the years ended December 31, 1998, 1997 and 1996, the Company recorded amortization of loan origination costs of $2.1 million, $1.8 million and $1.6 million, respectively, and classified such amortization as interest expense.

8. INVESTMENTS IN BROADCAST PROPERTIES

     Investments in broadcast properties consist of (in thousands):

ENTITY                                    STATIONS        MARKETS              1998      1997
------                                    --------        -------             -------   -------
Flinn Investments.......................  WPXL, WPXX      New Orleans, LA;    $16,075   $ 4,025
                                                          Memphis, TN
CNI/DP Media............................  WBPX            Boston, MA           15,573    15,483
Ponce-Nicasio Broadcasting..............  KSPX            Sacramento, CA        8,834     8,631
America 51, L.P.........................  KPPX            Phoenix, AZ           5,510     5,481
South Texas Vision, L.L.C...............  KPXL            San Antonio, TX       5,474       400
Cocola Broadcasting.....................  KWOK (and       San Francisco, CA     4,526    12,241
                                          WPXP in 1997)   (and West Palm
                                                          Beach, FL in 1997)
Roberts Broadcasting/DP Media...........  WHPX            Hartford, CT          5,083    17,260
Others..................................                                       13,608     9,241
                                                                              -------   -------
                                                                              $74,683   $72,762
                                                                              =======   =======

     During February 1997, the Company sold WHPX to Roberts Broadcasting in exchange for a $15 million note receivable and entered into a five year time brokerage agreement to operate the station. The Company deferred the gain on the sale of $12.1 million. In April 1998, DP Media entered into a contract to acquire WHPX from Roberts Broadcasting for $250,000 plus the assumption of the note payable to the Company for $15 million. In the fourth quarter of 1998 the Company reversed its sale accounting and netted the deferred gain with the note receivable. Accordingly, at December 31, 1998, the Company's interest in WHPX was reflected at its original cost within investments in broadcast properties.

     In February 1999, DP Media assigned its rights under the contract to acquire WHPX in Hartford, a PAX TV affiliate, to CAP Communications, which completed the acquisition. The Company will continue to account for its interest in WHPX at its original cost until such time as it receives a significant portion of the sales proceeds for such station.

                       PAXSON COMMUNICATIONS CORPORATION

     During 1998, the Company paid approximately $10 million to buy out the affiliation agreements of WPXL and WPXX, two stations which the Company has contracted to purchase from Flinn Investments. These amounts, as well as an escrow deposit and other acquisition costs in connection with the purchase of WPXL and WPXX, have been included in investments in broadcast properties as of December 31, 1998.

     During February 1999, in conjunction with its acquisition of WCPX in Chicago, the Company exercised its option to acquire KWOK in San Francisco, and transferred its interest in such station to the previous owners of WCPX (see
Note 19). At December 31, 1998, the Company, had made advances relating to the construction of KWOK and incurred additional acquisition costs aggregating approximately $4.5 million through Cocola Broadcasting, which was acquired by the Company in 1997.

9. PROGRAM RIGHTS

     Program rights at December 31, 1998 consist of the following (in thousands):

Program rights..............................................  $327,620
Accumulated amortization....................................   (31,422)
                                                              --------
                                                               296,198
Less current portion........................................   (81,867)
                                                              --------
Program rights, net.........................................  $214,331
                                                              ========

     Program rights amortization expense aggregated $31.4 million for the year ended December 31, 1998.

     In connection with the launch of PAX TV and in addition to the $239.6 million of obligations for program rights included in the consolidated financial statements, the Company has entered into programming contracts to air syndicated television series as well as theatrical and made-for-television movies from 1999 to 2005 that are not currently available for broadcast and therefore are not included in the consolidated financial statements. As of December 31, 1998, the Company's programming contracts require collective payments by the Company of approximately $345.4 million as follows (in thousands):

                                                                       PROGRAM
                                                  OBLIGATIONS FOR       RIGHTS
                                                  PROGRAM RIGHTS     COMMITMENTS      TOTAL
                                                  ---------------   --------------   --------
1999............................................     $ 84,820          $ 14,363      $ 99,183
2000............................................       69,393            21,210        90,603
2001............................................       58,107            17,410        75,517
2002............................................       25,428            13,322        38,750
2003............................................        1,872            17,347        19,219
Thereafter through 2005.........................           --            22,147        22,147
                                                     --------          --------      --------
                                                     $239,620          $105,799      $345,419
                                                     ========          ========      ========

     The Company has also committed to purchase at similar terms additional future series episodes of its licensed programs should they be made available. The Company continues to evaluate additional programming purchases.

                       PAXSON COMMUNICATIONS CORPORATION

10. OBLIGATIONS FOR CABLE DISTRIBUTION RIGHTS

     As of December 31, 1998, obligations for cable distribution rights require collective payments by the Company of approximately $71.3 million as follows (in thousands):

1999........................................................  $50,914
2000........................................................   11,785
2001........................................................    6,169
2002........................................................    1,886
2003........................................................      180
Thereafter..................................................      358
                                                              -------
                                                               71,292
Less: Amount representing interest..........................   (4,978)
                                                              -------
Present value of obligations for cable distribution
  rights....................................................  $66,314
                                                              =======

     In February 1999, the Company sold its 30% interest in The Travel Channel and utilized approximately $20.1 million of the consideration received to pay current obligations for cable distribution rights.

11. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                1998       1997
                                                              --------   --------
Senior credit facility, maturing June 30, 2002, interest at
  LIBOR plus 2.75% or base rate plus 1.75%, at the Company's option (8.015% at December 31, 1998), quarterly principal
  payments commencing December 2000.........................  $122,000   $120,000
Equipment facility, maturing October 1, 2003, interest at
  the Index Rate, as defined, plus 2.0% per annum, LIBOR
  plus 3.0% per annum or the commercial paper rate plus 3.0%
  per annum, at the Company's option (8.5% at December 31,
  1998), quarterly principal payments commencing January
  2000, secured by purchased assets.........................    21,411         --
Other.......................................................     2,282      2,795
                                                              --------   --------
                                                               145,693    122,795
Less current portion........................................      (529)      (496)
                                                              --------   --------
                                                              $145,164   $122,299
                                                              ========   ========

     In May 1998, the Company and its lenders modified certain terms of its senior credit facility to reduce the aggregate facility amount to $122 million and the margin to 1.75% over base rate, or 2.75% over LIBOR. Further, the Company's obligation to maintain certain financial ratios required under the senior credit facility was deferred until March 2000.

     In conjunction with the amendment of the Company's senior credit facility, the Company placed approximately $22.4 million in an interest bearing escrow account to pre-fund interest payments under this facility. As of December 31, 1998, approximately $18.1 million remains in escrow.

     In August 1998, the Company entered into a $50 million equipment credit facility. The drawdown period of the equipment facility expires in August 1999. Interest on outstanding borrowings is payable monthly in arrears. Under the equipment facility, the Company pays a commitment fee of 0.5% on the unused portion of the credit line. Subsequent to December 31, 1998, the Company has borrowed an additional $6.3 million under the equipment facility.

                       PAXSON COMMUNICATIONS CORPORATION

     Under the senior credit facility and the equipment facility, the Company is required to maintain certain financial ratios commencing in year 2000. In addition, these credit facilities contain a number of covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate certain asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company.

     Aggregate maturities of long-term debt at December 31, 1998 are as follows (in thousands):

1999........................................................  $    529
2000........................................................    24,066
2001........................................................    57,513
2002........................................................    57,540
2003........................................................     5,544
Thereafter..................................................       501
                                                              --------
                                                              $145,693
                                                              ========

12. SENIOR SUBORDINATED NOTES

     On September 28, 1995, the Company issued $230 million of senior subordinated notes (the "Notes") at a discount, netting proceeds of approximately $227.3 million to the Company. At December 31, 1998, the unamortized discount was approximately $1.7 million ($2 million in 1997). Interest on the Notes accrues at 11.625% to yield an effective rate per annum of 11.875%. Interest payments are payable semiannually on each April 1 and October
1. The principal balance is due at maturity on October 1, 2002.

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

13. INCOME TAXES

     Income tax (expense) benefit included in the consolidated statements of operations follows (in thousands):

                                                           1998       1997       1996
                                                          -------   ---------   -------
Continuing operations...................................  $37,389   $  21,879   $    --
Discontinued operations.................................       --       1,337        --
From disposal of discontinued operations................   (4,505)   (118,963)       --
                                                          -------   ---------   -------
                                                          $32,884   $ (95,747)  $    --
                                                          =======   =========   =======

                       PAXSON COMMUNICATIONS CORPORATION

     The benefit (provision) for federal and state income taxes for the three years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                            1998       1997      1996
                                                           -------   --------   -------
CURRENT
  Federal................................................  $    --   $     --   $    --
  State..................................................   (4,754)        --        --
                                                           -------   --------   -------
                                                           $(4,754)  $     --   $    --
                                                           =======   ========   =======
DEFERRED
  Federal................................................  $33,676   $(85,669)  $    --
  State..................................................    3,962    (10,078)       --
                                                           -------   --------   -------
                                                           $37,638   $(95,747)  $    --
                                                           =======   ========   =======

     Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

                                                                1998        1997
                                                              ---------   ---------
Deferred tax assets:
  Net operating loss carryforwards..........................  $  56,033   $  17,505
  Deferred compensation.....................................     10,645       7,232
  Other.....................................................      4,241       1,322
                                                              ---------   ---------
                                                                 70,919      26,059
  Deferred tax asset valuation allowance....................     (3,071)     (3,071)
                                                              ---------   ---------
                                                                 67,848      22,988
Deferred tax liabilities:
  Basis difference on fixed and intangible assets...........   (125,957)   (118,735)
                                                              ---------   ---------
          Net deferred tax liabilities......................  $ (58,109)  $ (95,747)
                                                              =========   =========

     The reconciliation of income tax benefit attributable to continuing operations, computed at the U.S. federal statutory tax rate, to the provision for income taxes is as follows (in thousands):

                                                            1998       1997      1996
                                                          --------   --------   -------
Tax benefit at U.S. federal statutory tax rate..........  $(43,132)  $(19,850)  $(8,914)
State income tax benefit, net of federal tax............      (320)    (2,335)   (1,038)
Non deductible items....................................     2,364        306     1,346
Valuation allowance.....................................        --         --     8,606
Other...................................................     3,699         --        --
                                                          --------   --------   -------
Benefit for income taxes................................  $(37,389)  $(21,879)  $    --
                                                          ========   ========   =======

     As a result of the deferred tax liability created by the tax deferred treatment of the gain on the sale of the Paxson Radio assets during the fourth quarter of 1997, management reversed its valuation allowance on certain of the existing deferred tax assets as it became more likely than not that such deferred tax assets would be realized. Accordingly, the Company recognized a deferred tax benefit from continuing operations in the amount of approximately $21.9 million during the fourth quarter of 1997.

     The tax deferral of the gain upon the sale of Paxson Radio could be contested by the Internal Revenue Service ("IRS"). Based on the advise of counsel, management believes that, in the event of a challenge by the IRS of these tax positions, it is more likely than not that the Company would prevail. Should the IRS

                       PAXSON COMMUNICATIONS CORPORATION
successfully challenge the Company on these matters, the Company could be subject to a material current tax liability.

     The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $147.4 million at December 31, 1998 expiring through 2018. A portion of the net operating losses, amounting to approximately $7.9 million, are limited to annual utilization as a result of a change in ownership occurring when the Company acquired the subsidiary. The Company has recorded a valuation allowance in connection with the deferred tax asset relating to the net operating losses subject to limitation. Additionally, further limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

14. EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

SAVINGS AND PROFIT SHARING PLAN

     The Company has retirement savings and cafeteria plans pursuant to Sections 401(k) and 125 of the Internal Revenue Code which cover substantially all of the Company's employees. Employer contributions to the retirement savings plan are discretionary. For the plan years ended December 31, 1998, 1997 and 1996, the Company made retirement savings contributions of approximately $100,000, $68,000 and $175,000, respectively. Under the cafeteria plan, employees may elect to participate in health, dental, life and disability insurance benefit plans funded through employee payroll deductions.

DEFERRED COMPENSATION PLAN

     During 1996, the Company established a supplemental deferred compensation plan for certain key executives. Under this program, participants may defer certain amounts of their base compensation and receive a corresponding match by the Company. Participants vest 100% in the company match after five years of service. Upon retirement, participants shall be eligible to receive from the Company certain amounts based on the initial deferral and the Company match. Certain amounts are also due if a participant terminates employment (other than by his voluntary action or discharge for cause) before attaining retirement age. The participants in this plan are general creditors of the Company with respect to the benefits under the plan. The expense associated with this program was approximately $140,000, $131,000 and $66,000 for 1998, 1997 and 1996,
respectively. The cash surrender value of the insurance policies under this program at December 31, 1998 is approximately $518,000 and the total liability under this program at December 31, 1998 is approximately $651,000.

LIFE INSURANCE

     The Company maintains a life insurance agreement for the benefit of Mr. Paxson and his spouse (the "Insureds") whereby the Company contributes to the payment of premiums on the policy. Upon the death of the survivor of the Insureds, the Company will be repaid its premium advance. The policy owner will retain all remaining proceeds. Premiums paid with respect to this policy were approximately $176,000 in 1998 and 1997, and $220,000 in 1996.

STOCK INCENTIVE PLANS

     The Company has established various stock incentive plans to provide incentives to officers, employees and others who perform services for the Company through awards of options and shares of restricted stock. Awards granted under the plans are at the discretion of the Company's Compensation Committee and may be in the form of either incentive or nonqualified stock options or awards of restricted stock. Options granted under the plans generally vest over a five year period and expire ten years after the date of grant. At

                       PAXSON COMMUNICATIONS CORPORATION

December 31, 1998, 1,176,436 shares of Class A common stock were available for additional awards under the plans.

     When options are granted, a non-cash charge representing the difference between the exercise price and the fair market value of the common stock underlying the vested options on the date of grant is recorded as option plan compensation expense with the balance deferred and amortized over the remaining vesting period. For the years ended December 31, 1998, 1997 and 1996, the Company recognized approximately $9.8 million, $6.5 million and $7.9 million, respectively, of option plan compensation expense and expects to recognize an additional expense of approximately $16.7 million over the next five years as such outstanding options vest. In 1997 and 1996, the Company classified $3.1 million and $943,000, respectively, of option plan compensation within discontinued operations.

     A summary of the Company's 1994, 1996 and 1998 stock option plans as of December 31, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                   1998                     1997                     1996
                                          ----------------------   ----------------------   ----------------------
                                                       WEIGHTED                 WEIGHTED                 WEIGHTED
                                                        AVERAGE                  AVERAGE                  AVERAGE
                                          NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                           OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                          ----------   ---------   ----------   ---------   ----------   ---------
Outstanding, beginning of year..........  3,605,461      $3.28     3,590,693      $3.41     1,752,405      $3.42
Granted.................................  6,279,500       7.23       348,018       2.07     2,030,216       3.38
Forfeited...............................   (228,000)      6.36       (65,800)      3.42       (39,000)      3.42
Exercised...............................   (315,299)      3.22      (267,450)      3.42      (152,928)      3.22
                                          ---------      -----     ---------      -----     ---------      -----
Outstanding, end of year................  9,341,662      $5.86     3,605,461      $3.28     3,590,693      $3.41
                                          =========      =====     =========      =====     =========      =====
Weighted average fair value of options
  granted during the year...............                 $9.14                    $8.39                    $8.23
                                                         =====                    =====                    =====

     The majority of the Company's option grants have been at exercise prices of $7.25 and $3.42, prices which have historically been below the fair market value of the underlying common stock at the date of grant.

     The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 1998:

                                                                      WEIGHTED
                                                        NUMBER         AVERAGE         NUMBER
                                                    OUTSTANDING AT    REMAINING    EXERCISABLE AT
                                                     DECEMBER 31,    CONTRACTUAL    DECEMBER 31,
EXERCISE PRICES                                          1998           LIFE            1998
---------------                                     --------------   -----------   --------------
$0.01.............................................      132,421           1            132,421
$3.42.............................................    3,141,741           5          2,556,841
$7.25.............................................    6,067,500           9                 --
                                                      ---------                      ---------
                                                      9,341,662                      2,689,262
                                                      =========                      =========

                       PAXSON COMMUNICATIONS CORPORATION

FAIR VALUE DISCLOSURES

     Had compensation expense for the Company's option plans been determined using the fair value method the Company's net income (loss) and net income
(loss) per share would have been as follows (in thousands except per share data):

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1998        1997       1996
                                                        ---------   --------   --------
Net income (loss):
  As reported.........................................  $(137,955)  $188,413   $(48,127)
  Pro forma...........................................   (144,743)   187,298    (50,444)
Basic and diluted net income (loss) per share:
  Net income (loss) per share
     As reported......................................  $   (2.29)  $   3.50   $  (1.10)
     Pro forma........................................      (2.40)      3.48      (1.15)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility range of 54% to 73%, and risk free interest rates of 6% to 6.9% and weighted average expected option terms of 7.5 years.

EMPLOYMENT AGREEMENTS

     Mr. Paxson is employed under an employment agreement for a term expiring December 31, 1999, unless sooner terminated. The agreement provides that Mr. Paxson's base salary will be $500,000 in 1999. In addition to his base salary, Mr. Paxson may receive an annual bonus at the discretion of, and in an amount set by, those members of the Compensation Committee who are not employees of the Company.

NOTES RECEIVABLE FROM THE SALE OF STOCK

     During December 1996, the Company approved a program under which it would extend loans to certain members of management for the purchase, in the open market, of Company common stock by those individuals. The notes are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by 325,000 shares of stock purchased with the loan proceeds. Principal and interest is payable at maturity, March 31, 1999. The outstanding balance on such loans was approximately $2.8 million at December 31, 1998 and 1997, respectively, and the principal is reflected as stock subscription notes receivable in the accompanying balance sheet.

                       PAXSON COMMUNICATIONS CORPORATION

15. REDEEMABLE PREFERRED STOCK

     The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the three years ended December 31, 1998 (in thousands):

                                                           JUNIOR
                                         EXCHANGEABLE   EXCHANGEABLE   CONVERTIBLE
                              JUNIOR      PREFERRED      PREFERRED      PREFERRED      SENIOR     SERIES B
                            PREFERRED       STOCK          STOCK          STOCK      PREFERRED    PREFERRED
                            STOCK 12%      12 1/2%        13 1/4%        9 3/4%         STOCK        STOCK      TOTAL
                            ----------   ------------   ------------   -----------   ----------   ---------   --------
Balance at December 31,
  1995....................   $31,534       $     --       $     --       $    --      $ 16,826     $ 2,353    $ 50,713
Issuances.................        --        143,197             --            --            --          --     143,197
Accretion.................       650            160             --            --         1,805       3,419       6,034
Accrual of cumulative
  dividends...............     4,597          4,572             --            --         2,374         730      12,273
Redemption premium........        --             --             --            --           700         250         950
Redemptions...............        --             --             --            --       (21,705)     (6,752)    (28,457)
                             -------       --------       --------       -------      --------     -------    --------
Balance at December 31,
  1996....................    36,781        147,929             --            --            --          --     184,710
Accretion.................       666            668             --            --            --          --       1,334
Accrual of cumulative
  dividends...............     5,165         19,778             --            --            --          --      24,943
                             -------       --------       --------       -------      --------     -------    --------
Balance at December 31,
  1997....................    42,612        168,375             --            --            --          --     210,987
Issuances.................        --             --        190,000        70,747            --          --     260,747
Accretion.................       681            670            646           271            --          --       2,268
Accrual of cumulative
  dividends...............     5,803         22,472         14,986         4,138            --          --      47,399
                             -------       --------       --------       -------      --------     -------    --------
Balance at December 31,
  1998....................   $49,096       $191,517       $205,632       $75,156      $     --     $    --    $521,401
                             =======       ========       ========       =======      ========     =======    ========

JUNIOR PREFERRED STOCK 12%

     At December 31, 1998 and 1997, the Company had 33,000 shares of $0.001 par value Junior Preferred Stock authorized, issued and outstanding. Holders of the Junior Preferred Stock are entitled to cumulative dividends at an annual rate of 12% prior to December 22, 2001, 13% from December 23, 2001 to December 22, 2002, and 14% per annum thereafter. Semi-annual dividend payments are required commencing December 31, 1999.

     The Junior Preferred Stock is currently redeemable, at the option of the Company, at par plus unpaid, deferred, and accrued dividends. The shares are subject to mandatory redemption on December 22, 2003. Junior Preferred Stock dividends in arrears aggregated $19.8 million and $13.9 million at December 31, 1998 and 1997, respectively.

CUMULATIVE EXCHANGEABLE PREFERRED STOCK 12 1/2%

     At December 31, 1998, the Company has authorized 440,000 shares of $0.001 par value Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of which 192,797 and 170,782 shares were issued and outstanding as of December 31, 1998 and 1997, respectively. Holders of Exchangeable Preferred Stock are entitled to cumulative dividends at an annual rate of 12.5% of the liquidation price, payable semi-annually in cash or additional shares beginning April 30, 1997.

                       PAXSON COMMUNICATIONS CORPORATION

     The Company is required to redeem all of the then outstanding Exchangeable Preferred Stock on October 31, 2006 at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. Additionally, the Exchangeable Preferred Stock is redeemable at the option of the Company on or after October 31, 2001 at the redemption prices set forth below (expressed as a percentage of liquidation preference):

 TWELVE MONTH PERIOD
BEGINNING OCTOBER 31,
---------------------
2001........................................................  106.250%
2002........................................................  104.167%
2003........................................................  102.083%
2004 and thereafter.........................................  100.000%

     Prior to October 31, 1999, the Company may use the net proceeds of certain public stock offerings or major asset sales to redeem up to an aggregate of 35% of the shares of Exchangeable Preferred Stock at a redemption price of 112.500% of the liquidation preference of such shares, plus accumulated and unpaid dividends. Upon a change of control, the Company is required to offer to purchase the Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof plus accumulated and unpaid dividends.

     The Company may, provided it is not contractually prohibited from doing so, exchange the outstanding Exchangeable Preferred Stock for 12.5% Exchange Debentures due 2006. Additionally, the Company has agreed to exchange all outstanding Exchangeable Preferred Stock for 12.5% Exchange Debentures within 60 days from the date on which the Company is no longer contractually prohibited from effecting such exchange. The Exchange Debentures have redemption features similar to those of the Exchangeable Preferred Stock.

     During 1998 and 1997, the Company paid dividends of approximately $22.0 million and $20.8 million, respectively, by the issuance of additional shares of Exchangeable Preferred Stock. Accrued Exchangeable Preferred Stock dividends since the last dividend payment date aggregated approximately $4.0 million and $3.6 million at December 31, 1998 and 1997, respectively.

JUNIOR EXCHANGEABLE PREFERRED STOCK 13 1/4%

     On June 10, 1998, the Company issued 20,000 shares of Cumulative Junior Exchangeable Preferred Stock (the "Junior Preferred Stock") with an aggregate $200 million liquidation preference for gross proceeds of an equivalent amount. At December 31, 1998, the Company has authorized 72,000 shares of $0.001 par value Junior Preferred Stock of which 21,170 shares were issued and outstanding. Holders of the Junior Preferred Stock are entitled to cumulative dividends at an annual rate of 13 1/4%, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Preferred Stock, the dividend rate will increase by 1% per annum for such dividend payment period.

     The Company is required to redeem all of the then outstanding Junior Preferred Stock on November 15, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Junior Preferred Stock is redeemable at the Company's option at any time on or after May 15, 2003, at the redemption prices set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:

TWELVE MONTH PERIOD
BEGINNING MAY 15,
-------------------
2003........................................................  106.625%
2004........................................................  103.313%
2005 and thereafter.........................................  100.000%

                       PAXSON COMMUNICATIONS CORPORATION

     Prior to May 15, 2001, the Company may use the proceeds of certain public stock offerings or major asset sales to redeem up to an aggregate of 35% of the shares of Junior Preferred Stock outstanding at 113.25% of the aggregate liquidation preference of such shares, plus accumulated and unpaid dividends. Upon a change of control, the Company is required to offer to purchase the Junior Preferred Stock at a price equal to 101% of the liquidation preference thereof plus accumulated and unpaid dividends.

     The Company may, provided it is not contractually prohibited from doing so, exchange the outstanding Junior Preferred Stock on any dividend payment date for 13 1/4% Exchange Debentures due 2006. The Exchange Debentures have redemption features similar to those of the Junior Preferred Stock.

     During 1998, the Company paid dividends of approximately $11.7 million by the issuance of additional shares of Junior Preferred Stock. Accrued Cumulative Junior Preferred Stock dividends since the last dividend payment date aggregated approximately $3.3 million at December 31, 1998.

CONVERTIBLE PREFERRED STOCK 9 3/4%

     On June 10, 1998, the Company issued 7,500 shares of Series A Convertible Preferred Stock ("Convertible Preferred Stock") with an aggregate liquidation preference of $75 million, and warrants to purchase 240,000 shares of Class A common stock. At December 31, 1998, the Company had authorized 17,500 shares of $0.001 par value Convertible Preferred Stock of which 7,913 shares were issued and outstanding. Of the gross proceeds of $75 million, approximately $960,000 was allocated to the value of the warrants, which are exercisable at a price of $16 per share through June 2003. Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 9 3/4%, payable quarterly beginning September 30, 1998 and accumulating from the issue date. The Company may pay dividends either in cash, in additional shares of Convertible Preferred Stock, or (subject to an increased dividend rate) by the issuance of shares of Class A common stock equal in value to the amount of such dividends.

     During 1998, the Company paid dividends of approximately $4.1 million by the issuance of additional shares of Convertible Preferred Stock. At December 31, 1998, there were no accrued dividends on the Convertible Preferred Stock.

     The Company is required to redeem the Convertible Preferred Stock on December 31, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Convertible Preferred Stock is redeemable by the Company at any time on or after June 30, 2003, at the redemption prices set forth below (expressed as a percentage of liquidation value) plus accumulated and unpaid dividends to the date of redemption:

TWELVE MONTH PERIOD
BEGINNING JUNE 30,
-------------------
2003........................................................  104.00%
2004........................................................  102.00%
2005 and thereafter.........................................  100.00%

     Upon a change of control, the Company is required to offer to purchase the Convertible Preferred Stock at a price equal to the liquidation preference thereof plus accumulated and unpaid dividends. The Convertible Preferred Stock ranks junior to all other existing classes of preferred stock (including the Junior Preferred Stock). The Convertible Preferred Stock contains restrictions, primarily based on the trading price of the common stock, on the issuance of additional preferred stock ranking senior to the Convertible Preferred Stock.

     Each share of Convertible Preferred Stock is convertible into shares of Class A common stock at an initial conversion price of $16 per share, at any time on or after June 30, 1999, or immediately in the event of a change in control or major asset sale or at any time after the date as of which the average of the common stock trading price for five consecutive trading days equals or exceeds $25.00. If the Convertible Preferred Stock is

                       PAXSON COMMUNICATIONS CORPORATION
called for redemption, the conversion right will terminate at the close of business on the date fixed for redemption.

     Holders of the Convertible Preferred Stock will have voting rights on all matters submitted for a vote to the Company's common stockholders and will be entitled to one vote for each share of Class A common stock into which their Convertible Preferred Stock is convertible.

SENIOR AND SERIES B PREFERRED STOCK

     On October 4, 1996, the Company redeemed all of the outstanding shares of Senior and Series B preferred stock for an aggregate of $28.5 million. Of this amount, $950,000 was considered a redemption premium over book value and accounted for as a preferred stock dividend.

REDEMPTION FEATURES OF PREFERRED STOCK

     The following table presents the redemption value of the four classes of preferred stock outstanding at December 31, 1998 should the Company elect to redeem the preferred stock in the indicated year, assuming no dividends are paid prior to redemption, unless required (in thousands):

                                                                         JUNIOR
                                                      EXCHANGEABLE    EXCHANGEABLE     CONVERTIBLE
                                          JUNIOR       PREFERRED        PREFERRED       PREFERRED
                                        PREFERRED        STOCK            STOCK           STOCK
                                       STOCK 12%(1)    12 1/2%(2)      13 1/4%(3)       9 3/4%(4)
                                       ------------   ------------   ---------------   -----------
1999.................................    $59,102        $     --        $     --        $     --
2000.................................     59,102              --              --              --
2001.................................     59,102         300,495              --              --
2002.................................     59,102         332,708              --              --
2003.................................     59,102         326,182         407,907         133,228

---------------

(1) Mandatorily redeemable on December 22, 2003; redeemable by the Company prior to that date.
(2) Mandatorily redeemable on October 31, 2006; redeemable by the Company on or after October 31, 2001. See previous discussion for earlier redemption features on up to 35% of the shares.
(3) Mandatorily redeemable on November 15, 2006; redeemable by the Company on or after May 15, 2003. See previous discussion for earlier redemption features on up to 35% of the shares.
(4) Mandatorily redeemable on December 31, 2006; redeemable by the Company on or after June 30, 2003.

COVENANTS UNDER PREFERRED STOCK AGREEMENTS

     The preferred stock contains certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets.

16. COMMON STOCK WARRANTS

CLASS A AND B COMMON STOCK WARRANTS

     In connection with the Series A Convertible Preferred Stock sale in June 1998, the Company issued warrants to purchase 240,000 shares of Class A common stock at an exercise price of $16. The warrants were valued at $960,000.

     On June 10, 1998, the Company issued to a newly appointed member of its Board of Directors five year warrants entitling the holder to purchase 155,500 shares of Class A common stock at an exercise price of $16.00 per share. The Company recorded $622,000 of stock-based compensation expense in connection with this issuance.

                       PAXSON COMMUNICATIONS CORPORATION

     During April 1996, the holders of the then outstanding Class A and B redeemable common stock purchase warrants surrendered their put provision requiring the Company to repurchase the warrants. At December 31, 1998, all such warrants had been exercised for 3,609,861 shares of Class A common stock.

CLASS C COMMON STOCK WARRANTS

     During 1996 and 1997, subsequent to a modification of their original terms, 4,853,628 Class C common stock purchase warrants were exercised for 4,853,220 shares of Class A common stock.

17. COMMON STOCK

     The Company has authorized 12,500,000 shares of Class C common stock with a par value of $0.001 per share. No shares of the Company's Class C common stock were issued or outstanding at December 31, 1998 or 1997.

     On April 3, 1996, the Company issued and sold 10,300,000 shares of its Class A common stock for net proceeds of approximately $154.8 million.

     Class A common stock and Class B common stock will vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A common stock entitled to one vote and each share of Class B common stock entitled to ten votes; Class C common stock is non-voting. Each share of Class B common stock is convertible, at the option of its holder, into one share of Class A common stock at any time. Under certain circumstances, Class C common stock may be converted, at the option of the holder, into Class A common stock.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

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

     Long-term debt and senior subordinated notes. The fair value of the Company's long-term debt is estimated based on current market rates and instruments with the same risk and maturities. The fair value of the Company's long-term debt approximates its carrying value. The fair market value of the Company's senior subordinated notes is estimated based on year end quoted market prices for such securities. At December 31, 1998, the estimated fair market value of the Company's senior subordinated notes was approximately $232.3 million.

                       PAXSON COMMUNICATIONS CORPORATION

     Mandatorily redeemable securities. The fair market value of the Company's mandatorily redeemable preferred stock, excluding accrued dividends, is estimated based on quoted market prices, except for the Junior Preferred Stock 12% which is estimated at the Company's carrying value as no fair market value is available for these securities. The estimated fair market value of the Company's mandatorily redeemable preferred stock at December 31, 1998, is as follows (in thousands):

Junior Preferred Stock 12%..................................  $ 49,096
Exchangeable Preferred Stock 12 1/2%........................   177,373
Junior Exchangeable Preferred Stock 13 1/4%.................   179,945
Convertible Preferred Stock 9 3/4%..........................    75,965
                                                              --------
                                                              $482,379
                                                              ========

19. COMMITMENTS AND CONTINGENCIES

     The Company incurred total operating expenses of approximately $10.8 million, $4.7 million and $2.9 million for the years ended December 31, 1998, 1997 and 1996, respectively, under operating leases for broadcasting facilities and equipment. Future minimum annual payments under these non-cancelable operating leases and employment agreements, as of December 31, 1998, are as follows (in thousands):

1999........................................................  $16,688
2000........................................................   13,898
2001........................................................   13,960
2002........................................................   12,945
2003........................................................    8,814
Thereafter..................................................   24,753
                                                              -------
                                                              $91,058
                                                              =======

     At December 31, 1998, the Company had entered into certain affiliation and time brokerage agreements which required certain minimum payments as follows (in thousands):

1999........................................................  $ 14,817
2000........................................................    12,081
2001........................................................     9,513
2002........................................................     9,513
2003........................................................     9,513
Thereafter..................................................    47,565
                                                              --------
                                                              $103,002
                                                              ========

                       PAXSON COMMUNICATIONS CORPORATION

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

                                                                                  PURCHASE PRICE
STATION                                  MARKET SERVED                            (IN THOUSANDS)
-------                                  -------------                            --------------
WCPX...................................  Chicago, IL(1)                              $15,000
KPXL...................................  San Antonio, TX                              13,500
KWPX...................................  Seattle, WA(6)                               10,000
WKRP...................................  Charleston, WV(2)(5)                          8,970
WSPX...................................  Syracuse, NY(2)                               6,750
Channel 14.............................  Albuquerque, NM(7)                            4,650
KYPX...................................  Little Rock, AR(2)                            2,500
KWOK...................................  San Francisco(1)(7)                             500
Less: advances and escrow deposits.....                                              (14,421)
                                                                                     -------
Investment commitments anticipated to
  close in 1999........................                                              $47,449
                                                                                     =======
WPXX/WPXL..............................  Memphis, TN/New Orleans, LA(4)              $40,000
KSPX...................................  Sacramento, CA(3)                            17,000
KPPX...................................  Phoenix, AZ(2)                               12,111
WAOM...................................  Lexington, KY                                 8,000
Channel 67.............................  Davenport, IA                                 3,900
WEPX...................................  Greenville, NC                                3,550
Channel 51.............................  Jackson, MS                                   2,250
Less: advances and escrow deposits.....                                              (25,170)
                                                                                     -------
Investment commitments anticipated to
  close in 2000 and thereafter.........                                              $61,641
                                                                                     =======

     The Company has additional purchase commitments for two stations in the aggregate amount of approximately $36.4 million (net of advances and escrow deposits of approximately $5.4 million) for which management cannot estimate the closing date primarily as a result of delays in the receipt of FCC approval of the license transfer. These commitments relate to Channel 40 in Pittsburgh, PA ($35 million) and Channel 61 in Mobile, AL ($6.8 million).

---------------

(1) The Company has acquired WCPX for $120 million, the Company's interests in KWOK and up to $15 million of contingent payments to be determined based upon the seller's ability to deliver its programming to the Chicago market via cable carriage post closing. As of December 31, 1998, the Company has funded approximately $5.3 million of this cable carriage commitment. The Company transferred its interest in KWOK during February 1999.
(2) The Company had acquired a 49% interest in this station as of December 31, 1998.
(3) The Company has loaned an aggregate of $8.5 million to the station owner and began operating the station pursuant to a time brokerage agreement on October 1, 1996, pending completion of the acquisition of the station. The loan will be applied to the purchase price at the date of closing.
(4) The Company has a $4 million escrow deposit on these stations. The remaining $36 million of the purchase price will be paid no sooner than the year 2000.
(5) The Company acquired the remaining 51% interest in this station in January 1999.

                       PAXSON COMMUNICATIONS CORPORATION

(6) In connection with the purchase of KWPX, Seattle, Washington, a portion of the cash consideration was to be paid subsequent to closing. The sum of $10 million will be payable within 30 days of activating the station's new transmission facilities. It is anticipated that the station will broadcast from these new facilities in early March 1999.
(7) The acquisition of this station was completed in February 1999.

SATELLITE DISTRIBUTION RIGHTS

     During January 1999, the Company entered into a ten year agreement with a satellite television provider for carriage on its system in exchange for advertising credits on PAX TV equalling $15 million. The advertising credit is on an available time basis not to exceed $7.5 million per year.

LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

OTHER

     See also Notes 4, 9 and 13.

                       PAXSON COMMUNICATIONS CORPORATION

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                             FOR THE 1998 QUARTERS ENDED
                                                 ----------------------------------------------------
                                                    (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                 ----------------------------------------------------
                                                 DECEMBER 31   SEPTEMBER 30    JUNE 30      MARCH 31
                                                 -----------   ------------   ----------   ----------
Total revenue..................................  $    42,753    $   29,402    $   30,376   $   31,665
Expenses, excluding depreciation, amortization
  and stock based compensation.................       84,557        63,182        33,888       27,678
Depreciation and amortization..................       21,553        10,098        10,408        7,950
Stock based compensation.......................        2,424         2,902         4,780          307
                                                 -----------    ----------    ----------   ----------
Operating loss.................................  $   (65,781)   $  (46,780)   $  (18,700)  $   (4,270)
                                                 ===========    ==========    ==========   ==========
Income (loss) from continuing operations.......  $   (60,766)   $  (36,571)   $    5,225   $    2,642
Discontinued operations........................        1,182            --            --           --
                                                 ===========    ==========    ==========   ==========
Net income (loss)..............................  $   (59,584)   $  (36,571)   $    5,225   $    2,642
                                                 ===========    ==========    ==========   ==========
Net loss attributable to common stock..........  $   (76,383)   $  (53,011)   $   (4,121)  $   (4,440)
                                                 ===========    ==========    ==========   ==========
Basic and diluted earnings per share:
  Income (loss) from continuing operations.....  $     (1.28)   $    (0.87)   $    (0.07)  $    (0.07)
  Discontinued operations......................  $      0.02    $       --    $       --   $       --
  Net loss.....................................  $     (1.26)   $    (0.87)   $    (0.07)  $    (0.07)
Weighted average common shares outstanding.....   60,844,515    60,740,230    59,921,236   59,588,768
                                                 ===========    ==========    ==========   ==========
  Stock price(1)
     High......................................  $     9 1/4    $   12 3/4    $  13 7/16   $  11 3/16
     Low.......................................  $     6 1/8    $   9 3/16    $  9 15/16   $   7 9/16

---------------

(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.

                       PAXSON COMMUNICATIONS CORPORATION

                                                             FOR THE 1997 QUARTERS ENDED
                                                 ----------------------------------------------------
                                                    (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                 ----------------------------------------------------
                                                 DECEMBER 31   SEPTEMBER 30    JUNE 30      MARCH 31
                                                 -----------   ------------   ----------   ----------
Total revenue..................................  $   27,168     $   23,779    $   18,537   $   18,937
Expenses, excluding depreciation, amortization,
  compensation associated with Paxson Radio
  asset sales and stock based compensation.....      26,114         20,365        14,170       14,593
Compensation associated with Paxson Radio asset
  sales........................................       9,700             --            --           --
Depreciation and amortization..................       7,256          5,854         4,854        4,080
Stock based compensation.......................       1,216            722           718          714
                                                 ----------     ----------    ----------   ----------
Operating loss.................................  $  (17,118)    $   (3,162)   $   (1,205)  $     (450)
                                                 ==========     ==========    ==========   ==========
Loss from continuing operations................  $   (4,180)    $  (14,810)   $   (9,791)  $   (7,723)
Discontinued operations........................     185,067         14,553        52,309         (736)
                                                 ----------     ----------    ----------   ----------
Net income (loss)..............................  $  180,887     $     (257)   $   42,518   $   (8,459)
                                                 ==========     ==========    ==========   ==========
Net income (loss) attributable to common
  stock........................................  $  174,033     $   (6,983)   $   36,093   $  (14,731)
                                                 ==========     ==========    ==========   ==========
Basic and diluted earnings per share:
  Loss from continuing operations..............  $    (0.19)    $    (0.38)   $    (0.33)  $    (0.28)
  Discontinued operations......................  $     3.14     $     0.26    $     1.04   $    (0.02)
  Net income (loss)............................  $     2.95     $    (0.12)   $     0.71   $    (0.30)
Weighted average common shares outstanding.....  58,980,015     56,835,119    50,495,490   48,777,893
                                                 ==========     ==========    ==========   ==========
  Stock price(1)
     High......................................  $  12 1/16     $   14 3/8    $   13 1/8   $   10 1/4
     Low.......................................  $   7 3/16     $ 10 15/16    $    9 3/4   $  7 15/16

---------------

(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.

                                                                     SCHEDULE II

                       PAXSON COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

               COLUMN A                  COLUMN B         COLUMN C            COLUMN D       COLUMN E
               --------                  --------         --------            --------       --------
                                                          ADDITIONS
                                                     -------------------
                                        BALANCE AT   CHARGED TO                             BALANCE AT
                                        BEGINNING    COSTS AND                                END OF
                                         OF YEAR      EXPENSES    OTHER      DEDUCTIONS        YEAR
                                        ----------   ----------   ------     ----------     ----------
For the year ended December 31, 1998
Allowance for doubtful accounts.......   $   912       $4,214     $   --      $ (1,173)(3)   $ 3,953
                                         =======       ======     ======      ========       =======
Deferred tax assets valuation
  allowance...........................   $ 3,071       $   --     $   --      $     --       $ 3,071
                                         =======       ======     ======      ========       =======
For the year ended December 31, 1997
Allowance for doubtful accounts.......   $ 1,577       $2,011     $   --      $ (2,676)(1)   $   912
                                         =======       ======     ======      ========       =======
Deferred tax assets valuation
  allowance...........................   $23,615       $   --     $   --      $(20,544)(2)   $ 3,071
                                         =======       ======     ======      ========       =======
For the year ended December 31, 1996
Allowance for doubtful accounts.......   $   910       $1,288     $   --      $   (621)(3)   $ 1,577
                                         =======       ======     ======      ========       =======
Deferred tax assets valuation
  allowance...........................   $15,009       $   --     $8,606(4)   $     --       $23,615
                                         =======       ======     ======      ========       =======

---------------

(1) Reflects the impact of the sale of Network-Affiliated Television and Paxson Radio receivables in connection with the sales of these segments during 1997 of approximately $1.5 million as well as the write off of uncollectible receivables of $1.2 million.
(2) Reflects utilization of deferred tax assets generated by net operating loss carryforwards to offset non-tax deferred gains on the sale of Network-Affiliated Television and Paxson Radio segments during 1997.
(3) Write off of uncollectible receivables.
(4) A valuation allowance related to deferred tax assets.