Form 10-Q
period 1999-03-31
PAXSON COMMUNICATIONS CORP
filed 1999-05-11
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       MARCH 31, 1999
                               ---------------------------
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________

      Commission File Number 1-13452


                        PAXSON COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                  59-3212788
     -------------------------------             -------------------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                  Identification No.)


         601 CLEARWATER PARK ROAD
         WEST PALM BEACH, FLORIDA                             33401
   ----------------------------------------      -------------------------------
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

YES  X       NO
   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999:

        CLASS OF STOCK                                  NUMBER OF SHARES
        --------------                                  ----------------

COMMON STOCK-CLASS A, $0.001 PAR VALUE PER SHARE           52,867,715

COMMON STOCK-CLASS B, $0.001  PAR VALUE PER SHARE           8,311,639

                        PAXSON COMMUNICATIONS CORPORATION

                                      INDEX

                                                                                      PAGE
                                                                                      ----
Part I - Financial Information

         Item 1.   FINANCIAL STATEMENTS

                   Consolidated Balance Sheets
                   March 31, 1999 and December 31, 1998                                  3

                   Consolidated Statements of Operations
                   Three Months Ended March 31, 1999 and 1998                            4

                   Consolidated Statement of Changes in
                   Common Stockholders' Equity                                           5

                   Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998                            6

                   Notes to Consolidated Financial Statements                            8

         Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        10

Part II - Other Information

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      16

         Signatures                                                                     17





                        PAXSON COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                        MARCH 31, 1999  DECEMBER 31, 1998
                                                                                        --------------  -----------------
                                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .......................................................      $    45,394       $    49,440
  Restricted cash and short-term investments ......................................           15,840            18,096
  Accounts receivable, less allowance for doubtful accounts
     of $4,892 and $3,953 respectively ............................................           26,242            21,391
  Program rights ..................................................................           75,582            81,867
  Prepaid expenses and other current assets .......................................            3,504             2,947
                                                                                         -----------       -----------
        Total current assets ......................................................          166,562           173,741

Property and equipment, net .......................................................          178,069           178,975
Intangible assets, net ............................................................          879,269           827,973
Investments in broadcast properties ...............................................           65,054            74,683
Program rights, net ...............................................................          195,312           214,331
Investment in cable network .......................................................               --            42,531
Other assets, net .................................................................           27,851            30,552
                                                                                         -----------       -----------

       Total assets ...............................................................      $ 1,512,117       $ 1,542,786
                                                                                         ===========       ===========

LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ........................................      $    15,109       $    25,738
  Accrued interest ................................................................           15,087             8,391
  Obligations of cable distribution rights ........................................           30,562            50,914
  Obligation for satellite distribution ...........................................            1,500                --
  Obligations for program rights ..................................................           82,146            84,820
  Income taxes payable ............................................................            1,256             1,542
  Current portion of long-term debt ...............................................              547               529
                                                                                         -----------       -----------
       Total current liabilities ..................................................          146,207           171,934

  Deferred income taxes ...........................................................           54,731            58,109
  Obligations for cable distribution rights, net of current portion ...............           15,815            15,400
  Obligation for satellite distribution, net of current portion ...................           13,500                --
  Obligations for program rights, net of current portion ..........................          137,146           154,800
  Long-term debt ..................................................................          152,382           145,164
  Senior subordinated notes, net ..................................................          228,399           228,305
  Mandatorily redeemable preferred stock ..........................................          538,697           521,401

  Class A common stock, $0.001 par value; one vote per share; 150,000,000 shares
   authorized, 52,667,715 and 52,608,765 shares issued and outstanding ............               53                53
  Class B common stock, $0.001 par value; ten votes per share; 35,000,000
   shares authorized and 8,311,639 shares issued and outstanding ..................                8                 8
  Class A & B common stock warrants ...............................................            1,582             1,582
  Stock subscription notes receivable .............................................           (2,493)           (2,813)
  Additional paid-in capital ......................................................          320,635           318,935
  Deferred option plan compensation ...............................................          (16,051)          (16,728)
  Accumulated deficit .............................................................          (78,494)          (53,364)
  Commitments and contingencies ...................................................               --                --
                                                                                         -----------       -----------
       Total liabilities, mandatorily redeemable preferred stock and
        common stockholders' equity ...............................................      $ 1,512,117       $ 1,542,786
                                                                                         ===========       ===========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PAXSON COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                     FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                               -------------------------------
                                                                                     1999               1998
                                                                               ------------       ------------
                                                                                        (Unaudited)

Advertising revenues ....................................................      $     51,779       $     31,665
                                                                               ------------       ------------
Expenses:
  Operating .............................................................            30,465              4,516
  Selling, general and administrative ...................................            36,869             16,574
  Time brokerage and affiliation fees ...................................             3,557              6,588
  Stock-based compensation ..............................................             2,147                307
  Depreciation and amortization .........................................            18,626              7,950
                                                                               ------------       ------------

                                                                                     91,664             35,935
                                                                               ------------       ------------
Operating loss ..........................................................           (39,885)            (4,270)

Other income (expense):
  Interest expense ......................................................           (11,019)           (10,506)
  Interest income .......................................................             1,134              6,180
  Other expenses, net ...................................................              (339)              (247)
  Gain on sale of Travel Channel and television stations ................            40,792             14,331
  Equity in loss of unconsolidated investment ...........................            (2,260)            (1,290)
                                                                               ------------       ------------

(Loss) income before income taxes .......................................           (11,577)             4,198
Income tax benefit (provision) ..........................................             3,744             (1,556)
                                                                               ------------       ------------
Net (loss) income .......................................................            (7,833)             2,642
Dividends and accretion on redeemable preferred stock ...................           (17,297)            (7,082)
                                                                               ------------       ------------
Net loss attributable to common stock ...................................      $    (25,130)      $     (4,440)
                                                                               ============       ============
Basic and diluted loss per share:
  Loss from operations ..................................................      $      (0.41)      $      (0.07)
                                                                               ------------       ------------


  Net loss ..............................................................      $      (0.41)      $      (0.07)
                                                                               ============       ============


  Weighted average shares outstanding ...................................        60,954,281         59,588,768
                                                                               ============       ============



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  STOCK                                 RETAINED
                                                COMMON STOCK       CLASS A & B  SUBSCRIPTION ADDITIONAL    DEFERRED      EARNINGS
                                             ------------------   COMMON STOCK     NOTES      PAID-IN   OPTION PLAN   (ACCUMULATED
                                             CLASS A    CLASS B     WARRANTS    RECEIVABLE    CAPITAL   COMPENSATION    DEFICIT)
                                            --------   --------   ------------ -----------  ----------  ------------  ------------
Balance at December 31, 1997..............     $51        $ 8     $     2,316   $  (2,813)   $ 285,796   $    (2,205)  $   84,591

Stock issued for acquisitions.............       1                                               5,249

Issuance of common stock warrants.........                              1,582

Exercise of Class A and B common
  stock warrants..........................       1                     (2,316)                   2,315
Deferred option plan compensation.........                                                      24,314       (24,314)
Stock based compensation..................                                                                     9,791
Stock options exercised...................                                                       1,261
Dividends on redeemable and convertible
   preferred stock........................                                                                                (47,399)

Accretion on redeemable preferred stock...                                                                                 (2,268)
Net loss..................................                                                                                (88,288)
                                            ------     ------     -----------   ---------    ---------   -----------   ----------
Balance at December 31, 1998..............      53          8           1,582      (2,813)     318,935       (16,728)     (53,364)

Deferred option plan compensation.........                                                       1,470        (1,470)
Stock-based compensation..................                                                                     2,147
Stock options exercised...................                                                         230
Repayment of stock subscription receivable
                                                                                      320

Dividends on redeemable and convertible
   preferred stock........................                                                                                (16,542)
Accretion on redeemable  preferred stock..                                                                                   (755)
Net loss..................................                                                                                 (7,833)
                                            ------     ------     -----------   ---------    ---------   -----------   ----------

Balance at March 31, 1999  (unaudited)....  $  $53     $    8     $     1,582   $  (2,493)   $ 320,635   $   (16,051)  $  (78,494)
                                            ======     ======     ===========   =========    =========   ===========   ==========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                     -------------------------
                                                                                        1999            1998
                                                                                     ---------       ---------
                                                                                           (Unaudited)
Cash flows from operating activities:
  Net (loss) income ...........................................................      $  (7,833)      $   2,642
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization .............................................         18,626           7,950
    Stock-based compensation ..................................................          2,147             307
    Program rights amortization ...............................................         23,136              --
    Payments for cable distribution rights ....................................        (20,352)             --
    Program rights payments and deposits ......................................        (18,160)         (7,014)

    Provision for doubtful accounts ...........................................            524             576
    Deferred income tax (benefit) provision ...................................         (4,353)          1,556
    Loss on sale or disposal of assets ........................................            148              82
    Equity in loss of unconsolidated investment ...............................          2,260           1,290
    Gain on sale of Travel Channel and television stations ....................        (40,792)        (14,330)
    Changes in assets and liabilities:
      Decrease in restricted cash .............................................          2,256              --
      Increase in accounts receivable .........................................         (5,376)           (687)
      Increase in prepaid expenses and other current assets ...................           (557)           (576)
      Decrease in other assets ................................................          2,242             374
      (Decrease) increase in accounts payable and accrued liabilities .........        (10,655)          2,053
      Increase in accrued interest ............................................          6,696           5,397
      Decrease in current income taxes payable ................................           (286)             --
                                                                                     ---------       ---------
        Net cash used in operating activities .................................        (50,329)           (380)
                                                                                     ---------       ---------

  Cash flows from investing activities:
    Acquisitions of broadcasting properties ...................................        (17,730)       (358,670)
    Decrease (increase) in investments in broadcast properties ................          4,466         (34,553)
    Decrease in deposits on broadcast properties ..............................          1,942          22,854
    Decrease in cash held by qualified intermediary ...........................             --         418,950
    Purchases of property and equipment .......................................         (7,416)        (14,147)
    Distribution received from unconsolidated investment ......................             --           2,133
    Proceeds from sales of Travel Channel and television stations .............         57,234          18,263
                                                                                     ---------       ---------
        Net cash provided by investing activities .............................         38,496          54,830
                                                                                     ---------       ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt ...................................          7,369              --
   Repayments of long-term debt ...............................................           (132)           (125)
   Proceeds from exercise of common stock options, net.........................            230             320
   Repayments of stock subscription notes receivable ..........................            320              --
                                                                                     ---------       ---------
        Net cash provided by financing activities .............................          7,787             195
                                                                                     ---------       ---------

Increase (decrease) in cash and cash equivalents ..............................         (4,046)         54,645
Cash and cash equivalents at beginning of period ..............................         49,440          82,641
                                                                                     ---------       ---------
Cash and cash equivalents at end of period ....................................      $  45,394       $ 137,286
                                                                                     =========       =========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                     ---------      ------
                                                                        1999          1998
                                                                     ---------      ------
                                                                           (Unaudited)
Supplemental disclosures of cash flow information:
     Cash paid for interest ...................................      $   2,976      $4,599
                                                                     =========      ======
     Cash paid for income taxes ...............................      $     896      $   --
                                                                     =========      ======
Non-cash operating and financing activities:

     Accretion of discount on senior subordinated notes .......      $      94      $   83
                                                                     =========      ======
     Issuance of common stock for acquisition .................      $      --      $5,250
                                                                     =========      ======
     Dividends accrued on redeemable preferred stock ..........      $  16,542      $6,745
                                                                     =========      ======
     Discount accretion on redeemable securities ..............      $     755      $  338
                                                                     =========      ======
     Satellite distribution....................................      $  15,000      $   --
                                                                     =========      ======
     Sale of KWOK..............................................      $  30,000      $   --
                                                                     =========      ======



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1998. The composition of accounts has not changed significantly since December 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform with the 1999 presentation. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and the definitive proxy statement for the annual meeting of stockholders held April 30, 1999, all of which were filed with the United States Securities and Exchange Commission.

2. GAIN ON SALE OF TRAVEL CHANNEL AND TELEVISION STATION

In February 1999, the Company sold its 30% interest in The Travel Channel, L.L.C., a joint venture with Discovery Communications, Inc., for aggregate consideration of approximately $55 million and realized a pre-tax gain of approximately $17 million. Of the consideration received, approximately $20.1 million was utilized to pay current obligations for cable distribution rights. The results of operations of The Travel Channel, L.L.C. have been included in the Company's March 31, 1999 consolidated statement of operations using the equity method of accounting through the date of sale.

In February 1999, the Company completed its acquisition of WCPX in Chicago by transferring its interest in KWOK in San Francisco as partial consideration for WCPX. In connection with the transfer of ownership of KWOK, the Company recognized a pre-tax gain of approximately $23.8 million.

3. SATELLITE DISTRIBUTION RIGHTS

During January 1999, the Company entered into an agreement with a satellite television provider for carriage on its system in exchange for advertising credits on PAX TV equaling $15 million. The advertising credit is on an available time basis at the then prevailing rates not to exceed $7.5 million per year. Satellite distribution rights are amortized over seven years using the straight line method. An estimate of the advertising credit which will be utilized within the next year is included in current liabilities.

4. REDEEMABLE PREFERRED STOCK

In March 1999, the Company paid dividends of approximately $1.9 million by the issuance of 193 additional shares of Convertible Preferred Stock 9 3/4%. At March 31, 1999, there were no accrued dividends on the Convertible Preferred Stock. At March 31, 1999, the Company had authorized 17,500 shares of $0.001 par value Convertible Preferred Stock of which 8,106 shares were issued and outstanding.

During the three months ended March 31, 1999, the Company accrued dividends of approximately $1.6 million, $6.0 million and $7.0 million on, respectively, the Junior Preferred Stock 12%, Exchangeable Preferred Stock 12 1/2% anD Junior Exchangeable Preferred Stock 13 1/4%. Accrued preferred stock dividends as of March 31, 1999 aggregated approximately $21.4 million, $10.0 million and $10.3 million on, respectively, the Junior Preferred Stock 12%, Exchangeable Preferred Stock 12 1/2% and Junior Exchangeable Preferred Stock 13 1/4%. There were no changes to The shares authorized, issued and outstanding on the Junior Preferred Stock 12%, Exchangeable Preferred Stock 12 1/2% and Junior Exchangeable Preferred Stock 13 1/4% during the three months ended March 31, 1999.

In April 1999, the Company paid dividends of approximately $12 million by the issuance of 12,050 additional shares of Exchangeable Preferred Stock 12 1/2%, subsequent to which there were 204,847 shares issued and outstanding.

5. NOTES RECEIVABLE FROM THE SALE OF STOCK

During December 1996, the Company approved a program under which it extended loans to certain members of management for the purchase of Company common stock in the open market by those individuals. The loans are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by the shares of stock purchased with the loan proceeds. All of these loans matured in March 1999. The Company is extending the maturity of certain loans under this program until March 31, 2001. During March 1999, approximately $362,000 of principal and interest was repaid to the Company under this program. The outstanding principal balance on such loans was approximately $2.5 million at March 31, 1999 and is reflected as stock subscription notes receivable in the accompanying balance sheet. During April 1999, approximately $148,000 of principal and interest was repaid to the Company under this program.

6. PER SHARE DATA

Basic and diluted loss per share from continuing operations was computed by dividing the loss from continuing operations less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. Because of per share losses from continuing operations, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share. At March 31,1999 and 1998, respectively, there were outstanding 10,244,152 and 3,586,911 stock options, 395,500 and 457,238 Class A and B common stock warrants, and at March 31, 1999, 5,066,250 shares of Class A common stock reserved for possible future issuance in connection with the Series A Convertible Preferred Stock. These securities that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal business is the ownership and operation of the largest broadcast television station group in the United States. On August 31, 1998, the Company launched PAX TV, the programming that the Company provides to its owned, operated and affiliated television stations and to certain cable system affiliates and satellite providers. PAX TV programming consists of family-friendly traditional entertainment television programs that have had or are having successful first runs on television, as well as original programs. Prior to the launch of PAX TV, the Company aired long form paid programming consisting primarily of infomercials on its television distribution system. The Company's television stations continue to carry infomercials at significantly reduced inventory levels. Certain of the Company's stations broadcasting PAX TV were and continue to be operated pursuant to time brokerage and affiliation agreements. The Company's consolidated operating revenues and expenses include the operating results of time brokered stations. In February 1999, the Company sold its 30% interest in the Travel Channel, L.L.C., a cable television joint venture with Discovery Communications, Inc. The Company's interest in the operating results of the Travel Channel have been included in the consolidated financial statements using the equity method of accounting through the date of sale.

The Company's operating data throughout the periods discussed have been affected significantly by the timing and mix of television station acquisitions throughout such periods and the costs incurred to launch and support PAX TV. The Company's costs have decreased from 1998 post-launch levels but will remain significantly higher than prior to the launch of PAX TV. The Company's primary operating costs include commissions on revenues, employee salaries, administrative expenses and payments with respect to syndicated program rights, cable distribution, ratings services and promotional advertising.

The Company's business is subject to various risks and uncertainties which may significantly reduce revenues and increase operating expenses. For example, a reduction in expenditures by television advertisers in the Company's markets may result in lower revenues. The Company may be unable to reduce expenses, including syndicated program rights fees and certain variable expenses, in an amount sufficient in the short term to offset lost revenues caused by poor market conditions. The broadcasting industry continues to undergo rapid technological change which may increase competition within the Company's markets as new delivery systems, such as direct broadcast satellite and computer networks, attract customers. The changing nature of audience tastes and viewing habits may affect the continued attractiveness of the Company's broadcasting stations to advertisers upon whom the Company is dependent for its revenue.

The Company believes that its group of television stations comprises a valuable national broadcasting distribution infrastructure. PAX TV reaches US television households through a distribution system comprised of broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index ("NTI"), as of February 1999, the PAX TV network reached 74% of US television households through such broadcast, cable and satellite distribution. Upon completion of pending transactions, stations broadcasting PAX TV will include 116 broadcast television stations consisting of 71 stations which are owned and operated by the Company or in which the Company has an economic interest and 45 non-owned or operated PAX TV affiliates. The stations and PAX TV affiliates which the Company will own, operate or have an economic interest in will reach all of the top 20 markets and 42 of the top 50 markets. Additionally, the Company has entered into agreements with multiple cable system operators whereby the Company receives carriage of its PAX TV programming in markets not currently served by the Company's broadcast television station group and has entered into nationwide distribution agreements with two satellite television providers who carry PAX TV to their subscribers.

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes", "intends", "expects", "anticipates" and other similarly anticipatory expressions are generally forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's high level of indebtedness and the restrictions placed on the Company's business and operations by the terms of its indebtedness and its outstanding preferred stock, the risks relating to the comprehensive governmental regulation of the Company's businesses including the restrictions on multiple broadcast property ownership, the broadcast licensing renewal requirements, the risks of industry and economic conditions which could adversely affect the Company's business operations and the other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company's launch of PAX TV entails certain additional risks and uncertainties including those risks associated with the launch of a new programming service, the ability to obtain desirable programming at a financially feasible cost and the ability to profitably sell advertising spots during such programming.

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                            Statements of Operations

                                                                                 FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                -------      -------
                                                                                  1999          1998
                                                                                -------      -------
Advertising revenues .....................................................        100.0%       100.0%
                                                                                -------      -------

Operating ................................................................         58.8         14.3
Selling, general and administrative ......................................         71.2         52.3
Time brokerage and affiliation fees ......................................          6.9         20.8
Stock-based compensation .................................................          4.1          1.0
Depreciation and amortization ............................................         36.0         25.1
                                                                                -------      -------

Total operating expenses .................................................        177.0        113.5
                                                                                -------      -------
Operating loss ...........................................................        (77.0)       (13.5)
Other income (expense):

Interest expense .........................................................        (21.3)       (33.2)
Interest income ..........................................................          2.2         19.5
Other expenses, net ......................................................         (0.7)        (0.8)
Gain on sale of Travel Channel and television stations ...................         78.8         45.3
Equity in loss of unconsolidated investment ..............................         (4.3)        (4.1)
                                                                                -------      -------
(Loss) income from operations before income tax benefit (provision).......        (22.3)        13.2
Income tax benefit (provision) ...........................................          7.2         (4.9)
                                                                                -------      -------
(Loss) income from operations ............................................        (15.1)         8.3
                                                                                =======      =======


 THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Consolidated revenues for the three months ended March 31, 1999, increased 63% (or $20.1 million) to $51.8 million. This increase was primarily due to the launch of PAX TV.

Expenses from operations for the three months ended March 31, 1999, increased 155% (or $55.7 million) to $91.7 million. The increase was primarily due to higher operating expenses, such as technical costs of $2.8 million and program rights amortization of $23.1 million, increased selling, general and administrative costs, such as commissions and bad debt provisions, of $2.7 million, increased promotion costs of $3.7 million related to the advertising of PAX TV, other selling, general and administrative costs of $13.9 million, which were higher primarily due to additional employees hired and regional sales offices added, increased stock based compensation of $1.8 million and higher depreciation and amortization of $10.7 million, primarily related to assets acquired. The majority of these expense increases were incurred in connection with the launch of PAX TV and costs associated with operating new television stations.

Interest expense for the three months ended March 31, 1999, increased to $11.0 million or 4.9% primarily due to a greater level of senior debt throughout the period. At March 31, 1999, total long-term debt and senior subordinated notes were $381.3 million compared with the balance of $350.7 million in the prior year.

Interest income for the three months ended March 31, 1999, decreased from $6.2 million to $1.1 million or 82% primarily due to the reinvestment of cash held by qualified intermediary into television station assets.

Gain on sale of Travel Channel and television stations reflects the Company's sale of its interest in the Travel Channel for aggregate consideration of approximately $55 million and the transfer of the Company's interest in KWOK which had a fair market value of approximately $30 million, during February 1999. The Company realized a pre-tax gain of approximately $17 million on the sale of the Travel Channel and a pre-tax gain of approximately $23.8 million on the KWOK interest transfer.

 LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1999 and December 31, 1998 was $20.4 million and $1.8 million, respectively, and the ratio of current assets to current liabilities was 1.14:1 and 1.01:1 on such dates, respectively. Working capital increased primarily due to the proceeds from the Travel Channel sale in February 1999.

Cash used in operations of approximately $50.3 million and $.4 million for the three months ended March 31, 1999 and 1998, respectively, primarily reflects the increase in operating costs incurred in connection with the operation of PAX TV and the increase in related cable distribution rights and programming rights payments. Cash provided by investing activities primarily reflects the proceeds from the sale of the Travel Channel and television stations, use of the cash held by qualified intermediary in the prior year, the acquisitions of and investments in broadcast properties and purchases of equipment for acquired and existing properties. Cash provided by financing activities primarily reflects the proceeds from long term debt net of repayments, the exercise of common stock options and repayments of stock subscription notes receivable.

In connection with the amendment and restatement of the Company's $122 million senior Credit Facility, in April 1998 the Company placed approximately $22.4 million in an interest bearing escrow in order to pre-fund interest payments under this facility. The Company had approximately $15.8 million remaining in escrow as of March 31, 1999.

In August 1998, the Company entered into a $50 million Equipment Facility which matures the first business day of October 2003. The draw-down period of the Equipment Facility expires in August 1999. All borrowings under this facility are secured by the equipment purchased with the proceeds drawn. At March 31, 1999, the Company had borrowings of approximately $28.8 million outstanding under the Equipment Facility. Subsequent to March 31, 1999, the Company has borrowed an additional $1 million and in conjunction with the sale of WDPX, WPXG and WPXU repaid approximately $1.2 million. The Company intends to use the Equipment Facility to fund the majority of its capital expenditure needs through August 1999.

Ratings for PAX TV since its launch on August 31, 1998, have generally equaled or exceeded the Company's expectations. As can be expected with a startup network, he Company's advertising revenues have been lower than expenses and the Company has experienced an operating loss for this period. The Company has implemented improvements to its sales and marketing strategies and procedures in order to address what management believes to be initial reluctance of certain advertisers to purchase advertising time on PAX TV. The Company believes the initial sales performance reflected, in part, unfamiliarity with PAX TV and a lack of historical ratings and demographic data for PAX TV programming which many advertisers utilize in making their advertising purchases. Furthermore, a significant number of advertisers make commitments for their advertising expenditures on quarterly and calendar year cycles. The Company believes as more historical ratings data for PAX TV are increasingly available, advertisers are becoming more familiar with PAX TV and PAX TV is more fully participating in quarterly and annual cyclical advertising expenditure cycles. The Company has also implemented improvements to its newly developed proprietary sales and billing software system to address certain initial software system difficulties experienced since the launch of PAX TV which has improved the Company's ability to more effectively manage its advertising sales efforts. These factors are reflected in the Company's improved operating results during the first quarter of 1999, when revenues were 21% higher than revenues for the fourth quarter of 1998.

The Company's primary capital requirements are for the funds required to complete announced acquisitions of broadcasting properties, capital expenditures on existing and acquired properties, syndicated programming rights payments, cable carriage and promotion payments, interest and debt service payments on indebtedness and the Company's working capital requirements.

As of March 31, 1999, the Company's programming contracts require collective payments by the Company of approximately $357.2 million as follows (in thousands):

                                         OBLIGATIONS     PROGRAM
                                         FOR PROGRAM     RIGHTS
                                           RIGHTS      COMMITMENTS     TOTAL
                                          --------      --------      --------
        1999 (April - December) ....      $ 65,463      $ 49,499      $114,962
        2000 .......................        68,206        20,130        88,336
        2001 .......................        52,149        13,357        65,506
        2002 .......................        31,127        15,255        46,382
        2003 .......................         2,347        17,509        19,856
        Thereafter through 2005 ....            --        22,147        22,147
                                          --------      --------      --------
                                          $219,292      $137,897      $357,189
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

The Company negotiated a reduction of $5.4 million in its obligations for program rights in exchange for the return of one series which it had no current plans to use.

As of March 31, 1999, obligations for cable distribution rights require collective payments by the Company of approximately $50.9 million over such periods as follows (in thousands):

        1999 (April - December) .....................      $ 30,562
        2000 ........................................        11,785
        2001 ........................................         6,169
        2002 ........................................         1,886
        2003 ........................................           180
        Thereafter ..................................           358
                                                           --------
                                                           $ 50,940
        Less: Amount representing interest ..........        (4,563)
                                                           --------
        Present value of cable rights payable .......      $ 46,377
                                                           ========

As of March 31, 1999, the Company had agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to, broadcast properties:

        Anticipated to close in 1999 (April - December) .....      $ 65,390
        Anticipated to close in 2000 and thereafter .........        66,411
                                                                   --------
                                                                   $131,801
                                                                   ========

The completion of such acquisitions or investments in broadcast properties is subject to a variety of factors and the satisfaction of various conditions including the receipt of regulatory approvals. There can be no assurance that any of such investments will be completed.

In January 1999, the Company acquired a 51% interest in WLPX (previously acquired 49%) serving the Charleston, West Virginia market for approximately $9 million.

In February 1999, the Company completed the acquisition of KAPX serving the Albuquerque, New Mexico market for approximately $ 4.7 million. The Company exercised its option to acquire KWOK serving the San Francisco, California market for approximately $500,000 and, in conjunction with its 1998 acquisition of WCPX serving the Chicago, Illinois market, the Company transferred its interest in KWOK to the previous owners of WCPX.

In March 1999, the Company amended an existing agreement to purchase Channel 40 serving the Pittsburgh, Pennsylvania market for consideration of $35 million.

In April 1999, the Company made a $10 million payment in connection with the purchase of KWPX, Seattle, Washington. The payment was cash consideration which was to be paid subsequent to the closing upon the activation of the station's new transmission facilities.

In February 1999, the Company entered into an agreement to sell its interest in WBPT serving the Bridgeport, Connecticut market for approximately $21 million. In April 1999, the buyers of WBPT began operating the station pursuant to a time brokerage agreement with the Company pending close of the sale.

In April 1999, the Company entered into an agreement to sell its interest in WDPX serving the Dayton, Ohio market, WPXG serving the Green Bay, Wisconsin market and WPXU serving the Champaign/Decatur, Illinois market for approximately $40 million. Upon entering into the agreement to sell WDPX, WPXG and WPXU, the Company received approximately $32 million for the fixed assets of these stations. The remaining $8 million is due upon FCC approval of the license sales. The buyer of WDPX, WPXG and WPXU will operate the stations pursuant to time brokerage agreements commencing June 1999, pending FCC approval of the license transfers.

In addition to operating performance, the Company's liquidity position is affected by its commitments to increase distribution through television station acquisitions and cable carriage agreements as well as the Company's ability to liquidate certain investments in broadcast properties and dispose of certain non-core assets. The Company continues to pursue measures to improve its liquidity position during the next twelve months in order to continue to pursue its business strategy and to fund its operations and debt service. The measures the Company is pursuing include the sale of additional non-essential broadcasting stations, deferring or abandoning non-essential capital expenditures for improvements of existing properties, deferring or restructuring payments under cable carriage agreements and continuing its efforts to reduce operating expenses. The Company also believes it will liquidate certain investments in broadcast properties during 1999. The Company believes these measures should enable it to preserve sufficient liquidity to address its working capital needs during the next twelve months. Should the Company's revenues during such period fall short of its current expectations or should the Company fail to successfully implement one or more of the measures discussed above, the Company would likely be required to take other measures to address its liquidity position including additional asset sales and operating expense reductions. In addition, the Company continually evaluates opportunities for raising additional capital through offerings of debt, equity and preferred stock. The Company cannot be sure that it will be able to successfully implement any such measures or that it will have sufficient liquidity to meet its needs during the next twelve months in the event its advertising revenues fall significantly short of its current expectations.

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

The Company is currently preparing contingency plans to identify and handle its worst case scenarios. It expects to complete these plans by June 30, 1999, in conjunction with the completion of its assessment, remediation, testing and certification phases.

 RISKS AND COSTS

Based on its current efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on the results of its operations, liquidity or financial condition. However, this assessment is dependent on the ability of third-party suppliers and others whose systems failures potentially could have an impact on the Company's operations to be Year 2000 compliant. Although the Company cannot control the conduct of external vendors and suppliers, the Company expects to reduce the Company's level of uncertainty and the adverse effect that any such failures may have.

                                     PART II
                                OTHER INFORMATION



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
3.1.1    Certificate of Incorporation of the Company (1)

3.1.2    Bylaws of the Company (2)

3.1.3    Certificate of Designation of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (1)

3.1.4    Certificate of Designations of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock (3)

3.1.6    Certificate of Designations of the Company's 9 3/4% Series A Convertible Preferred Stock (4)

3.1.7    Certificate of Designations of the Company's 13 1/4% Cumulative Junior Exchangeable Preferred Stock (4)

27       Financial Data Schedule (for SEC use only)




----------

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



                           PAXSON COMMUNICATIONS CORPORATION

Date: May 11, 1999         By: /s/ Jeffrey Sagansky
                               --------------------------
                               Jeffrey Sagansky
                               Chief Executive Officer, President
                               and Director  (Principal Executive Officer)



Date: May 11, 1999         By: /s/ John F. Delorenzo
                               --------------------------
                               John F. DeLorenzo
                               Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)