Form 10-Q
period 1999-06-30
PAXSON COMMUNICATIONS CORP
filed 1999-08-16
CIK 923877

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ___________

         Commission File Number 1-13452

                       PAXSON COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                           59-3212788
         (State or other jurisdiction of             (IRS Employer
          incorporation or organization)             Identification No.)

         601 CLEARWATER PARK ROAD
         WEST PALM BEACH, FLORIDA                             33401
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

YES   [X]      NO   [ ]
    ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999:

CLASS OF STOCK                                                 NUMBER OF SHARES
--------------                                                 ----------------
COMMON STOCK-CLASS A, $0.001 PAR VALUE PER SHARE                  53,477,372

COMMON STOCK-CLASS B, $0.001  PAR VALUE PER SHARE                  8,311,639

                       PAXSON COMMUNICATIONS CORPORATION

                                     INDEX


                                                                                         Page
                                                                                         ----
Part I - Financial Information

         Item 1.   Financial Statements
                   Consolidated Balance Sheets
                   June 30, 1999 (unaudited) and December 31, 1998                       3

                   Consolidated Statements of Operations (unaudited)
                   Three Months Ended June 30, 1999 and 1998                             4

                   Consolidated Statements of Operations (unaudited)
                   Six Months Ended June 30, 1999 and 1998                               5

                   Consolidated Statement of Changes in
                   Common Stockholders' Equity
                   Year Ended December 31, 1998 and Six Months
                   Ended June 30, 1999 (unaudited)                                       6

                   Consolidated Statements of Cash Flows (unaudited)
                   Six Months Ended June 30, 1999 and 1998                               7

                   Notes to Consolidated Financial Statements                            9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                         11

Part II - Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders                   17

         Item 5.  Other Information                                                      17

         Item 6.  Exhibits and Reports on Form 8-K                                       19

         Signatures                                                                      20


                       PAXSON COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                      June 30,  1999   December 31, 1998
                                                                                      --------------   -----------------
                                                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents................................................            $    29,438       $     49,440
  Restricted cash and short-term investments...............................                 13,650             18,096
  Accounts receivable, less allowance for doubtful accounts
     of $4,088 and $3,953, respectively....................................                 34,097             21,391
  Program rights...........................................................                 69,976             81,867
  Prepaid expenses and other current assets................................                  3,674              2,947
                                                                                       -----------       ------------
        Total current assets...............................................                150,835            173,741

Property and equipment, net................................................                172,470            178,975
Intangible assets, net.....................................................                854,692            827,973
Investments in broadcast properties........................................                 60,745             74,683
Program rights, net........................................................                121,180            214,331
Investment in cable network................................................                     --             42,531
Other assets, net..........................................................                 30,438             30,552
                                                                                       -----------       ------------
       Total assets........................................................            $ 1,390,360       $  1,542,786
                                                                                       ===========       ============

LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.................................            $    21,457       $     25,738
  Accrued interest.........................................................                  8,437              8,391
  Obligations for cable distribution rights ...............................                 30,322             50,914
  Obligation for satellite distribution ...................................                  2,250                 --
  Obligations for program rights ..........................................                 79,359             84,820
  Income taxes payable.....................................................                  2,022              1,542
  Current portion of long-term debt........................................                    471                529
                                                                                       -----------       ------------
       Total current liabilities...........................................                144,318            171,934

Deferred income taxes......................................................                 16,056             58,109
Obligations for cable distribution rights, net of current portion .........                 16,230             15,400
Obligation for satellite distribution, net of current portion .............                 12,750                 --
Obligations for program rights, net of current portion ....................                114,928            154,800
Long-term debt ............................................................                153,459            145,164
Senior subordinated notes, net.............................................                228,495            228,305
Mandatorily redeemable preferred stock ....................................                556,524            521,401

Class A common stock, $0.001 par value; one vote per share; 150,000,000 shares authorized, 53,366,147 and 52,608,765 shares issued and
   outstanding.............................................................                     53                 53
Class B common stock, $0.001 par value; ten votes per share; 35,000,000
  shares authorized and 8,311,639 shares issued and outstanding............                      8                  8
Class A common stock warrants..............................................                  1,582              1,582
Stock subscription notes receivable........................................                 (1,973)            (2,813)
Additional paid-in capital.................................................                323,060            318,935
Deferred option plan compensation..........................................                (13,904)           (16,728)
Accumulated deficit........................................................               (161,226)           (53,364)
Commitments and contingencies..............................................                     --                 --
                                                                                       -----------       ------------
       Total liabilities, mandatorily redeemable preferred stock
          and common stockholders' equity..................................            $ 1,390,360       $  1,542,786
                                                                                       ===========       ============

               The accompanying Notes are an integral part of the
                      consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                           For the Three Months
                                                                                               Ended June 30,
                                                                                     -----------------------------------
                                                                                        1999                    1998
                                                                                     -----------            ------------
                                                                                                 (Unaudited)
Advertising revenues ...............................................                 $    57,855             $   30,376
                                                                                     -----------             -----------
Expenses:
  Operating ........................................................                      27,950                   5,732
  Selling, general and administrative ..............................                      44,945                  25,089
  Time brokerage and affiliation fees ..............................                       5,074                   3,068
  Stock-based compensation .........................................                       2,147                   4,780
  Adjustment of programming to net realizable value.................                      70,499                      --
  Depreciation and amortization ....................................                      18,730                  10,408
                                                                                     -----------             -----------
                                                                                         169,345                  49,077
                                                                                     -----------             -----------
Operating loss .....................................................                    (111,490)                (18,701)

Other income (expense):
  Interest expense .................................................                     (10,699)                (10,380)
  Interest income ..................................................                       1,794                   2,459
  Other expenses, net ..............................................                        (670)                   (253)
  Gain on sale of television stations ..............................                      18,661                  37,273
  Equity in loss of unconsolidated investment ......................                          --                  (1,906)
                                                                                     -----------             -----------
(Loss) income before income taxes...................................                    (102,404)                  8,492
Income tax benefit (provision)......................................                      37,499                  (3,267)
                                                                                     -----------             -----------
Net (loss) income ..................................................                     (64,905)                  5,225
Dividends and accretion on redeemable preferred stock...............                     (17,827)                 (9,346)
                                                                                     -----------             -----------
Net loss attributable to common stock ..............................                 $   (82,732)            $    (4,121)
                                                                                     ===========             ===========
Basic and diluted loss per share:
Loss from operations ...............................................                 $     (1.35)            $     (0.07)
                                                                                     -----------             -----------
Net loss ...........................................................                 $     (1.35)            $     (0.07)
                                                                                     ===========             ===========
Weighted average shares outstanding ................................                  61,420,661              59,521,236
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

                       PAXSON COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                           For the Three Months
                                                                                               Ended June 30,
                                                                                     -----------------------------------
                                                                                        1999                    1998
                                                                                     -----------            ------------
                                                                                                 (Unaudited)
Advertising revenues ...............................................                 $   109,634             $    62,041
                                                                                     -----------             -----------
Expenses:
  Operating ........................................................                      58,415                  10,248
  Selling, general and administrative ..............................                      81,814                  41,662
  Time brokerage and affiliation fees ..............................                       8,631                   9,656
  Stock-based compensation .........................................                       4,294                   5,087
  Adjustment of programming to net realizable value.................                      70,499                      --
  Depreciation and amortization ....................................                      37,356                  18,358
                                                                                     -----------             -----------

                                                                                         261,009                  85,011
                                                                                     -----------             -----------
Operating loss .....................................................                    (151,375)                (22,970)



Other income (expense):
  Interest expense .................................................                     (21,717)                (20,886)

  Interest income ..................................................                       2,928                   8,640
  Other expenses, net ..............................................                      (1,009)                   (500)

  Gain on sale of Travel Channel and television stations ...........                      59,453                  51,603
  Equity in loss of unconsolidated investment ......................                      (2,260)                 (3,196)
                                                                                     -----------             -----------

(Loss) income before income taxes...................................                    (113,980)                 12,691
Income tax benefit (provision)......................................                      41,242                  (4,823)
                                                                                     -----------             -----------
Net (loss) income ..................................................                     (72,738)                  7,868
Dividends and accretion on redeemable preferred stock...............                     (35,124)                (16,429)
                                                                                     -----------             -----------
Net loss attributable to common stock ..............................                 $  (107,862)            $    (8,561)
                                                                                     ===========             ===========

Basic and diluted loss per share:
Loss from operations ...............................................                 $     (1.76)            $     (0.14)
                                                                                     -----------             -----------
Net loss ...........................................................                 $     (1.76)            $     (0.14)
                                                                                     ===========             ===========
Weighted average shares outstanding ................................                  61,188,760              60,250,050
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

                       PAXSON COMMUNICATIONS CORPORATION
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                            Stock                                       Retained
                                       Common Stock       Class A & B     Subscription   Additional  Deferred Option     Earnings
                                       ----------------   Common Stock       Notes        Paid-in        Plan         (Accumulated
                                       Class A  Class B     Warrants      Receivable      Capital    Compensation       Deficit)
                                       -------  -------   ------------    -----------   ----------  ---------------   ------------
Balance at December 31, 1997 ..........  $ 51    $ 8        $ 2,316        $(2,813)      $285,796     $ (2,205)         $  84,591
Stock issued for acquisitions .........     1                                               5,249
Issuance of common stock warrants .....                       1,582
Exercise of Class A and B common
  stock warrants ......................     1                (2,316)                        2,315
Deferred option plan compensation .....                                                    24,314      (24,314)
Stock-based compensation ..............                                                                  9,791
Stock options exercised ...............                                                     1,261
Dividends on redeemable and
  convertible preferred stock .........                                                                                   (47,399)
Accretion on redeemable
  preferred stock .....................                                                                                    (2,268)
Net loss ..............................                                                                                   (88,288)
                                         ---     ---        -------        -------        --------    --------          ---------
Balance at December 31, 1998 ..........   53       8          1,582         (2,813)        318,935     (16,728)           (53,364)
Deferred option plan compensation .....                                                      1,470      (1,470)
Stock-based compensation ..............                                                                  4,294
Stock options exercised ...............                                                      2,655
Repayment of stock subscription
  receivable...........................
                                                                               840
Dividends on redeemable and
  convertible preferred stock .........                                                                                   (33,614)
Accretion on redeemable
 preferred stock ......................                                                                                    (1,510)
Net loss ..............................                                                                                   (72,738)
                                         ---     ---        -------        -------        --------    --------          ---------
Balance at June 30, 1999
 (unaudited) ........                    $53     $ 8        $ 1,582        $(1,973)       $323,060    $(13,904)         $(161,226)
                                         ===     ===        =======        =======        ========    ========          =========


               The accompanying Notes are an integral part of the
                      consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            For the Six Months
                                                                                               Ended June 30,
                                                                                        ---------------------------
                                                                                          1999               1998
                                                                                        ---------         ---------
                                                                                              (Unaudited)
Cash flows from operating activities:
  Net (loss) income..........................................................           $ (72,738)        $   7,868
  Adjustments to reconcile net (loss) income to net cash used in Operating activities:
    Depreciation and amortization............................................              37,356            18,358
    Stock-based compensation.................................................               4,294             5,087
    Program rights amortization..............................................              42,593                --
    Payments for cable distribution rights...................................             (20,592)               --
    Program rights payments and deposits.....................................             (57,487)          (23,065)
    Provision for doubtful accounts..........................................               4,554             1,354
    Adjustment of programming to net realizable value........................              70,499                --
    Deferred income tax (benefit) provision..................................             (43,028)            4,823
    Loss on sale or disposal of assets.......................................                 194               232
    Equity in loss of unconsolidated investment..............................               2,260             3,196
    Gain on sale of Travel Channel and television stations...................             (59,453)          (51,603)
    Changes in assets and liabilities:
      Decrease (increase) in restricted cash.................................               4,446            (5,400)
      Increase in accounts receivable........................................             (12,428)           (3,289)
      Increase in prepaid expenses and other current assets..................                (739)           (1,420)
      Decrease in other assets...............................................               2,438             3,568
      (Decrease) increase in accounts payable and accrued liabilities........              (5,302)            6,980
      Increase (decrease) in accrued interest................................                  47              (246)
      Decrease in current income taxes payable...............................                 480                --
                                                                                        ---------         ---------
        Net cash used in operating activities................................            (102,606)          (33,557)
                                                                                        ---------         ---------
  Cash flows from investing activities:
    Acquisitions of broadcasting properties..................................             (38,756)         (408,612)
    Decrease (increase) in investments in broadcast properties...............               8,724           (66,962)
    Decrease in deposits on broadcast properties.............................               3,681            32,171
    Decrease in cash held by qualified intermediary..........................                  --           418,950
    Purchases of property and equipment......................................             (16,178)          (41,361)
    Distribution received from unconsolidated investment.....................                  --             2,947
    Proceeds from sales of Travel Channel and television stations............             113,401            65,618
                                                                                        ---------         ---------
        Net cash provided by investing activities............................              70,872             2,751
                                                                                        ---------         ---------

Cash flows from financing activities:
   Proceeds from issuance of exchangeable and convertible
     preferred stock, net....................................................                  --           261,500
   Proceeds from issuance of long-term debt..................................               9,729             2,000
   Repayments of long-term debt..............................................              (1,492)             (231)
   Proceeds from exercise of common stock options, net.......................               2,655               644
   Repayments of stock subscription notes receivable.........................                 840                --
                                                                                        ---------         ---------
        Net cash provided by financing activities............................              11,732           263,913
                                                                                        ---------         ---------

(Decrease) increase in cash and cash equivalents.............................             (20,002)          233,107
Cash and cash equivalents at beginning of period.............................              49,440            82,641
Cash and cash equivalents at end of period...................................           $  29,438         $ 315,748
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

                       PAXSON COMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                                            For the Six Months
                                                                                               Ended June 30,
                                                                                        ---------------------------
                                                                                          1999               1998
                                                                                        ---------         ---------
                                                                                              (Unaudited)
Supplemental disclosures of cash flow information:
     Cash paid for interest............................................                 $  19,200         $  19,917
                                                                                        =========         =========
     Cash paid for income taxes........................................                 $   1,306         $     230
                                                                                        =========         =========
Non-cash operating and financing activities:
       Accretion of discount on senior subordinated notes..............                 $     190         $     167
                                                                                        =========         =========
     Issuance of common stock for acquisition..........................                 $      --         $   5,250
                                                                                        =========         =========
     Dividends accrued on redeemable preferred stock...................                 $  33,614         $  15,657
                                                                                        =========         =========
     Discount accretion on redeemable securities.......................                 $   1,510         $     772
                                                                                        =========         =========
     Satellite distribution............................................                 $  15,000         $      --
                                                                                        =========         =========
     Sale of KWOK in exchange for WCPX.................................                 $  30,000         $      --
                                                                                        =========         =========




               The accompanying Notes are an integral part of the
                      consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of June 30, 1999 and for the six and three month periods ended June 30, 1999 and 1998, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1998. The composition of accounts has changed since December 31, 1998 to reflect the Company's sale of its Investment in cable network and incurrence of its obligation for satellite distribution.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform with the 1999 presentation. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the definitive proxy statement for the annual meeting of stockholders held April 30, 1999, and the Form 10-Q for the quarter ended March 31, 1999, all of which were filed with the United States Securities and Exchange Commission.

2. Gain on Sale of Travel Channel and Television Stations

In February 1999, the Company sold its 30% interest in The Travel Channel, L.L.C., a joint venture with Discovery Communications, Inc., for aggregate consideration of approximately $55 million and realized a pre-tax gain of approximately $17 million. Of the consideration received, approximately $20.1 million was utilized to pay current obligations for cable distribution rights. The results of operations of The Travel Channel, L.L.C. have been included in the Company's June 30, 1998 and 1999 consolidated statement of operations using the equity method of accounting through the date of sale.

In February 1999, the Company completed its acquisition of WCPX in Chicago by transferring its interest in KWOK in San Francisco as partial consideration for WCPX. In connection with the transfer of ownership of KWOK, the Company recognized a pre-tax gain of approximately $23.8 million.

In May and June 1999, the Company completed its sale of four television stations serving the Dayton, Ohio, Green Bay, Wisconsin, Champaign/Decatur, Illinois, and New York City, New York markets for total consideration of approximately $61 million. The Company recognized pre-tax gains of approximately $18.7 million in connection with these sales.

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

4. Redeemable Preferred Stock

In each of March and June 1999, the Company paid dividends of approximately $1.9 million by the issuance of additional shares of Series A Convertible Preferred Stock. At June 30, 1999, there were no accrued and unpaid dividends on the Series A Convertible Preferred Stock. At June 30, 1999, there were 8,304 shares of Series A Convertible Preferred Stock issued and outstanding.

During the six months ended June 30, 1999, the Company accrued dividends of approximately $3.2 million, $12.3 million and $14.2 million on, respectively, the Junior Preferred Stock 12%, Exchangeable Preferred Stock 12 1/2% and Junior Exchangeable Preferred Stock 13 1/4%. During the six months ended June 30, 1999, the Company paid dividends of approximately $12 million by the issuance of 12,050 additional shares of Exchangeable Preferred Stock 12 1/2% and dividends of approximately $14 million by the issuance of 1,401 additional shares of Junior Exchangeable Preferred Stock 13 1/4%. Accrued and unpaid dividends since the last dividend payment date aggregated approximately $23 million, $4 million and $3.3 million on, respectively, the Junior Preferred Stock 12%, Exchangeable Preferred Stock 12 1/2% and Junior Exchangeable Preferred Stock 13 1/4% at June 30, 1999. At June 30, 1999, the Company had 204,847 shares of Exchangeable Preferred Stock 12 1/2% and 22,571 shares of Exchangeable Preferred Stock 13 1/4% issued and outstanding. There were no changes to the shares authorized, issued and outstanding on the Junior Preferred Stock 12% during the six months ended June 30, 1999.

5. Notes Receivable from the Sale of Stock

During December 1996, the Company approved a program under which it extended loans to certain members of management for the purchase of Company common stock in the open market by those individuals. The loans are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by the shares of stock purchased with the loan proceeds. All of these loans matured in March 1999. The Company is extending all outstanding loans under this program until March 31, 2001. During the six months ended June 30, 1999, approximately $951,000 of principal and interest was repaid to the Company under this program. The outstanding principal balance on such loans was approximately $2 million at June 30, 1999 and is reflected as stock subscription notes receivable in the accompanying balance sheet.

6. Per Share Data

Basic and diluted loss per share from continuing operations was computed by dividing the loss from continuing operations less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. Because of per share losses from continuing operations, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share. At June 30,1999 and 1998, respectively, there were outstanding 9,559,780 and 9,786,027 stock options, 395,500 and 457,238 Class A and B common stock warrants, and at June 30, 1999, 5,189,375 shares of Class A common stock reserved for possible future issuance in connection with the Series A Convertible Preferred Stock. These securities that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

7. Adjustment of Programming to Net Realizable Value

During the second quarter of 1999, the Company wrote down certain of its program rights by a total of approximately $70.5 million to its expected net realizable value. The write down was a result of the Company's ongoing evaluation of its anticipated future usage of its programming, and the anticipated future ratings and related advertising revenues to be generated in connection with the Company's programming, all relative to the carrying value of the related program rights.

As part of its continuing process of obtaining information and revising its estimates as to the recoverability of programming rights, the Company has modified its program rights amortization policy for purchased syndicated programming to the greater of straight line per run or straight line over the life of the contract. The effect of this change in accounting estimate will be accounted for prospectively.

8. Subsequent Event

In August 1999, CAP Communications, Inc., a company beneficially owned by family members of the Company's principal shareholder, Mr. Lowell W. Paxson, repaid the notes receivable of $15.5 million and $15 million for WBPX and WHPX, respectively. These amounts were recorded as investments in broadcast properties in the accompanying consolidated balance sheets.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal business is the ownership and operation of the largest broadcast television station group in the United States. On August 31, 1998, the Company launched PAX TV, the programming that the Company provides to its owned, operated and affiliated television stations and to certain cable system affiliates and satellite providers. PAX TV programming consists of family-friendly traditional entertainment television programs that have had or are having successful first runs on television, as well as original programs. Prior to launching PAX TV, the Company aired long form paid programming consisting primarily of infomercials on its television distribution system. The Company continues to carry infomercials at significantly reduced inventory levels. Certain of the Company's stations broadcasting PAX TV were and continue to be operated pursuant to time brokerage or affiliation agreements. The Company's consolidated operating revenues and expenses include the operating results of time brokered stations. In February 1999, the Company sold its 30% interest in the Travel Channel, L.L.C., a cable television joint venture with Discovery Communications, Inc. The Company's interest in the operating results of the Travel Channel has been included in the consolidated financial statements using the equity method of accounting through the date of sale.

The Company's operating data throughout the periods discussed have been affected significantly by the costs incurred to launch and support PAX TV. The Company's costs have decreased from 1998 post-launch levels but will remain significantly higher than prior to the launch of PAX TV. The Company's primary operating costs include commissions on revenues, employee salaries, administrative expenses and payments with respect to syndicated program rights, cable distribution, ratings services and promotional advertising.

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

The Company believes that its group of television stations comprises a valuable national broadcasting distribution infrastructure. PAX TV reaches US television households through a distribution system comprised of broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index ("NTI"), as of June 1999, the PAX TV network reached 76% of US television households through broadcast, cable and satellite distribution. Upon completion of pending transactions, stations broadcasting PAX TV will include 123 broadcast television stations consisting of 72 stations which are owned and operated by the Company or in which the Company has an economic interest and 51 non-owned or operated PAX TV affiliates. These stations reach all of the top 20 markets and 43 of the top 50 markets. Additionally, the Company has entered into agreements with multiple cable system operators whereby the Company receives carriage of its PAX TV programming in markets not currently served by the Company's broadcast television station group and has entered into nationwide distribution agreements with two satellite television providers who carry PAX TV to their subscribers.

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements as to what the Company "believes", "intends", "expects", "anticipates" and other similarly anticipatory expressions are forward-looking and are made only as of the date of this Report. Readers of this Report are cautioned not to place undue reliance on such forward-looking statements as they are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Company's high level of indebtedness and the restrictions placed on the Company's business and operations by the terms of its indebtedness and its outstanding preferred stock, the risks relating to the comprehensive governmental regulation of the Company's businesses including the restrictions on multiple broadcast property ownership, the broadcast licensing renewal requirements, the risks of industry and economic conditions which could adversely affect the Company's business operations and the other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company's launch of PAX TV entails certain additional risks and uncertainties including those risks associated with the launch of a new programming service, the ability to obtain desirable programming at a financially feasible cost and the ability to profitably sell advertising spots during such programming.

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

                           Statements of Operations

                                                             For the Three Months               For the Six Months
                                                                Ended June 30,                     Ended June 30,
                                                            ----------------------             ----------------------
                                                             1999             1998              1999            1998
                                                            -----            -----             ------           -----
Advertising revenues..................................      100.0%           100.0%            100.0%           100.0%
                                                           ------           ------            ------           ------
Operating.............................................       48.3             18.9              53.3             16.5
Selling, general and administrative...................       77.7             82.6              74.6             67.1
Time brokerage and affiliation fees ..................        8.8             10.1               7.9             15.6
Stock-based compensation..............................        3.7             15.7               3.9              8.2
Adjustment of programming to net realizable value.....      121.9               --              64.3               --
Depreciation and amortization ........................       32.3             34.3              34.1             29.6
                                                           ------           ------            ------           ------
Total operating expenses..............................      292.7            161.6             238.1            137.0
                                                           ------           ------            ------           ------
Operating loss .......................................     (192.7)           (61.6)           (138.1)           (37.0)
Other income (expense):
Interest expense .....................................      (18.5)           (34.2)            (19.8)           (33.7)
Interest income ......................................        3.1              8.1               2.7             13.9
Other expenses, net ..................................       (1.2)            (0.8)             (0.9)            (0.8)
Gain on sale of Travel Channel and television
 stations ............................................       32.3            122.7              54.2             83.2
Equity in loss of unconsolidated investment ..........        0.0             (6.3)             (2.1)            (5.1)
                                                           ------           ------            ------           ------
(Loss) income before income taxes.....................     (177.0)            27.9            (104.0)            20.5
Income tax benefit (provision)........................       64.8            (10.7)             37.6             (7.8)
                                                           ------           ------            ------           ------

Net (loss) income.....................................     (112.2)            17.2             (66.4)            12.7
                                                           ======           ======            ======           ======


THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Consolidated revenues for the three months ended June 30, 1999, increased 90% (or $27.5 million) to $57.9 million over the same period in 1998. This increase was primarily due to the launch of PAX TV and increased distribution via television, cable systems and satellite.

Expenses from operations for the three months ended June 30, 1999, increased 245% (or $120.3 million) to $169.3 million over the same period in 1998. The largest increase in expense relates to the programming rights adjustment to net realizable value of $70.5 million, reflecting a decrease in programming value due to lower anticipated future usage, ratings and related revenues for these programs. The majority of the remaining expense increases were incurred as a result of the launch of PAX TV and costs associated with operating new television stations. These increases primarily included program rights amortization of $19.5 million, increased selling, general and administrative costs, such as commissions and bad debt provisions of $7.8 million, promotion costs of $3.2 million, and other selling, general and administrative costs of $8.8 million, which were higher primarily due to additional employees hired and regional sales offices added, and higher depreciation and amortization of $8.3 million, primarily related to assets acquired. These increases were partially offset by lower stock based compensation of $2.6 million.

Interest expense for the three months ended June 30, 1999, increased to $10.7 million or 3% over the same period in 1998 primarily due to a greater level of senior debt throughout the period. At June 30, 1999, total long-term debt and senior subordinated notes were $382 million compared with the balance of $353 million in the prior year.

Interest income for the three months ended June 30, 1999, decreased from $2.5 million to $1.8 million or 27% over the same period in 1998 primarily due to the reinvestment of cash held by qualified intermediary into television station assets.

Gain on sale of television stations reflects the Company's sale of its interest in four television stations during the second quarter.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Consolidated revenues for the six months ended June 30, 1999, increased 77% (or $47.6 million) to $109.6 million over the same period in 1998. This increase was primarily due to the launch of PAX TV and increased distribution via television, cable systems and satellite.

Expenses from operations for the six months ended June 30, 1999, increased 207% (or $176 million) to $261 million over the same period in 1998. The largest increase in expense relates to the programming rights adjustment to net realizable value of $70.5 million, reflecting a decrease in programming value due to lower anticipated future usage, ratings and related revenues for these programs. The majority of the remaining expense increases were incurred as a result of the launch of PAX TV and costs associated with operating new television stations. These increases primarily included program rights amortization of $42.6 million, increased selling, general and administrative costs, such as commissions and bad debt provisions of $10.5 million, promotion costs of $6.8 million, and other selling, general and administrative costs of $22.7 million, which were higher primarily due to additional employees hired and regional sales offices added, increased technical costs of $1.3 million and higher depreciation and amortization of $19.0 million, primarily related to assets acquired. These increases were partially offset by lower stock based compensation of $0.8 million.

Interest expense for the six months ended June 30, 1999, increased to $21.7 million or 4% over the same period in 1998 primarily due to a greater level of senior debt throughout the period.

Interest income for the six months ended June 30, 1999, decreased from $8.6 million to $2.9 million or 66% over the same period in 1998 primarily due to the reinvestment of cash held by qualified intermediary into television station assets.

Gain on sale of Travel Channel and television stations reflects the Company's sale of its interest in the Travel Channel, the transfer of the Company's interest in KWOK and the sale of four television stations during the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 1999 and December 31, 1998 was $6.5 million and $1.8 million, respectively, and the ratio of current assets to current liabilities was 1.05:1 and 1.01:1 on such dates, respectively. Working capital increased primarily due to the proceeds from the Travel Channel and television station sales during the six month period.

Cash used in operations of approximately $102.6 million and $33.6 million for the six months ended June 30, 1999 and 1998, respectively, primarily reflects the increase in operating costs incurred in connection with the operation of PAX TV and the increase in related cable distribution rights and programming rights payments. Cash provided by investing activities primarily reflects the proceeds from the sale of the Travel Channel and television stations, use of the cash held by qualified intermediary in the prior year, the acquisitions of and investments in broadcast properties and purchases of equipment for acquired and existing properties. Cash provided by financing activities primarily reflects the proceeds from long term debt net of repayments, the exercise of common stock options and repayments of stock subscription notes receivable.

In connection with the amendment and restatement of the Company's $122 million senior Credit Facility, in April 1998 the Company placed approximately $22.4 million in an interest bearing escrow in order to pre-fund interest payments under this facility. The Company had approximately $13.6 million remaining in an interest bearing escrow as of June 30, 1999.

In August 1998, the Company entered into a $50 million Equipment Facility which matures the first business day of October 2003. The draw-down period of the Equipment Facility expires in August 1999. All borrowings under this facility are secured by the equipment purchased with the proceeds drawn. At June 30, 1999, the Company had borrowings of approximately $29.9 million outstanding under the Equipment Facility. Subsequent to June 30, 1999, the Company has borrowed an additional $1 million. The Company intends to use the Equipment Facility to fund the majority of its capital expenditure needs through August 1999. The Company is in discussions with the lender to extend the draw-down period under this Facility.

The Company has generated operating losses since the launch of PAX TV on August 31, 1998. While the Company expected to incur operating losses during the startup phase of PAX TV, it has revised its expectations as to the length of time such operating losses will continue in order to better reflect the period of time required for a new network such as PAX TV to build an effective sales and marketing operation and gain acceptance among advertisers. While ratings for PAX TV and network and long form advertising revenues have generally met the Company's expectations, the Company is adjusting its sales and marketing strategies to focus on agency rather than direct sales of advertising airtime in order to increase non-network advertising revenue. The Company believes that as more historical ratings data for PAX TV become available, and as the Company continues to refine its sales and marketing efforts, advertisers will become more familiar with PAX TV and are likely to increase PAX TV's participation in quarterly and annual advertising expenditure cycles. The Company also intends to enter into joint services agreements for stations in markets outside the top 40 in order to increase revenue and reduce expenses.

The Company's primary capital requirements are for the funds required to complete announced acquisitions of broadcasting properties, capital expenditures on existing and acquired properties, syndicated programming rights payments, cable carriage and promotion payments, debt service payments and the Company's working capital requirements.

As of June 30, 1999, the Company's programming contracts require collective payments by the Company of approximately $318.3 million as follows (in thousands):

                                      Obligations        Program
                                      for Program        Rights
                                        Rights         Commitments    Total
                                      -----------      -----------   --------
1999 (July - December).............    $ 41,042         $ 35,529     $ 76,571
2000 ..............................      67,618           20,450       88,068
2001 ..............................      52,153           13,110       65,263
2002 ..............................      31,127           15,255       46,382
2003 ..............................       2,347           17,509       19,856
Thereafter through 2005 ...........          --           22,147       22,147
                                       --------         --------     --------
                                       $194,287         $124,000     $318,287
                                       ========         ========     ========

The Company has also committed to purchase at similar terms additional future series episodes of its licensed programs should they be made available.

As of June 30, 1999, obligations for cable distribution rights require collective payments by the Company of approximately $50.7 million over such periods as follows (in thousands):

     1999 (July - December)  .................................  $ 30,322
     2000 ....................................................    11,785
     2001 ....................................................     6,169
     2002 ....................................................     1,886
     2003 ....................................................       180
     Thereafter ..............................................       358
                                                                --------
                                                                  50,700
     Less: Amount representing interest ......................    (4,148)
                                                                --------
     Present value of cable rights payable ...................  $ 46,552
                                                                ========

The Company has taken steps to defer obligations on cable distribution rights by offering cable system operators the option of taking their payments in common stock of the Company or cash in the future when the obligations become due. If the cable system operators elect to take their payments in Company stock this year, the Company's cash payment obligations will be reduced by approximately $16 million.

As of June 30, 1999, the Company had agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to, broadcast properties:

     Anticipated to close in 1999 (July - December)............    $ 54,785
     Anticipated to close in 2000 and thereafter ..............      63,011
                                                                   --------
                                                                   $117,796
                                                                   ========

The completion of such acquisitions or investments in broadcast properties is subject to a variety of factors and the satisfaction of various conditions including the receipt of regulatory approvals. There can be no assurance that any of such investments will be completed.

The Company's liquidity is significantly affected by its operating performance and capital commitments for programming, cable distribution and acquisitions as described above, and by its current debt service and working capital requirements and its ability to obtain debt financing, liquidate certain investments in broadcast properties and dispose of non-core assets. The Company is also subject to certain minimum liquidity requirements under the terms of the Equipment Facility. As the Company's currently available sources of liquidity will be insufficient to meet the Company's cash needs by year end, the Company is pursuing alternatives for raising additional capital and is in active negotiations with various financial and strategic investors which, if successfully concluded, would likely involve the Company raising funds through the issuance of additional shares of preferred or common stock or related securities. The Company is also pursuing other measures to address its short term liquidity position, such as the sale of non-essential broadcasting stations, deferring or abandoning non-essential capital expenditures on existing properties and additional operating expense reductions. The Company cannot be sure that it will be able to raise the additional capital it needs in the short term on terms which will be acceptable to it, nor can the Company be sure that it will be able to implement other measures which will be sufficient to address its short term liquidity needs. Should the Company be unable to raise sufficient additional capital in the short term, its business could be materially adversely affected.

The Company will also require additional financing to pursue its business strategy and fund its capital requirements in the year 2000 and thereafter. The amount of additional financing needed could be increased to the extent that the Company pursues additional acquisitions, incurs additional programming rights obligations, enters into additional cable carriage agreements or requires additional working capital as a result of operating deficits. The Company cannot be sure that it will be able to obtain the necessary additional financing on terms acceptable to it. Should the Company be unable to raise the necessary additional capital, its ability to pursue its business strategy in the year 2000 and thereafter would be adversely affected.

YEAR 2000 CONSIDERATIONS

The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions to operations.

State of Readiness

The Company has identified four major categories of Year 2000 risk:

(1) Software systems -- these include the Company's revenue system ("Traffic System"), financial system (e.g. general ledger, accounts payable, fixed assets, etc.), and digital cable transmission and automation systems (for video servers);

(2) Equipment with embedded chip technology -- these include "on-air" equipment (e.g., video servers, compression gear, transmitters, etc.), computer hardware and generators;

(3) External vendors and suppliers -- these include satellite transmission operators, cable television operators, and other third parties whose systems failures potentially could have a significant adverse impact on the Company's operations; and

(4) Facilities -- these include fire alarm systems, phone systems and access control systems.

The Company has completed its inventory of software systems and equipment and has identified external vendors and suppliers whose systems failures could have a significant impact on the Company's operations. The Company has completed its assessment and is in the process of completing the remediation of all mission-critical systems and equipment.

In 1998, the Company replaced its Traffic System with a system that is Year 2000 compliant. The Company replaced the general ledger and accounts payable sections of its financial system with a Year 2000 compliant system during the second quarter of 1999. The Company is currently replacing the fixed assets section of its financial system with a Year 2000 compliant system which is expected to be operational by September 30, 1999. The implementation of these new systems minimizes the possibility of Year 2000 issues significantly interrupting normal operations.

The Company has completed its assessment, remediation, testing and certification of third party software for all mission-critical systems and components. Over the next few months as the Company receives more information on the extent of Year 2000 compliance by external vendors and third party suppliers, the nature of any contingency plans that may be needed will evolve.

The Company is currently preparing contingency plans to identify and handle its worst case scenarios. It expects to complete these plans by September 30, 1999.

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

                                    PART II
                               OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on April 30, 1999. At the meeting, all six of the Company's existing directors were re-elected for one year terms and the adoption of the Company's 1998 Stock Incentive Plan was ratified. The appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for 1999 was also ratified.

The number of votes cast for, cast against and withheld, as applicable, with respect to each of the matters submitted for a vote at the meeting, are set forth below:


Election of Directors                       For                                         Withheld
---------------------                       ---                                         --------
Lowell W. Paxson                            124,258,027                                 1,645,481
William E. Simon, Jr.                       124,331,690                                 1,571,818
Jeffrey Sagansky                            124,333,096                                 1,570,412
James B. Bocock                             124,340,233                                 1,563,275
Bruce L. Burnham                            124,342,623                                 1,560,885
James L. Greenwald                          124,344,411                                 1.559,097

                                            For                   Against               Withheld
                                            ---                   -------               --------
Ratification of 1998 Stock Incentive Plan   111,980,714           4,474,264             69,073

                                            For                   Against               Withheld
                                            ---                   -------               --------
Appointment of Accountants                  125,862,070           32,724                8,714


There were no broker non-votes with respect to any of the matters submitted for a vote at the meeting.

Item 5. Other Information.

On August 5, 1999, the Federal Communications Commission ("FCC") adopted changes to its Television Ownership Rules and its attribution rules and policies "to reflect changes in the media marketplace." These new regulations will become effective sixty days following their publication in the Federal Register.

Television Duopoly

The FCC's current duopoly regulations prevent one entity from owning television stations with certain contour overlap. The FCC's new rules will allow common ownership of two television stations regardless of contour overlap if the stations are in separate Nielsen Designated Market Areas (DMAs). Additionally, a single broadcaster can now own two television stations in the same DMA so long as one of the stations is not among the top four ranked stations in the market based upon audience share and at least eight separately owned, full-power (commercial and non-commercial) television stations are licensed to communities within the DMA after this consolidation. In addition, under the new revised rules, the FCC will waive its duopoly restrictions to otherwise permit common ownership of two television stations in the same DMA where a same-market-licensee is the only reasonably available buyer and the station purchased is a "failed" station or a "failing" station. A "failed" station is one that either has been off the air for at least four months prior to the waiver request or is involved in a bankruptcy or insolvency proceeding. A "failing" station is one that is experiencing low audience share and has been financially struggling during the previous several years. Finally, for purposes of determining compliance with the national audience cap of 35%, the FCC announced that it will count market coverage only once even though a broadcaster may own two stations in a single DMA.

Radio/Television Cross-Ownership

Currently, FCC regulations prevent a broadcaster from owning a radio station and a television station in the same market pursuant to the so-called "One-to-a-Market" rule. Under the FCC's recently announced revisions, a party will now be permitted to own two television stations, assuming compliance with the modified television duopoly rules, and any of the following radio station combinations in the same DMA:

- Up to six radio stations (any combination of AM or FM stations) in any market where at least twenty independent voices would remain after the combination;

- Up to four radio stations (again, in any combination of AM or FM) in any market where at least ten independent voices would remain post-merger; and

- One radio station (AM or FM) notwithstanding the number of independent voices in the market.

Additionally, in those markets where the revised rule would allow parties to own eight outlets in the form of two television stations and six radio stations, a party may instead own one television station and seven radio stations.

For purposes of these new radio/television cross-ownership rules, "independent voices" will include:

         All independently owned, full-power, operational commercial and non-commercial television stations licensed to a community within the DMA in which the television station in question is located;

         All independently owned, operational commercial and non-commercial radio stations licensed to or with a reportable share in the radio-metro market where the television station involved is located;

         Daily newspapers that are published within the DMA with a circulation exceeding 5% of the DMA; and

         Wired cable service (counted as a single voice) provided cable service is generally available within the DMA.

Finally, those broadcasters who hold or applied by July 29, 1999 for a one-to-a-market waiver, permitting combinations in excess of the new limits need not divest any properties as the FCC will grandfather those arrangements until 2004.

Local Marketing Agreements ("LMAs")

The FCC will now apply to television LMAs the same attribution rules currently in force for radio LMAs. Accordingly, ownership will be attributed to a television station which brokers more than 15% of the weekly broadcast hours of another television station in the same DMA. However, given the new television duopoly rules and related waiver policies, the majority of currently existing same-market television LMAs will continue to be permissible. The FCC announced that those LMAs not falling under the new duopoly rule or waiver policies but which were entered into before November 5, 1996, could continue in full force and effect and will be grandfathered for an initial term of five years. Post-November 5, 1996 LMAs will have two years from the date of adoption of these rules within which to terminate their LMA agreement or otherwise come into compliance with the new local broadcast ownership rules.

Attributable Investments

The FCC also revised its broadcast and cable/MDS ownership attribution rules. Under the FCC's new rule, a holder of a financial interest, whether equity or debt or both, in excess of 33% of a licensee's total assets will have an attributable interest in that licensee if it is either a major program supplier to that licensee (supplying more than 15% of the station's total weekly broadcast programming hours) or if it is a same-market media entity (broadcaster, cable operator or newspaper). All stock, both common and preferred, both voting and non-voting will be counted towards the 33% threshold. However, the new rules continue to retain the active investor benchmark at 5% of voting stock, but raise the passive investment benchmark, namely investment companies, mutual funds, insurance companies and bank trust departments, to 20% from 10%.

Finally, the FCC eliminated the "cross-interest" policy which had placed limits on non-voting stock interests, intra market joint ventures and the role of certain key employees of media companies.

Item 6. Exhibits and Reports on Form 8-K.

(a) List of Exhibits:

Exhibit No.   Description

3.1.1       Certificate of Incorporation of the Company (1)

3.1.2       Bylaws of the Company (2)

3.1.3 Certificate of Designation of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (1)

3.1.4 Certificate of Designations of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock (3)

3.1.5 Certificate of Designations of the Company's 9 3/4% Series A Convertible Preferred Stock (4)

3.1.6 Certificate of Designations of the Company's 13 1/4% Cumulative Junior Exchangeable Preferred Stock (4)

10.205 Employment Agreement, dated April 14, 1999, between the Company and John F. DeLorenzo

10.206 Asset Purchase Agreement, dated April 23, 1999, by and among Paxson Communications Corporation, Paxson Communications License Company, LLC, Paxson Communications of Green Bay-14, Inc., Paxson Communications of Dayton-26, Inc., Paxson Dayton License, Inc., Paxson Communications of Decatur-23, Inc., and Paxson Decatur License, Inc., and ACME Television of Ohio, LLC, ACME Television Licenses of Ohio, LLC, ACME Television of Wisconsin, LLC, ACME Television Licenses of Wisconsin, LLC, ACME Television of Illinois, LLC, and ACME Television Licenses of Illinois, LLC for WDPX(TV), Springfield, OF, WPXG(TV), Suring, WI and WPXU(TV), Decatur, IL

27          Financial Data Schedule (for SEC use only)

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



                                         PAXSON COMMUNICATIONS CORPORATION



Date: August 16, 1999                    By: /s/ Jeffrey Sagansky
                                             ----------------------------------
                                             Jeffrey Sagansky
                                             Chief Executive Officer,
                                             President and Director
                                             (Principal Executive Officer)







Date: August 16, 1999                    By: /s/ John F. DeLorenzo
                                             ----------------------------------
                                             John F. DeLorenzo
                                             Executive Vice President, Chief
                                             Financial Officer and Director
                                             (Principal Financial Officer)