Form 10-Q
period 1999-09-30
PAXSON COMMUNICATIONS CORP
filed 1999-11-22
CIK 923877

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999

CLASS OF STOCK                                                 NUMBER OF SHARES
--------------                                                 ----------------

COMMON STOCK-CLASS A, $0.001 PAR VALUE PER SHARE ............    53,668,889

COMMON STOCK-CLASS B, $0.001 PAR VALUE PER SHARE ............     8,311,639

                       PAXSON COMMUNICATIONS CORPORATION

                                     INDEX

                                                                                       Page
                                                                                       ----
Part I - Financial Information

         Item 1.   Financial Statements
                   Consolidated Balance Sheets
                   September 30, 1999 (unaudited) and December 31, 1998                  3

                   Consolidated Statements of Operations (unaudited)
                   Three Months Ended September 30, 1999 and 1998                        4

                   Consolidated Statements of Operations (unaudited)
                   Nine Months Ended September 30, 1999 and 1998                         5

                   Consolidated Statement of Changes in Common Stockholders'
                   Equity Year Ended December 31, 1998 and Nine Months
                   Ended September 30, 1999 (unaudited)                                  6

                   Consolidated Statements of Cash Flows (unaudited)
                   Nine Months Ended September 30, 1999 and 1998                         7

                   Notes to Consolidated Financial Statements                            9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                        14
Part II - Other Information

         Item 1.   Legal Proceedings                                                    21

         Item 6.   Exhibits and Reports on Form 8-K                                     21

         Signatures                                                                     22


                       PAXSON COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                                                             September 30,     December 31,
                                                                                  1999             1998
                                                                             -------------     ------------
                                                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...........................................      $   416,083       $    49,440
  Restricted cash and short-term investments ..........................           19,091            18,096
  Accounts receivable, less allowance for doubtful accounts
     of $4,342 and $3,953, respectively ...............................           28,952            21,391
  Program rights ......................................................           66,433            81,867
  Prepaid expenses and other current assets ...........................            4,443             2,947
                                                                             -----------       -----------
        Total current assets ..........................................          535,002           173,741

Property and equipment, net ...........................................          191,085           178,975
Intangible assets, net ................................................          914,582           827,973
Investments in broadcast properties ...................................           40,938            74,683
Program rights, net ...................................................          164,866           214,331
Investment in cable network ...........................................               --            42,531
Other assets, net .....................................................           39,560            30,552
                                                                             -----------       -----------
       Total assets ...................................................      $ 1,886,033       $ 1,542,786
                                                                             ===========       ===========

LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ............................      $    17,021       $    25,738
  Accrued interest ....................................................           16,395             8,391
  Obligations for cable distribution rights ...........................           34,439            50,914
  Obligation for satellite distribution ...............................            2,625                --
  Obligations for program rights ......................................           95,057            84,820
  Income taxes payable ................................................            2,022             1,542
  Current portion of long-term debt ...................................              397               529
                                                                             -----------       -----------
       Total current liabilities ......................................          167,956           171,934

Deferred income taxes .................................................               --            58,109
Obligations for cable distribution rights, net of current portion .....            5,329            15,400
Obligation for satellite distribution, net of current portion .........           12,375                --
Obligations for program rights, net of current portion ................          124,808           154,800
Long-term debt ........................................................          154,521           145,164
DP Media long-term debt ...............................................          114,000                --
Senior subordinated notes, net ........................................          228,591           228,305
Mandatorily redeemable preferred stock ................................          884,063           521,401

Class A common stock, $0.001 par value; one vote per share; 150,000,000 shares authorized, 53,654,889 and 52,608,765 shares issued and
   outstanding ........................................................               54                53
Class B common stock, $0.001 par value; ten votes per share; 35,000,000
   shares authorized and 8,311,639 shares issued and outstanding ......                8                 8
Class A common stock warrants and Class B common stock call option ....          101,582             1,582
Stock subscription notes receivable ...................................           (1,799)           (2,813)
Additional paid-in capital ............................................          401,318           318,935
Deferred option plan compensation .....................................          (15,788)          (16,728)
Accumulated deficit ...................................................         (290,985)          (53,364)
Commitments and contingencies .........................................               --                --
                                                                             -----------       -----------
       Total liabilities, mandatorily redeemable preferred stock
         and common stockholders' equity ..............................      $ 1,886,033       $ 1,542,786
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

                       PAXSON COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                 For the Three Months
                                                                                  Ended September 30,
                                                                           -------------------------------
                                                                               1999               1998
                                                                           ------------       ------------
                                                                                     (Unaudited)
Advertising revenues ................................................      $     58,051       $     29,402
                                                                           ------------       ------------
Expenses:
  Operating .........................................................            32,662             14,785
  Selling, general and administrative ...............................            41,435             45,566
  Time brokerage and affiliation fees ...............................             4,425              2,831
  Stock-based compensation ..........................................             9,419              2,902
  Depreciation and amortization .....................................            19,488             10,098
                                                                           ------------       ------------
                                                                                107,429             76,182
                                                                           ------------       ------------
Operating loss ......................................................           (49,378)           (46,780)

Other income (expense):
  Interest expense ..................................................           (10,997)           (10,053)
  Interest income ...................................................             1,758              4,694
  Other expenses, net ...............................................              (686)              (318)
  Equity in loss of unconsolidated investment .......................                --             (4,983)
                                                                           ------------       ------------
Loss before income taxes ............................................           (59,303)           (57,440)
Income tax benefit ..................................................            16,050             20,869
                                                                           ------------       ------------
Net loss ............................................................           (43,253)           (36,571)
Beneficial conversion feature on issuance of convertible
  preferred stock ...................................................           (65,467)                --
Dividends and accretion on redeemable preferred stock ...............           (21,039)           (16,440)
                                                                           ------------       ------------

Net loss attributable to common stock ...............................      $   (129,759)      $    (53,011)
                                                                           ============       ============
Basic and diluted loss per share:
Loss from operations ................................................      $      (2.10)      $      (0.87)
                                                                           ------------       ------------
Net loss ............................................................      $      (2.10)      $      (0.87)
                                                                           ============       ============

Weighted average shares outstanding .................................        61,887,000         60,740,230
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

                       PAXSON COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                                 -------------------------------
                                                                                      1999             1998
                                                                                 ------------       ------------
                                                                                          (Unaudited)

Advertising revenues ......................................................      $    167,684       $     91,443
                                                                                 ------------       ------------
Expenses:
  Operating ...............................................................            91,077             25,032
  Selling, general and administrative .....................................           123,249             87,228
  Time brokerage and affiliation fees .....................................            13,057             12,488
  Stock-based compensation ................................................            13,712              7,989
  Adjustment of programming to net realizable value .......................            70,499                 --
  Depreciation and amortization ...........................................            56,844             28,456
                                                                                 ------------       ------------
                                                                                      368,438            161,193
                                                                                 ------------       ------------
Operating loss ............................................................          (200,754)           (69,750)

Other income (expense):
  Interest expense ........................................................           (32,714)           (30,939)
  Interest income .........................................................             4,686             13,334
  Other expenses, net .....................................................            (1,694)              (818)
  Gain on sale of Travel Channel and television stations ..................            59,453             51,603
  Equity in loss of unconsolidated investment .............................            (2,260)            (8,179)
                                                                                 ------------       ------------
Loss before income taxes ..................................................          (173,283)           (44,749)
Income tax benefit ........................................................            57,291             16,046
                                                                                 ------------       ------------
Net loss ..................................................................          (115,992)           (28,703)
 Beneficial conversion feature on issuance of convertible preferred stock..           (65,467)                --
 Dividends and accretion on redeemable preferred stock ....................           (56,162)           (32,869)
                                                                                 ------------       ------------
Net loss attributable to common stock .....................................      $   (237,621)      $    (61,572)
                                                                                 ============       ============
Basic and diluted loss per share:
Loss from operations ......................................................      $      (3.87)      $      (1.02)
                                                                                 ------------       ------------
Net loss ..................................................................      $      (3.87)      $      (1.02)
                                                                                 ============       ============
Weighted average shares outstanding .......................................        61,424,064         60,197,234
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

                       PAXSON COMMUNICATIONS CORPORATION
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               CLASS A AND B
                                                                   COMMON
                                                                   STOCK       STOCK                                RETAINED
                                                COMMON STOCK      WARRANTS  SUBSCRIPTION ADDITIONAL   DEFERRED      EARNINGS
                                            -------------------   AND CALL     NOTES      PAID-IN   OPTION PLAN   (ACCUMULATED
                                            CLASS A     CLASS B    OPTION    RECEIVABLE   CAPITAL   COMPENSATION    DEFICIT)
                                            -------     -------    ------    -----------  -------   ------------    -------
Balance at December 31, 1997 ............  $      51   $      8   $  2,316    $(2,813)    $285,796    $ (2,205)    $  84,591
Stock issued for acquisitions ...........          1                                         5,249
Issuance of common stock warrants .......                            1,582

Exercise of Class A and B common
  stock warrants.........................          1                (2,316)                  2,315
Deferred option plan compensation .......                                                   24,314     (24,314)
Stock-based compensation ................                                                                9,791
Stock options exercised .................                                                    1,261
Dividends on redeemable and
  convertible preferred stock ...........                                                                            (47,399)
Accretion on redeemable
  preferred stock .......................                                                                             (2,268)
Net loss ................................                                                                            (88,288)
                                           ---------   --------   --------    -------     --------    --------     ---------
Balance at December 31, 1998 ............         53          8      1,582     (2,813)     318,935     (16,728)      (53,364)
Issuance of common stock warrants and
  Class B common stock call option ......                          100,000
Deferred option plan compensation .......                                                   12,772     (12,772)
Stock-based compensation ................                                                               13,712
Stock options exercised .................          1                                         4,144
Repayment of stock subscription
  receivable ............................                                       1,014
Beneficial conversion feature on
   issuance of convertible preferred
   stock ................................                                                   65,467                   (65,467)
Dividends on redeemable and
   convertible preferred stock ..........                                                                            (52,570)
Accretion on redeemable preferred
   stock ................................                                                                             (3,592)
Net loss ................................                                                                           (115,992)
                                           ---------   --------   --------    -------     --------    --------     ---------
Balance at September 30, 1999 (unaudited)  $      54   $      8   $101,582    $(1,799)    $401,318    $(15,788)    $(290,985)
                                           =========   ========   ========    =======     ========    ========     =========

               The accompanying Notes are an integral part of the
                      consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                                   -------------------------
                                                                                     1999            1998
                                                                                   ---------       ---------
                                                                                         (Unaudited)
Cash flows from operating activities:
  Net loss ..................................................................      $(115,992)      $ (28,703)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ...........................................         56,844          28,456
    Stock-based compensation ................................................         13,712           7,989
    Program rights amortization .............................................         66,924           7,650
    Payments for cable distribution rights ..................................        (16,474)        (11,435)
    Program rights payments and deposits ....................................        (96,228)        (37,747)
    Provision for doubtful accounts .........................................          5,119           1,777
    Adjustment of programming to net realizable value .......................         70,499              --
    Deferred income tax benefit .............................................        (59,084)        (19,256)
    (Gain) loss on sale or disposal of assets ...............................           (671)            353
    Equity in loss of unconsolidated investment .............................          2,260           8,179
    Gain on sale of Travel Channel and television stations ..................        (59,453)        (51,603)
    Changes in assets and liabilities:
      Decrease (increase) in restricted cash ................................          6,705          (3,083)
      Increase in accounts receivable .......................................         (8,875)         (7,972)
      Increase in prepaid expenses and other current assets .................         (1,272)         (2,780)
      (Increase) decrease in other assets ...................................         (7,812)          4,193
      (Decrease) increase in accounts payable and accrued liabilities .......        (11,160)         19,782
      Increase in accrued interest ..........................................          6,825           6,494
      Decrease in current income taxes payable ..............................            480           1,925
                                                                                   ---------       ---------
        Net cash used in operating activities ...............................       (147,653)        (75,781)
                                                                                   ---------       ---------
  Cash flows from investing activities:
    Acquisitions of broadcasting properties .................................        (53,828)       (568,896)
    Decrease (increase) in investments in broadcast properties ..............         10,189         (35,692)
    Collection of notes receivable from CAP Communications, Inc. ............         30,644              --
    Decrease in deposits on broadcast properties ............................          3,974          30,544
    Decrease in cash held by qualified intermediary .........................             --         418,950
    Purchases of property and equipment .....................................        (22,604)        (61,872)
    Distribution received from unconsolidated investment ....................             --           3,163
    DP Media cash balance upon consolidation ................................          4,310              --
    Proceeds from sales of Travel Channel and television stations ...........        120,727          66,619
                                                                                   ---------       ---------
        Net cash provided by (used in) investing activities .................         93,412        (147,184)
                                                                                   ---------       ---------
Cash flows from financing activities:
   Proceeds from issuance of exchangeable and convertible
    preferred stock, net ....................................................        406,500         261,500
   Proceeds from issuance of long-term debt .................................         10,858           2,313
   Repayments of long-term debt .............................................         (1,633)           (380)
   Proceeds from exercise of common stock options, net ......................          4,145             833
   Repayments of stock subscription notes receivable ........................          1,014              --
                                                                                   ---------       ---------
        Net cash provided by financing activities ...........................        420,884         264,266
                                                                                   ---------       ---------

Increase in cash and cash equivalents .......................................        366,643          41,301
Cash and cash equivalents at beginning of period ............................         49,440          82,641
                                                                                   ---------       ---------
Cash and cash equivalents at end of period ..................................      $ 416,083       $ 123,942
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

                       PAXSON COMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                     For the Nine Months
                                                                     Ended September 30,
                                                                   ----------------------
                                                                      1999          1998
                                                                   ---------      -------
                                                                        (Unaudited)
Supplemental disclosures of cash flow information:
     Cash paid for interest .................................        $22,533      $22,552
                                                                     -------      -------
     Cash paid for income taxes .............................        $ 1,312      $ 1,615
                                                                     -------      -------
Non-cash operating and financing activities:
       Accretion of discount on senior subordinated notes ...        $   286      $   255
                                                                     -------      -------
     Issuance of common stock for acquisition ...............        $    --      $ 5,250
                                                                     -------      -------
     Beneficial conversion feature on issuance of convertible
        preferred stock .....................................        $65,467      $    --
                                                                     -------      -------
     Dividends accrued on redeemable preferred stock ........        $52,570      $31,344
                                                                     -------      -------
     Discount accretion on redeemable securities ............        $ 3,592      $ 1,526
                                                                     -------      -------
     Satellite distribution .................................        $15,000      $    --
                                                                     -------      -------
     Sale of KWOK in exchange for WCPX ......................        $30,000      $    --
                                                                     =======      =======


               The accompanying Notes are an integral part of the
                       consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of September 30, 1999 and for the nine and three month periods ended September 30, 1999 and 1998, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the period ended December 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform with the 1999 presentation. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the definitive proxy statement for the annual meeting of stockholders held April 30, 1999, the quarterly reports on Form 10-Q for the quarters ended June 30 and March 31, 1999, and the current report on Form 8-K dated September 15, 1999, all of which were filed with the United States Securities and Exchange Commission.

2. Consolidation of DP Media

During the third quarter the Company advanced funds to a subsidiary of DP Media, Inc., which, along with CAP Communications, Inc. ("CAP Communications"), and
RDP Communications, Inc. (collectively referred to herein as "DP Media") are companies beneficially owned by family members of the Company's principal shareholder, Mr. Lowell W. Paxson. The Company has significant operating relationships with DP Media. The funds advanced to DP Media were utilized to fund operating cash flow needs. As a result of the Company's significant operating relationships with DP Media and its funding of DP Media's operating cash flow needs, the assets and liabilities of DP Media, together with their results of operations from the date of the advance, have been included in the Company's consolidated financial statements for the third quarter.

In consolidating DP Media, the Company recorded current assets of approximately $13.3 million, property plant and equipment of approximately $22.8 million, intangible assets of approximately $72.3 million and other assets of approximately $10.4 million. Further, the Company has recorded current liabilities of approximately $4.8 million and long-term debt of $114 million. All intercompany balances with DP Media have been eliminated at September 30, 1999.

DP Media long-term debt consists of the following (in thousands):


Credit facility, maturing December 31, 2001, interest at LIBOR plus 4%
or base rate plus 3% at DP Media's option (9.4375% at September 30, 1999), quarterly interest payments commencing September 30, 1999, principal and
unpaid accrued interest due at maturity........................................     $ 84,000

Note payable, maturing April 15, 2001, interest at 8%, interest payments commencing April 15, 1999.  Principal together with unpaid accrued interest
due at maturity................................................................       30,000
                                                                                    --------
                                                                                    $114,000
                                                                                    ========

The credit facility is secured by the assets of DP Media and the pledge of 6,100,000 shares of Paxson Communications Corporation common stock held by Second Crystal Diamond Limited Partnership, a limited partnership controlled by Mr. Lowell W. Paxson.

The note payable is secured by the assets of WIPX, an Indianapolis television station owned by DP Media.

In August 1999, CAP Communications repaid notes receivable to the Company of $15.5 million and $15 million for WBPX and WHPX, respectively. These note amounts were recorded as investments in broadcast properties in the accompanying consolidated balance sheets prior to their repayment. Funds for the repayment of the notes were obtained by DP Media under their long-term credit facility. Amounts outstanding under this facility have been included within the consolidated accounts of the Company at September 30, 1999.

On November 22, 1999 the Company entered into agreements to purchase the television station assets of DP Media, including DP Media's contractual right to acquire a television station in the Boston, Massachusetts market. The total consideration paid to DP Media will not exceed $135 million, with the final price to be determined through further negotiations and a possible arbitration proceeding, and the Company will also expend an additional $38 million to consummate the acquisition contract for the Boston, Massachusetts station. The television stations, eight of which are presently PAX TV network affiliates, are in the Battle Creek, Michigan, Raleigh, North Carolina, Hartford, Connecticut, Boston, Massachusetts, St. Louis, Missouri, Washington, D.C. and Indianapolis, Indiana markets. In conjunction with these asset purchase agreements on November 22, 1999 the Company advanced approximately $106 million to DP Media, pursuant to a secured loan agreement, which was used to repay DP Media's outstanding indebtedness to third party lenders. The Company believes that such repayment of DP Media's debt "together with the agreement to acquire DP Media's television station assets" resolves certain potential covenant compliance matters created by the inclusion of the liabilities of DP Media in the consolidated financial statements of the Company.

3. Income Taxes

During the nine months ended September 30, 1999, the Company recognized a deferred tax benefit to the extent that the Company had offsetting deferred tax liabilities. Due to the uncertainty surrounding the Company's utilization of future tax benefits, the Company has recorded a valuation allowance for its net deferred tax assets at September 30, 1999.

4. Stock Based Compensation

In conjunction with a new employment agreement entered into with the Company's Chief Executive Officer, during September 1999 the Compensation Committee of the Board of Directors reduced the per share exercise price of the CEO's existing 840,000 unvested stock options to $.01 and 360,000 vested stock options to $1.00. As a result of this option repricing, the Company recognized stock based compensation of approximately $8 million for the quarter ended September 30, 1999. In conjunction with the option repricing, the CEO's rights under his prior employment agreement to receive royalties on all original PAX
TV television programming was cancelled. The CEO received options to purchase an additional 2,000,000 shares of Class A common stock, which vest at the rate of 500,000 shares per year and expire in ten years. The exercise price for options vesting on the first anniversary is $10. The exercise price for options vesting on subsequent anniversaries will be the lower of a range between $14 and $21, or the fair market value of the common stock on the prior anniversary date. The Company recognized stock based compensation related to this new grant of approximately $105,000 for the quarter ended September 30, 1999.

5. Redeemable Preferred Stock

NBC Transaction

Effective September 15, 1999 (the "Issue Date"), the Company entered into an Investment Agreement (the "Investment Agreement") with National Broadcasting Company, Inc. ("NBC"), pursuant to which NBC purchased shares of convertible exchangeable preferred stock and common stock purchase warrants from the Company for an aggregate purchase price of $415 million.

Concurrently with the Investment Agreement, NBC entered into an agreement with Lowell W. Paxson, the Company's Chairman and controlling stockholder ("Mr. Paxson") and certain entities controlled by Mr. Paxson, pursuant to which NBC was granted the right (the "Call Right") to purchase all (but not less than all) 8,311,639 shares of Class B Common Stock of the Company beneficially owned by Mr. Paxson. Such shares are entitled to ten votes per share on all matters submitted to a vote of the Company's stockholders and are convertible into an equal number of shares of Class A Common Stock. The Call Right has a per share exercise price equal to the higher of (i) the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the exercise of the Call Right (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale prices), and (ii) $22.50 for any exercise of the Call Right on or prior to the third anniversary of the Issue Date and $20.00 for any exercise of the Call Right thereafter. The owners of the shares which are subject to the Call Right may not transfer such shares prior to the sixth anniversary of the Issue Date, and may not convert such shares into any other securities of the Company (including shares of Class A Common Stock). Exercise of the Call Right is subject to compliance with applicable provisions of the Communications Act of 1934, as amended (the "Communications Act"), and the rules and regulations of the Federal Communications Commission (the "FCC"). The Call Right may not be exercised until Warrant A and Warrant B (defined below) have been exercised in full. The Call Right expires on the tenth anniversary of the Issue Date, or prior thereto under certain circumstances.

Pursuant to the Investment Agreement, NBC acquired $415 million aggregate liquidation preference of a new series of the Company's convertible exchangeable preferred stock (the "Series B Convertible Preferred Stock"), which accrues cumulative dividends from the Issue Date at an annual rate of 8% and is convertible (subject to adjustment under the terms of the Certificate of Designation relating to the Series B Convertible Preferred Stock) into 31,896,032 shares of the Company's Class A Common Stock at an initial conversion price of $13.01 per share, which increases at a rate equal to the dividend rate.

The Series B Convertible Preferred Stock was issued with a conversion price per share that was less than the closing price of the Class A Common Stock at the Issue Date, and, in accordance with applicable accounting guidelines, the Company recognized a beneficial conversion feature in connection with the issuance of the stock equal to the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion of the Series B Convertible Preferred Stock. The full amount of the beneficial conversion feature, approximately $65.5 million, has been reflected in the accompanying statement of operations as a preferred stock dividend during the third quarter and has been allocated to additional paid-in capital in the accompanying balance sheet. The Series B Convertible Preferred Stock is exchangeable, at the option of the holder, subject to the Company's debt and preferred stock covenants limiting additional indebtedness but in any event not later than January 1, 2007, into convertible debentures of the Company ranking on a parity with the Company's other subordinated indebtedness. Should NBC determine that the rules and regulations of the FCC prohibit it from holding shares of Class A Common Stock, NBC may convert the Series B Convertible Preferred Stock held by it into an equal number of shares of non-voting common stock of the Company, which non-voting common stock shall be immediately convertible into Class A Common Stock upon transfer by NBC.

NBC also acquired a warrant to purchase up to 13,065,507 shares of Class A Common Stock at an exercise price of $12.60 per share ("Warrant A") and a warrant to purchase up to 18,966,620 shares of Class A Common Stock ("Warrant B") at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price), subject to a minimum exercise price during the first three years after the Issue Date of $22.50 per share. The Warrants are exercisable for ten years from the Issue Date, subject to certain conditions and limitations.

The Company has preliminarily valued Warrant A, Warrant B and the Call Right at $100 million. The Company recorded this value along with transaction costs as a reduction of the face value of the Series B Convertible Preferred Stock and will accrete such discount as preferred stock dividends over three years using the interest method. The Company has recorded approximately $1.3 million of accretion expense related to the Series B Convertible Preferred Stock through September 30, 1999. The Company has engaged an independent appraisal firm to value Warrant A, Warrant B, and the Call Right and will adjust the discount in the fourth quarter based upon the valuation.

In addition to representations, warranties and covenants customary in similar transactions, the Investment Agreement includes affirmative and negative covenants of the Company, requires the Company to obtain the consent of NBC or its permitted transferee with respect to certain corporate actions, as set forth in the Investment Agreement, and grants NBC certain rights with respect to the broadcast television operations of the Company. NBC also has the right to require the Company (or an assignee) to redeem its investment in the Series B Convertible Preferred Stock under certain circumstances, including at any time that the FCC renders a final decision that NBC's investment in the Company and the acquisition of the other rights provided for in the transaction agreements is "attributable" to NBC (as such term is defined under applicable rules of the FCC), or for a period of 60 days beginning with the third anniversary of the Issue Date and on each anniversary of the Issue Date thereafter, or in case of certain events of default under the transaction agreements, subject in each case to certain conditions (including compliance by the Company with the covenants contained in the terms of its outstanding indebtedness and preferred stock).

NBC, the Company, Mr. Paxson and certain entities controlled by Mr. Paxson also entered into a Stockholder Agreement (the "Stockholder Agreement") concurrently with the Investment Agreement, pursuant to which, if permitted by the Communications Act and FCC rules and regulations, the Company may nominate persons named by NBC for election to the Company's board of directors and Mr. Paxson and his affiliates agreed to vote their shares of Common Stock in favor of the election of such persons as directors of the Company. Should no NBC nominee be serving as a member of the Company's board of directors, then NBC may appoint two observers to attend all board meetings. Mr. Paxson and his affiliates have also agreed to vote their shares of Common Stock in favor of certain proposals expected to be submitted for a vote of the stockholders of the Company at its next annual stockholders meeting prior to May 15, 2000. These proposals will include amendments to the Company's certificate of incorporation to provide for a classified board of directors serving three year terms and the authorization of additional shares of non-voting common stock sufficient to permit the Company to reserve such shares for issuance to NBC and its assignees should they exercise their rights to convert shares of Series B Convertible Preferred Stock and exercise the Warrants for such non-voting shares of common stock in lieu of shares of Class A Common Stock. The Stockholder Agreement further provides that the Company shall not, without the prior written consent of NBC, enter into certain agreements or adopt certain plans, as set forth in the Stockholder Agreement, which would be breached or violated upon the acquisition of the Company securities by NBC or its affiliates or would otherwise restrict or impede the ability of NBC or its affiliates to acquire additional shares of capital stock of the Company.

NBC was also granted certain demand and piggyback registration rights with respect to the shares of Class A Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (or conversion of any exchange debentures issued in exchange therefor), exercise of the Warrants or conversion of the Class B Common Stock subject to the Call Right.

Other Redeemable Preferred Stock

In each of March, June and September 1999, the Company paid dividends of approximately $1.9 million, $1.9 million and $2.0 million respectively, by the issuance of additional shares of Series A Convertible Preferred Stock. At September 30, 1999, there were no accrued and unpaid dividends on the Series A Convertible Preferred Stock. At September 30, 1999, there were 8,506 shares of Series A Convertible Preferred Stock issued and outstanding.

During the nine months ended September 30, 1999, the Company accrued dividends of approximately $4.8 million, $18.7 million and $21.7 million on, respectively, the Junior Preferred Stock 12%, Exchangeable Preferred Stock 12 1/2% and Junior Exchangeable Preferred Stock 13 1/4%. During the nine months ended September 30, 1999, the Company paid dividends of approximately $12 million by the issuance of 12,050 additional shares of Exchangeable Preferred Stock 12 1/2% and dividends of approximately $14 million by the issuance of 1,401 additional shares of Junior Exchangeable Preferred Stock 13 1/4%. Accrued and unpaid dividends since the last dividend payment date aggregated approximately $24.6 million, $10.4 million and $10.8 million on, respectively, the Junior Preferred Stock 12%, Exchangeable Preferred Stock 12 1/2% and Junior Exchangeable Preferred Stock 13 1/4% at September 30, 1999. At September 30, 1999, the Company had 204,847 shares of Exchangeable Preferred Stock 12 1/2% and 22,571 shares of Exchangeable Preferred Stock 13 1/4% issued and outstanding. There were no changes to the shares authorized, issued and outstanding on the Junior Preferred Stock 12% during the nine months ended September 30, 1999.


6. Gain on Sale of Travel Channel and Television Stations

In February 1999, the Company sold its 30% interest in The Travel Channel, L.L.C., a joint venture with Discovery Communications, Inc., for aggregate consideration of approximately $55 million and realized a pre-tax gain of approximately $17 million. Of the consideration received, approximately $20.1 million was utilized to pay current obligations for cable distribution rights. The results of operations of The Travel Channel, L.L.C. have been included in the Company's September 30, 1999 and 1998 consolidated statement of operations using the equity method of accounting through the date of sale.

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

7. Satellite Distribution Rights

During January 1999, the Company entered into an agreement with a satellite television provider for carriage on its system in exchange for advertising credits on PAX TV equaling $15 million. The advertising credit is provided on an available time basis at the then prevailing rates not to exceed $7.5 million per year. Satellite distribution rights are amortized over seven years using the straight line method. An estimate of the advertising credit that will be utilized within the next year is included in current liabilities.

8. Notes Receivable from the Sale of Stock

During December 1996, the Company approved a program under which it extended loans to certain members of management for the purchase of Company common stock in the open market by those individuals. The loans are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by the shares of stock purchased with the loan proceeds. The Company extended the maturity of all outstanding loans under this program until March 31, 2001. During the nine months ended September 30, 1999, approximately $1,014,000 of principal and interest was repaid to the Company under this program. The outstanding principal balance on such loans was approximately $1.8 million at September
30, 1999 and is reflected as stock subscription notes receivable in the accompanying balance sheet.

9. Adjustment of Programming to Net Realizable Value

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

As part of its continuing process of obtaining information and revising its estimates as to the recoverability of programming rights, the Company has modified its program rights amortization policy for purchased syndicated programming to the greater of straight line per run or straight line over the life of the contract. The effect of this change in accounting estimate has been accounted for prospectively.

10. Per Share Data

Basic and diluted loss per share from continuing operations was computed by dividing the loss from continuing operations less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. Because of per share losses from continuing operations, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share. At September 30,1999 and 1998, respectively, there were outstanding 12,248,139 and 9,725,777 stock options, 32,427,627 and 395,500 Class A and B common stock warrants, 5,316,250 and 4,828,125 shares of Class A common stock reserved for possible future issuance in connection with the Series A Convertible Preferred Stock and at September 30, 1999, 31,896,032 shares of Class A common stock reserved for possible future issuance in connection with the Series B Convertible Preferred Stock. These securities that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

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

During the third quarter the Company advanced funds to a subsidiary of DP
Media, Inc., which, along with CAP Communications, Inc. ("CAP Communications"), and RDP Communications, Inc. (collectively referred to herein as "DP Media") are companies beneficially owned by family members of the Company's principal shareholder, Mr. Lowell W. Paxson. The Company has significant operating relationships with DP Media. The funds advanced to DP Media were utilized to fund operating cash flow needs. As a result of the Company's significant operating relationships with DP Media and its funding of DP Media's operating cash flow needs, the assets and liabilities of DP Media, together with their results of operations from the date of the advance, have been included in the Company's consolidated financial statements for the third quarter.

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

The Company believes that its group of television stations comprises a valuable national broadcasting distribution infrastructure. PAX TV reaches US television households through a distribution system comprised of broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index ("NTI"), as of September 1999, the PAX TV network reached 76% of US television households through broadcast, cable and satellite distribution. Upon completion of pending transactions, stations broadcasting PAX TV will include 123 broadcast television stations consisting of 72 stations which are owned and operated by the Company or in which the Company has an economic interest and 51 non-owned or operated PAX TV affiliates, including those owned by DP Media. These stations reach all of the top 20 markets and 43 of the top 50 markets. Additionally, the Company has entered into agreements with multiple cable system operators whereby the Company receives carriage of its PAX TV programming in markets not currently served by the Company's broadcast television station group and has entered into nationwide distribution agreements with two satellite television providers who carry PAX TV to their subscribers.

In connection with the NBC transaction described in Note 5 to the accompanying financial statements, the Company and NBC entered into a Network Sales Agreement, whereby NBC will provide network sales, sales marketing and research services for the Pax TV network. The Company and NBC also agreed to negotiate in good faith to conclude joint sales agreements ("JSA's") between the Company's television stations serving the Washington, D.C. and Providence, Rhode Island markets and NBC's stations serving the same markets, pursuant to which the NBC stations would sell all non-network advertising of the Company stations and receive commission compensation for such sales, and each Company station would carry one hour per day of NBC syndicated programming (subject to compliance with the Company's family friendly programming content standards).

On September 10, 1999, the Company and The Christian Network, Inc. ("CNI") entered into a 50-year Master Agreement for overnight programming, use of digital capacity and public interest programming. The Master Agreement is automatically renewable for successive ten year periods unless CNI ceases to exist, commences action to liquidate, ceases family values programming or the FCC revokes a majority of the Stations' licenses. Pursuant to the Master Agreement, the Company has the obligation to broadcast CNI overnight programming on each of its stations seven days a week from 1:00AM to 6:00AM. When digital programming begins, the Company shall make a digital channel available for CNI's use. CNI shall have the right to use the digital channel for 24 hour CNI digital programming.

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



                            Statements of Operations

                                                             For the Three Months      For the Nine Months
                                                             Ended September 30,       Ended September 30,
                                                             -------------------       -------------------
                                                              1999         1998         1999          1998
                                                             ------       ------       ------        -----
Advertising revenues .................................        100.0%       100.0%       100.0%       100.0%
                                                             ------       ------       ------        -----
Operating ............................................         56.3         50.3         54.3         27.4
Selling, general and administrative ..................         71.4        155.0         73.5         95.4
Time brokerage and affiliation fees ..................          7.6          9.6          7.8         13.7
Stock-based compensation .............................         16.2          9.9          8.2          8.7
Adjustment of programming to net realizable value ....         --           --           42.0         --
Depreciation and amortization ........................         33.6         34.3         33.9         31.1
                                                             ------       ------       ------        -----
Total operating expenses .............................        185.1        259.1        219.7        176.3
                                                             ------       ------       ------        -----
Operating loss .......................................        (85.1)      (159.1)      (119.7)       (76.3)
Other income (expense):
Interest expense .....................................        (18.9)       (34.2)       (19.5)       (33.8)
Interest income ......................................          3.0         16.0          2.8         14.6
Other expenses, net ..................................         (1.2)        (1.1)        (1.0)        (0.9)
Gain on sale of Travel Channel and television stations         --           --           35.5         56.4
Equity in loss of unconsolidated investment ..........         --          (17.0)        (1.4)        (8.9)
                                                             ------       ------       ------        -----
Loss before income taxes .............................       (102.2)      (195.4)      (103.3)       (48.9)
Income tax benefit ...................................         27.7         71.0         34.1         17.5
                                                             ------       ------       ------        -----
Net loss .............................................        (74.5)      (124.4)       (69.2)       (31.4)
                                                             ======       ======       ======        =====


THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Consolidated revenues for the three months ended September 30, 1999, increased 97% (or $28.6 million) to $58.1 million over the same period in 1998. This increase was primarily due to the launch of PAX TV and increased distribution via television, cable systems and satellite.

Expenses from operations for the three months ended September 30, 1999, increased 41% (or $31.2 million) to $107.4 million over the same period in 1998. The majority of the expense increases were incurred as a result of the launch of PAX TV and costs associated with operating new television stations. These increases primarily included program rights amortization of $16.7 million, increased selling, general and administrative costs, such as commissions and bad debt provisions of $4.0 million, increased time brokerage and affiliation fees of $1.6 million associated with operating new television stations, increased technical costs of $0.8 million, higher depreciation and amortization of $9.4 million, primarily related to assets acquired and increased stock based compensation of $6.5 million. These increases were partially offset by lower promotion costs of $7.5 million, other selling, general and administrative costs of $0.6 million, which were due to a reduction in employees.

Interest expense for the three months ended September 30, 1999, increased to $11 million or 9% over the same period in 1998 primarily due to a greater level of senior debt throughout the period. At September 30, 1999, total long-term debt and senior subordinated notes were $384 million, excluding DP Media debt of $114 million which had no effect on the Company's interest expense for the three months, compared with the balance of $353 million in the prior year.

Interest income for the three months ended September 30, 1999, decreased from $4.7 million to $1.8 million or 63% over the same period in 1998 primarily due to the reinvestment of cash held by qualified intermediary into television station assets.

Because the Series B Convertible Preferred Stock was issued with a conversion price per share that is less than the closing price of the Class A Common Stock at the date of issuance, the Company recognized a beneficial conversion feature in connection with the issuance of the stock equal to the amount of the discount multiplied by the number of shares into which Series B Convertible Preferred Stock is convertible. The full amount of the beneficial conversion feature, approximately $65.5 million, has been reflected in the accompanying statement of operations as a dividend during the third quarter and has been allocated to additional paid-in capital in the accompanying balance sheet.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Consolidated revenues for the nine months ended September 30, 1999, increased 83% (or $76.2 million) to $167.7 million over the same period in 1998. This increase was primarily due to the launch of PAX TV and increased distribution via television, cable systems and satellite.

Expenses from operations for the nine months ended September 30, 1999, increased 129% (or $207.2 million) to $368.4 million over the same period in 1998. The largest increase in expense relates to the programming rights adjustment to net realizable value of $70.5 million, reflecting a decrease in programming value due to lower anticipated future usage, ratings and related revenues for these programs. The majority of the remaining expense increases were incurred as a result of the launch of PAX TV and costs associated with operating new television stations. These increases primarily included program rights amortization of $59.3 million, increased selling, general and administrative costs, such as commissions and bad debt provisions of $14.6 million, and other selling, general and administrative costs of $22.1 million, which were higher primarily due to additional employees hired and regional sales offices added, increased technical costs of $2.1 million, higher depreciation and amortization of $28.4 million, primarily related to assets acquired and increased stock based compensation expense of $5.7 million. These increases were partially offset by promotion costs of $0.7 million.

Interest expense for the nine months ended September 30, 1999, increased to $32.7 million or 6% over the same period in 1998 primarily due to a greater level of senior debt throughout the period.

Interest income for the nine months ended September 30, 1999, decreased from $13.3 million to $4.7 million or 65% over the same period in 1998 primarily due to the reinvestment of cash held by qualified intermediary into television station assets.

Gain on sale of Travel Channel and television stations reflects the Company's sale of its interest in the Travel Channel, the transfer of the Company's interest in KWOK and the sale of four television stations.

Because the Series B Convertible Preferred Stock was issued with a conversion price per share that is less than the closing price of the Class A Common Stock at the date of issuance, the Company recognized a beneficial conversion feature in connection with the issuance of the stock equal to the amount of the discount multiplied by the number of shares into which Series B Convertible Preferred Stock is convertible. The full amount of the beneficial conversion feature, approximately $65.5 million, has been reflected in the accompanying statement of operations as a dividend during the third quarter and has been allocated to additional paid-in capital in the accompanying balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1999 and December 31, 1998, respectively, was $367 million and $1.8 million and the ratio of current assets to current liabilities was 3.18:1 and 1.01:1. The increase in working capital is primarily due to the proceeds from the Series B Convertible Preferred Stock sale in September 1999.

Cash used in operations of approximately $(147.7) million and $(75.8) million for the nine months ended September 30, 1999 and 1998, respectively, primarily reflects the increase in operating costs incurred in connection with the operation of PAX TV and the increase in related cable distribution rights and programming rights payments. Cash provided by investing activities primarily reflects the proceeds from the sale of the Travel Channel and television stations, use of the cash held by qualified intermediary in the prior year, the acquisitions of and investments in broadcast properties and purchases of equipment for acquired and existing properties. Cash provided by financing activities primarily reflects the proceeds from the convertible preferred stock issuance, proceeds from long term debt borrowings net of repayments, the exercise of common stock options and repayments of stock subscription notes receivable.

In connection with the amendment and restatement of the Company's $122 million senior Credit Facility, in April 1998 the Company placed approximately $22.4 million in an interest bearing escrow in order to pre-fund interest payments under this facility. The Company had approximately $11.4 million remaining in an interest bearing escrow as of September 30, 1999. In connection with DP Media's credit facility, in August 1999 DP Media placed approximately $7.7 million in an interest bearing escrow account as a deposit to secure future interest payments.

In August 1998, the Company entered into a $50 million equipment facility which matures the first business day of October 2003. The draw-down period of the equipment facility was to expire in August 1999 but has been extended through February 2000. All borrowings under this facility are secured by the equipment purchased with the proceeds drawn. At September 30, 1999, the Company had borrowings of approximately $31 million outstanding under the equipment facility. Subsequent to September 30, 1999, the Company has borrowed an additional $0.4 million. The Company is using the equipment facility to fund the majority of its capital expenditure needs.

The Company has generated operating losses since the launch of PAX TV. While the Company expected to incur operating losses during the startup phase of PAX TV, it has revised its expectations as to the length of time such operating losses will continue in order to better reflect the period of time required for a new network such as PAX TV to build an effective sales and marketing operation and gain acceptance among advertisers. While ratings for PAX TV and network and long form advertising revenues have generally met the Company's expectations, the Company has adjusted its sales and marketing strategies to focus on agency rather than direct sales of advertising airtime in order to increase non-network advertising revenue. The Company believes that as more historical ratings data for PAX TV become available, and as the Company continues to refine its sales and marketing efforts and begins to implement new sales strategies in cooperation with NBC, advertisers will become more familiar with PAX TV and are likely to increase PAX TV's participation in quarterly and annual advertising expenditure cycles. The Company also intends to enter into JSA's for stations in markets where NBC and PAX TV both have stations and to enter into JSA's for stations in additional markets in order to increase revenue and reduce expenses.

The Company's primary capital requirements are for the funds required to complete announced acquisitions of broadcasting properties, capital expenditures on existing and acquired properties, syndicated programming rights payments, cable carriage and promotion payments, debt service payments and the Company's working capital requirements.

As of September 30, 1999, the Company's programming contracts require collective payments by the Company of approximately $289.2 million as follows (in thousands):


                                            Obligations      Program
                                            for Program       Rights
                                              Rights       Commitments      Total
                                            -----------    -----------     --------
1999 (October - December)................    $ 31,022        $ 3,072       $ 34,094
2000.....................................      84,670          6,040         90,710
2001.....................................      61,138          7,552         68,690
2002.....................................      38,298         11,512         49,810
2003.....................................       4,737         17,661         22,398
Thereafter through 2005..................          --         23,547         23,547
                                             --------        -------       --------
                                             $219,865        $69,384       $289,249
                                             ========        =======       ========


The Company has also committed to purchase at similar terms additional future series episodes of its licensed programs should they be made available.

As of September 30, 1999, obligations for cable distribution rights require collective payments by the Company of approximately $43.5 million over such periods as follows (in thousands):

          1999 (October - December)..........................  $22,420
          2000 ..............................................   12,019
          2001 ..............................................    6,403
          2002 ..............................................    2,121
          2003 ..............................................      180
          Thereafter ........................................      358
                                                               -------
                                                                43,501
          Less: Amount representing interest ................   (3,733)
                                                               -------
          Present value of cable rights payable .............  $39,768
                                                               =======

The Company has taken steps to defer obligations on cable distribution rights by offering cable system operators the option of taking their payments in common stock of the Company or cash in the future when the obligations become due. If the cable system operators elect to take their payments in Company stock this year, the Company's cash payment obligations will be reduced by approximately $18.4 million in exchange for the issuance of approximately 2,162,000 shares. In October 1999, one cable system operator elected to acquire approximately 710,000 shares of common stock in lieu of cash of approximately $5.5 million.

Currently, the Company has agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to, DP Media and other broadcast properties:

     Anticipated to close in 1999 (October - December).........   $187,535
     Anticipated to close in 2000 and thereafter ..............    101,624
                                                                  --------
                                                                  $289,159
                                                                  ========

The completion of such acquisitions or investments in broadcast properties is subject to a variety of factors and the satisfaction of various conditions including the receipt of regulatory approvals. There can be no assurance that any of such investments will be completed.

The Company's liquidity is significantly affected by its operating performance and capital commitments for programming, cable distribution and acquisitions as described above, and by its current debt service and working capital requirements. The Company is also subject to certain minimum liquidity requirements under the terms of the equipment facility.

In September, 1999, the Company issued shares of Series B Convertible Preferred Stock and common stock purchase warrants to NBC for gross proceeds of $415 million. The Company believes that its available cash balances will provide it with sufficient liquidity to fund its capital requirements through the year 2000 and the foreseeable future.

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

In 1998, the Company replaced its Traffic System with a system that is Year 2000 compliant. The Company replaced the general ledger and accounts payable sections of its financial system with a Year 2000 compliant system during the second quarter of 1999. The Company is currently replacing the fixed assets section of its financial system with a Year 2000 compliant system which is expected to be operational by December 31, 1999. The implementation of these new systems minimizes the possibility of Year 2000 issues significantly interrupting normal operations.

The Company has completed its assessment, remediation, testing and certification of third party software for all mission-critical systems and components.

The Company is currently preparing contingency plans to identify and handle its worst case scenarios. It expects to complete these plans by November 30, 1999.

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

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

In October and November 1999, complaints were filed in the 15th Judicial Circuit Court in Palm Beach County, Florida, and in the court of Chancery of the State of Delaware against certain of the Company's officers and directors by purported shareholders of the Company alleging breach of fiduciary duty by the directors in approving the transactions with NBC which occurred in September 1999. The complaints allege that the directors rejected an unsolicited takeover offer which would have provided the Company's shareholders with a substantial premium and instead completed the transactions with NBC with the intention of benefiting Company directors. The Company believes the suits to be wholly without merit and intends to vigorously defend its actions on these matters.

In May 1998, a complaint was filed against certain of the Company's officers by a purported shareholder of the Company alleging breach of fiduciary duty by the directors in approving payment of certain bonuses to members of the Company's management in connection with the 1997 sale of the Company's Paxson Radio Segment and seeking damages on behalf of the Company. An agreement to settle the suit has been reached. The suit settlement will not have a material effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a) List of Exhibits:

Exhibit No.  Description
-----------  -----------

   3.1.1     Certificate of Incorporation of the Company (1)

   3.1.2     Bylaws of the Company (2)

   3.1.3 Certificate of Designation of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (1)

   3.1.4 Certificate of Designation of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock (3)

   3.1.5 Certificate of Designation of the Company's 9 3/4% Series A Convertible Preferred Stock (4)

   3.1.6 Certificate of Designation of the Company's 13 1/4% Cumulative Junior Exchangeable Preferred Stock (4)

   3.1.7 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (5)

   10.207 Employment Agreement, dated September 15, 1999, between the Company and Jeffrey Sagansky

   27        Financial Data Schedule (for SEC use only)

--------------------------

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

(5) Filed with the Company's Form 8-K dated September 15, 1999 and incorporated herein by reference.

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated September 15, 1999, under Item 5. Other Events, in connection with National Broadcasting Company, Inc.'s $415 million investment in the Company.

                       PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PAXSON COMMUNICATIONS CORPORATION



Date: November 22, 1999                     By: /s/ Jeffrey Sagansky
                                            -----------------------------------
                                            Jeffrey Sagansky
                                            Chief Executive Officer, President
                                            and Director (Principal Executive
                                            Officer)







Date: November 22, 1999                     By: /s/ John F. DeLorenzo
                                            ------------------------------
                                            John F. DeLorenzo
                                            Executive Vice President,
                                            Chief Financial Officer and Director
                                            (Principal Financial Officer)