Form 10-K
period 1999-12-31
PAXSON COMMUNICATIONS CORP
filed 2000-03-14
CIK 923877

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

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 1-13452

                       PAXSON COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      59-3212788
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

     601 CLEARWATER PARK ROAD, WEST PALM BEACH, FLORIDA             33401
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2000 is $324,833,000 computed by reference to the closing price for such shares on the American Stock Exchange.

     The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2000 was: 54,790,702 shares of Class A Common Stock, $0.001 par value, and 8,311,639 shares of Class B Common Stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 1, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    21
Item 3.   Legal Proceedings...........................................    22
Item 4.   Submission of Matters to a Vote of Security Holders.........    22
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    22
Item 6.   Selected Financial Data.....................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    24
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    30
Item 8.   Financial Statements and Supplementary Data.................    30
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    30
Item 10.  Directors and Executive Officers of the Registrant..........    31
Item 11.  Executive Compensation......................................    31
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    31
Item 13.  Certain Relationships and Related Transactions..............    31
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    31

ITEM 1. BUSINESS

GENERAL

     Paxson Communications Corporation (the "Company") is a network television broadcasting company whose principal business is the ownership and operation of the largest broadcast television station group in the United States through which it broadcasts PAX TV, the Company's family friendly programming. The Company commenced its television operations in early 1994 in anticipation of deregulation of the broadcast industry. In response to federal regulatory changes increasing limits on broadcast television station ownership and mandating cable carriage of local television stations, the Company has expanded rapidly, through acquisitions and construction of television stations, to establish the largest owned and operated broadcast television station group in the United States. The PAX TV Network reaches US television households through a distribution system comprised of broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index ("NTI"), as of February 2000, the PAX TV Network reached 77% of US primetime television households through broadcast, cable and satellite distribution. Upon completion of pending transactions, the PAX TV Network will include 116 broadcast television stations, consisting of 68 of the 73 stations which are currently owned and operated by the Company, or in which the Company has an economic interest, and 48 non-owned or operated PAX TV affiliates. The stations which the Company will own, operate or have an economic interest in will reach 19 of the top 20 markets and 42 of the top 50 markets.

     The Company launched its PAX TV programming on August 3l, 1998. PAX TV is the brand name for the programming that the Company provides seven days per week through its television programming distribution system. PAX TV programming consists of original family-friendly traditional entertainment programs as well as syndicated programs that have had, or are having, successful first runs on television in terms of audience ratings. The Company's strategy for PAX TV and its station group is to combine many of the favorable attributes of traditional television networks and network-affiliated television stations under one operation.

     Similar to traditional television networks, the Company provides advertisers with nationwide reach through its extensive television distribution system. Since the Company owns and operates most of its television distribution system, it also receives advertising revenue from the entire broadcast day, unlike a traditional network, which receives advertising revenue only from commercials aired during limited network programming hours. Further, the Company's station group achieves various economies of scale due to its size and centralized operations, resulting in programming, promotional, research, engineering, accounting and administrative expenses that are substantially lower per station than those of a typical network-affiliated station.

NBC TRANSACTION

     On September 15, 1999 (the "Issue Date"), the Company and National Broadcasting Company, Inc. ("NBC") entered into an Investment Agreement (the "NBC Investment Agreement"), pursuant to which NBC acquired $415 million of a new series of the Company's convertible exchangeable preferred stock which is convertible into 31,896,032 shares of the Company's Class A Common Stock. In addition, NBC acquired warrants to purchase from the Company up to 32,032,127 shares of Class A Common Stock. Concurrently with the NBC Investment Agreement, NBC entered into an agreement with Lowell W. Paxson, the Company's Chairman and controlling stockholder ("Mr. Paxson") and certain entities controlled by Mr. Paxson, pursuant to which NBC was granted the right (the "Call Right") to purchase all (but not less than all) 8,311,639 shares of Class B Common Stock of the Company beneficially owned by Mr. Paxson, which shares of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of the Company's stockholders. Exercise of the warrants and the Call Right is subject to compliance with applicable provisions of the Communications Act of 1934, as amended (the "Communications Act"), and the rules and regulations of the Federal Communications Commission (the "FCC"). The Call Right may not be exercised until the warrants have been exercised in full and, upon exercise of the Call Right, Mr. Paxson would no longer be the controlling stockholder of the Company.

     The NBC Investment Agreement includes affirmative and negative covenants of the Company, requires the Company to obtain the consent of NBC with respect to certain corporate actions, and grants NBC certain rights with respect to the broadcast television operations of the Company. NBC also has the right to require the Company to redeem its investment in preferred stock of the Company under certain circumstances, including at any time that the FCC renders a final decision not subject to further appeal within the FCC that NBC's investment in the Company and the acquisition of the other rights provided for in the transaction agreements is "attributable" to NBC (as such term is defined under applicable rules of the FCC), or for a period of 60 days beginning with the third anniversary of the Issue Date and on each anniversary of the Issue Date thereafter, or in case of certain events of default under the transaction agreements, subject in each case to certain conditions (including compliance by the Company with the covenants contained in the terms of its outstanding indebtedness and preferred stock).

     NBC, the Company, Mr. Paxson and certain entities controlled by Mr. Paxson also entered into a Stockholder Agreement concurrently with the NBC Investment Agreement, pursuant to which, so long as not prohibited by the Communications Act and FCC rules and regulations, the Company may nominate persons named by NBC for election to the Company's board of directors and Mr. Paxson and his affiliates will vote their shares of Common Stock in favor of the election of such persons as directors of the Company. Should no NBC nominee be serving as a member of the Company's board of directors, then NBC may appoint two observers to attend all board meetings. During December 1999 and March 2000, the Company's board of directors elected three NBC nominees to fill newly-created vacancies on the board. Mr. Paxson and his affiliates have also agreed to vote their shares of Common Stock in favor of certain proposals expected to be submitted for a vote of the stockholders of the Company at its next annual stockholders meeting on May 1, 2000. These proposals will include amendments to the Company's certificate of incorporation to provide for a classified board of directors serving three year terms and the authorization of additional shares of non-voting common stock sufficient to permit the Company to reserve such shares for issuance to NBC and its assignees should they exercise their rights to convert shares of Series B Convertible Preferred Stock and exercise the Warrants for such non-voting shares of common stock in lieu of shares of Class A Common Stock.

     The NBC Investment Agreement and the related agreements entered into by the Company and NBC reflect the commencement of a significant strategic and financial relationship between the two companies pursuant to which NBC is expected to play an important role in the future of the Company and, subject to various conditions including FCC approval, has the ability to acquire voting and operational control of the Company. These agreements contemplate a number of arrangements between NBC and the Company which are intended to strengthen the Company's core broadcast group and PAX TV network operations, as well as more fully develop the Company's other assets and business opportunities. For example, the Company and NBC entered into an agreement whereby NBC will serve as the Company's exclusive sales representative to sell the Company's network advertising time for agreed compensation. The Company's stations in each of the Providence, Rhode Island and Washington, D.C. markets are operating under joint services arrangements with the NBC station. In each of the corresponding markets, the parties are negotiating additional joint services agreements ("JSA") involving their respective stations serving the same markets.

BUSINESS STRATEGY

     The Company's strategy is to maximize its cash flow by centralizing many functions that traditionally are managed at the local station level, optimizing the mix of network, national and local advertising sales to achieve the highest possible rates and providing viewers with a schedule of high-quality destination programming. The principal components of the Company's business strategy are as follows:

     - Maintain a Centralized, Low-Cost Operating Structure. The Company centralizes many station functions, including programming, promotions, advertising, research, engineering, accounting and sales traffic control at the Company's headquarters. The Company's stations average only 12 employees, compared to an average of 100 employees at network-affiliated stations, and an average of 60 employees at independent stations in markets of similar size to the Company's. Unlike other stations, the Company's stations do not purchase programming individually. As part of its low-cost operating strategy, the Company promotes the PAX TV brand and each of its local television stations by utilizing a centralized advertising and promotional program. All advertisements and other promotional material share the same basic content but are customized to identify and highlight each local market. Management believes that the Company is able to obtain volume discounts on the procurement of print and other media advertising used to promote PAX TV programming and the Company's television stations.

     - Integrate PAX TV Network Operations with NBC. The Company continues to seek opportunities to improve all facets of its operations by integrating many of its core network functions with NBC network operations in the areas of sales, planning and programming as well as certain aspects of marketing and promotions. In addition, the Company is integrating with NBC its network research, collections and inventory management functions in order to participate in certain efficiencies and advantages enjoyed by the larger corresponding areas of NBC's operations. The Company believes that these operating relationships with NBC should increase the Company's core advertising revenues and streamline its network operations. The Company has also commenced operating two stations under joint services arrangements with NBC stations in the same markets, and intends to enter into additional joint services arrangements and agreements with NBC same market stations.

     - Achieve Local Television Station Operating Improvements by Implementing Joint Services Agreements. The Company believes it can improve the operations of certain of its local stations by entering into JSAs with broadcast stations in corresponding markets. The Company has entered into JSAs with third parties in Shreveport, Louisiana, Cedar Rapids, Iowa and Greenville, North Carolina. In addition, the Company's stations in the Providence, Rhode Island and Washington, D.C. television markets have commenced operating under joint services arrangements with NBC owned and operated stations in those markets, and the Company expects to enter into JSAs with respect to such stations and with the NBC owned and operated stations in the following additional markets: New York, New York; Los Angeles, California; Chicago, Illinois; Philadelphia, Pennsylvania; Dallas, Texas; Miami, Florida; Hartford, Connecticut; Raleigh-Durham, North Carolina; and Birmingham, Alabama.

       The Company also expects to seek to enter into JSAs with NBC affiliates in each of the markets where the Company has an owned and operated station. While specific terms of each JSA may vary depending upon market considerations and the attributes of the Company station and the corresponding NBC owned or network-affiliated station involved in the arrangement, the Company expects each JSA to share the following basic terms: first, the local NBC owned or network-affiliated station will provide local and national spot advertising sales management and representation to the PAX TV station, which should allow the Company's stations to benefit from the strength of the JSA partner's sales organization and existing advertising relationships; second, the local NBC owned or network-affiliated station will have the opportunity to provide local news and syndicated programming to supplement and enhance the PAX TV station's network programming lineup; and third, the JSAs will provide for the integration and co-location of the PAX TV station operations with the corresponding NBC owned or network-affiliated station partner in an effort to reduce costs through operating efficiencies and economies of scale. While the Company intends to negotiate and commence JSA arrangements for each of its stations as promptly as practical, the time required to complete negotiations and commence JSA operations with respect to any Company station will vary based upon a number of factors, including the complexities arising from the market considerations and the attributes of the Company station and the corresponding NBC owned or affiliated station to be involved in the JSA.

     - Achieve Programming Economies of Scale and Original Programming Efficiencies. The Company achieves economies of scale as it purchases syndicated PAX TV programming for all of its stations. The Company provides programming centrally and is able to deliver its programming by satellite to its stations 24 hours per day, seven days per week. Each station offers substantially the same programming schedule. Generally, the Company has negotiated license agreements entitling it to exclusive nationwide distribution rights for a fixed cost, independent of the number of households which will receive such programming. These programming rights allow the Company to supply PAX TV programming to its owned and operated television stations, as well as to independently owned PAX TV affiliated television stations, satellite providers and cable television systems. By utilizing a centralized programming acquisition strategy, the Company has incurred programming costs per station significantly lower than those of comparable television stations in similar markets.

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

     - Provide Quality, Proven Family-Friendly Programming. The Company is building the brand recognition of, and attracting viewers to, PAX TV by offering its growing library of original family programming and syndicated family-oriented programming which is free of excessive violence, explicit sex and foul language, and which achieved successful audience ratings during its original network run. Certain of the syndicated programs purchased by the Company (Touched By An Angel, Diagnosis Murder) are still in production, and their new episodes continue to attract significant viewership. The Company has generally sought to purchase one-hour dramas since management believes that such programming is more cost efficient than programs of shorter duration. As the brand recognition of PAX TV continues to grow, management believes that PAX TV will reach viewers as a "destination channel" to which viewers turn regularly for family-friendly programming, and that PAX TV will continue to attract advertisers who want to reach the broad and desirable viewer demographics attracted by such programming.

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

     - Expand and Improve PAX TV Distribution. According to NTI data as of February 2000, PAX TV reaches approximately 77% of all US primetime television households. The Company intends to continue expanding the distribution of its PAX TV programming service through the addition of newly acquired and constructed owned or operated television stations, as well as affiliated broadcast television stations, cable systems and satellite television providers. The Company intends to expand its distribution to reach as many U.S. television households as possible in an economically beneficial manner. The Company has entered into agreements with many of the country's leading cable television multiple system operators or MSOs, whereby the Company receives carriage of its PAX TV programming on each of these entities' television distribution systems in certain markets or television households not currently served by the Company's broadcast television station group. The Company also continues to seek to improve the channel positioning of its broadcast television stations on local cable systems across the country through negotiation with MSOs and to expand the cable carriage of its stations' signals through enforcement of the rules and regulations of the Federal Communications Commission pertaining to the mandatory carriage of broadcast television stations. See "Federal Regulation of Broadcasting -- Must Carry/Retransmission Consent".

     - Develop the Company's Broadcast Station Group's Digital Television Platform. The Company currently owns and operates the largest broadcast television station group in the United States and intends to explore the most effective use of digital broadcast technology for each of its stations. Upon completion of the construction of the Company's digital broadcast facilities, the Company believes that it will be able to provide a significant broadband platform on which to multicast additional television networks and provide data casting and wireless services, including data and full motion video. While the Company believes that proposed alternative and supplemental uses of the Company's analog and digital spectrum will continue to grow in number, the viability and success of each such proposed alternative or supplemental use of spectrum involves a number of contingencies and uncertainties, including, the development of new or enhanced technologies and the willingness of consumers to adopt and use such wireless services. Furthermore, the Company cannot predict what future actions the FCC or Congress may take with respect to regulatory control of these services. Accordingly, there can be no assurance that the Company's efforts to take advantage of digital technology will be commercially successful.

          PAXSON COMMUNICATIONS CORPORATION BROADCAST PROPERTY SUMMARY

     The Company's PAX TV programming reaches approximately 77% of US prime time television households through the stations listed below which the Company owns or operates or in which the Company has an economic interest, as well as approximately 14.6 million US television households reached through supplemental cable and satellite carriage.

                             MARKET      STATION       BROADCAST
MARKET NAME                   RANK     CALL LETTERS     CHANNEL      ECONOMIC INTEREST
-----------                  ------    ------------    ---------    --------------------
New York                        1          WPXN           31          Owned & Operated
Los Angeles                     2          KPXN           30          Owned & Operated
Chicago                         3          WCPX           38          Owned & Operated
Philadelphia                    4          WPPX           61          Owned & Operated
San Francisco                   5          KKPX           65          Owned & Operated
Boston(1)                       6          WPXB           60          Owned & Operated
Boston(1)                       6          WWDP           46           45% Owned- PA
Boston(3 stations)              6          WBPX           68           Affiliate - PA
Dallas                          7          KPXD           68          Owned & Operated
Washington D.C.                 8          WPXW           66          Owned & Operated
Washington D.C.                 8          WWPX           60           Affiliate - PA
Detroit                         9          WPXD           31          Owned & Operated
Atlanta                        10          WPXA           14          Owned & Operated
Houston                        11          KPXB           49          Owned & Operated
Seattle                        12          KWPX           33          Owned & Operated
Cleveland                      13          WVPX           23          Owned & Operated
Tampa                          14          WXPX           66          Owned & Operated
Minneapolis                    15          KPXM           41          Owned & Operated
Miami                          16          WPXM           35          Owned & Operated
Phoenix                        17          KPPX           51        49% Owned & TBA - PA
Phoenix                        17          KBPX           13          Owned & Operated
Denver                         18          KPXC           59          Owned & Operated
Sacramento                     20          KSPX           29              TBA - PA
St. Louis                      21          WPXS           13           Affiliate - PA
Orlando                        22          WOPX           56          Owned & Operated
Portland, OR                   23          KPXG           22          Owned & Operated
Indianapolis                   25          WIPX           63           Affiliate - PA
Hartford                       27          WHPX           26           Affiliate - PA
Raleigh-Durham                 29          WFPX           62          Owned & Operated
Raleigh-Durham                 29          WRPX           47           Affiliate - PA
Nashville                      30          WNPX           28          Owned & Operated
Milwaukee                      31          WPXE           55           Affiliate - PA

                             MARKET      STATION       BROADCAST
MARKET NAME                   RANK     CALL LETTERS     CHANNEL      ECONOMIC INTEREST
-----------                  ------    ------------    ---------    --------------------
Kansas City                    33          KPXE           50          Owned & Operated
Salt Lake City                 36          KUPX           16          Owned & Operated
Grand Rapids                   37          WZPX           43           Affiliate - PA
San Antonio                    38          KPXL           44          Owned & Operated
Birmingham                     39          WPXH           44          Owned & Operated
Norfolk                        40          WPXV           49          Owned & Operated
New Orleans                    41          WPXL           49              TBA - PA
Buffalo                        42          WPXJ           51          Owned & Operated
Memphis                        43          WPXX           50              TBA - PA
West Palm Beach                44          WPXP           67        90% Owned & Operated
Oklahoma City                  45          KOPX           62          Owned & Operated
Greensboro                     47          WGPX           16          Owned & Operated
Louisville                     48          WBNA           21             TBA - RFR
Albuquerque                    49          KAPX           14          Owned & Operated
Providence                     50          WPXQ           69        50% Owned & Operated
Wilkes Barre                   51          WQPX           64          Owned & Operated
Albany                         53          WYPX           55          Owned & Operated
Fresno-Visalia                 55          KPXF           61          Owned & Operated
Little Rock                    57          KYPX           42          Owned & Operated
Charleston, WV                 58          WLPX           29          Owned & Operated
Tulsa                          59          KTPX           44          Owned & Operated
Mobile                         62         Ch. 61          61                 PA
Knoxville                      63          WPXK           54          Owned & Operated
Lexington                      67          WAOM           67                 PA
Roanoke                        68          WPXR           35          Owned & Operated
Des Moines                     70          KFPX           39          Owned & Operated
Honolulu                       71          KPXO           66          Owned & Operated
Spokane                        72          KGPX           31          Owned & Operated
Syracuse                       74          WSPX           56          Owned & Operated
Shreveport                     75          KPXJ           21          Owned & Operated
Portland-Auburn, ME            80          WMPX           23          Owned & Operated
Cedar Rapids                   88          KPXR           48          Owned & Operated
Greenville-N.Bern             105          WEPX           38          Owned & Operated
Montgomery                    113          WPMM           22                 PA
Wausau                        136          WTPX           46                 PA
Odessa                        151         Ch. 30          30                 PA
Puerto Rico(3 stations)(1)     NR          WJPX           24          Owned & Operated

---------------

TBA Time-Brokerage Agreement
PA  Pending Acquisition
RFR Right First Refusal
(1) Presently airing long-form paid programming exclusively

     Acquisition of DP Media. On November 21, 1999 the Company entered into agreements to purchase the television station assets (eight stations and a contractual right to acquire a television station, WBPX, and two full power satellite stations serving the Boston, Massachusetts market) of DP Media, Inc., and its subsidiaries (collectively referred to herein as "DP Media"), which companies are beneficially owned by family members of the Company's principal stockholder, Mr. Lowell W. Paxson. As part of that acquisition, the Company will expend an additional $38 million to consummate the acquisition of WBPX, which station is currently a PAX TV Network affiliate and is being operated by DP Media under a time brokerage agreement with the seller of the station. The television stations to be acquired, eight of which have been airing PAX TV

Network programming under affiliation agreements, and all of which the Company provides services for under various services agreements, are in the Battle Creek, Michigan, Raleigh, North Carolina, Hartford, Connecticut, Boston, Massachusetts (two stations), St. Louis, Missouri, Washington, D.C., Milwaukee, Wisconsin and Indianapolis, Indiana markets. In conjunction with the asset purchase agreement, on November 22, 1999 the Company advanced approximately $106 million to DP Media pursuant to a secured loan agreement, which was used to repay DP Media's outstanding indebtedness to third party lenders. Effective March 1, 2000, the affiliation agreements and services agreements between the Company and DP Media for each DP Media station other than the second Boston station ("WWDP") were replaced by time brokerage agreements which will remain in effect pending the completion of the acquisition of the stations by the Company. On March 3, 2000, the Company and DP Media agreed in principal to convert their asset sale transaction into a purchase by the Company of all of the capital stock of DP Media for a purchase price of $7,500,000. Prior to such purchase, DP Media shall transfer the assets of WWDP to a newly formed company ("Newco"). The Company shall hold a non-voting interest in Newco and shall have the right to require a sale of WWDP, which is not a PAX TV Network affiliate, if the station is not sold within a specified period. The Company shall receive 45% of the net proceeds from the sale of WWDP.

COMPETITION

     The Company's PAX TV network and its television stations compete with the other broadcast television networks and the other television broadcasting stations in their respective market areas. In addition, PAX TV and the Company's broadcast television stations compete with other traditional advertising media, including cable television networks, newspapers, radio, magazines, outdoor advertising, transit advertising, and direct mail marketing, as well as newly developing Internet advertising alternatives and digital television programming services. Competition in the broadcast television network industry occurs on a national basis and not with respect to any specific market. Competition within the television broadcast station industry occurs primarily in individual market areas, so a station in one market does not generally compete with stations in other market areas. In addition, both PAX TV and the Company's television stations face competition from, respectively, other broadcast networks and other stations in each of the Company's station markets with substantial financial resources, including, in certain instances, networks and stations whose programming is directed to the same demographic groups as PAX TV programming. In addition to management experience, factors that are material to competitive positions include a station's rank in its market, authorized power, assigned frequency, audience characteristics, local program acceptance and the programming characteristics of other stations in the market area.

     Although the television broadcasting industry is highly competitive, some barriers to entry exist. The operation of a television broadcasting station requires a license from the FCC, and the number of television stations that can operate in a given market is limited by the availability of stations that the FCC will license in that market. The television broadcasting industry historically has grown in terms of total revenue, despite the introduction of new technologies for the delivery of entertainment and information, such as cable and direct satellite. There is no assurance that market fragmentation resulting from the application of new media technologies, such as digital television, will not have an adverse effect on the television broadcasting industry.

TELEVISION STATION PROGRAMMING AND OPERATING AGREEMENTS

     In addition to its owned and operated television stations, the Company provides programming and certain operating services for stations owned by third parties pursuant to time brokerage agreements (each a "TBA") and affiliation agreements. In certain circumstances, the Company has entered into TBAs to program and operate a station that the Company is acquiring or has the right to acquire. In addition to the TBA or affiliation agreement, the Company may have a minority interest in such station pending the completion of such acquisition.

     Time Brokerage Agreements. The Company has entered into TBAs with third parties pursuant to which the Company enjoys many, but not all, of the benefits of operating a television station while not owning or controlling the FCC license. The Company is currently operating, or will operate upon completion of construction, pursuant to time brokerage agreements the following stations:
KPPX, Phoenix, Arizona; KSPX,

Sacramento, California; WPXL New Orleans, Louisiana; WPXX, Memphis, Tennessee; and WBNA, Louisville, Kentucky. The Company also has an option to acquire each of these stations. The Company may in the future enter into other time brokerage agreements to operate stations prior to their acquisition or to enable the Company to operate additional television stations that it might not be able to own under current FCC multiple station ownership restrictions.

     Affiliation Agreements. To further the nationwide distribution of the PAX TV Network, the Company has entered into affiliation agreements with stations in markets where the Company does not otherwise own or operate a broadcast station carrying its programming or have a cable distribution agreement providing for carriage of PAX TV programming to the cable households in such market. These affiliation agreements with third parties do not require the Company to pay cash compensation to the affiliate, but the affiliate is entitled to sell a portion of the non-network advertising time during the PAX TV Network programming hours. While the majority of such third party affiliation agreements include the distribution of the PAX TV Network's prime time programming (i.e., programming aired on PAX TV between the hours of 8:00 PM and 11:00 PM, Eastern Standard Time, Monday through Sunday), certain of such affiliates do not carry all of the PAX TV Network programming and certain affiliates, due to issues related to their specific markets, do not air PAX TV Network programming in the exact time patterns during which the Company exhibits its programming.

FEDERAL REGULATION OF BROADCASTING

     The FCC regulates television broadcast stations pursuant to the Communications Act. The Communications Act permits the operation of television broadcast stations only according to a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity, and directs the FCC to issue licenses to provide a fair, efficient and equitable distribution of broadcast service throughout the United States.

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

     The following is a brief summary of certain provisions of the Communications Act and the rules of the FCC. Reference should be made to the Communications Act and the rules, orders, decisions and published policies of the FCC for further information on FCC regulation of television broadcast stations.

     License Renewal. The Communications Act provides that a broadcast station license may be granted to an applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant's legal, technical, financial and other qualifications.

     Television broadcasting licenses are generally granted and renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. At the time the application is made for renewal of a television license, parties in interest, as well as members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the grant or denial of the application. Under the 1996 Act, as implemented in the FCC's rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. The statute modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (1) has served the public interest, convenience and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. All of the Company's existing licenses that have come up for renewal have been renewed and are in effect. Such licenses are subject to renewal at various times during 2004 and 2007. Although there can be no assurance that the Company's licenses will be renewed, the Company is not aware of any facts or circumstances that would prevent renewal.

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

     As detailed below, in August 1999, the FCC substantially revised its multiple ownership and attribution rules. These rules became effective on November 16, 1999, but may be modified or reconsidered in subsequent proceedings. In three separate orders, the FCC revised its rules regarding restrictions on television ownership, radio-television cross-ownership and attribution of broadcast ownership interests. The three orders, which resolve several rulemaking proceedings launched in the early 1990's, take into consideration mandates in the 1996 Act which relaxed the radio ownership rules and directed the FCC to consider similar deregulation for television. The FCC's multiple ownership rules may limit the permissible acquisitions and investments that the Company may make or the permissible investments that others may make in the Company.

     The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership, or other association or entity. In the case of corporations holding broadcast licenses, the interests of officers, directors, and those who, directly or indirectly, have the right to vote five percent or more of the corporation's stock are generally attributable, as are positions as an officer or director of a license or a corporate parent of a broadcast licensee. The FCC treats all partnership and limited liability company interests as attributable, except for those limited partnership and limited liability company interests that are insulated under FCC policies. For insurance companies, certain regulated investment companies, and bank trust departments, that hold stock for investment purposes only, stock interests become attributable with the ownership of twenty percent or more of the voting stock of the corporation holding or controlling broadcast licenses.

     In cases in which one person or entity (such as Mr. Paxson in the case of the Company) holds more than 50% of the combined voting power of the common stock of a broadcasting corporation, a minority shareholder of the corporation generally would not acquire an attributable interest in the corporation. If a majority shareholder of a company (such as Mr. Paxson in the case of the Company) were no longer to hold more than 50% of the combined voting power of the common stock of the Company, the interests of minority shareholders that had theretofore been considered non-attributable could become attributable, with the result that any other media interests held by such shareholders would be combined with the media interests of the Company for purposes of determining the shareholders' compliance with FCC ownership rules.

     In its recently revised rules, the FCC decided to treat certain combinations of debt and equity interests as attributable if the interest meets a two-part test. First, the combined equity and debt interest must exceed 33% of a station licensee's total assets. Second, the party holding the equity/debt interest must either (i) supply more than 15% of the station's total weekly programming or (ii) have an attributable interest in another media entity, whether TV, radio, cable or newspaper, in the same market. Non-voting equity and insulated interests count toward the 33% equity/debt threshold. Under these new rules, all non-conforming interests acquired before November 7, 1996, are permanently grandfathered and thus do not constitute attributable ownership interests. Any nonconforming interests acquired after that date must be brought into compliance by August 5, 2000.

     Television National Ownership Rule. Under the Communications Act, no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. The FCC applies a 50% discount for purposes of calculating a UHF station's audience reach. Under the new ownership rules, the FCC will count the audience in each market only once. If a broadcast licensee has an attributable interest in a second television station in each market -- whether by virtue of ownership, a local marketing agreement or a parent-satellite operation -- the audience for that market will not be counted twice for the purposes of determining compliance with the national cap.

     Television Duopoly Rule. The FCC's new TV duopoly rule permits parties to own two TV stations without regard to signal contour overlap provided each of the stations is located in a separate market referred to as designated market area ("DMA"). In addition, the new rules permit parties in larger DMAs to own up to two television stations in the same DMA so long as (a) at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and (b) at least one of the two stations is not among the four top-ranked stations in the market based on audience share. In addition, without regard to numbers of remaining or independently owned TV stations, the FCC will permit television duopolies within the same DMA so long as the station's Grade A service contours do not overlap. Satellite stations that the FCC has authorized to rebroadcast the programming of a "parent" station will continue to be exempt from the duopoly rule if located in the same DMA as the "parent" station. The FCC may grant a waiver of the TV duopoly rule if one of the two television stations is a "failing" station, or the proposed transaction would result in the construction of a new television station.

     Television Local Marketing and Joint Sales Agreements. Over the past few years, a number of television stations, including certain of the Company's television stations, have entered into agreements commonly referred to as local marketing agreements (or time brokerage agreements) and joint sales agreements. These agreements may take varying forms. Pursuant to a typical local marketing agreement, separately owned and licensed television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales, and similar functions, subject to the requirement that the licensee of each station maintains independent control over the programming and operations of its own station. Under a typical joint sales agreement, two separately-owned stations agree to function cooperatively in advertising sales only.

     The FCC's revised attribution and TV duopoly rules apply to same-market local marketing agreements involving more than 15% of the brokered station's program time. Local marketing agreements currently in effect are exempt from the TV duopoly rule for a limited period of time of either two or five years, depending on the date of the adoption of the local marketing agreement. The new rules do not apply to joint sales agreements; thus, these types of arrangements remain non-attributable under the FCC's ownership rules.

     The FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Furthermore, the FCC has held that time brokerage agreements do not constitute a transfer of control, standing alone, and are not contrary to the Communications Act provided that the licensee of the station maintains ultimate responsibility for and control over operations of its broadcast station (including, specifically, control over station finances, licensee personnel and programming) and complies with applicable FCC rules and with antitrust laws.

     Alien Ownership. Under the Communications Act, no FCC broadcast license may be held by a corporation of which more than one-fifth of its capital stock is owned or voted by aliens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country (collectively "Aliens"). Furthermore, the Communications Act provides that no FCC broadcast license may be granted to any corporation controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Aliens if the FCC should find that the public interest would be served by the refusal of such license. Restrictions on alien ownership also apply, in modified form, to other types of business organizations, including partnerships.

     Radio/Television Cross-Ownership Rule. The FCC's radio/television cross-ownership rule (the "one-to-a-market" rule) has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. The FCC's new radio-television cross-ownership rule permits cross-ownership of stations in the same market based on the number of independently owned media voices in the local market. In large markets (that is, markets with at least 20 independently owned media voices), a single entity may own up to one television station and seven radio stations or, if permissible under the new TV duopoly rule, two television stations and six radio stations. In a market that includes at least ten other independently owned media voices, a single entity may own a television station and up to four radio stations, and if permitted under the TV duopoly rule, two television stations and up to four radio stations. A singe entity may own one radio station and one television station in a market or one radio station and two television stations, if permitted under the TV duopoly rule, without regard to the number of media voices in the market.

     Waivers of the new radio-television cross-ownership rule will be granted only in situations where the station to be acquired is a failed station. In contrast to the TV duopoly rule, the FCC has stated that it will not waive the radio-television cross-ownership rule in situations of unbuilt stations.

     Local Television/Cable Cross-Ownership Rule. While the 1996 Act eliminated the statutory prohibition against the common ownership of a television station and a cable system that serve the same local market, the FCC's rules still contain this prohibition, although the FCC has initiated a proceeding to decide whether to retain it.

     Broadcast/Daily Newspaper Cross-Ownership Rule. The FCC's rules prohibit the common ownership of a radio television broadcast station and a daily newspaper in the same market. In 1993, Congress authorized the FCC to grant waivers of the radio-newspaper cross-ownership rule to permit cross-ownership of a radio station and a daily newspaper in a top 25 market with at least 30 independent media voices, provided the FCC finds the transaction in the public interest. Under current policy, the FCC will grant a permanent waiver of the radio-newspaper cross-ownership rule only in those circumstances in which the effects of applying the rule would be "unduly harsh" (that is, the newspaper is unable to sell the commonly owned station, the sale would be at an artificially depressed price, or the local community could not support a separately-owned newspaper and radio station). The FCC previously has granted only two permanent waivers of this rule. The FCC has pending a notice of inquiry requesting comment on possible changes to its policy for waiving the rule.

     Biennial Review of Broadcast Ownership Rules. In March 1998, as required by the 1996 Act, the FCC initiated a proceeding to review its broadcast ownership rules. The proceeding did not propose to revise or repeal any existing rule, but rather to solicit comment on whether any of the rules should be the subject of a subsequent rulemaking to modify or repeal them. The rules on which the FCC has requested comment include those on national television ownership and dual network ownership.

     Expansion of the Company's broadcast operations on both a local and national level will continue to be subject to the FCC's ownership rules and any changes that may be adopted. Any relaxation of the ownership rules may increase the level of competition to the extent that any of the Company's competitors may have greater resources and thereby may be in a superior position to take advantage of such changes. Any restriction may also have an adverse effect on the Company. The Company cannot predict the ultimate outcome of the FCC's ownership proceedings or its impact on its business operations.

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

     Pursuant to the Children's Television Act of 1990, the FCC has adopted rules limiting advertising in children's television programming and requiring that television broadcast stations serve the educational and informational needs of children. Pursuant to those rules, television stations are required to broadcast a minimum of three hours per week of "core" children's educational programming, which the FCC defines as programming that (i) is serving the educational and informational needs of children 16 years of age and under and has a significant purpose; (ii) is regularly scheduled, weekly and at least 30 minutes in duration; and (iii) is aired between the hours of 7:00 a.m. and 10:00 p.m. Furthermore, "core" children's educational programs, in order to qualify as such, are required to be identified as educational and informational programs over the air at the time they are broadcast, and are required to be identified in the children's programming reports required to be placed in the stations' public inspection files. Additionally, television stations are required to identify and provide information concerning "core" children's programming to publishers of program guides and listings.

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

     Equal Employment Opportunity Requirements. The FCC's rules formerly required that broadcast licensees develop and implement programs designed to promote equal employment opportunities and submit reports on these matters on an annual basis and at renewal time. In 1998, the United States Court of Appeals for the District of Columbia Circuit declared these rules unconstitutional. Subsequently, the FCC initiated a rulemaking to reestablish employment regulations, and in January 2000, the FCC adopted new equal employment opportunity rules for broadcasters. The FCC's new rules reaffirm the prior rule prohibiting discrimination on the basis of race, religion, color, national origin or gender and require broadcasters to maintain a recruitment outreach program to ensure that all qualified applicants have the opportunity to apply for job vacancies. Broadcasters are required to prepare reports concerning equal employment opportunity outreach programs on an annual basis and to file those reports with the FCC periodically throughout the license term. The FCC will review the reports and a station's compliance midway through the license term and in connection with the station's license renewal. Broadcasters also are required to complete annual reports regarding their employment profile that will be used by the FCC to monitor industry trends. The FCC's new rules are not yet effective and therefore are subject to reconsideration and modification in subsequent proceedings. At this time, the Company cannot predict the impact of these new rules on it or its stations.

     "Must Carry"/Retransmission Consent/Regulations. The Company believes that the growth and success of its television station group depends materially upon access to households served by cable television systems. The Communications Act includes broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station subject to certain exceptions, or to negotiate for retransmission consent to carry the station. A cable system generally is required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. Additionally, cable systems are required to obtain retransmission consent for all distant commercial television stations (except for commercial satellite-delivered independent superstations such as WGN), commercial radio stations and certain low power television stations. By electing the "must carry" rights, a broadcaster can demand carriage on a specified channel on cable systems within its DMA, provided the broadcaster's television signal can be delivered to the cable system operator's cable head end at a specified strength. These "must carry" rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, and the amount of duplicative programming on a broadcast station. Therefore, under certain circumstances, a cable system can decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. The Company's television stations have generally elected the "must carry" alternative. The Company's elections of retransmission or "must carry" status will continue until the next election period which commences on January 1, 2003. If the law were changed to eliminate or materially alter "must carry" rights, the Company could suffer adverse effects.

     The Company's television stations are also carried as distant signals on cable systems which are located outside of the stations' markets. The stations are carried pursuant to retransmission consent agreements which the Company has entered into with the cable systems. Cable systems must remit a compulsory license royalty fee to the United States Copyright Office ("Copyright Office") to carry the Company's stations in these distant markets as required by the Copyright Act of 1976, as amended (the "Copyright Act"). The Company recently filed a request with the Copyright Office, which administers the compulsory license, to change the Company's stations' status under the compulsory license from "independent" to "network" signals, which would reduce the amount of royalties that a larger cable system would be required to remit in order to carry a Company station in a distant market. If the Copyright Office grants the Company's request, such larger cable systems would be permitted to carry the Company's stations at reduced royalty rates, and additional cable systems may transmit the Company's stations in distant markets. The Company cannot determine when the Copyright Office will act on its request, or whether it will receive a favorable ruling. The Copyright Office recently requested comments from the public regarding the Company's request.

     Syndicated Exclusivity/Territorial Exclusivity. The FCC has imposed on cable operators syndicated exclusivity rules and network non-duplication rules. These syndicated exclusivity rules allow local broadcast stations to require that cable operators black out certain syndicated non-network programming carried on distant signals (that is, signals of broadcast stations, including so-called super stations, which serve areas substantially removed from the cable system's local community). The network non-duplication rules allow local broadcast network affiliates to require that cable operators black out duplicating network broadcast programming carried on more distant signals that are not significantly viewed over the air.

     Satellite Carriage of Television Broadcast Signals. In November 1999, Congress passed legislation amending the Satellite Home Viewer Act which governs the delivery of television broadcast signals by satellite companies. The legislation authorizes for the first time the satellite delivery of local broadcast signals to customers who reside within a television station's local market. Satellite carriers may continue to retransmit any local broadcast signal for the first six months that the legislation is effective but then must obtain retransmission consent from the television station before continuing carriage. Television stations must negotiate in good faith with satellite companies regarding retransmission consent. Congress also has imposed on satellite carriers "must-carry" obligations with respect to local television stations. Beginning January 1, 2002, a satellite carrier delivering the signal of any local television station also would be required to carry all stations licensed to the carried station's local market. With respect to the delivery of out-of-market, or distant, television broadcast signals to unserved customers, the legislation permits satellite carriers to provide the signal of a distant network affiliate to only those customers who cannot receive a signal of at least Grade B intensity from the local network affiliate. The legislation grandfathers for a period of five years from enactment current customers residing within a station's Grade B contour but outside of its Grade A contour who would otherwise be ineligible to receive distant network signals. The FCC has commenced a rulemaking proceeding to consider rules implementing the new legislation. The Company cannot predict the ultimate outcome of this proceeding or its impact on its television stations.

     Television stations also may be subject to a number of other federal, state and local regulations, including regulations of the Federal Aviation Administration affecting tower height, lighting and marking, and federal, state, and local environmental and land use restrictions; general business regulation; and a variety of local regulatory concerns.

     FCC Inquiry on Broadcast of Commercial Matter. The FCC also has initiated a notice of inquiry proceeding seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. The Company cannot predict at this time whether the FCC will propose any limits on commercial advertising at the conclusion of its deliberation or the effect the imposition of limits on the commercial matter broadcast by television stations would have upon the Company's operations.

     Digital Television Service. The FCC has adopted rules for implementing digital television ("DTV") in the United States. Implementation of DTV service is intended to improve the technical quality of television broadcasts. In anticipation of the implementation of DTV operations, the FCC has adopted technical DTV standards and other rules necessary to protect the public interest. Each existing television station was allotted a second channel for its DTV operations. Each station must return one of its two channels at the end of the DTV transition period currently scheduled to end in 2006. The transition period could be extended in certain areas depending generally on the level of DTV market penetration.

     The FCC has adopted rules permitting DTV licensees to offer "ancillary or supplementary services" on newly-available DTV spectrum, so long as such services are consistent with the FCC's DTV standards, do not derogate required DTV services, and are regulated in the same manner as similar non-DTV services.

     Local broadcasters will be initiating DTV service at different times. A station may begin DTV service as soon as it has received its FCC permit and is ready with equipment and other necessary preparations. The FCC has established a schedule by which broadcasters must begin DTV service absent extenuating circumstances that may affect individual stations. The Company's stations applied for their DTV permits before November 1, 1999 and must initiate some DTV service by May 1, 2002.

     The FCC has adopted other rules to implement DTV service. The FCC imposes certain fees on DTV licensees for the transmission of non-broadcast services (such as paid subscription services) over their DTV spectrum. The FCC also has initiated rulemaking proceedings to examine: (1) whether, and the extent to which, "must carry" obligations should be applied to DTV service; (2) the extent to which additional public interest obligations should be imposed on DTV licensees; and (3) various DTV tower siting issues.

     The FCC currently is conducting a rulemaking proceeding to determine mandatory carriage and retransmission consent requirements for digital broadcast television stations on cable systems during and following the transition from analog to digital broadcasting. The Company cannot predict the ultimate outcome of the FCC's digital cable carriage proceeding or the impact it would have on the Company's television stations.

     The FCC also has commenced a proceeding to consider additional public interest obligations for television stations as they transition to digital broadcast television operation. The FCC is considering various proposals that would require DTV stations to use digital technology to increase program diversity, political discourse, access for disabled viewers and emergency warnings and relief. If these proposals are adopted, the Company's stations may be required to increase their current level of public interest programming which generally does not generate as much revenue from commercial advertisers.

     Class A Low Power Television. In November 1999, Congress passed the Community Broadcasters Protection Act of 1999, which directs the FCC to offer a new Class A status to qualifying low power television stations. To qualify, low power television stations must meet certain programming and operational criteria and were required to notify the FCC of their eligibility by January 28, 2000. The FCC must adopt rules regarding the new Class A service by the end of March 2000, after which qualifying stations are required to submit a formal application. The FCC has commenced a proceeding to consider rules governing the protection against full power and other low power television stations that could limit the Company's ability to modify its television facilities in the future and could affect any pending applications for new or modified facilities. Class A stations will not be protected from interference from DTV stations proposing to maximize their DTV service, provided the DTV stations notified the FCC of their intent to maximize facilities no later than December 31, 1999, and file a maximization application by May 1, 2000.

     Proposed Changes. Congress and the FCC have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company and its television broadcast stations, result in the loss of audience share and advertising revenue for the Company's television broadcast stations and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. Such matters include proposals to impose additional or increased spectrum use or other fees upon licensees; proposals to change rules relating to political broadcasting, technical and frequency allocation matters, and DTV; proposals to restrict or prohibit the advertising of alcoholic beverages; changes in the FCC's multiple ownership, alien ownership, and attribution rules and policies; proposals to allow telephone companies to deliver audio and video programming through existing telephone lines; and proposals to limit the tax deductibility of advertising expenses. The Company cannot predict what other matters may be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 870 full-time employees and 120 part-time employees. The substantial majority of the Company's employees are not represented by labor unions. The Company considers its relations with its employees to be good.

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

TRADEMARKS AND SERVICE MARKS

     The Company has thirteen federally registered trademarks and service marks with another eighty-two applications pending. It does not own any patents or patent applications.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

     This Report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are made pursuant to the "safe harbor" provisions of the Securities Litigation Reform Act of 1995 and involve risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. Statements as to what the Company "believes", "intends", "expects", or "anticipates", and other similarly anticipatory expressions are generally forward-looking statements and are made only as of the date of this Report. All statements herein, other than those consisting solely of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy, measures to implement strategy, competitive strengths, goals, projected revenues, costs and other financial results, references to future success and other events may be forward-looking statements. Statements herein are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and potential future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results, events and developments will conform with the Company's expectations is subject to a number of risks and uncertainties and important factors that could cause actual results, events and developments to differ materially from those referenced in, contemplated by or underlying any forward-looking statements herein, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in the forward-looking statements or otherwise adversely affect the Company's business include those set forth below.

  High Level of Indebtedness; Restrictions Imposed by Terms of Indebtedness and Preferred Stock

     The Company is highly leveraged. At December 31, 1999, the Company had $388.4 million of total debt as well as $949.8 million of redeemable securities. The Company may incur additional indebtedness to finance acquisitions, capital expenditures and for other corporate purposes. The Company's ability to incur indebtedness is subject to restrictions in the terms of the Company's Senior Secured Revolving Credit Facility (the "Credit Facility"), the Company's Equipment Purchase Credit Facility (the "Equipment Facility"), and the indenture (the "Indenture") governing the Company's 11 5/8% Senior Subordinated Notes (the "Notes"), as well as the terms of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (the "Junior Redeemable Preferred Stock"), the Company's redeemable 12 1/2% Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"), the Company's redeemable 13 1/4% Cumulative Junior Exchangeable Preferred Stock (the "Junior Exchangeable Preferred Stock"), the Company's 9 3/4% Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock") and the Company's 8% Series B Convertible Exchangeable Preferred Stock (the "Series B Convertible Preferred Stock", and collectively with the Junior Redeemable Preferred Stock, the Exchangeable Preferred Stock, the Junior Exchangeable Preferred Stock and the Series A Convertible Preferred Stock, the "Preferred Stock").

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

     The Credit Facility, the Equipment Facility, the Indenture and the Preferred Stock contain certain covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, make investments, pay dividends or make certain other restricted payments, consummate certain asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. Currently, such covenants prevent the Company from incurring additional indebtedness other than limited amounts of certain types of permitted indebtedness (e.g., purchase money indebtedness), although refinancing of existing debt is not prohibited. In addition, the Credit Facility and the Equipment Facility require the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results commencing March 31, 2001. If the Company defaults under the Credit Facility or the Equipment Facility, the lenders may terminate their lending commitments and declare the indebtedness under the Credit Facility or Equipment Facility immediately due and payable. If this were to happen there is no assurance that the Company would have sufficient assets to pay indebtedness then outstanding. If the Company is unable to service its indebtedness or satisfy its dividend or redemption obligations with respect to its Preferred Stock, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There is no assurance that any of these strategies could be effected on satisfactory terms, if at all.

  Risks Associated with Operating PAX TV

     The success of the Company's PAX TV operations is largely dependent upon the Company's ability to provide popular programming and to sell advertising. The Company seeks to provide programming which attracts viewers in targeted demographic groups in sufficient numbers to generate audience ratings that advertisers will find attractive, and to convert those audience ratings and viewer demographics into advertising revenues sufficient to achieve profitable operations. While PAX TV audience ratings and the Company's advertising revenues have generally been increasing since the launch of PAX TV on August 31, 1998, there can be no assurance that the Company's programming will attract sufficient targeted viewership or that the

Company will be able to generate sufficient advertising revenue for its PAX TV operations to achieve profitability. Since the Company owns and operates most of the stations carrying its PAX TV programming, including nearly all of those operating in the nation's largest television markets, the Company's business model is different from those of traditional television and cable networks and television station groups and cannot be measured against traditional methods of operation. The success of the Company's business plan for PAX TV will depend, among other things, upon the Company's ability to sell advertising at targeted rates, continue to attract advertising clients, improve the visibility and distribution of PAX TV and continue to sell time for infomercials and other long-form paid programming during weekday mornings and weekends. There can be no assurance that the Company's costs will not prove excessive in relation to its advertising revenues or that the Company's operational strategy for PAX TV will prove successful.

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

  Risks Associated with Operating PAX TV Stations under Joint Services
Agreements

     In addition to the three stations the Company operates under JSAs with third parties in Shreveport, Louisiana, Cedar Rapids, Iowa, and Greenville, North Carolina, the Company commenced operating two stations under joint services arrangements with NBC owned and operated stations in the Providence, Rhode Island, and Washington, D.C., television markets and the Company expects to enter into JSA's with each of the other NBC owned and operated stations and NBC affiliates in markets in which the Company has a station. Each JSA will be individually negotiated depending upon the attributes of the Company station and the corresponding NBC owned or network-affiliated station involved in the arrangement. There can be no assurance that the Company will be able to successfully negotiate and enter into JSAs with the NBC owned and operated stations and the NBC affiliates or another operator of a broadcast television station in each of the markets in which the Company owns and operates a television station. While the Company believes that each of the stations which enters into a JSA should experience an improvement in overall operating performance through a combination of improved revenues and operating cost reductions, there can be no assurance that such operating improvements, if any, will be realized. In addition, if a JSA proves to be unsuccessful in a particular market, the Company may incur significant costs to transfer its JSA to another broadcast television station operator or resume operating independently.

  "Must Carry" Regulations

     The Company believes that the growth and success of its television station group depends materially upon access to households served by cable television systems. Pursuant to the 1992 Cable Act, each broadcaster is required to elect, every three years, to exercise either certain "must carry" or retransmission consent rights in connection with carriage of their signals by cable systems in their local market. By electing the "must carry" rights, a broadcaster can demand carriage on a specified channel on cable systems within its DMA, provided the broadcaster's television signal can be delivered to the cable system operator's cable head end at a specified strength. These "must carry" rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, and the amount of duplicative programming on a broadcast station. Therefore, under certain circumstances, a cable system can decline to carry a given station. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the appropriate cable system the authority to retransmit the broadcast signal for a fee or other consideration. The Company's television stations generally elected "must carry" on local cable systems for the three year election period which commenced January 1, 2000. The required election date for the next three year election period commencing January 1, 2003 will be October 1, 2002. If the law were changed to eliminate or materially alter "must carry" rights, the Company could suffer adverse effects.

     The Company's television stations are also carried as distant signals on cable systems which are located outside of the stations' markets. The stations are carried pursuant to retransmission consent agreements which the Company has entered into with the cable systems. Cable systems must remit a compulsory license royalty fee to the United States Copyright Office ("Copyright Office") to carry the Company's stations in these distant markets as required by the Copyright Act of 1976, as amended (the "Copyright Act"). The Company recently filed a request with the Copyright Office, which as administers the compulsory license, to change the Company's station's status under the compulsory license from "independent" to "network" signals, which would reduce the amount of royalties that a larger cable system would be required to remit in order to carry a Company station in a distant market. If the Copyright Office grants the Company's request, such larger cable systems would be permitted to carry the Company's stations at reduced royalty rates, and additional cable systems may transmit the Company's stations in distant markets. The Company cannot determine when the Copyright Office will act on its request, or whether it will receive a favorable ruling. The Copyright Office recently requested comments from the public regarding the Company's request.

     Satellite Carriage of Television Broadcast Signals. In November 1999, Congress passed legislation amending the Satellite Home Viewer Act which governs the delivery of television broadcast signals by satellite companies. The legislation authorizes for the first time the satellite delivery of local broadcast signals to customers who reside within a television station's local market. Satellite carriers may continue to retransmit any local broadcast signal for the first six months that the legislation is effective but then must obtain retransmission consent from the television station before continuing carriage. Television stations must negotiate in good faith with satellite companies regarding retransmission consent. Congress also has imposed on satellite carriers "must-carry" obligations with respect to local television stations. Beginning January 1, 2002, a satellite carrier delivering the signal of any local television station also would be required to carry all stations licensed to the carried station's local market. With respect to the delivery of out-of-market, or distant, television broadcast signals to unserved customers, the legislation permits satellite carriers to provide the signal of a distant network affiliate to only those customers who cannot receive a signal of at least Grade B intensity from the local network affiliate. The legislation grandfathers for a period of five years from enactment current customers residing within a station's Grade B contour but outside of its Grade A contour who would otherwise be ineligible to receive distant network signals. The FCC has commenced a rulemaking proceeding to consider rules implementing the new legislation. The Company cannot predict the ultimate outcome of this proceeding or its impact on its television stations.

     Proposed Changes. Congress and the FCC have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company and its television broadcast stations, result in the loss of audience share and advertising revenue for the Company's television broadcast stations and affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions. Such matters include proposals to impose additional or increased spectrum use or other fees upon licensees; proposals to change rules relating to political broadcasting; technical and frequency allocation matters, and DTV; proposals to restrict or prohibit the advertising of alcoholic beverages; changes in the FCC's multiple ownership, alien ownership, and attribution rules and policies; proposals to allow telephone companies to deliver audio and video programming through existing phone lines; and proposals to limit the tax deductibility of advertising expenses. The Company cannot predict what other matters may be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

  Dependence on Key Personnel

     The Company's business depends upon the efforts, abilities and expertise of its executive officers and other key employees, including Lowell W. Paxson, its Chairman and Jeffrey Sagansky, its Chief Executive Officer. If certain of these executive officers were to leave the Company, the Company's operating results could be adversely affected. In addition, in the event of Mr. Paxson's death, the Company may be required, in certain circumstances, to make an offer to repurchase the Notes and to redeem its Preferred Stock. There is no assurance that if such an event were to occur, the Company would have, or would have access to, sufficient funds to satisfy such repurchase or redemption obligations.

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

  Competition

     The Company's television stations are located in highly competitive markets. The financial success of each of the Company's television stations depends, to a significant degree, upon its audience ratings, its share of the overall television sales within its geographic market, the economic health of the market and the popularity of its programming. The audience ratings and advertising of such individual stations are subject to change and any adverse change in a particular market could have a material adverse effect on the revenue and cash flow of the Company. The Company's television stations compete for audience share and advertising revenue directly with other television stations and with other media within their respective markets. In addition, to the extent that many of the Company's competitors have, or may in the future obtain, greater resources than the Company, its ability to compete successfully in its broadcasting markets may be impeded. There can be no assurance that the Company will be able to obtain or maintain significant audience ratings and advertising revenue. See "Competition."

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

  SAG/AFTRA Risk

     Approximately 22% of the Company's 1999 revenues relate to network commercial spot advertisements aired on the PAX TV Network. The Company believes substantially all of such network spot advertisements were produced by advertisers or their advertising agencies (the "Advertising Community") using performers who are members of the Screen Actors Guild ("SAG") and the American Federation of Television and Radio Artists (collectively, the "Guilds"). When such network commercials are aired on broadcast and cable television networks, the performers are entitled to be paid by the Advertising Community certain royalty payments (referred to within the industry as "residual payments") which are determined under the collective bargaining agreements (the "Guild Agreements") entered into by the Guilds and the Advertising Community. Under the Guild Agreements, the residual payments required to be paid by the Advertising Community in connection with advertisements aired on cable networks are substantially lower than the residuals required to be paid in connection with advertising aired on broadcast networks. To date, the Company believes that a substantial portion, if not most of the network commercial spot advertising time purchased on the PAX TV Network by the Advertising Community was purchased under the assumption that the residual payment obligations the Advertising Community incurred in connection with airing such advertising spots on PAX TV were to be calculated under the rates applicable to cable networks, not those applicable to broadcast networks. The Company believes that commercials aired on the PAX TV Network should give rise to residuals payments under the residual rates applicable to cable networks in light of the Company's audience ratings performance to date, the dependence of the Company's broadcast stations on cable carriage under the FCC's must carry rules and the fact that approximately 18.5% of the PAX TV networks distribution is solely on cable households through cable carriage agreements. The advertising trade association representing the Advertising Community has expressed their support, both verbally and in writing to the Company and the Guilds, of the Company's position on this matter. However, notwithstanding the foregoing, the Guilds have notified the Advertising Community that commercials aired on the PAX TV Network are subject to the broadcast network residual rates. In response to this development, the Company has held discussions with the Guilds to demonstrate that advertising commercials aired on the PAX TV Network should be subject to residual rates normally applicable to cable networks. In addition, the Guilds and the Advertising Community have commenced the collective bargaining process to negotiate and enter into new Guild Agreements covering this and other commercial advertising industry matters. While the Guilds have in the past granted residual rate relief to broadcast television programming which generates relatively low viewer ratings, including relief granted to certain broadcast television networks for their low rated overnight programming, the Company has no assurance that the Guilds and the Advertising Community will reach an agreement which resolves this issue in favor of the Company. The Company believes that this development with the Guilds should adversely affect only its network spot advertising business; all of its other network, national and local advertising revenues should be unaffected. While the Company believes it can substitute other forms of advertising to mitigate the effect of this development, the Company is unable to predict or estimate the magnitude of the effect of this development on its network spot business.

  Risks Associated with NBC Investment

     On September 15, 1999, the Company entered into a series of agreements with NBC pursuant to which NBC made a significant investment in the Company and acquired rights to purchase additional Company securities, the exercise of which would result in NBC owning a majority of the total outstanding voting power of the Company. See "Business - NBC Transaction" above.

     The NBC Investment Agreement includes affirmative and negative covenants of the Company and provisions requiring the Company to obtain the consent of NBC or its permitted transferee with respect to certain corporate actions, including the approval of annual budgets, expenditures materially in excess of budgeted amounts, certain programming acquisitions, material amendments to the Company's certificate of incorporation or bylaws, sale of a Company television station serving any of the top 20 markets or as a result of which the national household coverage of the Company's PAX TV network would fall below 70%, material asset sales or purchases, any business combination where the Company would not be the surviving corporation or as a result of which there would be a change of control of the Company, issuance or sale of any capital stock (subject to certain agreed exceptions) or stock split or recombination, any increase in the size of the Company's board of directors (other than an increase of up to two directors resulting from provisions of the Company's outstanding preferred stock), entering into any joint sales, joint services, time brokerage, local marketing or similar agreement as a result of which Company stations with national household coverage of 20% or more would be subject to such agreements, and other matters. NBC was also granted certain rights with respect to the broadcast television operations of the Company, including, among other things, the right to require the conversion of Company television stations to NBC network affiliates (subject to certain conditions and to the Company's right to decline such conversion if as a result the national household coverage of the Company's PAX TV network would fall below 70%), a right of first refusal on a proposed sale of a Company television station, the right to require Company television stations to carry NBC network programming which is preempted by NBC network affiliates, and the right to negotiate on behalf of the Company to acquire interests in new media companies in exchange for advertising airtime on Company stations. In addition, three representatives of NBC have been elected to the Company's board of directors. NBC is therefore in a position to exert significant influence over the management and policies of the Company and, through the exercise of its contractual rights, to prevent the Company from taking actions which Company management may otherwise desire to take.

     Pursuant to the NBC Investment Agreement, NBC has the right, at any time that the FCC renders a final decision that NBC's investment in the Company is "attributable" to NBC (as such term is defined under applicable rules of the FCC), or for a period of 60 days beginning with the third anniversary of the Issue Date and on each anniversary of the Issue Date thereafter, to require the Company (or an assignee selected by the Company) to redeem the Series B Convertible Preferred Stock then held by NBC at a price equal to the aggregate liquidation preference thereof plus accrued and unpaid dividends thereon to the date of redemption. The Company will have one year in which to effect such a redemption, and its redemption obligation will be subject to the covenants contained in the terms of its outstanding debt and preferred stock limiting its ability to effect such a redemption. NBC also has the right, in case of certain events of default, to require the Company or its assignee to redeem the Series B Convertible Preferred Stock and shares of Class A Common Stock acquired upon conversion thereof then held by NBC at the higher of (i) the aggregate liquidation preference thereof plus accrued and unpaid dividends thereon or (ii) an amount per share of Class A Common Stock equal to the 45 day trailing average of the closing sale prices of the Class A Common Stock. The Company will have six months to effect such a redemption, and its redemption obligation will be subject to the covenants contained in the terms of its outstanding debt and preferred stock limiting its ability to effect such a redemption.

     Should the Company fail to effect a required redemption within the applicable period, NBC will generally be permitted to transfer without restriction all Company securities acquired pursuant to the NBC Investment Agreement, the Call Right, NBC's contractual rights described above, and NBC's other rights under the NBC Investment Agreement and the related transaction agreements (provided that the warrants and the Call Right shall expire, to the extent not exercised, upon the later of 30 days after such transfer or the date they would otherwise first become exercisable pursuant to their respective terms). Should the Company fail to effect a redemption triggered by an event of default on its part, NBC will also have the right to exercise in full the warrants and the Call Right without regard to the limitations on exercisability prior to February 1, 2002 otherwise applicable and, to the extent the minimum exercise price provisions of such instruments would otherwise be applicable, at a reduced minimum exercise price. Should NBC not exercise such rights, the Company shall have another 30 day period in which to effect a redemption, failing which, NBC may require the Company to effect, at the Company's option, a public sale or liquidation of the Company, after which time NBC shall not be permitted to exercise the warrants or the Call Right.

     There is no assurance that, should NBC exercise any of the redemption rights described above, the Company would have access to sufficient funds to pay the redemption price for the securities to be redeemed, or that the Company would be able to identify another party willing to purchase such securities at the required redemption prices thereof. If NBC were to exercise any of its redemption rights described above and the Company were unable to complete the redemption, the Company would be unable to prevent NBC's transfer of a controlling interest in the Company to a third party selected by NBC in its discretion or the ultimate public sale or liquidation of the Company. The occurrence of any of these events could have a material adverse effect upon the Company and upon the value of the Company's securities held by other persons.

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

ITEM 3. LEGAL PROCEEDINGS

     In October, November, and December 1999, complaints were filed in the 15th Judicial Circuit Court in Palm Beach County, Florida, in the Court of Chancery of the State of Delaware and in Superior Court of the State of California against certain of the Company's officers and directors by alleged stockholders of the Company alleging breach of fiduciary duty by the directors in approving the transactions with NBC which occurred in September 1999. The complaints allege that the directors failed to pursue acquisition negotiations with a party other than NBC, which transaction would have provided the Company's stockholders with a substantial premium over the then market price of the Company's common stock, and instead completed the NBC Investment Agreement and related transactions. The Company believes the suits to be wholly without merit and intends to vigorously defend its actions on these matters.

     In May 1998, a complaint was filed against certain of the Company's officers by a shareholder of the Company alleging breach of fiduciary duty by the directors in approving payment of certain bonuses to members of the Company's management in connection with the 1997 sale of the Company's Radio Segment and seeking damages on behalf of the Company. This suit was settled in November 1999 by the payment by the Company of $600,000, for which amount the Company was indemnified by its insurers.

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

                                                      1999             1998
                                                  -------------     ------------
                                                  HIGH      LOW     HIGH     LOW
                                                  ----      ---     ----     ---
First Quarter..................................  10 1/16   7 5/8   11 3/16   7 9/16
Second Quarter.................................  14 1/4    7 7/8   13 7/16   9 15/16
Third Quarter..................................  17 7/16  10 1/2   12 3/4    9 3/16
Fourth Quarter.................................  13 13/16  9 5/8    9 1/4    6 1/8

     On March 1, 2000, the closing sale price of the Class A Common Stock on the American Stock Exchange was $10.1875 per share. As of that date, there were approximately 489 holders of record of the Class A Common Stock.

     The Company has not paid cash dividends and does not intend for the foreseeable future to declare or pay any cash dividends on any of its classes of Common Stock and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to declare or pay dividends will be at the discretion of the Company's board of directors and will depend upon the Company's future earnings, results of operations, financial condition, capital requirements, contractual restrictions under the Company's debt instruments, considerations imposed by applicable law and other factors deemed relevant by the board of directors. In addition, the terms of the Credit Facility, the Equipment Facility, the Indenture and the Preferred Stock contain restrictions on the declaration of dividends with respect to the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended December 31, 1999. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data, insofar as it relates to each of the years presented, has been derived from annual financial statements, including the consolidated balance sheets at December 31, 1999 and 1998, and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1999, and notes thereto appearing elsewhere herein.

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                        -----------   -----------   -----------   -----------   -----------
                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues..............................................  $   248,362   $   134,196   $    88,421   $    62,333   $    31,784
Operating loss........................................     (225,251)     (135,531)      (21,935)       (3,895)       (7,997)
Loss from continuing operations before extraordinary
  item................................................     (160,372)      (89,470)      (36,504)      (30,436)      (22,705)
Income (loss) from discontinued operations(a).........           --         1,182       251,193         4,217          (142)
Extraordinary item....................................           --            --            --            --        10,626
Net income (loss).....................................     (160,372)      (88,288)      214,689       (26,219)      (33,473)
Net income (loss) attributable to common stock(b).....  $  (314,579)  $  (137,955)  $   188,412   $   (48,127)  $   (46,770)
BASIC AND DILUTED PER SHARE DATA:(C)
Loss from continuing operations before extraordinary
  item................................................  $     (5.10)  $     (2.31)  $     (1.17)  $     (1.20)  $     (1.05)
Discontinued operations...............................           --          0.02          4.67          0.10            --
Extraordinary item....................................           --            --            --            --         (0.31)
Net income (loss).....................................  $     (5.10)  $     (2.29)  $      3.50   $     (1.10)  $     (1.36)
Cash dividends declared...............................           --            --            --            --            --
Weighted average shares outstanding -- basic and fully
  diluted.............................................   61,737,576    60,360,384    53,808,472    43,836,526    34,429,517
BALANCE SHEET DATA:
Working capital.......................................  $   237,855   $     1,807   $    86,944   $    76,201   $    74,388
Total assets..........................................    1,690,087     1,542,786     1,057,113       543,182       293,832
Current portion of long-term debt.....................       18,698           529           496           645           431
Long-term debt and notes..............................      369,723       373,469       350,258       231,063       239,859
Total redeemable securities...........................      949,807       521,401       210,987       184,710        57,176
Total common stockholders' equity.....................  $    96,721   $   247,673   $   367,744   $   106,775   $   (17,479)

---------------

(a) Includes a gain on disposal of discontinued operations of $1.2 million and $254.7 million in 1998 and 1997, respectively, net of applicable income taxes. See Note 4 to the Consolidated Financial Statements for additional discussion on the disposition of the Network-Affiliated Television and Paxson Radio segments during 1997.
(b) Includes dividends and accretion on redeemable preferred stock and redeemable common stock warrants, as applicable.
(c) The Company computes per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Due to losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Paxson Communications Corporation (the "Company") is a network television broadcasting company whose principal business is the ownership and operation of the largest broadcast television station group in the United States through which it broadcasts PAX TV, the Company's family friendly programming. The Company commenced its television operations in early 1994 in anticipation of deregulation of the broadcast industry. In response to federal regulatory changes increasing limits on broadcast television station ownership and mandating cable carriage of local television stations, the Company has expanded rapidly, through acquisitions and construction of television stations, to establish the largest owned and operated broadcast television station group in the United States. The PAX TV Network reaches US television households through a distribution system comprised of broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index ("NTI"), as of February 2000, the PAX TV Network reached 77% of US primetime television households through broadcast, cable and satellite distribution. Upon completion of pending transactions, the PAX TV Network will include 116 broadcast television stations, consisting of 68 of the 73 stations which are currently owned and operated by the Company, or in which the Company has an economic interest, and 48 non-owned or operated PAX TV affiliates. The stations which the Company will own, operate or have an economic interest in will reach 19 of the top 20 markets and 42 of the top 50 markets.

     During the third quarter of 1999, the Company advanced funds to a subsidiary of DP Media, Inc., which, along with CAP Communications, Inc. ("CAP Communications"), and RDP Communications, Inc. (collectively referred to herein as "DP Media") are companies beneficially owned by family members of the Company's principal stockholder, Mr. Lowell W. Paxson. The Company has significant operating relationships with DP Media. The funds advanced to DP Media were utilized to fund operating cash flow needs. As a result of the Company's significant operating relationships with DP Media and its funding of DP Media's operating cash flow needs, the assets and liabilities of DP Media, together with their results of operations from the date of the advance, have been included in the Company's consolidated financial statements for the year ended December 31, 1999. On November 21, 1999 the Company entered into agreements to purchase the eight television stations of DP Media as well as DP Media's contractual right to acquire a television station, WBPX, and two full power satellite stations, serving the Boston, Massachusetts market. As part of that acquisition, the Company will expend an additional $38 million to consummate the acquisition of WBPX, which station is currently a PAX TV Network affiliate and is being operated by DP Media under a time brokerage agreement with the seller of the station. The television stations to be acquired, eight of which have been airing PAX TV Network programming under affiliation agreements, and all of which the Company provides services for under various services agreements, are in the Battle Creek, Michigan, Raleigh, North Carolina, Hartford, Connecticut, Boston, Massachusetts (two stations), St. Louis, Missouri, Washington, D.C., Milwaukee, Wisconsin and Indianapolis, Indiana markets. In conjunction with the asset purchase agreement, on November 22, 1999 the Company advanced approximately $106 million to DP Media pursuant to a secured loan agreement, which was used to repay DP Media's outstanding indebtedness to third party lenders. Effective March 1, 2000, the affiliation agreements and services agreements between the Company and DP Media for each DP Media station other than the second Boston station ("WWDP") were replaced by time brokerage agreements which will remain in effect pending the completion of the acquisition of the stations by the Company. On March 3, 2000, the Company and DP Media agreed in principal to convert their asset sale transaction into a purchase by the Company of all of the capital stock of DP Media for a purchase price of $7,500,000. Prior to such purchase, DP Media shall transfer the assets of WWDP to a newly formed company ("Newco"). The Company shall hold a non-voting interest in Newco and shall have the right to require a sale of WWDP, which is not a PAX TV Network affiliate, if the station is not sold within a specified period. The Company shall receive 45% of the net proceeds from the sale of WWDP.

     In connection with the NBC transaction described in Note 2 to the accompanying financial statements, the Company and NBC entered into a Network Sales Agreement whereby NBC will provide network sales, sales marketing and research services for the PAX TV network. The Company's television stations serving the Washington, D.C. and Providence, Rhode Island markets are operating under joint services arrangements with the NBC stations serving the same markets. Under such joint services arrangements the NBC stations sell all non-network advertising of the Company's stations and receive commission compensation for such sales, each Company station agrees to carry one hour per day of NBC syndicated programming (subject to compliance with the Company's family friendly programming content standards) and certain Company station operations will be integrated with the corresponding functions of the related NBC station.

     On September 10, 1999, the Company and The Christian Network, Inc. ("CNI") entered into a Master Agreement for overnight programming and use of a portion of the Company's digital capacity in exchange for CNI's providing public interest programming. The Master Agreement has a 50 year term and is automatically renewable for successive ten year periods unless CNI ceases to exist, commences action to liquidate, ceases family values programming or the FCC revokes the licenses of a majority of the Company's stations. Pursuant to the Master Agreement, the Company broadcasts CNI overnight programming on each of its stations seven days a week from 1:00AM to 6:00AM. When digital programming begins, the Company will make a digital channel available for CNI's use. CNI will have the right to use the digital channel for 24 hour CNI digital programming.

     In connection with its anticipated migration to digital broadcast facilities, the Company is evaluating the remaining useful lives and residual values of the equipment which would be affected by such migration. The Company anticipates that its evaluation of useful lives as described above will result in a decrease in the estimated remaining useful lives of the affected assets and, as a result, accelerate the depreciation of such assets. The Company will account for this change in accounting estimate on a prospective basis.

     The Company's operating data throughout the periods discussed have been affected significantly by the timing and mix of television station acquisitions throughout such periods and the costs incurred to launch and support PAX TV. The Company's primary operating costs include commissions on revenues, employee salaries, administrative expenses, and payments with respect to syndicated program rights, cable distribution, ratings services and promotional advertising.

     The Company's business is subject to various risks and uncertainties which may significantly reduce revenues and increase operating expenses. For example, a reduction in expenditures by television advertisers in the Company's markets may result in lower revenues. The Company may be unable to reduce expenses, including syndicated program rights fees and certain variable expenses, in an amount sufficient in the short term to offset lost revenues caused by poor market conditions. The broadcasting industry continues to undergo rapid technological change, which may increase competition within the Company's markets as new delivery systems, such as direct broadcast satellite and computer networks, attract customers. The changing nature of audience tastes and viewing habits may affect the continued attractiveness of the Company's broadcasting stations to advertisers upon whom the Company is dependent for its revenue.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     See "Business -- Forward-Looking Statements and Associated Considerations" for a discussion of certain factors which could influence the Company's future performance and prospects.

DISCONTINUED OPERATIONS

     During 1997, the Company sold two business segments, Radio and Network-Affiliated Television. Losses from operations of these segments in 1997, net of tax, were $3.6 million. Radio and Network-Affiliated Television net losses were $2.7 million and $937,000 in 1997, respectively. In connection with the disposal of the Radio and Network Affiliated Television segments in 1997, the Company recorded gains of $186.1 million and $68.7 million, respectively, net of applicable income taxes. Net proceeds from the sale of these segments were approximately $722.0 million. The Company deferred payment of taxes on these gains by exchanging the Radio assets for like-kind television station assets under a 1031 tax deferred exchange. If the Internal Revenue

Service ("IRS") were to successfully challenge the Company on this position, the Company believes its net operating loss carry-forwards are sufficient to offset any potential current tax liabilities.

     During 1998, the Company recognized an additional gain of $1.2 million on the sale of its Radio segment, net of applicable income taxes of $2.2 million. This gain reflects an adjustment of $2.7 million of estimated costs attributable to the segment disposal and the recovery of a $3 million loan related to the billboard operations of Radio, which was charged off against the gain in 1997. An additional $2.3 million of income taxes were recorded within discontinued operations in 1998, as a result of certain adjustments by the IRS reducing the Company's net operating loss carry-forwards relating to the historical results of the Radio segment.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth, for the periods indicated, selected financial information as a percentage of revenues.

                            STATEMENT OF OPERATIONS

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                     ------------------------
                                                     1999      1998     1997
                                                     -----    ------    -----
Revenues...........................................  100.0%    100.0%   100.0%
                                                     -----    ------    -----
Expenses:
Operating..........................................   50.3      43.3     15.8
Selling, general and administrative................   68.1     100.9     50.1
Time brokerage and affiliation fees................    5.7      11.7     19.2
Stock-based compensation...........................    6.8       7.8      3.8
Compensation associated with Paxson Radio asset
  sales............................................     --        --     11.0
Adjustment of programming to net realizable
  value............................................   28.4        --       --
Depreciation and amortization......................   31.4      37.3     24.9
                                                     -----    ------    -----
Total operating expenses...........................  190.7     201.0    124.8
                                                     -----    ------    -----
Operating loss.....................................  (90.7)   (101.0)   (24.8)
Other Income (expense):
Interest expense...................................  (20.2)    (31.2)   (42.7)
Interest income....................................    3.5      11.2     10.7
Other expenses, net................................   (3.2)     (2.0)    (6.4)
Gain on sale of Travel Channel and television
  stations.........................................   23.9      38.4       --
Equity in loss of unconsolidated investment........   (0.9)     (9.9)    (2.8)
                                                     -----    ------    -----
Loss from continuing operations before income
  taxes............................................  (87.6)    (94.5)   (66.0)
Income tax benefit.................................   23.0      27.8     24.7
                                                     -----    ------    -----
Loss from continuing operations....................  (64.6)    (66.7)   (41.3)
                                                     =====    ======    =====

  Years Ended December 31, 1999 and 1998

     Consolidated revenues for 1999 increased 85% (or $114.2 million) to $248.4 million from $134.2 million for 1998. This increase was primarily due to increased advertising revenues as a result of greater distribution of the Company's programming and the first full year of PAX TV operations since its launch on August 31, 1998.

     Expenses for 1999 increased 76% (or $203.9 million) to $473.6 million. The largest increase in expense relates to the second quarter programming rights adjustment to net realizable value of $70.5 million, reflecting a decrease in programming value due to lower anticipated future usage, ratings and related revenues for these programs. Other significant expense increases included programming rights amortization of $60.4 million, reflecting twelve months usage during 1999 versus four months in 1998, selling, general and administrative costs of $33.8 million which have risen due to the launch of PAX TV and increased sales commissions which rise in proportion to revenues, increased stock-based compensation of $6.4 million and higher depreciation and amortization of $27.9 million.

     The Company has issued options to purchase shares of Class A Common Stock to certain members of management and employees pursuant to its stock compensation plans. As of December 31, 1999, there were 8,891,061 options outstanding under these plans and, in addition to these options, the Company has granted options to purchase 3,100,000 shares of Class A Common Stock to members of senior management and others as discussed in Note 16 of the Consolidated Financial Statements. Further, the Company recognized total stock based compensation expense, including amounts recorded in income (loss) from discontinued operations, of approximately $16.8 million, $9.8 million and $6.5 million in 1999, 1998 and 1997, respectively, and expects that approximately $20 million of compensation expense will be recognized over the remaining vesting period of the outstanding options.

     In October 1999, the Company amended the terms of substantially all of its outstanding employee stock options to provide for certain accelerated vesting of the options in the event of termination of employment with the Company as a result of the consolidation of Company operations or functions with those of NBC or within six months preceding or three years following a change in control of the Company. Were such events to occur, the Company could be required to recognize stock-based compensation expense at earlier dates or in greater amounts than currently expected.

     Interest expense for 1999 increased 20% to $50.3 million, due to a greater level of senior debt and higher rates throughout the period as well as the consolidation of DP Media interest expense for the fourth quarter. At December 31, 1999, total debt and senior subordinated notes were $388.4 million, compared with $374 million in the prior year.

     Interest income for 1999 decreased to $8.6 million or 43% less than the same period in 1998, primarily due to lower levels of cash and cash equivalents resulting from the use of the proceeds of the Radio Segment sale in 1997 and the June 1998 preferred stock sales to fund acquisitions and operating requirements.

     Gain on sale of the Travel Channel and television stations reflects the Company's sale of its interests in the Travel Channel, the transfer of the Company's interest in KWOK and the sale of four television stations.

     Included in Other expense, net, is a loss of $4.5 million, the Company's estimate of advances and costs related to the planned acquisition of a Pittsburgh television station which were determined to be unrecoverable due to the termination of the acquisition contract.

     Because the Series B Convertible Preferred Stock issued in conjunction with the NBC transaction was issued with a conversion price per share that was less than the closing price of the Class A Common Stock at the date of issuance, the Company recognized a beneficial conversion feature in connection with the issuance of the stock equal to the amount of the discount multiplied by the number of shares into which the Series B Convertible Preferred Stock is convertible. The full amount of the beneficial conversion feature, approximately $65.5 million, has been reflected in the accompanying statement of operations as a dividend during the third quarter and has been allocated to additional paid-in capital in the accompanying balance sheet.

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

     Expenses for 1998 increased 144% (or $159.3 million) to $269.7 million. The increase was due to higher operating expenses, such as programming and technical costs of $12.7 million and program rights amortization of $31.4 million, incurred in connection with the launch of PAX TV, increased selling, general and administrative costs, such as commissions and bad debt provisions which rise in proportion to revenues of

$11.5 million, increased promotion costs of $28.8 million to advertise the launch of PAX TV, other selling, general and administrative costs of $50.9 million, which were higher primarily due to additional employees hired and regional sales offices added, the majority of which were incurred in connection with the launch of PAX TV and costs associated with operating new television stations, increased stock based compensation of $7.0 million, and higher depreciation and amortization, primarily related to assets acquired, of $28.0 million. Included in 1997 operating expenses was $9.7 million of compensation associated with Radio segment asset sales.

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

     Gain on sale of television stations reflects the Company's sale of its interests in stations WPXE, WNGM, and WOAC during 1998 for aggregate consideration of $79.5 million. The Company realized a gain of approximately $51.6 million on these station sales. Of the proceeds received, approximately $17.6 million was used to exercise the Company's options to acquire WOAC and WNGM.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at December 31, 1999 and December 31, 1998 was $237.9 million and $1.8 million, respectively, and the ratio of current assets to current liabilities was 2.66:1 and 1.01:1 on such dates, respectively. The increase in working capital is primarily due to the proceeds from the Series B Convertible Preferred Stock sale in September 1999.

     Cash used in operating activities was $181.8, $150.6 and $76.0 million for 1999, 1998 and 1997, respectively. The increase in cash used primarily reflects the increase in operating costs incurred in connection with the operation of PAX TV and the related cable distribution rights and programming rights payments. Cash used in investing activities of $160.5, $168.5 and $21.8 million for 1999, 1998 and 1997, respectively, primarily reflects the proceeds from the sale of the Travel Channel and television stations, the cash investment of Radio segment sale proceeds held by qualified intermediary in the prior year, the acquisitions of and investments in broadcast properties and advances to DP Media under the DP Media purchase agreement and purchases of equipment for acquired and existing properties. Cash provided by financing activities of $418.1, $285.9 and $118.7 million in 1999, 1998 and 1997, respectively, primarily reflects the proceeds from preferred stock sales and borrowings under the Credit Facility and the Equipment Facility, net of repayments and loan origination costs incurred. Non-cash activity relates to stock based compensation, stock issued for the Travel Channel, KPXR, and WPXW acquisitions, a note payable incurred with the WYPX acquisition and accretion of discount on the Notes, as well as dividends on the Company's redeemable preferred stock, the beneficial conversion feature on issuance of convertible preferred stock and stock issued for cable distribution rights.

     Under the Company's amended and restated $122 million Senior Credit Facility, which matures June 2002, the Company had approximately $8.2 million in escrow as of December 31, 1999 to fund future interest payments. In March 2000, the Senior Credit Facility was amended to extend the commencement date of certain financial covenant compliance obligations to March 31, 2001 with additional extensions through December 31, 2001 under certain conditions. In exchange for this extension, the Company agreed to deposit in an escrow account one year of interest and will deposit in escrow its December 31, 2000 principal payment on September 30, 2000, and its March 31, 2001 principal payment on December 31, 2000. Amounts placed in such escrow account will be applied by the lenders against scheduled interest and principal payments when due under the Senior Credit Facility.

     In August 1998, the Company entered into the $50 million Equipment Facility, which matures the first business day of October 2003. In March 2000, the Equipment Facility was amended to increase the maximum borrowings thereunder to $65 million and extend the draw down period through December 31, 2000. In addition, the commencement date of certain financial covenant compliance obligations and initial scheduled principal payments have been extended to December 31, 2001. In exchange for these amendments, the borrowing rates under the Equipment Facility have been increased. All borrowings under the Equipment Facility are secured by the equipment purchased with the proceeds drawn. At December 31, 1999, the Company had borrowings of approximately $36 million outstanding under the Equipment Facility. Subsequent to December 31, 1999, the Company has borrowed an additional $623,200. The Company intends to use the Equipment Facility to fund the majority of its capital expenditure needs through December 2000.

     The Company has generated operating losses since the launch of PAX TV. The Company is beginning to implement new network sales strategies in cooperation with NBC and intends to enter into JSAs in markets where NBC and PAX TV both have stations and to enter into JSAs with other broadcasters in additional markets in order to increase revenue and reduce expenses. The Company is unable to predict how quickly these JSAs may be implemented or the timing or magnitude of their effects on the Company's operating results.

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

     As of December 31, 1999, the Company's programming contracts require collective payments by the Company of approximately $295.1 million as follows (in thousands):

                                               OBLIGATIONS
                                                   FOR         PROGRAM
                                                 PROGRAM       RIGHTS
                                                 RIGHTS      COMMITMENTS    TOTAL
                                               -----------   -----------   --------
2000.........................................     82,907        15,210       98,117
2001.........................................     63,648        16,862       80,510
2002.........................................     43,768        20,142       63,910
2003.........................................      4,737        24,249       28,986
2004.........................................         --        15,627       15,627
2005.........................................         --         7,920        7,920
                                                --------      --------     --------
                                                $195,060      $100,010     $295,070
                                                ========      ========     ========

     The Company has also committed to purchase at similar terms additional future series episodes of its licensed programs should they be made available.

     As of December 31, 1999, obligations for cable distribution rights require collective payments by the Company of approximately $23.8 million over such periods as follows (in thousands):

2000........................................................  $14,712
2001........................................................    6,403
2002........................................................    2,120
2003........................................................      180
2004........................................................      180
Thereafter..................................................      180
                                                              -------
                                                              $23,775
Less: Amount representing interest..........................   (2,391)
                                                              -------
Present value of cable rights payable.......................  $21,384
                                                              =======

     During 1999, the Company deferred certain obligations for cable distribution rights payments by offering cable system operators the option of taking their payments in common stock of the Company. In October 1999, one cable system operator elected to acquire approximately 710,000 shares of common stock in lieu of cash of approximately $5.5 million. In connection with this transaction, the Company recorded an additional

$3 million of cable distribution rights for the excess of the market value of the common stock at the time of issuance over the option exercise price.

     As of December 31, 1999, the Company had agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to broadcast properties totaling $113.7 million, net of deposits and advances and excluding proposed transactions with DP Media. The completion of such acquisitions or investments in broadcast properties is subject to a variety of factors and the satisfaction of various conditions, including the receipt of regulatory approvals, and there can be no assurance that any of such investments will be completed.

     The Company's liquidity is significantly affected by its operating performance and commitments for programming, cable distribution and acquisitions as described above, and by its current debt service and working capital requirements. The Company is also subject to certain minimum liquidity requirements under the terms of the Equipment Facility.

     In September 1999, the Company issued shares of Series B Convertible Preferred Stock and common stock purchase warrants to NBC for gross proceeds of $415 million. The Company believes that its available cash balances will provide it with sufficient liquidity to fund its capital requirements through the year 2000.

     The FCC has mandated that each licensee of a full power broadcast TV station, which was allotted a second digital television channel in addition to the current analog channel, complete the build-out of its digital broadcast service by May 2002. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, it is the Company's intention to comply with the FCC's timing requirements for the broadcast of digital television. The Company has already commenced migration to digital broadcasting in certain of its markets and will continue to do so throughout its required time period. Due to such uncertainty with respect to standards, formats and usage, however, the Company cannot currently predict with reasonable certainty the amount it will likely have to spend in aggregate to complete the digital conversion of its stations, but does anticipate spending at least $70 million. It is likely that the capital necessary to complete the digital conversion will come from cash on hand as well as the monetization of certain assets and the potential incurrence of additional indebtedness.

YEAR 2000 CONSIDERATIONS

     The "Year 2000 issue" was the result of computer programs that were written using two digits rather than four digits to identify the applicable year. As of December 31, 1999, however, all of the Company's critical systems were Year 2000 compliant and functioned properly. The Company experienced no disruption to business from either internal or external Year 2000 issues.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 1, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 1, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 1, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 1, 2000.

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

          3. For Exhibits see Item 14(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.27, 10.28, 10.157, 10.199, 10.202, 10.205,
     10.207, and 10.208 of Item 14(c) below.

     (b) Reports on Form 8-K.

         None.

     (c) List of Exhibits:

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
 3.1.1      --  Certificate of Incorporation of the Company(2)
 3.1.2      --  Certificate of Designations of the Company's Junior
                Cumulative Compounding Redeemable Preferred Stock(2)
 3.1.4      --  Certificate of Designations of the Company's 12 1/2%
                Cumulative Exchangeable Preferred Stock(5)
 3.1.6      --  Certificate of Designation of the Company's 9 3/4% Series A
                Convertible Preferred Stock(14)
 3.1.7      --  Certificate of Designation of the Company's 13 1/4%
                Cumulative Junior Exchangeable Preferred Stock(14)
 3.1.8      --  Certificate of Designation of the Company's 8% Series B
                Convertible Exchangeable Preferred Stock (19)

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
 3.2        --  Bylaws of the Company(4)
 4.1        --  Indenture dated as of September 28, 1995, by and between the
                Company, the guarantors named therein and The Bank of New
                York, as Trustee, with respect to the Senior Subordinated
                Notes(3)
 4.2        --  Indenture dated as of October 4, 1996, by and between the
                Company, the Guarantors named therein and the Bank of New
                York, as Trustee, with respect to the Exchange Debentures(5)
 4.3        --  Credit Agreement, dated as of December 19, 1995, among PCC, the Lenders named therein, and Union Bank, as Agent(3)
 4.3.1      --  Amended and Restated Credit Agreement, dated November 19,
                1996, among Paxson Communications Corporation, the Lenders named therein and Union Bank of California, N.A.,as the
                Agent(8)
 4.3.2      --  Second amendment, dated May 2, 1997, with respect to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                Lenders named therein and Union Bank of California, N.A., as
                Agent(9)
 4.3.3      --  Third amendment, dated May 30, 1997, with respect to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                Lenders named therein and Union Bank of California, N.A., as
                Agent(10)
 4.3.4      --  Fourth amendment, dated September 25, 1997, with respect to the Amended and Restated Credit Agreement, dated as of
                November 19, 1996, among Paxson Communications Corporation, the Lenders named therein and Union Bank of California,
                N.A., as Agent(11)
 4.3.5      --  Credit agreement, dated July 11, 1997, among Travel Channel
                Acquisition Corporation, the several Lenders from Time to
                Time Parties Hereto and Union Bank of California, N.A., as
                the Agent(11)
 4.3.6      --  Fifth Amendment, dated as of October 31, 1997, to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                lenders from time to time party thereto and Union Bank of
                California, N.A., as Agent(12)
 4.3.7      --  Sixth Amendment, dated March 11, 1998, with respect to the
                Amended and Restated Credit Agreement, dated as of November
                19, 1996, among Paxson Communications Corporation, the
                Lenders from time to time party thereto and Union Bank of
                California, N.A., as Agent(12)
 4.4        --  Investment Agreement, dated as of September 15, 1999, by and between Paxson Communications Corporation and National
                Broadcasting Company, Inc.(19)
 4.4.1      --  Stockholder Agreement, dated as of September 15, 1999, among
                Paxson Communications Corporation, National Broadcasting
                Company, Inc., Lowell W. Paxson, Second Crystal Diamond
                Limited Partnership and Paxson Enterprises, Inc.(19) 4.4.2
 4.4.3      --  Class A Common Stock Purchase Warrant, dated September 15,
                1999, with respect to up to 18,966,620 shares of Class A
                Common Stock(19)
 4.4.5      --  Form of Indenture with respect to the Company's 8% Exchange
                Debentures due 2009(19)
 4.4.6      --  Registration Rights Agreement, dated September 15, 1999, between Paxson Communications Corporation and National
                Broadcasting Company, Inc.(19)
 4.5        --  Indenture dated as of June 10, 1998, by and between the
                Company, the Guarantors named therein and the Bank of New
                York, as Trustee, with respect to the New Exchange
                Debentures(14)
 9.1        --  Amended and Restated Stockholders Agreement, dated as of
                December 22, 1994, by and among the Company and certain
                stockholders thereof(2)
 9.2        --  Agreement, dated March 26, 1996, amending the Amended and
                Restated Stockholders Agreement, dated as of December 22,
                1994, by and among the Company and certain Stockholders
                thereof and certain related agreements(4)

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
10.1        --  Securities Purchase Agreement, dated as of September 22,
                1995, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein(3)
10.3        --  Stock Purchase Agreement, dated as of December 22, 1994, by and among the Company and certain purchasers of the Company securities(2)
10.4        --  Amended and Restated Stockholders Agreement, dated as of
                December 22, 1994, by and among the Company and certain
                stockholders thereof (incorporated by reference to Exhibit
                9.1)(2)
10.4.1      --  Agreement, dated March 26, 1996, amending the Amended and
                Restated Stockholders Agreement, by and among the Company
                and certain stockholders thereof and certain related
                agreements (incorporated by reference to Exhibit 9.2)(4)
10.5        --  Exchange and Consent Agreement, dated as of December 22,
                1994, by and among the Company and certain stockholders
                thereof(2)
10.27       --  Paxson Communications Corp. Profit Sharing Plan(1)
10.28       --  Paxson Communications Corp. Stock Incentive Plan(1)
10.54       --  Indenture, dated as of September 28, 1995, among the
                Company, the Guarantors named therein and The Bank of New
                York, as Trustee with respect to the Senior Subordinated
                Notes (incorporated by reference to Exhibit 4.1)(3)
10.55       --  Original Note No. 1 for $115,000,000 CUSIP No. 704231-AA-7,
                with Guarantee of Guarantors listed therein(3)
10.56       --  Original Note No. 2 for $115,000,000, CUSIP No. 704231-AA-7,
                with Guarantee of Guarantors listed therein(4)
10.57       --  Form of New Note with Form of New Guarantee(3)
10.58       --  Registration Rights Agreement, dated as of September 28,
                1995, by and among the Company, the Guarantors named therein and each of the Purchasers referred to therein(3)
10.83       --  Lease Agreement, dated June 14, 1994, between Paxson
                Communications of Tampa-66, Inc. and The Christian Network,
                Inc. for lease of production and distribution facilities at
                WFCT-TV(4)
10.128      --  Purchase Agreement, dated July 31, 1996, by and among
                America 51, L.P., Paxson Communications of Phoenix-51, Inc.,
                and Hector Garcia Salvatierra for Television Station Channel
                51, Tolleson, Arizona(6)
10.134      --  Loan Agreement, dated September 6, 1996, by and between
                Ponce-Nicasio Broadcasting, A Limited Partnership and Paxson
                Communications of Sacramento-29, Inc. for Television Station
                KCMY-TV, Sacramento, California(6)
10.135      --  Option Agreement, dated September 6, 1996, by and between
                Ponce-Nicasio Broadcasting, A Limited Partnership and Paxson
                Communications of Sacramento for Television Station KCMY-
                TV, Sacramento, California(6)
10.148      --  Amended and Restated Promissory Note, dated April 16, 1996, by and between Ocean State Television, L. L. C. and Paxson
                Communications of Providence-69, Inc.(8)
10.151      --  Option Purchase Agreement, dated February 14, 1997, by and between Paxson Communications of Raleigh-Durham-47, Inc.,
                and D P. Media, Inc.(8)
10.157      --  Paxson Communications Corporation 1996 Stock Incentive
                Plan(7)
10.162      --  Assignment and acceptance agreement, dated April 18, 1997, among WQED Pittsburgh and Paxson Communications of
                Pittsburgh-40, Inc.(9)
10.183      --  Stock Purchase Agreement, dated September 9, 1997, by and among Channel 46 of Tucson, Inc., Paxson Communications of
                Tucson-46, Inc. and Sungilt Corporation, Inc.(11)

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
10.186      --  Option Agreement, dated November 14, 1997, by and between
                Paxson Communications Corporation and Flinn Broadcasting
                Corporation for Television station WCCL-TV, New Orleans,
                Louisiana(12)
10.187      --  Option Agreement, dated November 14, 1997, by and between
                Paxson Communications Corporation and Flinn Broadcasting
                Corporation for Television station WFBI-TV, Memphis,
                Tennessee(12)
10.193      --  Asset Exchange Agreement, dated January 26, 1998, by and among Paxson Communications of Chicago-38, Inc., Christian
                Communications of Chicagoland, Inc., and Paxson
                Communications Corporation(12)
10.193.1    --  Programming Agreement by and between Paxson Communications of Chicago-38, Inc. and Christian Communications of
                Chicagoland Inc.(12)
10.194      --  Asset Purchase Agreement, dated March 19, 1998, by and between Paxson Communications of Atlanta-14, Inc. and SKMD
                Broadcasting Partnership and USA Station Group of Maryland,
                Inc.(13)
10.196      --  Membership Purchase Agreement, dated January 14, 1998, by and among Dr. Joseph A. Zavaletta, South Texas Vision,
                L.L.C., Paxson Communications of San Antonio-26, Inc., and
                Paxson Communications Corporation for television station
                Channel 26, Uvalde, Texas(13)
10.199      --  Employment Agreement, dated as of June 11, 1998, by and between the Company and Dean M. Goodman(15)
10.202      --  Paxson Communications Corporation 1998 Stock Incentive
                Plan(14)
10.203      --  Interest Transfer Agreement, dated February 4, 1999, between
                Discovery Communications, Inc., Project Discovery, Inc., The
                Travel Channel, LLC, Discovery Ventures, LLC, Paxson
                Communications Corporation and Travel Channel Acquisition
                Corporation(16)
10.204      --  Asset Purchase Agreement by and among Paxson Communications of New York-43, Inc. and Paxson New York License, Inc. and
                Shop at Home, Inc. dated as of February 26, 1999(16)
10.205      --  Employment Agreement, dated April 14, 1999, by and between the Company and John F. DeLorenzo(17)
10.205.1    --  Employment Separation Agreement, dated November 24, 1999, by and between the Company and John F. DeLorenzo
10.206      --  Asset Purchase Agreement, dated April 23, 1999, by and among
                Paxson Communications Corporation, Paxson Communications
                License Company, LLC, Paxson Communications of Green Bay-14,
                Inc., Paxson Communications of Dayton-26, Inc., Paxson
                Dayton License, Inc., Paxson Communications of Decatur-23,
                Inc., and Paxson Decatur License, Inc., and ACME Television
                of Ohio, LLC, ACME Television Licenses of Ohio, LLC, ACME
                Television of Wisconsin, LLC, ACME Television Licenses of
                Wisconsin, LLC, ACME Television of Illinois, LLC, and ACME
                Television Licenses of Illinois, LLC for WDPX (TV),
                Springfield, OF, WPXG(TV), Suring, WI and WPXU(TV), Decatur,
                IL(17)
10.207      --  Employment Agreement, dated September 15, 1999, by and between the Company and Jeffrey Sagansky(18)
10.208      --  Employment Agreement, dated October 16,1999, by and between the Company and Lowell W. Paxson
10.209      --  Asset Purchase Agreement by and between Paxson
                Communications Corporation and DP Media dated November 22,
                1999.
10.210      --  Asset Purchase Agreement dated April 30, 1999, by and
                between DP Media of Boston, Inc. and Boston University
                Communications, Inc. for television stations WABU (TV),
                Boston, MA WZBU (TV), Vineyard Haven, MA WNBU (TV), Concord,
                NH and Low Power television station W67BA (TV) Dennis, MA

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
10.211      --  Employment Termination and Release Agreement, dated March
                11, 1999, by and between the Company and Arthur D. Tek
10.212      --  Employment Separation Agreement, dated September 2, 1999, by and between the Company and James B. Bocock
10.213      --  Employment Separation Agreement, dated June 22, 1999, by and between the Company and Jon Jay Hoker
10.214      --  Employment Agreement, dated June 1, 1999, by and between the
                Company and Seth A. Grossman
10.215      --  Employment Agreement, dated June 11, 1998, by and between the Company and Anthony L. Morrison
21          --  Subsidiaries of the Company
23          --  Consent of PricewaterhouseCoopers LLP
27          --  Financial Data Schedule (for SEC use only)
99.1        --  Tax Exemption Savings Agreement between the Company and The
                Christian Network, Inc., dated May 15, 1994(4)

---------------

 (1) Filed with the Company's Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416 and incorporated herein by reference.
 (2) Filed with the Company's Annual Report on Form 10-K, dated March 31, 1995, and incorporated herein by reference.
 (3) Filed with the Company's Registration Statement on Form S-4, as amended, filed January 23, 1996, Registration No. 33-63765 and incorporated herein by reference.
 (4) Filed with the Company's Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473 and incorporated herein by reference.
 (5) Filed with the Company's Registration Statement on Form S-3, as amended, filed August 15, 1996, Registration No. 333-10267 and incorporated herein by reference.
 (6) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1996, and incorporated herein by reference.
 (7) Filed with the Company's Registration Statement on Form S-8, filed January 22, 1997, Registration No. 333-20163 and incorporated herein by reference.
 (8) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1996, and incorporated herein by reference.
 (9) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 1997, and incorporated herein by reference.
(10) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 1997, and incorporated herein by reference.
(11) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1997, and incorporated herein by reference.
(12) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1997, and incorporated herein by reference.
(13) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 1998 and incorporated herein by reference.
(14) Filed with the Company's Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641 and incorporated herein by reference.
(15) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 1998, and incorporated herein by reference.
(16) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1998, and incorporated herein by reference.

(17) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 1999, and incorporated herein by reference.
(18) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1999, and incorporated herein by reference.
(19) Filed with the Company's Form 8-K dated September 15, 1999 and incorporated herein by reference.

      (d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial statements beginning on page F-1 of this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm Beach, State of Florida, on March 13, 2000.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                /s/ LOWELL W. PAXSON                   Chairman of the Board, Director  March 13, 2000
-----------------------------------------------------
                  Lowell W. Paxson

                /s/ JEFFREY SAGANSKY                   Chief Executive Officer,         March 13, 2000
-----------------------------------------------------    President and Director
                  Jeffrey Sagansky                       (Principal Executive Officer)

                /s/ SETH A. GROSSMAN                   Senior Vice President and Chief  March 13, 2000
-----------------------------------------------------    Financial Officer (Principal
                  Seth A. Grossman                       Financial Officer)

               /s/ KENNETH M. GAMACHE                  Senior Vice President and        March 13, 2000
-----------------------------------------------------    Controller (Principal
                 Kenneth M. Gamache                      Accounting Officer)

              /s/ WILLIAM E. SIMON, JR                 Vice Chairman, Director          March 13, 2000
-----------------------------------------------------
                William E. Simon, Jr.

                /s/ BRUCE L. BURNHAM                   Director                         March 13, 2000
-----------------------------------------------------
                  Bruce L. Burnham

               /s/ JAMES L. GREENWALD                  Director                         March 13, 2000
-----------------------------------------------------
                 James L. Greenwald

                 /s/ KEITH G. TURNER                   Director                         March 13, 2000
-----------------------------------------------------
                   Keith G. Turner

                 /s/ BRANDON BURGESS                   Director                         March 13, 2000
-----------------------------------------------------
                   Brandon Burgess

                  /s/ HAROLD BROOK                     Director                         March 13, 2000
-----------------------------------------------------
                    Harold Brook

                /s/ JOHN E. OXENDINE                   Director                         March 13, 2000
-----------------------------------------------------
                  John E. Oxendine

                       PAXSON COMMUNICATIONS CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                 PAGE
                                                              ----------
Report of Independent Certified Public Accountants..........     F-2
Consolidated Balance Sheets.................................     F-3
Consolidated Statements of Operations.......................     F-4
Consolidated Statement of Changes in Common Stockholders'
  Equity....................................................     F-5
Consolidated Statements of Cash Flows.......................  F-6 -- F-7
Notes to Consolidated Financial Statements..................  F-8 -- F-36
Financial Statement Schedule -- Schedule II-Valuation and
  Qualifying Accounts.......................................     F-37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Paxson Communications Corporation

     In our opinion, the consolidated financial statements referred to under Items 14(a)(1) and (2) on page 31 and listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Paxson Communications Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Fort Lauderdale, Florida
March 13, 2000

                       PAXSON COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  125,189    $   49,440
  Short-term investments....................................     124,987            --
  Restricted cash and short-term investments................       8,158        18,096
  Accounts receivable, less allowance for doubtful accounts
    of $4,255 and $3,953, respectively......................      40,069        21,391
  Program rights............................................      79,686        81,867
  Prepaid expenses and other current assets.................       2,777         2,947
                                                              ----------    ----------
         Total current assets...............................     380,866       173,741
Property and equipment, net.................................     189,908       178,975
Intangible assets, net......................................     916,145       827,973
Program rights, net.........................................     130,016       214,331
Investments in broadcast properties.........................      40,347        74,683
Investment in cable network.................................          --        42,531
Other assets, net...........................................      32,805        30,552
                                                              ----------    ----------
         Total assets.......................................  $1,690,087    $1,542,786
                                                              ==========    ==========
 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $   13,875    $   25,738
  Accrued interest..........................................       7,862         8,391
  Obligations for cable distribution rights.................      14,712        50,914
  Obligations for satellite distribution rights.............       2,947            --
  Obligations for program rights............................      82,907        84,820
  Income taxes payable......................................       2,010         1,542
  Current portion of long-term debt.........................      18,698           529
                                                              ----------    ----------
         Total current liabilities..........................     143,011       171,934
Deferred income taxes.......................................          --        58,109
Obligations for cable distribution rights, net of current
  portion...................................................       6,672        15,400
Obligations for satellite distribution rights, net of
  current portion...........................................      12,000            --
Obligations for program rights, net of current portion......     112,153       154,800
Long-term debt..............................................     141,029       145,164
Senior subordinated notes, net..............................     228,694       228,305
Mandatorily redeemable preferred stock......................     949,807       521,401
Commitments and contingencies (Note 21).....................          --            --
Class A common stock, $0.001 par value; one vote per share;
  150,000,000 shares authorized, 54,577,784 and 52,608,765
  shares issued and outstanding.............................          55            53
Class B common stock, $0.001 par value; ten votes per share;
  35,000,000 shares authorized and 8,311,639 shares issued
  and outstanding...........................................           8             8
Common stock warrants and call option.......................      68,245         1,582
Stock subscription notes receivable.........................      (1,270)       (2,813)
Additional paid-in capital..................................     417,652       318,935
Deferred option plan compensation...........................     (20,026)      (16,728)
Accumulated deficit.........................................    (367,943)      (53,364)
                                                              ----------    ----------
         Total liabilities, mandatorily redeemable preferred
           stock and common stockholders' equity............  $1,690,087    $1,542,786
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
Revenues................................................  $   248,362   $   134,196   $    88,421
                                                          -----------   -----------   -----------
Expenses:
     Operating..........................................      124,938        58,139        13,993
     Selling, general and administrative................      169,245       135,467        44,288
     Time brokerage and affiliation fees................       14,257        15,699        16,961
     Stock-based compensation...........................       16,814        10,413         3,370
     Compensation associated with Paxson Radio asset
       sales............................................           --            --         9,700
     Adjustment of programming to net realizable
       value............................................       70,499            --            --
     Depreciation and amortization......................       77,860        50,009        22,044
                                                          -----------   -----------   -----------
                                                              473,613       269,727       110,356
                                                          -----------   -----------   -----------
Operating loss..........................................     (225,251)     (135,531)      (21,935)
Other income (expense):
     Interest expense...................................      (50,286)      (41,906)      (37,728)
     Interest income....................................        8,570        14,992         9,495
     Other expenses, net................................       (7,855)       (2,744)       (5,722)
     Gain on sale of Travel Channel and television
       stations.........................................       59,453        51,603            --
     Equity in loss of unconsolidated investment........       (2,260)      (13,273)       (2,493)
                                                          -----------   -----------   -----------
Loss from continuing operations before income tax
  benefit...............................................     (217,629)     (126,859)      (58,383)
Income tax benefit......................................       57,257        37,389        21,879
                                                          -----------   -----------   -----------
Loss from continuing operations.........................     (160,372)      (89,470)      (36,504)
                                                          -----------   -----------   -----------
Discontinued operations:
     Loss from discontinued operations, net of
       applicable income taxes..........................           --            --        (3,555)
     Gain on disposal of discontinued operations, net of
       applicable income taxes..........................           --         1,182       254,748
                                                          -----------   -----------   -----------
                                                                   --         1,182       251,193
                                                          -----------   -----------   -----------
Net (loss) income.......................................     (160,372)      (88,288)      214,689
Dividends and accretion on redeemable preferred stock...      (88,740)      (49,667)      (26,277)
Beneficial conversion feature on issuance of convertible
  preferred stock.......................................      (65,467)           --            --
                                                          -----------   -----------   -----------
Net (loss) income attributable to common stock..........  $  (314,579)  $  (137,955)  $   188,412
                                                          ===========   ===========   ===========
Basic and diluted (loss) earnings per share:
Loss from continuing operations.........................  $     (5.10)  $     (2.31)  $     (1.17)
Discontinued operations.................................           --          0.02          4.67
                                                          -----------   -----------   -----------
Net (loss) income.......................................  $     (5.10)  $     (2.29)  $      3.50
                                                          ===========   ===========   ===========
Weighted average shares outstanding.....................   61,737,576    60,360,384    53,808,472
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

                       PAXSON COMMUNICATIONS CORPORATION

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                COMMON
                                                                STOCK        STOCK                      DEFERRED       RETAINED
                                             COMMON STOCK      WARRANTS   SUBSCRIPTION   ADDITIONAL      OPTION        EARNINGS
                                           -----------------   AND CALL      NOTES        PAID-IN         PLAN       (ACCUMULATED
                                           CLASS A   CLASS B    OPTION     RECEIVABLE     CAPITAL     COMPENSATION     DEFICIT)
                                           -------   -------   --------   ------------   ----------   ------------   ------------
Balance at December 31, 1996.............    $40      $  8     $ 9,198      $(1,873)      $209,622      $ (6,398)     $(103,821)
Stock issued for acquisitions............      6                                            66,119
Exercise of common stock warrants........      4                (6,882)                      6,878
Deferred option plan compensation........                                                    2,263        (2,263)
Stock-based compensation.................                                                                  6,456
Stock options exercised..................      1                                               914
Increase in stock subscription notes
  receivable.............................                                      (940)
Dividends on redeemable preferred
  stock..................................                                                                               (24,943)
Accretion on redeemable preferred
  stock..................................                                                                                (1,334)
Net income...............................                                                                               214,689
                                             ---      ----     -------      -------       --------      --------      ---------
Balance at December 31, 1997.............     51         8       2,316       (2,813)       285,796        (2,205)        84,591
Stock issued for acquisitions............      1                                             5,249
Issuance of common stock warrants........                        1,582
Exercise of common stock warrants........      1                (2,316)                      2,315
Deferred option plan compensation........                                                   24,314       (24,314)
Stock-based compensation.................                                                                  9,791
Stock options exercised..................                                                    1,261
Dividends on redeemable and convertible
  preferred stock........................                                                                               (47,399)
Accretion on redeemable preferred
  stock..................................                                                                                (2,268)
Net loss.................................                                                                               (88,288)
                                             ---      ----     -------      -------       --------      --------      ---------
Balance at December 31, 1998.............     53         8       1,582       (2,813)       318,935       (16,728)       (53,364)
Stock issued for cable distribution
  rights.................................      1                                             8,478
Stock issued for acquisition.............                                                      500
Issuance of common stock warrants and
  Class B common stock call option.......                       66,663
Deferred option plan compensation........                                                   20,112       (20,112)
Repayment of stock subscription
  receivable                                                                  1,543
Stock-based compensation.................                                                                 16,814
Stock options exercised..................      1                                             4,160
Beneficial conversion feature on issuance
  of convertible preferred stock.........                                                   65,467                      (65,467)
Dividends on redeemable and convertible
  preferred stock........................                                                                               (79,005)
Accretion on redeemable preferred
  stock..................................                                                                                (9,735)
Net loss.................................                                                                              (160,372)
                                             ---      ----     -------      -------       --------      --------      ---------
Balance at December 31, 1999.............    $55      $  8     $68,245      $(1,270)      $417,652      $(20,026)     $(367,943)
                                             ===      ====     =======      =======       ========      ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   ---------
Cash flows from operating activities:
  Net (loss) income.........................................  $(160,372)  $(88,288)  $ 214,689
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
    Depreciation and amortization...........................     77,860     50,009      35,511
    Stock-based compensation................................     16,814     10,413       6,456
    Program rights amortization.............................     91,799     31,422         704
    Payments for cable distribution rights..................    (30,713)   (19,905)         --
    Program rights payments and deposits....................   (125,916)   (62,076)    (37,485)
    Provision for doubtful accounts.........................      6,164      4,214       2,011
    Adjustment of programming to net realizable value.......     70,499         --          --
    Deferred income tax benefit.............................    (58,109)   (42,143)    (21,879)
    Loss on sale or disposal of assets......................      4,483      3,852       3,794
    Gain on sale of Travel Channel and television
      stations..............................................    (59,453)   (51,603)         --
    Equity in loss of unconsolidated investment.............      2,260     13,273       2,493
    Gain on disposal of discontinued operations, net........         --     (1,182)   (254,748)
    Changes in assets and liabilities:
      Decrease (increase) in restricted cash and short-term
         investments........................................     17,638     (1,096)    (17,000)
      (Increase) decrease in accounts receivable............    (21,036)   (20,791)      5,173
      Decrease (increase) in prepaid expenses and other
         current assets.....................................        394       (188)     (1,632)
      Decrease (increase) in other assets...................      1,425      2,050      (5,353)
      (Decrease) increase in accounts payable and accrued
         liabilities........................................    (14,305)    20,002     (10,591)
      (Decrease) increase in accrued interest...............     (1,708)       (85)      1,816
      Increase in current income taxes payable..............        468      1,542          --
                                                              ---------   --------   ---------
         Net cash used in operating activities..............   (181,808)  (150,580)    (76,041)
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Increase in short-term investments........................   (124,987)        --          --
  Acquisitions of broadcasting properties...................    (65,589)  (591,368)   (253,805)
  Decrease (increase) in investments in broadcast
    properties..............................................     10,780    (15,659)     (8,026)
  Decrease (increase) in deposits on broadcast properties...      4,214     29,399     (26,917)
  Collection of notes receivable from CAP Communications,
    Inc.....................................................     30,644         --          --
  Cash held by qualified intermediary.......................         --    418,950    (418,950)
  Purchases of property and equipment.......................    (34,609)   (82,922)    (44,474)
  Distribution received from (made to) unconsolidated
    investment..............................................         --      3,170      (5,342)
  Advance to DP Media, Inc..................................   (105,997)        --          --
  DP Media cash balance upon consolidation..................      4,310         --          --
  Proceeds from sales of discontinued operations............      1,600      1,000     721,978
  Proceeds from sales of Travel Channel and television
    stations................................................    119,126     68,944      13,764
                                                              ---------   --------   ---------
         Net cash used in investing activities..............   (160,508)  (168,486)    (21,772)
                                                              ---------   --------   ---------
Cash flows from financing activities:
  Proceeds from issuance of exchangeable and convertible
    preferred stock, net....................................    406,500    261,706          --
  Proceeds from issuance of long-term debt..................     15,812     23,411     120,000
  Repayments of long-term debt..............................     (9,780)      (513)     (1,270)
  Preferred stock dividends paid............................       (171)        --          --
  Proceeds from exercise of common stock options, net.......      4,161      1,261         915
  Repayment of (increase in) stock subscription notes
    receivable..............................................      1,543         --        (940)
                                                              ---------   --------   ---------
         Net cash provided by financing activities..........    418,065    285,865     118,705
                                                              ---------   --------   ---------
Increase (decrease) in cash and cash equivalents............     75,749    (33,201)     20,892
Cash and cash equivalents, beginning of year................     49,440     82,641      61,749
                                                              ---------   --------   ---------
Cash and cash equivalents, end of year......................  $ 125,189   $ 49,440   $  82,641
                                                              =========   ========   =========

                       PAXSON COMMUNICATIONS CORPORATION

                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   ---------
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $  44,076   $ 38,849   $  33,896
                                                              =========   ========   =========
  Cash paid for income taxes................................  $   1,346   $  2,239   $     975
                                                              =========   ========   =========
Non-cash operating, investing and financing activities:
  Accretion of discount on Senior Subordinated Notes........  $     389   $    346   $     304
                                                              =========   ========   =========
  Issuance of common stock in connection with
    acquisitions............................................  $     500   $  5,250   $  66,125
                                                              =========   ========   =========
  Beneficial conversion feature on issuance of convertible
    preferred stock.........................................  $  65,467   $     --   $      --
                                                              =========   ========   =========
  Dividends accrued on redeemable preferred stock...........  $  79,005   $ 47,399   $  24,943
                                                              =========   ========   =========
  Discount accretion on redeemable securities...............  $   9,735   $  2,268   $   1,334
                                                              =========   ========   =========
  Sale of broadcast property for note receivable............  $      --   $     --   $  15,000
                                                              =========   ========   =========
  Satellite distribution....................................  $  15,000   $     --   $      --
                                                              =========   ========   =========
  Sale of KWOK in exchange for WCPX.........................  $  30,000   $     --   $      --
                                                              =========   ========   =========
  Issuance of common stock in payment of obligations for
    cable distribution rights...............................  $   8,479   $     --   $      --
                                                              =========   ========   =========

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

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and those of DP Media, Inc., as discussed below. All intercompany balances and transactions have been eliminated.

     Two former business segments, Paxson Radio and Paxson Network-Affiliated Television, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented as a result of the Company's sale of these operations during 1997 (see Note 4).

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist of marketable government securities with original maturities of one year or less. All short-term investments are classified as trading and are recorded at fair value.

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     Restricted cash and short-term investments consist of cash and other liquid securities held in an escrow account to be applied to the payment of interest due in connection with the Company's senior credit facility (see Note 13).

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

                       PAXSON COMMUNICATIONS CORPORATION

INTANGIBLE ASSETS

     Intangible assets are capitalized at cost and amortized using the straight line method over their estimated useful lives as follows (see Note 8):

FCC licenses and goodwill...................................           25 years
Cable distribution rights...................................  Generally 7 years
Covenants not to compete....................................  Generally 3 years
Favorable lease and other contracts.........................      Contract term

INVESTMENTS IN BROADCAST PROPERTIES

     Investments in broadcast properties represent the Company's financing of television station acquisitions by third party licensees, purchase options or other investments in entities owning television broadcasting stations or construction permits. In connection with a number of these agreements, the Company has obtained the right to provide programming for the related stations pursuant to time brokerage agreements ("TBAs") and has options to purchase certain of the related station assets and Federal Communications Commission ("FCC") licenses at various amounts and terms (see Notes 10 and 21).

PROGRAM RIGHTS

     Program rights are carried at the lower of unamortized cost or estimated net realizable value. Program rights and the related liabilities are recorded at the contractual amounts when the programming is available to air, and are amortized over the licensing agreement term using the greater of the straight line per run or straight line over the license term method. The estimated costs of programming which will be amortized during the next year are included in current assets; program rights obligations which will be paid within the next year are included in current liabilities.

     During 1999, the Company wrote down certain of its program rights by a total of approximately $70.5 million to its expected net realizable value. The write down was a result of the Company's ongoing evaluation of its anticipated future usage of its programming, and the anticipated future ratings and related advertising revenues to be generated in connection with the Company's programming, all relative to the carrying value of the related program rights.

CABLE DISTRIBUTION RIGHTS

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

SATELLITE DISTRIBUTION RIGHTS

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

                       PAXSON COMMUNICATIONS CORPORATION

LONG-LIVED ASSETS

     The Company reviews long-lived assets, identifiable intangibles and goodwill and reserves for impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. It is possible that the estimated life of certain long-lived assets will be reduced significantly in the near term due to the anticipated industry migration from analog to digital broadcasting.

REVENUE RECOGNITION

     Revenue is recognized as commercial spots are aired and air time is provided.

TIME BROKERAGE AGREEMENTS

     The Company operates certain stations under TBAs whereby the Company has agreed to provide the station with programming and sells and retains all advertising revenue during such programming. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with FCC policies. The Company pays a fixed fee to the station owner as well as certain expenses of the station and performs other functions. The Company currently operates 5 stations under TBAs which expire from 2000 through 2006. The financial results of TBA operated stations are included in the Company's statements of operations from the date of commencement of the TBA.

STOCK-BASED COMPENSATION

     The Company's employee stock option plans are accounted for using the intrinsic value method. Stock-based compensation to non-employees is accounted for using the fair market value method. The Company also provides disclosure of certain pro forma information as if the Company's employee stock option plans were accounted for using the fair market value method (see Note 16).

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

     At December 31, 1999, 1998 and 1997, respectively, there were outstanding 11,991,061, 9,341,662 and 3,605,461 stock options; 32,427,627, 395,500 and
917,749 Class A and B common stock warrants; and at December 31, 1999 and 1998, 37,342,282 and 4,945,625 shares of Class A common stock were reserved for possible future issuance in connection with the Series A and B Convertible Preferred Stock issues outstanding. These securities, which could potentially dilute earnings per share in the future, were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented.

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

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year's financial statements to conform with the 1999 presentation.

2. NBC TRANSACTION:

     Effective September 15, 1999 (the "Issue Date"), the Company entered into an Investment Agreement (the "Investment Agreement") with National Broadcasting Company, Inc. ("NBC"), pursuant to which NBC purchased shares of convertible exchangeable preferred stock (the "Series B Convertible Preferred Stock"), and common stock purchase warrants from the Company for an aggregate purchase price of $415 million. Further, the Company's principal shareholder, Mr. Lowell W. Paxson ("Mr. Paxson") and certain entities controlled by Mr. Paxson granted NBC the right (the "Call Right") to purchase all (but not less than all) 8,311,639 shares of Class B Common Stock of the Company beneficially owned by Mr. Paxson.

     The common stock purchase warrants issued to NBC consist of a warrant to purchase up to 13,065,507 shares of Class A Common Stock at an exercise price of $12.60 per share ("Warrant A") and a warrant to purchase up to 18,966,620 shares of Class A Common Stock ("Warrant B") at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price), subject to a minimum exercise price during the first three years after the Issue Date of $22.50 per share. The Warrants are exercisable for ten years from the Issue Date, subject to certain conditions and limitations.

     The Call Right has a per share exercise price equal to the higher of (i) the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the exercise of the call Right (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale prices), and (ii) $22.50 for any exercise of the Call Right on or prior to the third anniversary of the Issue Date and $20.00 for any exercise of the Call Right thereafter. The owners of the shares which are subject to the Call Right may not transfer such shares prior to the sixth anniversary of the Issue Date, and may not convert such shares into any other securities of the Company (including shares of Class A Common Stock). Exercise of the Call Right is subject to compliance with applicable provisions of the Communications Act of 1934, as amended (the "Communications Act"), and the rules and regulations of the FCC. The Call Right may not be exercised until Warrant A and Warrant B have been exercised in full. The Call Right expires on the tenth anniversary of the Issue Date, or prior thereto under certain circumstances.

     The Company has valued the common stock purchase warrants issued to NBC and the Call Right at $66.7 million. The Company recorded this value along with transaction costs as a reduction of the face value of the Series B Convertible Preferred Stock and will accrete such discount as preferred stock dividends over three years using the interest method. The Company has recorded approximately $6.7 million of accretion expense related to the Series B Convertible Preferred Stock through December 31, 1999 (see Note 17).

     The Series B Convertible Preferred Stock was issued with a conversion price per share that was less than the closing price of the Class A Common Stock at the Issue Date. As a result, the Company recognized a beneficial conversion feature in connection with the issuance of the stock equal to the difference between the

                       PAXSON COMMUNICATIONS CORPORATION
closing price and the conversion price multiplied by the number of shares issuable upon conversion of the Series B Convertible Preferred Stock. The full amount of the beneficial conversion feature, approximately $65.5 million, has been reflected in the accompanying statement of operations as a preferred stock dividend during 1999 and has been allocated to additional paid-in capital in the accompanying balance sheet.

     The Investment Agreement requires the Company to obtain the consent of NBC or its permitted transferee with respect to certain corporate actions, as set forth in the Investment Agreement, and grants NBC certain rights with respect to the network operations of the Company. NBC was also granted certain demand and piggyback registration rights with respect to the shares of Class A Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (or conversion of any exchange debentures issued in exchange therefor), exercise of the Warrants or conversion of the Class B Common Stock subject to the Call Right.

     NBC, the Company, Mr. Paxson and certain entities controlled by Mr. Paxson also entered into a Stockholder Agreement, pursuant to which, if permitted by the Communications Act and FCC rules and regulations, the Company may nominate persons named by NBC for election to the Company's board of directors and Mr. Paxson and his affiliates agreed to vote their shares of common stock in favor of the election of such persons as directors of the Company. Should no NBC nominee be serving as a member of the Company's board of directors, then NBC may appoint two observers to attend all board meetings. Mr. Paxson and his affiliates have also agreed to vote their shares of common stock in favor of certain proposals expected to be submitted for a vote of the stockholders of the Company at its next annual stockholders meeting prior to May 15, 2000. These proposals will include amendments to the Company's certificate of incorporation to provide for a classified board of directors serving three year terms and the authorization of additional shares of non-voting common stock sufficient to permit the Company to reserve such shares for issuance to NBC and its assignees should they exercise their rights to convert shares of Series B Convertible Preferred Stock and exercise the Warrants for such non-voting shares of common stock in lieu of shares of Class A Common Stock. The Stockholder Agreement further provides that the Company shall not, without the prior written consent of NBC, enter into certain agreements or adopt certain plans, as set forth in the Stockholder Agreement, which would be breached or violated upon the acquisition of the Company securities by NBC or its affiliates or would otherwise restrict or impede the ability of NBC or its affiliates to acquire additional shares of capital stock of the Company.

3. DP MEDIA:

     During the third quarter of 1999, the Company advanced funds to a subsidiary of DP Media, Inc., which, along with CAP Communications, Inc. ("CAP Communications"), and RDP Communications, Inc. (collectively referred to herein as "DP Media") are companies beneficially owned by family members of Mr. Paxson. The Company has significant operating relationships with DP Media. The funds advanced to DP Media were utilized to fund operating cash flow needs. As a result of the Company's significant operating relationships with DP Media and its funding of DP Media's operating cash flow needs, the assets and liabilities of DP Media, together with their results of operations from the date of the advance, have been included in the Company's consolidated financial statements for the year ended December 31, 1999.

     In consolidating DP Media, at December 31, 1999, the Company recorded current assets of approximately $4.3 million, property, plant and equipment of approximately $22.2 million, intangible assets of approximately $72.2 million and other assets of approximately $2.6 million reflecting negative minority interest upon consolidation. Further, the Company has recorded current liabilities of approximately $1.3 million.

     On November 21, 1999 the Company entered into an agreement to purchase the eight television stations of DP Media, as well as DP Media's contractual right to acquire a television station in the Boston, Massachusetts market. The Company will also expend an additional $38 million to consummate DP Media's

                       PAXSON COMMUNICATIONS CORPORATION
acquisition of WBPX (formerly, WABU), and two full power satellite stations serving the Boston, Massachusetts market, which is currently a PAX TV affiliate and is being operated by DP Media under a time brokerage agreement with the seller of the station. The television stations, eight of which have been airing PAX TV Network programming under affiliation agreements, are in Battle Creek, Michigan, Raleigh, North Carolina, Hartford, Connecticut, Boston, Massachusetts (two stations), St. Louis, Missouri, Washington, D.C., Milwaukee, Wisconsin and Indianapolis, Indiana markets. In conjunction with the asset purchase agreement, on November 22, 1999, the Company advanced approximately $106 million to DP Media, pursuant to a secured loan agreement, which loan was used to repay DP Media's outstanding indebtedness to third party lenders. On March 3, 2000, the Company and DP Media agreed in principal to convert their asset sale transaction into a purchase by the Company of all of the capital stock of DP Media for a purchase price of $7,500,000. Prior to such purchase, DP Media shall transfer the assets of its station serving the Boston market ("WWDP" formerly WBPX) to a newly formed company ("Newco"). The Company shall hold a non-voting interest in Newco and shall have the right to require a sale of WWDP, which is not a PAX TV Network affiliate, if the station is not sold within a specified period. The Company shall receive 45% of the net proceeds from the sale of WWDP.

     In August 1999, CAP Communications repaid notes receivable to the Company of $15.5 million and $15.0 million in connection with its acquisition of WWDP in Boston and WHPX in Hartford. Both WWDP and WHPX had been recorded by the Company as investments in broadcast properties and have been reflected in the accompanying consolidated balance sheet as of December 31, 1999 at the Company's approximate historical cost. (See Note 5 and Note 10.)

     During August 1998, the Company advanced $1.75 million to DP Media in connection with its acquisition of WIPX in Bloomington, Indiana and was repaid these amounts at the closing of the acquisition transaction.

     During 1997 and 1998, the Company sold DP Media five television stations for aggregate consideration of approximately $30.3 million. The stations, which serve the Grand Rapids, Raleigh, Washington, D.C., St. Louis and Milwaukee markets became PAX TV affiliates upon their acquisition by DP Media. No significant gain or loss was recorded in connection with these transactions.

     Under the affiliation agreements with DP Media, the Company pays DP Media a fixed monthly affiliation fee and the affiliates retain a portion of the advertising airtime during the Company's network programming. At December 31, 1998, the Company had advanced DP Media approximately $250,000 under the affiliation and services agreements.

     The Company has also executed services and commercial representation agreements with DP Media. Under these agreements, which were terminated as of March 1, 2000, the Company was entitled to receive 90% of the excess of advertising revenues over the affiliated station's operating costs and interest. Further, the Company served as the network, national and regional sales representative for the affiliated stations and received a commission of 15% for such sales. During 1999, the Company recorded $404,000 of commissions under its services and commercial representation agreements with DP Media. Effective as of March 1, 2000, the affiliation agreements and services agreements between the Company and DP Media for each market other than second Boston station, WWDP, were replaced by time brokerage agreements which will remain in effect pending the completion of the acquisition of DP Media by the Company.

     During 1997, the Company granted 33,000 fully vested non-qualified stock options with a fair value of approximately $299,000 to the President and Vice President of DP Media, members of Mr. Paxson's family, as consideration for past services as former employees of the Company.

     During 1999, 1998 and 1997, the Company recorded time brokerage and affiliation fees expense related to stations owned by DP Media and RDP of approximately $13.6 million, $5.7 million and $1.6 million, respectively.

                       PAXSON COMMUNICATIONS CORPORATION

     Subsequent to the consolidation of DP Media during the third quarter of 1999, all intercompany transactions with DP Media were eliminated.

4. DISCONTINUED OPERATIONS:

     During 1997, the Company sold its Network-Affiliated Television segment as well as substantially all of its Radio segment assets for aggregate consideration of approximately $721 million. The Company realized a gain of approximately $255 million from these sales, net of applicable income taxes, brokerage and closing costs and other estimated costs. The Network-Affiliated Television and Radio operations generated revenues of approximately $90.5 million for the year ended December 31, 1997. Included in operating expenses are approximately $9.7 million of cash bonuses paid to certain members of the Company's management in connection with their efforts in assimilating, operating and arranging for the sale of the radio stations and related properties.

     The sale of certain Radio assets was structured as a tax deferred exchange, permitting the Company to defer a substantial portion of the gain for tax purposes to the extent the sales proceeds were reinvested in like kind broadcasting properties before the end of the first quarter of 1998.

     The results of operations for the Radio and Network-Affiliated Television segments, net of applicable income taxes, have been presented as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

     During 1998, the Company recognized an additional gain of $1.2 million on the sale of its Radio segment, net of applicable income taxes of $2.2 million. This gain reflects a reduction of $2.7 million of estimated costs attributable to the segment disposal and the recovery of a $3 million loan by the billboard operations of Radio, which was charged off against the gain in 1997. An additional $2.3 million of income taxes were recorded within discontinued operations in 1998 as a result of certain adjustments by the Internal Revenue Service reducing the Company's net operating loss carryforwards relating to the historical results of the Radio segment.

5. CERTAIN TRANSACTIONS WITH RELATED PARTIES:

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

     On September 10, 1999, the Company and The Christian Network, Inc. ("CNI") entered into a Master Agreement for overnight programming and use of a portion of the Company's digital capacity in exchange for CNI's providing public interest programming. The Master Agreement has a 50 year term and is automatically renewable for successive ten year periods unless CNI ceases to exist, commences action to liquidate, ceases family values programming or the FCC revokes the licenses of a majority of the Company's stations. Pursuant to the Master Agreement, the Company broadcasts CNI overnight programming on each of its stations seven days a week from 1:00AM to 6:00AM. When digital programming begins, the Company will make a digital channel available for CNI's use. CNI will have the right to use the digital channel for 24 hour CNI digital programming.

                       PAXSON COMMUNICATIONS CORPORATION

     Investments in Broadcast Properties. At December 31, 1998 the Company had approximately $15.5 million of advances to CNI relating to CNI's acquisition of WWDP in Boston, a PAX TV affiliate at that time. These amounts were recorded as investments in broadcast properties in the accompanying consolidated balance sheets. In April 1998 DP Media contracted to acquire WWDP for $18 million, including the assumption of CNI's obligations to the Company. In February of 1999 DP Media's acquisition of WWDP from CNI was completed.

     During 1997, the Company acquired television stations from CNI in the Miami, Orlando and Tampa markets, for total consideration of approximately $14 million.

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

     Worship Channel Studio. CNI and the Company have contracted for the Company to lease CNI's television production and distribution facility, the Worship Channel Studio, for the purpose of producing television programming for the Company's television network. During the years ended December 31, 1999, 1998 and 1997, the Company incurred rental charges in connection with this agreement of $195,000, $252,000 and $231,000, respectively.

AIRCRAFT LEASE

     During 1997, the Company entered into a three year aircraft lease with a company which is owned by Mr. Paxson. The lease is for a Boeing 727 aircraft with monthly payments of approximately $64,000. In connection with such lease, the Company incurred rental costs of approximately $763,000, $763,000 and $382,000 during the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, the Company has recorded leasehold improvements of approximately $310,000, net of accumulated amortization at December 31, 1999 in connection with the lease.

BOARD OF DIRECTORS

     The Company has entered into transactions with certain members of its Board of Directors.

     Vice Chairman of the Board of Directors. In May 1998, the Board of Directors of the Company elected a Vice Chairman of the Board. In connection with this appointment, in June 1998, an affiliate of the Vice Chairman received fully vested warrants to acquire 155,500 shares of Class A common stock at an exercise price of $16 per share (see Note 17). The warrants were valued at approximately $622,000, which was recorded as stock-based compensation at the time the warrants were issued.

     In June 1998, an affiliate of the Vice Chairman also purchased $10 million of the Company's mandatorily redeemable convertible preferred stock and warrants to purchase 32,000 shares of Class A common stock at an exercise price of $16 per share. In connection with the Company's offering of such stock, the affiliate of the Vice Chairman also received a consulting fee of $500,000 and an underwriting fee of $550,000 for the placement of additional shares of mandatorily redeemable convertible preferred stock. The Company recorded such fees as issuance costs in connection with the sale of the preferred stock. In March 2000 the Company reduced the exercise price of the 187,500 warrants held by the affiliate of the Vice Chairman from $16.00 per

                       PAXSON COMMUNICATIONS CORPORATION
share to $12.60 per share. The estimated incremental fair value of such warrants amounting to $139,125 will be recognized in the first quarter of year 2000.

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

6. ACQUISITION OF TELEVISION STATIONS AND THE TRAVEL CHANNEL

     The Company also owned a 30% interest in The Travel Channel, L.L.C. ("The Travel Channel"), a cable television network joint venture with Discovery Communications, Inc. In February 1999, the Company sold its 30% interest in The Travel Channel for aggregate consideration of approximately $55 million and realized a pre-tax gain of approximately $17 million. The results of operations of The Travel Channel, L.L.C. have been included in the Company's December 31, 1999 and 1998 consolidated statement of operations using the equity method of accounting through the date of sale.

     During 1999, the Company acquired the assets of five television stations (including construction permits), for total consideration of approximately $65.6 million. During 1998, the Company acquired the assets of twenty six television stations (including construction permits), for total consideration of approximately $591.4 million. As of December 31, 1999, the Company broadcasts PAX TV via a total of 116 owned, operated or affiliated stations.

     In February 1999, the Company completed its acquisition of WCPX in Chicago by transferring its interest in KWOK in San Francisco as partial consideration for WCPX. In connection with the transfer of ownership of KWOK, the Company recognized a pre-tax gain of approximately $23.8 million.

     During 1999, the Company sold its interests in four stations for aggregate consideration of approximately $61.0 million and realized pre-tax gain of approximately $18.7 on these sales.

     During 1998, the Company sold its interests in three stations for aggregate consideration of $79.5 million and realized a gain of approximately $51.6 million. Of the proceeds received, approximately $17.6 million was used to exercise the Company's options to acquire WOAC and WNGM.

7. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                                1999       1998
                                                              --------   --------
Broadcasting towers and equipment...........................  $212,550   $184,482
Office furniture and equipment..............................    19,552     14,436
Buildings and leasehold improvements........................    20,982     13,395
Land and land improvements..................................     5,986      6,084
Aircraft, vehicles and other................................     3,832      3,674
                                                              --------   --------
                                                               262,902    222,071
Accumulated depreciation....................................   (72,994)   (43,096)
                                                              --------   --------
Property and equipment, net.................................  $189,908   $178,975
                                                              ========   ========

     Depreciation expense aggregated approximately $28.4 million, $20.7 million and $19.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                       PAXSON COMMUNICATIONS CORPORATION

     In connection with its anticipated migration to digital broadcast facilities, the Company is evaluating the remaining useful lives and residual values of the equipment which would be affected by such migration. The Company anticipates that its evaluation of useful lives will result in a decrease in the estimated remaining useful lives of the affected assets and as a result it will accelerate the depreciation of such assets. The Company will account for this change in accounting estimate on a prospective basis.

8. INTANGIBLE ASSETS:

     Intangible assets consist of the following (in thousands):

                                                                 1999        1998
                                                              ----------   --------
FCC licenses and goodwill...................................  $  892,674   $777,960
Cable distribution rights...................................      93,003     86,218
Satellite distribution rights...............................      15,004         --
Covenants not to compete....................................       5,574      5,924
Favorable lease and other contracts.........................         511        496
                                                              ----------   --------
                                                               1,006,766    870,598
Accumulated amortization....................................     (90,621)   (42,625)
                                                              ----------   --------
Intangible assets, net......................................  $  916,145   $827,973
                                                              ==========   ========

     Amortization expense related to intangible assets aggregated $49.5 million, $29.3 million and $15.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

9. OTHER ASSETS:

     Other assets consist of the following (in thousands):

                                                               1999      1998
                                                              -------   -------
Programming deposits........................................  $16,314   $10,759
Loan origination costs......................................   15,129    14,951
Escrow funds for station acquisitions.......................    2,917     6,775
Other.......................................................    6,454     3,731
                                                              -------   -------
                                                               40,814    36,216
Accumulated amortization....................................   (8,009)   (5,664)
                                                              -------   -------
                                                              $32,805   $30,552
                                                              =======   =======

     Amortization expense related to other assets aggregated approximately $5,000, $52,000 and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, during the years ended December 31, 1999, 1998 and 1997, the Company recorded amortization of loan origination costs of $2.5 million, $2.1 million and $1.8 million, respectively, and classified such amortization as interest expense.

                       PAXSON COMMUNICATIONS CORPORATION

10. INVESTMENTS IN BROADCAST PROPERTIES:

     Investments in broadcast properties consist of (in thousands):

ENTITY                                         STATIONS               MARKETS            1999       1998
------                                         --------               -------           -------    -------
Flinn Investments.........................  WPXL, WPXX       New Orleans, LA;           $16,075    $16,075
                                                             Memphis, TN
Ponce-Nicasio Broadcasting................  KSPX             Sacramento, CA               8,879      8,834
America 51, L.P...........................  KPPX             Phoenix, AZ                  5,698      5,510
B&C Communications........................  WOAM             Lexington, KY                4,284         --
CNI/DP Media (Note 5).....................  WBPX             Boston, MA                      --     15,573
South Texas Vision, L.L.C.................  KPXL             San Antonio, TX                 --      5,474
Cocola Broadcasting.......................  KWOK             San Francisco, CA               --      4,526
DP Media..................................  WHPX             Hartford, CT                    --      5,083
Other.....................................                                                5,411     13,608
                                                                                        -------    -------
                                                                                        $40,347    $74,683
                                                                                        =======    =======

     Included in Other expenses, net is a loss of $4.5 million, reflecting the Company's estimate of advances and costs related to the planned acquisition of a Pittsburgh television station which were determined to be unrecoverable due to the termination of the acquisition contract.

     During February 1997, the Company sold WHPX to Roberts Broadcasting in exchange for a $15 million note receivable and entered into a five year time brokerage agreement to operate the station. The Company deferred the gain on the sale of $12.1 million. In April 1998, DP Media entered into a contract to acquire WHPX from Roberts Broadcasting for $250,000 plus the assumption of the note payable to the Company for $15 million. In the fourth quarter of 1998 the Company reversed its sale accounting and netted the deferred gain with the note receivable. At December 31, 1998, the Company's interest in WHPX was reflected at its original cost within investments in broadcast properties. At December 31, 1999, the balance is reflected at its original cost in Property, Plant and Equipment and Intangible Assets due to the consolidation of DP Media.

     During 1998, the Company paid approximately $10 million to buy out the affiliation agreements with third parties of WPXL and WPXX, two stations which the Company has contracted to purchase from Flinn Investments. These amounts, as well as an escrow deposit and other acquisition costs in connection with the purchase of WPXL and WPXX, have been included in investments in broadcast properties as of December 31, 1999 and 1998.

11. PROGRAM RIGHTS:

     Program rights consist of the following (in thousands):

                                                                1999        1998
                                                              ---------   --------
Program rights..............................................  $ 400,737   $327,620
Accumulated amortization....................................   (191,035)   (31,422)
                                                              ---------   --------
                                                                209,702    296,198
Less current portion........................................    (79,686)   (81,867)
                                                              ---------   --------
Program rights, net.........................................  $ 130,016   $214,331
                                                              =========   ========

     Program rights amortization expense aggregated $91.8 million and $31.4 million for the years ended December 31, 1999 and 1998, respectively. During 1999, the Company wrote down to net realizable value certain of its program rights by a total of approximately $70.5 million.

                       PAXSON COMMUNICATIONS CORPORATION

     As of December 31, 1999, the Company's programming contracts require collective payments by the Company of approximately $295.1 million as follows (in thousands):

                                                                       PROGRAM
                                                  OBLIGATIONS FOR      RIGHTS
                                                   PROGRAM RIGHTS    COMMITMENTS    TOTAL
                                                  ----------------   -----------   --------
2000............................................      $ 82,907        $ 15,210     $ 98,117
2001............................................        63,648          16,862       80,510
2002............................................        43,768          20,142       63,910
2003............................................         4,737          24,249       28,986
2004............................................            --          15,627       15,627
2005............................................            --           7,920        7,920
                                                      --------        --------     --------
                                                      $195,060        $100,010     $295,070
                                                      ========        ========     ========

     The Company has also committed to purchase at similar terms additional future episodes of these programs should they be made available.

12. OBLIGATIONS FOR CABLE DISTRIBUTION RIGHTS:

     As of December 31, 1999, obligations for cable distribution rights require collective payments by the Company of approximately $23.8 million as follows (in thousands):

2000........................................................  $14,712
2001........................................................    6,403
2002........................................................    2,120
2003........................................................      180
2004........................................................      180
Thereafter..................................................      180
                                                              -------
                                                               23,775
Less: Amount representing interest..........................   (2,391)
                                                              -------
Present value of obligations for cable distribution
  rights....................................................  $21,384
                                                              =======

                       PAXSON COMMUNICATIONS CORPORATION

13. LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                                1999       1998
                                                              --------   --------
Senior Credit Facility, maturing June 30, 2002, interest at
  LIBOR plus 2.75% or base rate plus 1.75%, at the Company's option (9.2288% at December 31, 1999), quarterly principal
  payments commencing December 2000.........................  $122,000   $122,000
Equipment facility, maturing October 1, 2003, interest at
  the Index Rate, as defined, plus 2.0% per annum, LIBOR
  plus 3.0% per annum or the commercial paper rate plus 3.0%
  per annum, at the Company's option (8.55% at December 31,
  1999), quarterly principal payments commencing July 2000,
  secured by purchased assets...............................    36,003     21,411
Other.......................................................     1,724      2,282
                                                              --------   --------
                                                               159,727    145,693
Less current portion........................................   (18,698)      (529)
                                                              --------   --------
                                                              $141,029   $145,164
                                                              ========   ========

     In May 1998, the Company and its lenders modified certain terms of its Senior Credit Facility to reduce the aggregate facility amount to $122 million and the margin to 1.75% over base rate, or 2.75% over LIBOR. Further, the Company's obligation to maintain certain financial ratios required under the Senior Credit Facility was deferred until March 31, 2000.

     In conjunction with the May 1998 amendment of the Company's Senior Credit Facility, the Company placed approximately $22.4 million in an interest bearing escrow account to prefund approximately eighteen months of interest under this facility. These funds are used to make quarterly interest payments due under the facility. As of December 31, 1999, approximately $8.2 million remains in escrow.

     In March 2000 the Company and its Lenders reached an agreement to amend its Senior Credit Facility to extend the commencement of its quarterly covenant ratio test dates to March 31, 2001 with additional extensions through December 31, 2001 under certain conditions. In exchange for this extension, the Company agreed to increase the borrowing rates to 2.00% over base rate or 3.00% over LIBOR and maintain one year of interest in escrow. Additionally, the Company will place its December 31, 2000 principal payment in an escrow account on September 30, 2000, and place its March 31, 2001 principal payment in an escrow account on December 31, 2000.

     In August 1998, the Company entered into a $50 million equipment credit facility (the "Equipment Facility"). Interest on outstanding borrowings is payable monthly in arrears. Under the Equipment Facility, the Company pays a commitment fee of 0.5% on the unused portion of the credit line. Subsequent to December 31, 1999, the Company has borrowed an additional $623,000 under the Equipment Facility.

     In March 2000, the Company and its lender amended the Equipment Facility to increase the maximum borrowings available thereunder to $65 million and extend the drawdown period through December 31, 2000. In addition, initial scheduled principal payments have been extended to commence on April 1, 2001. In exchange for these amendments, each of the borrowing rates under the Equipment Facility has been increased by 0.25%.

     Under the amended Senior Credit Facility and the amended Equipment Facility, the Company is required to maintain certain financial ratios commencing March 31, 2001. In addition, these credit facilities contain a number of covenants that restrict, among other things, the Company's ability to incur additional

                       PAXSON COMMUNICATIONS CORPORATION
indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate certain asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company.

     As discussed in Note 3, the Company advanced approximately $106 million to DP Media, pursuant to a secured loan agreement, which was used to repay DP Media's outstanding indebtedness to third party lenders. The Company believes that such repayment of DP Media's debt, together with the agreement to acquire DP Media's television station assets, resolves certain potential covenant compliance matters created by the inclusion of the liabilities of DP Media in the consolidated financial statements of the Company.

     Aggregate maturities of long-term debt at December 31, 1999 are as follows (in thousands):

        2000........................................................  $ 18,698
        2001........................................................    64,160
        2002........................................................    64,186
        2003........................................................    12,180
        2004........................................................        57
        Thereafter..................................................       446
                                                                      --------
                                                                      $159,727
                                                                      ========

14. SENIOR SUBORDINATED NOTES:

     On September 28, 1995, the Company issued $230 million of senior subordinated notes (the "Notes") at a discount, netting proceeds of approximately $227.3 million to the Company. At December 31, 1999, the unamortized discount was approximately $1.3 million ($1.7 million in 1998). Interest on the Notes accrues at 11.625% to yield an effective rate per annum of 11.875%. Interest payments are payable semiannually on each April 1 and October
1. The principal balance is due at maturity on October 1, 2002.

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

     The Notes are redeemable at the option of the Company on October 1, 2000 and 2001 at a redemption price of 102% and 100%, respectively, of the outstanding principal amount, plus accrued interest.

15. INCOME TAXES:

     Income tax benefit (expense) included in the consolidated statements of operations follows (in thousands):

                                                           1999      1998       1997
                                                          -------   -------   ---------
Continuing operations...................................  $57,257   $37,389   $  21,879
Discontinued operations.................................       --        --       1,337
From disposal of discontinued operations................       --    (4,505)   (118,963)
                                                          -------   -------   ---------
                                                          $57,257   $32,884   $ (95,747)
                                                          =======   =======   =========

                       PAXSON COMMUNICATIONS CORPORATION

     The benefit (provision) for federal and state income taxes for the three years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                            1999      1998       1997
                                                           -------   -------   --------
CURRENT
     Federal.............................................  $   975   $    --   $     --
     State...............................................   (1,827)   (4,754)        --
                                                           -------   -------   --------
                                                           $  (852)  $(4,754)  $     --
                                                           =======   =======   ========
DEFERRED
     Federal.............................................  $51,293   $33,676   $(85,669)
     State...............................................    6,816     3,962    (10,078)
                                                           -------   -------   --------
                                                           $58,109   $37,638   $(95,747)
                                                           =======   =======   ========

     Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

                                                                1999        1998
                                                              ---------   ---------
Deferred tax assets:
     Net operating loss carryforwards.......................  $ 125,699   $  56,033
     Programming rights.....................................     18,667
     Deferred compensation..................................     13,199      10,645
     Other..................................................      3,637       4,241
                                                              ---------   ---------
                                                                161,202      70,919
     Deferred tax asset valuation allowance.................    (27,429)     (3,071)
                                                              ---------   ---------
                                                                133,773      67,848
Deferred tax liabilities:
     Basis difference on fixed and intangible assets........   (133,773)   (125,957)
                                                              ---------   ---------
          Net deferred tax liabilities......................  $      --   $ (58,109)
                                                              =========   =========

     The reconciliation of income tax benefit attributable to continuing operations, computed at the U.S. federal statutory tax rate, to the provision for income taxes is as follows (in thousands):

                                                           1999       1998       1997
                                                         --------   --------   --------
  Tax benefit at U.S. federal statutory tax rate.......  $(76,170)  $(43,132)  $(19,850)
  State income tax benefit, net of federal tax.........    (6,426)      (320)    (2,335)
  Non deductible items.................................     1,198      2,364        306
  Valuation allowance..................................    24,358         --         --
  Other................................................      (217)     3,699         --
                                                         --------   --------   --------
  Benefit for income taxes.............................  $(57,257)  $(37,389)  $(21,879)
                                                         ========   ========   ========

     During the year ended December 31, 1999, the Company recognized a deferred tax benefit to the extent that the Company had offsetting deferred tax liabilities. The Company has recorded a valuation allowance for its net deferred tax assets at December 31, 1999, as it believes it is more likely than not that it will be unable to utilize its deferred tax assets.

     The tax deferral of the gain upon the sale of Paxson Radio could be contested by the Internal Revenue Service ("IRS"). Based on the advise of counsel, management believes that, in the event of a challenge by the IRS of these tax positions, it is more likely than not that the Company would prevail. Should the IRS successfully challenge the Company on these matters, the Company believes its NOLs are sufficient to offset any potential current tax liabilities.

                       PAXSON COMMUNICATIONS CORPORATION

     The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $330.7 million at December 31, 1999 expiring through 2019. A portion of the net operating losses, amounting to approximately $7.9 million, are limited to annual utilization as a result of a change in ownership occurring when the Company acquired the subsidiary. The Company has recorded a valuation allowance in connection with the deferred tax asset relating to the net operating losses subject to limitation. Additionally, further limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

16. EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS:

SAVINGS AND PROFIT SHARING PLAN

     The Company has retirement savings and cafeteria plans pursuant to Sections 401(k) and 125 of the Internal Revenue Code which cover substantially all of the Company's employees. Employer contributions to the retirement savings plan are discretionary. For the plan years ended December 31, 1999, 1998 and 1997, the Company made retirement savings contributions of approximately $0, $100,000 and $68,000, respectively. Under the cafeteria plan, employees may elect to participate in health, dental, life and disability insurance benefit plans funded through employee payroll deductions.

DEFERRED COMPENSATION PLAN

     During 1996, the Company established a supplemental deferred compensation plan for certain key executives. Under this program, participants may defer certain amounts of their base compensation and receive a corresponding match by the Company. Participants vest 100% in the company match after five years of service. Upon retirement, participants shall be eligible to receive from the Company certain amounts based on the initial deferral and the Company match. Certain amounts are also due if a participant terminates employment (other than by his voluntary action or discharge for cause) before attaining retirement age. The participants in this plan are general creditors of the Company with respect to the benefits under the plan. The expense associated with this program was approximately $171,000, $140,000 and $131,000 for 1999, 1998 and 1997,
respectively. The cash surrender value of the insurance policies and the total liability under this program at December 31, 1999 is approximately $510,000 and $668,000, respectively.

LIFE INSURANCE

     The Company maintains a life insurance agreement for the benefit of Mr. Paxson and his spouse (the "Insureds") whereby the Company contributes to the payment of premiums on the policy. Upon the death of the survivor of the Insureds, the Company will be repaid its premium advance. The policy owner will retain all remaining proceeds. Premiums paid with respect to this policy were approximately $176,000 in 1999, 1998 and 1997.

STOCK INCENTIVE PLANS

     The Company has established various stock incentive plans to provide incentives to officers, employees and others who perform services for the Company through awards of options and shares of restricted stock. Awards granted under the plans are at the discretion of the Company's Compensation Committee and may be in the form of either incentive or nonqualified stock options or awards of restricted stock. Options granted under the plans generally vest over a five year period and expire ten years after the date of grant. At December 31, 1999, 424,936 shares of Class A common stock were available for additional awards under the plans.

                       PAXSON COMMUNICATIONS CORPORATION

     In addition to the options granted under its stock inventive plans, the Company has granted nonqualified options to purchase 3,100,000 shares of Class A common stock to members of senior management and others. See Employment Agreements below.

     When options are granted to employees, a non-cash charge representing the difference between the exercise price and the fair market value of the common stock underlying the vested options on the date of grant is recorded as stock-based compensation expense with the balance deferred and amortized over the remaining vesting period. For the years ended December 31, 1999, 1998 and 1997, the Company recognized approximately $19.6 million, $9.8 million and $6.5 million, respectively, of stock-based compensation expense and expects to recognize an additional expense of approximately $20.0 million over the next five years as such outstanding options vest. These amounts include stock options granted pursuant to the Company's stock incentive plans and other stock options the Company has granted. In 1997 and 1996, the Company classified $3.1 million and $943,000, respectively, of stock-based compensation within discontinued operations.

     During 1999 the Company modified the terms of certain stock options in connection with the termination of employment of the holders. Included in stock-based compensation expense is $2.1 million reflecting the additional intrinsic value of those awards at the date of modification.

     In October 1999, the Company amended the terms of substantially all of its outstanding employee stock options to provide for certain accelerated vesting of the options in the event of termination of employment with the Company as a result of the consolidation of Company operations or functions with those of NBC or within six months preceding or three years following a change in control of the Company. Were such events to occur, the Company could be required to recognize stock-based compensation expense at earlier dates or in greater amounts than currently expected.

     A summary of the Company's 1994, 1996 and 1998 stock option plans as of December 31, 1999 and 1998 and changes during the three years ending December 31, 1999 is presented below:

                                             1999                    1998                   1997
                                     ---------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                     NUMBER OF    EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                      OPTIONS      PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                     ----------   --------   ---------   --------   ---------   --------
  Outstanding, beginning of year...   9,341,662    $5.86     3,605,461    $3.28     3,590,693    $3.41
  Granted..........................   2,364,000     7.25     6,279,500     7.23       348,018     2.07
  Forfeited........................  (1,612,500)    7.21      (228,000)    6.36       (65,800)    3.42
  Exercised........................  (1,202,101)    3.46      (315,299)    3.22      (267,450)    3.42
                                     ----------    -----     ---------    -----     ---------    -----
  Outstanding, end of year.........   8,891,061    $6.31     9,341,662    $5.86     3,605,461    $3.28
                                     ==========    =====     =========    =====     =========    =====
  Weighted average fair value of
     options granted during the
     year..........................                $6.90                  $9.14                  $8.39
                                                   =====                  =====                  =====

     The majority of the Company's option grants have been at exercise prices of $7.25 and $3.42, prices which have historically been below the fair market value of the underlying common stock at the date of grant.

                       PAXSON COMMUNICATIONS CORPORATION

     The following table summarizes information about employee and director stock options outstanding and exercisable under the Company's stock incentive plans at December 31, 1999:

                                                                      WEIGHTED
                                                        NUMBER         AVERAGE         NUMBER
                                                    OUTSTANDING AT    REMAINING    EXERCISABLE AT
                                                     DECEMBER 31,    CONTRACTUAL    DECEMBER 31,
                 EXERCISE PRICES                         1999           LIFE            1999
                 ---------------                    --------------   -----------   --------------
  $0.01...........................................      840,000           8                 --
  $1.00...........................................      360,000           8            360,000
  $3.42...........................................    2,184,561           5          2,033,461
  $7.25...........................................    5,506,500           9          1,288,925
                                                      ---------                      ---------
                                                      8,891,061                      3,682,386
                                                      =========                      =========

FAIR VALUE DISCLOSURES

     Had compensation expense for the Company's stock option grants (including options granted outside of the Company's stock incentive plans) been determined using the fair value method the Company's net income (loss) and net income
(loss) per share would have been as follows (in thousands except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1999        1998        1997
                                                       ---------   ---------   --------
Net (loss) income:
  As reported........................................  $(314,579)  $(137,955)  $188,413
  Pro forma..........................................   (319,919)   (144,743)   187,298
Basic and diluted net (loss) income per share:
  Net (loss) income per share
     As reported.....................................  $   (5.10)  $   (2.29)  $   3.50
     Pro forma.......................................      (5.18)      (2.40)      3.48

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility range of 50% to 73%, and risk free interest rates of 4.98% to 6.9% and weighted average expected option terms of .5 to 7.5 years.

EMPLOYMENT AGREEMENTS

     Mr. Paxson entered into a new employment agreement with the Company effective October 1999 for a three year term. The agreement provides that Mr. Paxson's base salary will be $600,000 increasing 10% annually. In addition to his base salary, Mr. Paxson may receive an annual bonus at the discretion of, and in an amount set by, the Compensation Committee of the Board of Directors.

     Mr. Paxson also received options to purchase 1,000,000 shares of Class A common stock, which vest at a rate of 333,333 shares per year (333,334 on the third year) and expire in ten years. The exercise price for options vesting on the first anniversary is $10. The exercise price for options vesting on subsequent anniversaries will be the lower of a range between $14 and $18, or the fair market value of the common stock on the prior anniversary date. The Company recognized stock-based compensation expense related to this new grant of approximately $135,000 for the year ended December 31, 1999.

     Mr. Sagansky, the Company's Chief Executive Officer, entered into a new employment agreement effective September 1999 for a term of four years. The agreement provides that Mr. Sagansky's base salary will be $600,000 increasing 10% annually. In addition to his base salary, Mr. Sagansky may receive an annual bonus at the discretion of, and in an amount set by, the Compensation Committee of the Board of Directors.

                       PAXSON COMMUNICATIONS CORPORATION

     In conjunction with the new employment agreement, the Compensation Committee of the Board of Directors reduced the per share exercise price of the CEO's existing 840,000 unvested stock options to $.01 and 360,000 vested stock options to $1.00. The Company recognized stock based compensation of approximately $8.2 million for the year ended December 31, 1999 related to these options. In conjunction with the option repricing, the CEO's rights under his prior employment agreement to receive royalties on all original PAX TV television programming were cancelled.

     The CEO also received options to purchase an additional 2,000,000 shares of Class A common stock, which vest at the rate of 500,000 shares per year and expire in ten years. The exercise price for options vesting on the first anniversary is $10. The exercise price for options vesting on subsequent anniversaries will be the lower of a range between $14 and $21, or the fair market value of the common stock on the prior anniversary date. The Company recognized stock-based compensation expense related to this new grant of approximately $738,000 for the year ended December 31, 1999.

     The options granted outside of the Company's stock incentive plans have a weighted average remaining contractual life of 10 years. None of these options are exercisable at December 31, 1999. The options granted to Mr. Paxson and Mr. Sagansky which vest subsequent to the first year are being accounted for as variable plans. Accordingly, although the Company records a periodic estimate of the stock-based compensation expense under these variable plans, the ultimate compensation expense for such options will not be determined until their vesting dates.

NOTES RECEIVABLE FROM THE SALE OF STOCK

     During December 1996, the Company approved a program under which it extended loans to certain members of management for the purchase of Company common stock in the open market by those individuals. The loans are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by the shares of stock purchased with the loan proceeds. The Company extended the maturity of all outstanding loans under this program until March 31, 2001. During the year ended December 31, 1999, approximately $1.5 million of principal and interest was repaid to the Company under this program. The outstanding principal balance on such loans was approximately $1.3 million and $2.8 million at December 31, 1999 and 1998, respectively, and is reflected as stock subscription notes receivable in the accompanying balance sheets.

                       PAXSON COMMUNICATIONS CORPORATION

17. REDEEMABLE PREFERRED STOCK:

     The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the three years ended December 31, 1999 (in thousands):

                                                            JUNIOR
                                                         EXCHANGEABLE                  CONVERTIBLE
                              JUNIOR     EXCHANGEABLE     PREFERRED     CONVERTIBLE    EXCHANGEABLE
                             PREFERRED     PREFERRED        STOCK        PREFERRED      PREFERRED
                             STOCK 12%   STOCK 12 1/2%     13 3/4%      STOCK 9 3/4%     STOCK 8%      TOTAL
                             ---------   -------------   ------------   ------------   ------------   --------
Balance at December 31,
  1996.....................   $36,781      $147,929                                                   $184,710
Accretion..................       666           668                                                      1,334
Accrual of cumulative
  dividends................     5,165        19,778                                                     24,943
                              -------      --------        --------       -------        --------     --------
Balance at December 31,
  1997.....................    42,612       168,375                                                    210,987
Issuances..................        --            --        $190,000       $70,747                      260,747
Accretion..................       681           670             646           271                        2,268
Accrual of cumulative
  dividends................     5,803        22,472          14,986         4,138                       47,399
                              -------      --------        --------       -------        --------     --------
Balance at December 31,
  1998.....................    49,096       191,517         205,632        75,156                      521,401
Issuances..................        --            --              --            --        $339,837      339,837
Accretion..................       697           673           1,164           486           6,715        9,735
Accrual of cumulative
  dividends................     6,519        25,371          29,430         8,002           9,683       79,005
Cash dividends.............      (171)           --              --            --              --         (171)
                              -------      --------        --------       -------        --------     --------
Balance at December 31,
  1999.....................   $56,141      $217,561        $236,226       $83,644        $356,235     $949,807
                              =======      ========        ========       =======        ========     ========

CONVERTIBLE EXCHANGEABLE PREFERRED STOCK 8%

     Pursuant to the Investment Agreement, NBC acquired $415 million aggregate liquidation preference of a new series of the Company's convertible exchangeable preferred stock which accrues cumulative dividends from the Issue Date at an annual rate of 8% and is convertible (subject to adjustment under the terms of the Certificate of Designation relating to the Series B Convertible Preferred Stock) into 31,896,032 shares of the Company's Class A Common Stock at an initial conversion price of $13.01 per share, which increases at a rate equal to the dividend rate.

     The Series B Convertible Preferred Stock is mandatorily redeemable in September 2002 or annually thereafter through September 2009. The Series B Convertible Preferred Stock also has redemption rights prior to September 2002 under certain circumstances related to the attribution to NBC of its investment in the Company under rules established by the FCC. The Company's mandatory redemption obligations in respect of the Series B Convertible Preferred Stock is subject to the Company's compliance with the terms under its existing debt and preferred stock agreements as well as the existence of funds on hand to consummate such redemption.

     The Series B Convertible Preferred Stock is exchangeable, at the option of the holder, subject to the Company's debt and preferred stock covenants limiting additional indebtedness but in any event not later than January 1, 2007, into convertible debentures of the Company ranking on a parity with the Company's other subordinated indebtedness. Should NBC determine that the rules and regulations of the FCC prohibit it from

                       PAXSON COMMUNICATIONS CORPORATION
holding shares of Class A Common Stock, NBC may convert the Series B Convertible Preferred Stock held by it into an equal number of shares of non-voting common stock of the Company, which non-voting common stock shall be immediately convertible into Class A Common Stock upon transfer by NBC.

     Convertible exchangeable preferred stock dividends in arrears aggregated approximately $9.7 million at December 31, 1999.

JUNIOR PREFERRED STOCK 12%

     At December 31, 1999 and 1998, the Company had 33,000 shares of $0.001 par value Junior Preferred Stock authorized, issued and outstanding. Holders of the Junior Preferred Stock are entitled to cumulative dividends at an annual rate of 12% prior to December 22, 2001, 13% from December 23, 2001 to December 22, 2002, and 14% per annum thereafter. Semi-annual dividend payments commenced December 31, 1999.

     The Junior Preferred Stock is currently redeemable, at the option of the Company, at par plus unpaid, deferred, and accrued dividends. The shares are subject to mandatory redemption on December 22, 2003. During 1999, the Company paid dividends of approximately $171,000.

     Junior Preferred Stock dividends in arrears aggregated approximately $26.1 million and $19.8 million at December 31, 1999 and 1998, respectively.

CUMULATIVE EXCHANGEABLE PREFERRED STOCK 12 1/2%

     At December 31, 1999, the Company has authorized 440,000 shares of $0.001 par value Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of which 217,649 and 192,797 were issued and outstanding as of December 31, 1999 and 1998, respectively. Holders of Exchangeable Preferred Stock are entitled to cumulative dividends at an annual rate of 12.5% of the liquidation preference, payable semi-annually in cash or additional shares beginning April 30, 1997.

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

TWELVE MONTH PERIOD
BEGINNING OCTOBER 31,
---------------------
       2001.................................................  106.250%
       2002.................................................  104.167%
       2003.................................................  102.083%
       2004 and thereafter..................................  100.000%

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

                       PAXSON COMMUNICATIONS CORPORATION

     During 1999, 1998 and 1997, the Company paid dividends of approximately $24.9 million, $22.0 million and $20.8 million, respectively, by the issuance of additional shares of Exchangeable Preferred Stock. Accrued Exchangeable Preferred Stock dividends since the last dividend payment date aggregated approximately $4.5 million and $4.0 million at December 31, 1999 and 1998, respectively.

JUNIOR EXCHANGEABLE PREFERRED STOCK 13 1/4%

     During 1998, the Company issued 20,000 shares of Cumulative Junior Exchangeable Preferred Stock (the "Junior Preferred Stock") with an aggregate $200 million liquidation preference for gross proceeds of an equivalent amount. At December 31, 1999 and 1998, the Company has authorized 72,000 shares of $0.001 par value Junior Preferred Stock of which 24,043 and 21,170 were issued and outstanding, respectively. Holders of the Junior Preferred Stock are entitled to cumulative dividends at an annual rate of 13 1/4%, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Preferred Stock, the dividend rate will increase by 1% per annum for such dividend payment period.

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

TWELVE MONTH PERIOD
BEGINNING MAY 15,
-------------------
     2003...................................................  106.625%
     2004...................................................  103.313%
     2005 and thereafter....................................  100.000%

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

     During 1999 and 1998, the Company paid dividends of approximately $28.9 million and $11.5 million, respectively, by the issuance of additional shares of Junior Preferred Stock. Accrued Junior Preferred Stock dividends since the last dividend payment date aggregated approximately $4.0 million and $3.5 million at December 31, 1999 and 1998, respectively.

CONVERTIBLE PREFERRED STOCK 9 3/4%

     During 1998, the Company issued 7,500 shares of Series A Convertible Preferred Stock ("Convertible Preferred Stock") with an aggregate liquidation preference of $75 million, and warrants to purchase 240,000 shares of Class A common stock. At December 31, 1999 and 1998, the Company had authorized 17,500 shares of $0.001 par value Convertible Preferred Stock of which 8,714 and 7,913 were issued and outstanding, respectively. Of the gross proceeds of $75 million, approximately $960,000 was allocated to the value of the warrants, which are exercisable at a price of $16 per share through June 2003. Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 9 3/4%, payable quarterly beginning September 30, 1998 and accumulating from the issue date. The Company may pay dividends either

                       PAXSON COMMUNICATIONS CORPORATION
in cash, in additional shares of Convertible Preferred Stock, or (subject to an increased dividend rate) by the issuance of shares of Class A common stock equal in value to the amount of such dividends.

     During 1999 and 1998, the Company paid dividends of approximately $8.0 million and $4.1 million, respectively, by the issuance of additional shares of Convertible Preferred Stock. At December 31, 1999 and 1998, there were no accrued and unpaid dividends on the Convertible Preferred Stock.

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

TWELVE MONTH PERIOD
BEGINNING JUNE 30,
-------------------
     2003...................................................  104.00%
     2004...................................................  102.00%
     2005 and thereafter....................................  100.00%

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

     Each share of Convertible Preferred Stock is convertible into shares of Class A common stock at an initial conversion price of $16 per share, at any time on or after June 30, 1999, or immediately in the event of a change in control or major asset sale or at any time after the date as of which the average of the common stock trading price for five consecutive trading days equals or exceeds $25.00. If the Convertible Preferred Stock is called for redemption, the conversion right will terminate at the close of business on the date fixed for redemption.

     Holders of the Convertible Preferred Stock will have voting rights on all matters submitted for a vote to the Company's common stockholders and will be entitled to one vote for each share of Class A common stock into which their Convertible Preferred Stock is convertible.

                       PAXSON COMMUNICATIONS CORPORATION

REDEMPTION FEATURES OF PREFERRED STOCK

     The following table presents the redemption value of the five classes of preferred stock outstanding at December 31, 1999 should the Company elect to redeem the preferred stock in the indicated year, assuming no dividends are paid prior to redemption, unless required (in thousands):

                                                                       JUNIOR        CONVERTIBLE   CONVERTIBLE
                                   JUNIOR        EXCHANGEABLE       EXCHANGEABLE      PREFERRED    EXCHANGEABLE
                                 PREFERRED        PREFERRED          PREFERRED          STOCK       PREFERRED
                                STOCK 12%(1)   STOCK 12 1/2%(2)   STOCK 13 1/4%(3)    9 3/4%(4)    STOCK 8%(5)
                                ------------   ----------------   ----------------   -----------   ------------
2000..........................    $59,102          $     --           $     --        $     --       $     --
2001..........................     59,102           300,495                 --              --             --
2002..........................     59,102           332,708                 --              --             --
2003..........................     59,102           326,182            407,905         133,228             --
2004..........................         --           319,659            395,340         143,880        582,383

---------------

(1) Mandatorily redeemable on December 22, 2003; redeemable by the Company prior to that date.
(2) Mandatorily redeemable on October 31, 2006; redeemable by the Company on or after October 31, 2001. See previous discussion for earlier redemption features on up to 35% of the shares.
(3) Mandatorily redeemable on November 15, 2006; redeemable by the Company on or after May 15, 2003.
(4) Mandatorily redeemable on December 31, 2006; redeemable by the Company on or after June 30, 2003.
(5) Mandatorily redeemable in September 2002 and annually thereafter through September 2009, and prior to such dates under certain circumstances related to the attribution of NBC's investment in the Company under rules established by the FCC. The Company has the right to redeem the Series B Convertible Preferred Stock in whole or in part commencing in September 2004 at the redemption value of such shares plus accrued and unpaid dividends.

COVENANTS UNDER PREFERRED STOCK AGREEMENTS

     The preferred stock contains certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets.

18. COMMON STOCK WARRANTS:

CLASS A AND B COMMON STOCK WARRANTS

     In connection with the NBC transaction as discussed elsewhere herein, NBC also acquired a warrant to purchase up to 13,065,507 shares of Class A Common stock at an exercise price of $12.60 per share ("Warrant A") and a warrant to purchase up to 18,966,620 shares of Class A Common Stock ("Warrant B") at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price) subject to a minimum exercise price during the first three years after the Issue Date of $22.50 per share. The Warrants are exercisable for ten years from the Issue Date, subject to certain conditions and limitations.

     In connection with the Series A Convertible Preferred Stock sale in June 1998, the Company issued warrants to purchase 240,000 shares of Class A common stock at an exercise price of $16. The warrants were valued at $960,000.

     In June 1998, the Company issued to an affiliate of a newly appointed member of its Board of Directors five year warrants entitling the holder to purchase 155,500 shares of Class A common stock at an exercise

                       PAXSON COMMUNICATIONS CORPORATION
price of $16.00 per share. The Company recorded $622,000 of stock-based compensation expense in connection with this issuance. See Note 5.

CLASS C COMMON STOCK WARRANTS

     During 1996 and 1997, subsequent to a modification of their original terms, 4,853,628 Class C common stock purchase warrants were exercised for 4,853,220 shares of Class A common stock.

19. COMMON STOCK:

     The Company has authorized 12,500,000 shares of Class C common stock with a par value of $0.001 per share. No shares of the Company's Class C common stock were issued or outstanding at December 31, 1999, 1998 or 1997.

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

20. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

     Cash and cash equivalents, short-term investments, restricted cash and short-term investments, accounts receivable, accounts payable and accrued expenses. The fair values approximate the carrying values due to their short term nature.

     Investments in broadcast properties. The fair value of investments in broadcast properties is estimated based on recent market sale prices for comparable stations and/or markets. The fair value approximates the carrying value.

     Long-term debt and senior subordinated notes. The fair value of the Company's long-term debt is estimated based on current market rates and instruments with the same risk and maturities. The fair value of the Company's long-term debt approximates its carrying value. The fair market value of the Company's senior subordinated notes is estimated based on year end quoted market prices for such securities. At December 31, 1999, the estimated fair market value of the Company's senior subordinated notes was approximately $239.2 million.

                       PAXSON COMMUNICATIONS CORPORATION

     Mandatorily redeemable securities. The fair market value of the Company's mandatorily redeemable preferred stock (excluding accrued dividends) is estimated based on quoted market prices except for the Junior Preferred Stock 12% and the Convertible Exchangeable Preferred Stock 8% which are estimated at the Company's carrying value as no quoted market prices are available for these securities. The estimated fair market value of the Company's mandatorily redeemable preferred stock is as follows (in thousands):

Junior Preferred 12%........................................  $   56,141
Exchangeable Preferred 12 1/2%..............................     222,003
Junior Exchangeable Preferred 13 1/4%.......................     245,840
Convertible Preferred 9 3/4%................................      93,022
Convertible Exchangeable Preferred 8%.......................     356,235
                                                              ----------
                                                              $  973,241
                                                              ==========

21. COMMITMENTS AND CONTINGENCIES:

     The Company incurred total operating expenses of approximately $15.2 million, $10.8 million and $4.7 million for the years ended December 31, 1999, 1998 and 1997, respectively, under operating leases for broadcasting facilities and equipment. Future minimum annual payments under these non-cancelable operating leases and employment agreements, as of December 31, 1999, are as follows (in thousands):

2000........................................................  $15,586
2001........................................................   12,235
2002........................................................   11,947
2003........................................................   10,439
2004........................................................    6,416
Thereafter..................................................   28,171
                                                              -------
                                                              $84,794
                                                              =======

     At December 31, 1999, the Company had entered into certain affiliation and time brokerage agreements which required certain minimum payments as follows (in thousands):

2000........................................................  $3,926
2001........................................................   3,128
2002........................................................     240
2003........................................................     240
2004........................................................     240
                                                              ------
                                                              $7,774
                                                              ======

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

                                                                                 PURCHASE PRICE
STATION                                     MARKET SERVED                        (IN THOUSANDS)
-------                                     -------------                        --------------
WBPX......................................  Boston, MA(1)                           $ 40,000
WPXX/WPXL.................................  Memphis, TN/New Orleans, LA(2)            40,000
KSPX......................................  Sacramento, CA(3)                         17,000
WCPX......................................  Chicago, IL(4)                            15,000
KPPX......................................  Phoenix, AZ(5)                            12,111
WAOM......................................  Lexington, KY                              8,000
Channel 61................................  Mobile, AL                                 6,750
WBNA......................................  Louisville, KY                             3,000
Channel 22................................  Montgomery, AL                             1,550
WAZW......................................  Wausau, WI                                   888
Less: advances and escrow deposits........                                           (30,603)
                                                                                    --------
Total investment commitments..............                                          $113,696
                                                                                    ========

     In addition to the above amounts the Company has agreed to purchase stations from DP Media (see Note 3).
---------------

(1) Formerly WABU, and includes two full power satellite stations.
(2) The Company has a $4 million escrow deposit on these stations.
(3) The Company has loaned an aggregate of $8.5 million to the station owner and began operating the station pursuant to a time brokerage agreement on October 1, 1996, pending completion of the acquisition of the station. The loan will be applied to the purchase price at the date of closing.
(4) The Company has acquired WCPX for $120 million, the Company's interests in KWOK and up to $15 million of contingent payments to be determined based upon the seller's ability to deliver its programming to the Chicago market via cable carriage post closing. As of December 31, 1999, the Company has funded approximately $5.3 million of this cable carriage commitment. The Company transferred its interest in KWOK during February 1999.
(5) The Company had acquired a 49% interest in this station as of December 31, 1999.

LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

     In October, November and December 1999, complaints were filed in the 15th Judicial Circuit Court in Palm Beach County, Florida, in the Court of Chancery of the State of Delaware and in Superior Court of the State of California against certain of the Company's officers and directors by alleged stockholders of the Company alleging breach of fiduciary duty by the directors in approving the transactions with NBC which occurred in September 1999. The complaints allege that the directors failed to pursue acquisition negotiations with a party other than NBC, which transaction would have provided the Company's stockholders with a substantial premium over the then market price of the Company's common stock and instead completed the

                       PAXSON COMMUNICATIONS CORPORATION

NBC Investment Agreement and related transactions. The Company believes the suits to be wholly without merit and intends to vigorously defend its actions on these matters.

     In May 1998, a complaint was filed against certain of the Company's officers by a shareholder of the Company alleging breach of fiduciary duty by the directors in approving payment of certain bonuses to members of the Company's management in connection with the 1997 sale of the Company's Radio Segment and seeking damages on behalf of the Company. This suit was settled in November 1999 by the payment by the Company of $600,000 for which amount the Company was indemnified by its insurers.

OTHER

     See also Notes 3, 11, 12 and 15.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                           FOR THE 1999 QUARTERS ENDED
                                              ------------------------------------------------------
                                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                              ------------------------------------------------------
                                              DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31
                                              -----------   ------------   -----------   -----------
Total revenue...............................  $    80,677   $    58,051    $    57,855   $    51,779
Expenses, excluding depreciation,
  amortization and stock-based
  compensation..............................       81,058        78,522        148,468        70,891
Depreciation and amortization...............       21,016        19,488         18,730        18,626
Stock-based compensation....................        3,101         9,419          2,147         2,147
                                              -----------   -----------    -----------   -----------
Operating loss..............................  $   (24,498)  $   (49,378)   $  (111,490)  $   (39,885)
                                              ===========   ===========    ===========   ===========
Net loss attributable to common stock.......  $   (76,958)  $  (129,759)   $   (82,732)  $   (25,130)
                                              ===========   ===========    ===========   ===========
Basic and diluted earnings per share:
  Loss from continuing operations...........  $     (1.23)  $     (2.10)   $     (1.35)  $     (0.41)
  Net loss..................................  $     (1.23)  $     (2.10)   $     (1.35)  $     (0.41)
Weighted average common shares
  outstanding...............................   62,668,330    61,887,000     61,420,661    60,954,281
                                              ===========   ===========    ===========   ===========
  Stock price(1)
     High...................................  $  13 13/16   $   17 7/16    $    14 1/4   $   10 1/16
     Low....................................  $     9 5/8   $    10 1/2    $     7 7/8   $     7 5/8

---------------

(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.

                       PAXSON COMMUNICATIONS CORPORATION

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                           FOR THE 1998 QUARTERS ENDED
                                              ------------------------------------------------------
                                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                              ------------------------------------------------------
                                              DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31
                                              -----------   ------------   -----------   -----------
Total revenue...............................  $    42,753   $    29,402    $    30,376   $    31,665
Expenses, excluding depreciation,
  amortization and stock-based
  compensation..............................       84,557        63,182         33,888        27,678
Depreciation and amortization...............       21,553        10,098         10,408         7,950
Stock-based compensation....................        2,424         2,902          4,780           307
                                              -----------   -----------    -----------   -----------
Operating loss..............................  $   (65,781)  $   (46,780)   $   (18,700)  $    (4,270)
                                              ===========   ===========    ===========   ===========
Income (loss) from continuing operations....  $   (60,766)  $   (36,571)   $     5,225   $     2,642
Discontinued operations.....................        1,182            --             --            --
                                              -----------   -----------    -----------   -----------
Net income (loss)...........................  $   (59,584)  $   (36,571)   $     5,225   $     2,642
                                              ===========   ===========    ===========   ===========
Net loss attributable to common stock.......  $   (76,383)  $   (53,011)   $    (4,121)  $    (4,440)
                                              ===========   ===========    ===========   ===========
Basic and diluted earnings per share:
  Loss from continuing operations...........  $     (1.28)  $     (0.87)   $     (0.07)  $     (0.07)
  Discontinued operations...................  $      0.02   $        --    $        --   $        --
  Net loss..................................  $     (1.26)  $     (0.87)   $     (0.07)  $     (0.07)
Weighted average common shares
  outstanding...............................   60,844,515    60,740,230     59,921,236    59,588,768
                                              ===========   ===========    ===========   ===========
  Stock price(1)
     High...................................  $     9 1/4   $    12 3/4    $   13 7/16   $   11 3/16
     Low....................................  $     6 1/8   $    9 3/16    $   9 15/16   $    7 9/16

---------------

(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.

                                                                     SCHEDULE II

                       PAXSON COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

              COLUMN A                 COLUMN B          COLUMN C             COLUMN D        COLUMN E
              --------                ----------         --------            ----------      ----------
                                                        ADDITIONS
                                                   --------------------
                                                    CHARGED
                                      BALANCE AT      TO                                     BALANCE AT
                                      BEGINNING    COSTS AND                                   END OF
                                       OF YEAR     EXPENSES     OTHER        DEDUCTIONS         YEAR
                                      ----------   ---------   --------      ----------      ----------
For the year ended December 31, 1999
Allowance for doubtful accounts.....   $ 3,953      $6,164     $    --        $ (5,862)(1)    $ 4,255
                                       =======      ======     =======        ========        =======
Deferred tax assets valuation
  allowance.........................   $ 3,071      $   --     $24,358(2)     $     --        $27,429
                                       =======      ======     =======        ========        =======
For the year ended December 31, 1998
Allowance for doubtful accounts.....   $   912      $4,214     $    --        $ (1,173)(1)    $ 3,953
                                       =======      ======     =======        ========        =======
Deferred tax assets valuation
  allowance.........................   $ 3,071      $   --     $    --        $     --        $ 3,071
                                       =======      ======     =======        ========        =======
For the year ended December 31, 1997
Allowance for doubtful accounts.....   $ 1,577      $2,011     $    --        $ (2,676)(3)    $   912
                                       =======      ======     =======        ========        =======
Deferred tax assets valuation
  allowance.........................   $23,615      $   --     $    --        $(20,544)(2)    $ 3,071
                                       =======      ======     =======        ========        =======

---------------

(1) Write off of uncollectible receivables.
(2) Valuation allowance for net deferred tax assets due to uncertainty surrounding the Company's utilization of future tax benefits.
(3) Reflects the impact of the sale of Network-Affiliated Television and Paxson Radio receivables in connection with the sales of these segments during 1997 of approximately $1.5 million as well as the write off of uncollectible receivables of $1.2 million.