Form 10-Q
period 2000-03-31
PAXSON COMMUNICATIONS CORP
filed 2000-05-10
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

YES  [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000


CLASS OF STOCK                                                                           NUMBER OF SHARES
--------------                                                                           ----------------

COMMON STOCK-CLASS A, $0.001 PAR VALUE PER SHARE     ---------------------                  54,804,902

COMMON STOCK-CLASS B, $0.001  PAR VALUE PER SHARE    ----------------------                  8,311,639

                        PAXSON COMMUNICATIONS CORPORATION

                                      INDEX


                                                                           Page
Part I - Financial Information

         Item 1    Financial Statements
                   Consolidated Balance Sheets
                   March 31, 2000 (unaudited) and December 31, 1999           3

                   Consolidated Statements of Operations (unaudited)
                   Three Months Ended March 31, 2000 and 1999                 4

                   Consolidated Statement of Changes in
                   Common Stockholders' Equity
                   Year Ended December 31, 1999 and Three Months
                   Ended March 31, 2000 (unaudited)                           5

                   Consolidated Statements of Cash Flows (unaudited)
                   Three Months Ended March 31, 2000 and 1999              6 -7

                   Notes to Consolidated Financial Statements                 8

         Item 2    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       10

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                           15

         Signatures                                                          16

                        PAXSON COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                            March 31,       December 31,
                                                                                              2000              1999
                                                                                              ----              ----
                                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .......................................................      $   127,003       $   125,189
  Short-term investments ..........................................................          100,007           124,987
  Restricted cash and short-term investments ......................................           16,292             8,158
  Accounts receivable, less allowance for doubtful accounts
     of $4,255 and $4,255, respectively ...........................................           36,513            40,069
  Program rights ..................................................................           78,106            79,686
  Prepaid expenses and other current assets .......................................            3,148             2,777
                                                                                         -----------       -----------
        Total current assets ......................................................          361,069           380,866

Property and equipment, net .......................................................          185,485           189,908
Intangible assets, net ............................................................          903,216           916,145
Program rights, net of current portion ............................................           96,584           130,016
Investments in broadcast properties ...............................................           38,308            40,347
Other assets, net .................................................................           27,810            32,805
                                                                                         -----------       -----------
       Total assets ...............................................................      $ 1,612,472       $ 1,690,087
                                                                                         -----------       -----------


LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ........................................      $    14,569       $    13,875
  Accrued interest ................................................................            2,964             7,862
  Obligations for cable distribution rights .......................................           14,178            14,712
  Obligation for satellite distribution rights ....................................            3,178             2,947
  Obligations for program rights ..................................................           80,836            82,907
  Income taxes payable ............................................................            1,372             2,010
  Current portion of long-term debt ...............................................           31,589            18,698
                                                                                         -----------       -----------
       Total current liabilities ..................................................          148,686           143,011

Obligations for cable distribution rights, net of current portion .................            7,087             6,672
Obligation for satellite distribution rights, net of current portion ..............           11,625            12,000
Obligations for program rights, net of current portion ............................           90,027           112,153
Long-term debt ....................................................................          130,665           141,029
Senior subordinated notes, net ....................................................          228,799           228,694
Mandatorily redeemable preferred stock ............................................          983,389           949,807
Commitments and contingencies .....................................................               --                --

Class A common stock, $0.001 par value; one vote per share; 150,000,000 shares authorized, 54,804,902 and 54,577,784 shares issued and
   outstanding ....................................................................               55                55

Class B common stock, $0.001 par value; ten votes per share; 35,000,000
  shares authorized and 8,311,639 shares issued and outstanding ...................                8                 8
Common stock warrants and call option .............................................           68,384            68,245
Stock subscription notes receivable ...............................................           (1,270)           (1,270)
Additional paid-in capital ........................................................          418,594           417,652
Deferred option plan compensation .................................................          (17,998)          (20,026)
Accumulated deficit ...............................................................         (455,579)         (367,943)
                                                                                         -----------       -----------
       Total liabilities, mandatorily redeemable preferred stock and
         common stockholders' equity ..............................................      $ 1,612,472       $ 1,690,087
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

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                              2000               1999
                                                                                              ----               ----
                                                                                                   (Unaudited)

Advertising revenues ..............................................................      $    78,456       $    51,779

Expenses:
  Operating .......................................................................           36,735            30,465
  Selling, general and administrative .............................................           44,382            36,869
  Time brokerage and affiliation fees .............................................            1,878             3,557
  Stock-based compensation ........................................................            2,167             2,147
  Adjustment of programming to net realizable value ...............................           24,400                --
  Depreciation and amortization ...................................................           21,180            18,626
                                                                                         -----------       -----------
                                                                                             130,742            91,664
                                                                                         -----------       -----------
Operating loss ....................................................................          (52,286)          (39,885)

Other income (expense):
  Interest expense ................................................................          (11,580)          (11,019)
  Interest income .................................................................            3,037             1,134
  Other expenses, net .............................................................           (2,335)             (339)
  Gain on restructuring of program rights obligations .............................            9,910                --
  (Loss) gain on sale of Travel Channel and television stations ...................             (800)           40,792
  Equity in loss of unconsolidated investment .....................................               --            (2,260)
                                                                                         -----------       -----------
Loss before income taxes ..........................................................          (54,054)          (11,577)
Income tax benefit ................................................................               --             3,744
                                                                                         -----------       -----------
Net loss ..........................................................................          (54,054)           (7,833)

Dividends and accretion on redeemable preferred stock .............................          (33,582)          (17,297)
                                                                                         -----------       -----------
Net loss attributable to common stock .............................................      $   (87,636)      $   (25,130)
                                                                                         -----------       -----------

Basic and diluted loss per share:
Loss from operations ..............................................................      $     (1.39)      $     (0.41)
                                                                                         -----------       -----------
Net loss ..........................................................................      $     (1.39)      $     (0.41)
                                                                                         -----------       -----------
Weighted average shares outstanding ...............................................       63,043,758        60,954,281
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

                        PAXSON COMMUNICATIONS CORPORATION
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    STOCK
                                              COMMON STOCK      COMMON STOCK     SUBSCRIPTION  ADDITIONAL    DEFERRED
                                              ------------    WARRANTS AND CALL     NOTES       PAID-IN    OPTION PLAN   ACCUMULATED
                                            CLASS A  CLASS B       OPTION         RECEIVABLE    CAPITAL    COMPENSATION    DEFICIT
                                            -------  -------       ------         ----------    -------    ------------    -------
Balance at December 31, 1998................$ 53      $  8       $   1,582       $  (2,813)   $ 318,935    $ (16,728)    $ (53,364)

Stock issued for cable distribution rights..   1                                                  8,478
Stock issued for acquisition................                                                        500

Issuance of common stock warrants and
    Class B common stock call option........                        66,663
Deferred option plan compensation...........                                                     20,112      (20,112)
Repayment of stock subscription receivable..                                         1,543
Stock-based compensation....................                                                                  16,814
Stock options exercised ....................   1                                                  4,160
Beneficial conversion feature on issuance
   of convertible preferred stock...........                                                     65,467                    (65,467)
Dividends on redeemable and convertible
   preferred stock..........................                                                                               (79,005)
Accretion on redeemable preferred stock.....                                                                                (9,735)
Net loss ...................................                                                                              (160,372)
                                            ----      ----       ---------       ---------    ---------    -----------   ---------
Balance at December 31, 1999 ...............  55         8          68,245          (1,270)     417,652        (20,026)   (367,943)
Stock-based compensation ...................                                                                     2,028
Stock options exercised ....................                                                        942
Repricing of common stock warrants..........                           139
Dividends on redeemable and convertible
   preferred stock .........................                                                                               (26,964)
Accretion on redeemable preferred stock ....                                                                                (6,618)
Net loss ...................................  --        --              --              --           --             --     (54,054)
                                            ----      ----       ---------       ---------    ---------    -----------   ---------
Balance at March 31, 2000 (unaudited).......$ 55      $  8       $  68,384       $  (1,270)   $ 418,594    $   (17,998)  $(455,579)
                                            ====      ====       =========       =========    =========    ===========   =========


         The accompanying notes are an integral part of the consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                              2000               1999
                                                                                              ----               ----
                                                                                                    (Unaudited)
Cash flows from operating activities:
  Net loss ........................................................................      $   (54,054)      $    (7,833)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .................................................           21,180            18,626
    Stock-based compensation ......................................................            2,167             2,147
    Program rights amortization ...................................................           27,761            23,136
    Adjustment of programming to net realizable value .............................           24,400                --
    Payments for cable distribution rights ........................................             (534)          (20,352)
    Program rights payments and deposits ..........................................          (27,844)          (18,160)
    Provision for doubtful accounts ...............................................              875               524
    Deferred income tax benefit ...................................................               --            (4,353)
    Loss on sale or disposal of assets ............................................            1,818               148
    Equity in loss of unconsolidated investment ...................................               --             2,260
    Gain on restructuring of program rights obligations ...........................           (9,910)               --
    Loss (gain) on sale of Travel Channel and television stations .................              800           (40,792)
    Changes in assets and liabilities:
      (Increase) decrease in restricted cash and short-term investments ...........           (8,134)            2,256
      Decrease (increase) in accounts receivable ..................................            1,880            (5,376)
      Increase in prepaid expenses and other current assets .......................             (371)             (557)
      Decrease in other assets ....................................................              102             2,242
      Increase (decrease) in accounts payable and accrued liabilities .............              694           (10,655)
      (Decrease) increase in accrued interest .....................................           (4,898)            6,696
      Decrease in current income taxes payable ....................................             (638)             (286)
                                                                                         -----------       -----------
        Net cash used in operating activities .....................................          (24,706)          (50,329)
                                                                                         -----------       -----------
  Cash flows from investing activities:
    Redemption of short-term investments ..........................................           24,980                --
    Acquisitions of broadcasting properties .......................................               --           (17,730)
    Decrease in investments in broadcast properties ...............................            2,038             4,466
    Decrease in deposits on broadcast properties ..................................            1,576             1,942
    Purchases of property and equipment ...........................................           (5,543)           (7,416)
    Proceeds from sales of Travel Channel and television stations .................               --            57,234
                                                                                         -----------       -----------
        Net cash provided by investing activities .................................           23,051            38,496
                                                                                         -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt .......................................            2,670             7,369
   Repayments of long-term debt ...................................................             (143)             (132)
   Proceeds from exercise of common stock options, net ............................              942               230
   Repayments of stock subscription notes receivable ..............................               --               320
                                                                                         -----------       -----------
        Net cash provided by financing activities .................................            3,469             7,787
                                                                                         -----------       -----------

Increase (decrease) in cash and cash equivalents ..................................            1,814            (4,046)
Cash and cash equivalents at beginning of period ..................................          125,189            49,440
                                                                                         -----------       -----------
Cash and cash equivalents at end of period ........................................      $   127,003       $    45,394
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

                        PAXSON COMMUNICATIONS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                               ---------------
                                                                                            2000            1999
                                                                                            ----            ----
                                                                                               (Unaudited)
Supplemental disclosures of cash flow information:
     Cash paid for interest .......................................................      $  15,183       $   2,976
     Cash paid for income taxes ...................................................      $     680       $     896
                                                                                         ---------       ---------
Non-cash operating and financing activities:
       Accretion of discount on senior subordinated notes .........................      $     105       $      94
                                                                                         ---------       ---------
     Dividends accrued on redeemable preferred stock ..............................      $  26,964       $  16,542
                                                                                         ---------       ---------
     Discount accretion on redeemable securities ..................................      $   6,618       $     755
                                                                                         ---------       ---------

     Satellite distribution .......................................................      $      --       $  15,000
                                                                                         ---------       ---------
     Sale of KWOK in exchange for WCPX ............................................      $      --       $  30,000
                                                                                         ---------       ---------

         The accompanying notes are an integral part of the consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the year ended December 31, 1999.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and those of DP Media, Inc., an affiliate with which the Company has entered into a stock purchase agreement. All intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform with the 2000 presentation. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the definitive proxy statement for the annual meeting of stockholders held May 1, 2000, all of which were filed with the United States Securities and Exchange Commission.

2.   Gain on Restructuring of Program Rights Obligations

In March 2000, the Company negotiated the return of programming rights to certain syndicated shows that it had written off during 1999, in exchange for approximately $4.9 million in cash and the forgiveness of the remaining programming rights payments due under the original programming agreement. In connection with the return of the programming rights, the Company recorded a pre-tax gain of approximately $9.9 million. The Company is currently negotiating the return of additional programming rights in exchange for cash and or the forgiveness of all or a portion of any remaining payments due under the original programming agreements.

3.   Adjustment of Programming to Net Realizable Value

In addition to its existing inventory of program rights, the Company continues to develop additional original programming and purchase additional syndicated programs, as well as negotiate with NBC for the acquisition of programming and enter into Joint Services Agreements with NBC and NBC affiliate television station operators whereby the Company expects to obtain rights to additional news or syndicated programming. Further, as indicated in Note 2, the Company is currently negotiating the return of certain of its programming in exchange for cash or the forgiveness of all or a portion of any unpaid program rights obligations. As a result of these factors, during the three months ended March 31, 2000, the Company adjusted its estimates of the anticipated future usage of its existing programming assets and the related advertising revenues to be generated by such programming, and recorded a reduction of approximately $24.4 million to the carrying value of its programming rights.

4.   Per Share Data

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

At March 31, 2000 and 1999, respectively, there were outstanding 11,663,461 and 10,244,152 stock options and 32,427,627 and 395,500 Class A common stock warrants; and at March 31, 2000 and 1999, 37,474,782 and 5,066,250 shares of Class A common stock were reserved for possible future issuance in connection with the Series A and B Convertible Preferred Stock issues outstanding. These securities that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

5.   Redeemable Preferred Stock

The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the three month period ended March 31, 2000.

                                                                    JUNIOR
                                                   EXCHANGEABLE  EXCHANGEABLE  CONVERTIBLE  CONVERTIBLE
                                        JUNIOR      PREFERRED     PREFERRED     PREFERRED   EXCHANGEABLE
                                      PREFERRED       STOCK         STOCK        STOCK      PREFERRED
                                      STOCK 12%      12 1/2%       13 1/4%       9 3/4%      STOCK 8%       TOTAL
                                      ---------      -------       -------       ------      --------       -----

          Balance at December 31,
            1999 ................      $56,141      $217,561      $236,226      $83,644      $356,235      $949,807
          Accretion .............          179           169           293          122         5,855         6,618
          Accrual of cumulative
            Dividends ...........        1,774         6,802         7,964        2,124         8,300        26,964
                                       -------      --------      --------      -------      --------      --------
          Balance at March 31,
            2000 ................      $58,094      $224,532      $244,483      $85,890      $370,390      $983,389
                                       -------      --------      --------      -------      --------      --------

          Shares authorized .....       33,000       440,000        72,000       17,500        41,500
                                       -------      --------      --------      -------      --------
          Shares issued
            and outstanding .....       33,000       217,649        24,043        8,926        41,500
                                       -------      --------      --------      -------      --------

          Dividends in arrears ..      $27,875      $ 11,336      $ 11,947      $    --      $ 17,983
                                       -------      --------      --------      -------      --------

6.     Common Stock

In September 1999, affiliates of NBC acquired $415 million aggregate liquidation preference of the Company's Series B Convertible Preferred Stock, which is convertible into 31,896,032 shares of Class A Common Stock, and warrants to purchase 32,032,127 shares of Class A Common Stock. The Company agreed that, should NBC determine that its affiliates are prevented under the Communications Act of 1934 and the rules of the Federal Communications Commission from holding shares of Class A Common Stock upon conversion of Series B Convertible Preferred Stock or exercise of warrants, the Series B Convertible Preferred Stock held by NBC's affiliate shall be convertible into, and the warrants shall be exercisable for, an equal number of shares of non-voting common stock of the Company. NBC has agreed that the Company's Class C Non-Voting Common Stock is an acceptable alternative should NBC elect to exercise its rights to cause its affiliates to acquire non-voting common stock.

In order to provide sufficient authorized but unissued shares of Class C Non-Voting Common Stock (which is convertible on a share for share basis into Class A Common Stock) for NBC to exercise its rights described above, on May 1, 2000, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of authorized shares of Common Stock from 197,500,000 shares to 327,500,000 shares, the number of authorized shares of Class A Common Stock from 150,000,000 shares to 215,000,000 shares, and the number of authorized shares of Class C Non-Voting Common Stock from 12,500,000 shares to 77,500,000 shares.

7.   (Loss) Gain on Sale of Travel Channel and Television Stations

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

In February 1999, the Company completed its acquisition of WCPX in Chicago by transferring its interest in KWOK in San Francisco as partial consideration for WCPX. In connection with the transfer of ownership of KWOK, the Company recognized a pre-tax gain of approximately $23.8 million in the three months ended March 31, 1999.

8.   Income Taxes

At March 31, 2000, the Company has recorded a valuation allowance for its net deferred tax asset as it believes that it is more likely than not that it will be unable to realize such asset.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Paxson Communications Corporation (the "Company") is a network television broadcasting company whose principal business is the ownership and operation of the largest broadcast television station group in the United States through which it broadcasts PAX TV, the Company's family friendly programming. The Company commenced its television operations in early 1994 in anticipation of deregulation of the broadcast industry. In response to federal regulatory changes increasing limits on broadcast television station ownership and mandating cable carriage of local television stations, the Company has expanded rapidly, through acquisitions and construction of television stations, to establish the largest owned and operated broadcast television station group in the United States. The PAX TV Network reaches US television households through a distribution system comprised of broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index, as of May 1, 2000, the PAX TV Network reached 80% of US primetime television households through broadcast, cable and satellite distribution. Upon completion of pending transactions, the PAX TV Network will include 115 broadcast television stations, consisting of 65 of the 66 stations which are currently owned and operated by the Company, or in which the Company has an economic interest, and 50 non-owned or operated PAX TV affiliates. The stations which the Company will own, operate or have an economic interest in will reach 19 of the top 20 markets and 42 of the top 50 markets. The Company's consolidated operating revenues and expenses include the operating results of stations operated under time brokerage agreements.

In September 1999, the Company entered into a strategic and financial relationship with National Broadcasting Company, Inc. ("NBC"), pursuant to which NBC is expected to play an important role in the Company's future and, subject to various conditions, including approval of the Federal Communications Commission, has the ability to acquire voting and operational control of the Company. The Company and NBC have entered into a number of agreements affecting the Company's business operations, including an agreement under which NBC provides network sales, sales marketing and research services for the Company's PAX TV network, and joint services agreements between the Company's stations serving the Washington, D.C., Providence, Rhode Island, and Miami, Florida markets and the NBC stations serving the same markets, under which the NBC stations sell all non-network advertising of the Company's stations and receive commission compensation for such sales, the Company stations each agree to carry one hour per day of NBC syndicated or news programming, and certain Company station operations are integrated with the corresponding functions of the related NBC station. During the three months ended March 31, 2000, the Company reimbursed NBC approximately $1.3 million for its costs incurred in conjunction with these agreements. The Company and NBC are exploring entering into similar joint services agreements in each of their common markets. The Company has also agreed to rebroadcast certain NBC network programming, including the Twenty One game show.

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

                            Statements of Operations

                                                                   For the Three Months
                                                                      Ended March 31,
                                                                      ---------------
                                                                     2000         1999
                                                                     ----         ----
                  Advertising  revenues .........................    100.0%       100.0%
                                                                     -----        -----

                  Expenses:
                    Operating ...................................     46.8         58.8
                    Selling, general and  administrative ........     56.6         71.2
                    Time brokerage and affiliation fees .........      2.4          6.9
                    Stock-based compensation ....................      2.7          4.1
                    Adjustment of programming to net realizable
                      value .....................................     31.1           --
                    Depreciation and amortization ...............     27.0         36.0
                                                                     -----        -----
                                                                     166.6        177.0
                                                                     -----        -----
                  Operating loss ................................    (66.6)       (77.0)
                  Other income (expense):
                    Interest expense ............................    (14.8)       (21.3)
                    Interest income .............................      3.9          2.2
                    Other expenses, net .........................     (3.0)        (0.7)
                    Gain on restructuring of program rights
                      obligations ...............................     12.6           --

                    (Loss) gain on sale of Travel Channel and
                      television stations........................     (1.0)        78.8
                    Equity in loss of unconsolidated investment..       --         (4.3)
                                                                     -----        -----
                  Loss before income taxes ......................    (68.9)       (22.3)
                  Income tax (provision) benefit ................       --          7.2
                                                                     -----        -----
                  Net loss ......................................    (68.9)       (15.1)
                                                                     =====        =====

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Consolidated revenues for the three months ended March 31, 2000, increased 52% (or $26.7 million) to $78.5 million over the same period in 1999. This increase was primarily due to the Company's network sales agreement with NBC, improved sales management, and greater distribution.

Expenses for the three months ended March 31, 2000, increased 43% (or $39.1 million) to $130.7 million over the same period in 1999. The largest increase in expense relates to the programming rights adjustment to net realizable value of $24.4 million. Other significant expense increases include program rights amortization of $4.6 million, reflecting the increased cost of new programming as well as higher usage of certain shows this year compared to last year; increased selling, general and administrative costs of $7.5 million which primarily reflects increased sales commissions which rise in proportion to revenues; and higher depreciation and amortization of $2.6 million.

Interest expense for the three months ended March 31, 2000, increased 5% to $11.6 million over the same period in 1999 primarily due to a greater level of senior debt and higher rates throughout the period. At March 31, 2000, total long-term debt and senior subordinated notes were $391.1 million compared with the balance of $381.3 million in the prior year.

Interest income for the three months ended March 31, 2000, increased 168% to $3 million over the same period in 1999 primarily due to the investment of the cash proceeds from the September 1999 Series B Convertible Preferred Stock sale to NBC.

Gain on sale of Travel Channel and television stations reflects the Company's sale of its interest in the Travel Channel and the transfer of the Company's interest in KWOK during the first quarter of 1999.

Gain on restructuring of program rights obligations reflects the Company's return of certain programming rights that it had written off during 1999, in exchange for cash of $4.9 million and the cancellation of the remaining payment obligations.

 LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 2000 and December 31, 1999, respectively, was $212.4 million and $237.9 million, and the ratio of current assets to current liabilities was 2.43:1 and 2.66:1. The decrease in working capital is primarily due to the payment of approximately $13.4 million of interest due on the Senior Subordinated Notes in March 2000 and the reclassification to current liabilities of approximately $13.0 million of the Senior Credit Facility.

Cash used in operations of approximately $(24.7) million and $(50.3) million for the three months ended March 31, 2000 and 1999, respectively, primarily reflects the operating costs incurred in connection with the operation of PAX TV and the related cable distribution rights and programming rights payments. Cash provided by investing activities primarily reflects the use of funds from short-term investments, the proceeds from the sale of the Travel Channel and television stations in the prior year, the acquisitions of and investments in broadcast properties during 1999 and purchases of equipment for acquired and existing properties. Cash provided by financing activities primarily reflects the proceeds from long term debt borrowings net of repayments and the exercise of common stock options.

Under the Company's amended and restated $122 million Senior Credit Facility which matures June 2002, the Company had approximately $16.3 million in escrow as of March 31, 2000 to fund future interest payments. In March 2000, the Senior Credit Facility was amended to extend the commencement date of certain financial covenant compliance obligations to March 31, 2001 with additional extensions through December 31, 2001 under certain conditions. In exchange for this extension, the borrowing rates under the Senior Credit Facility have been increased and the Company deposited in an escrow account one year of interest and will deposit in escrow its December 31, 2000 principal payment on September 30, 2000, and its March 31, 2001 principal payment on December 31, 2000. Amounts placed in such escrow account will be applied by the lenders against scheduled interest and principal payments when due.

In August 1998, the Company entered into the $50 million Equipment Facility, which matures the first business day of October 2003. In March 2000, the Equipment Facility was amended to increase the maximum borrowings thereunder to $65 million and extend the draw down period through December 31, 2000. In addition, the commencement date of certain financial covenant compliance obligations and initial scheduled principal payments has been extended to December 31, 2001. In exchange for these amendments, the borrowing rates under the Equipment Facility have been increased. All borrowings under this facility are secured by the equipment purchased with the proceeds drawn. At

March 31, 2000, the Company had borrowings of approximately $38.7 million outstanding under the Equipment Facility. Subsequent to March 31, 2000, the Company has borrowed an additional $848,000. The Company intends to use the Equipment Facility to fund the majority of its capital expenditure needs through December 31, 2000.

The Company has generated operating losses since the launch of PAX TV. The Company has outsourced its network sales operations to NBC and has entered into joint services agreements ("JSAs") in three markets where NBC and PAX TV both have stations and plans to enter into JSAs with NBC and NBC affiliates in additional markets in order to increase revenue and reduce expenses. The Company is unable to predict how quickly these JSAs may be implemented or the timing or magnitude of their effects on the Company's operating results.

The Company's primary capital requirements are for the funds required to complete announced acquisitions of broadcasting properties, capital expenditures on existing and acquired properties, syndicated programming rights payments, cable carriage and promotion payments, debt service payments and the Company's working capital requirements.

As of March 31, 2000, the Company's programming contracts require collective payments by the Company of approximately $256.1 million as follows (in thousands):

                             Obligations     Program
                             For Program      Rights
                               Rights       Commitments      Total
                               ------       -----------      -----
2000 (April - December)      $ 60,612        $ 32,666      $ 93,278
2001 ..................        62,036          19,188        81,224
2002 ..................        43,317          16,167        59,484
2003 ..................         4,898          13,465        18,363
2004 ..................            --           3,747         3,747
                             --------        --------      --------
                             $170,863        $ 85,233      $256,096
                             ========        ========      ========

The Company has also committed to purchase at similar terms additional future series episodes of its licensed programs should they be made available.

As of March 31, 2000, obligations for cable distribution rights require collective payments by the Company of approximately $21.3 million over such periods as follows (in thousands):


2000 (April - December) ..........................         $ 14,178
2001 .............................................            6,403
2002 .............................................            2,120
2003 .............................................              180
2004 .............................................              180
2005 .............................................              180
                                                           --------
                                                           $ 23,241
Less: Amount representing interest ...............           (1,976)
                                                           --------
Present value of cable rights payable ............         $ 21,265
                                                           ========

As of March 31, 2000, the Company had agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to broadcast properties totaling $112.2 million, net of deposits and advances and excluding transactions with DP Media. On November 21, 1999, the Company entered into asset purchase agreements to acquire broadcast properties from DP Media and, in conjunction with such acquisition, the Company advanced $106 million to DP Media on November 22, 1999 pursuant to a secured loan agreement. Effective March 3, 2000, the Company and DP Media agreed to convert their asset purchase agreements into a purchase by the Company of all the capital stock of DP Media, subject to DP Media's $106 million debt to the Company, for an additional $7.5 million. The completion of such acquisitions or investments in broadcast properties is subject to a variety of factors and the satisfaction of various conditions, and there can be no assurance that any of such investments will be completed.

The Company's liquidity is significantly affected by its operating performance and capital commitments for programming, cable distribution and acquisitions as described above, and by its current debt service and working capital requirements. The Company is also subject to certain minimum liquidity requirements under the terms of the Equipment Facility.

The Company believes that its available cash balances and available borrowings under the Equipment Facility will provide it with sufficient liquidity to fund its capital requirements through the first quarter of 2001.

The FCC has mandated that each licensee of a full power broadcast TV station, which was allotted a second digital television channel in addition to the current analog channel, complete the build-out of its digital broadcast service by May 2002. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, it is the Company's intention to comply with the FCC's timing requirements for the broadcast of digital television. The Company has already commenced migration to digital broadcasting in certain of its markets and will continue to do so throughout its required time period. Due to such uncertainty with respect to standards, formats and usage, however, the Company cannot currently predict with reasonable certainty the amount it will likely have to spend in aggregate to complete the digital conversion of its stations, but does anticipate spending at least $70 million. It is likely that the capital necessary to complete the digital conversion will come from cash on hand as well as the monetization of certain assets or other financing arrangements.

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

3.1.4        Certificate of Designation of the Company's 12 1/2% Cumulative
             Exchangeable Preferred Stock (3)

3.1.5        Certificate of Designation of the Company's 9 3/4% Series A
             Convertible Preferred Stock (4)

3.1.6        Certificate of Designation of the Company's 13 1/4% Cumulative
             Junior Exchangeable Preferred Stock (4)

3.1.7        Certificate of Designation of the Company's 8% Series B Convertible
             Exchangeable Preferred Stock (5)

10.209.1     Restated and Amended Asset Purchase Agreement by and between
             Paxson Communications Corporation and DP Media dated November
             21, 1999.

27           Financial Data Schedule (for SEC use only)

----------------

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



                       PAXSON COMMUNICATIONS CORPORATION



Date:  May 11, 2000    By:   /s/ Jeffrey Sagansky
                           -----------------------------
                           Jeffrey Sagansky
                           Chief Executive Officer, President
                           and Director (Principal Executive Officer)







Date:  May 11, 2000    By:  /s/ Seth A. Grossman
                           ----------------------------
                           Seth A. Grossman
                           Senior Vice President and
                           Chief Financial Officer (Principal Financial Officer)