Form 10-Q
period 2000-06-30
PAXSON COMMUNICATIONS CORP
filed 2000-08-09
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

YES    [X]       NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000:

Class of Stock                                              Number of Shares
--------------                                              ----------------
Common stock-class a, $0.001 par value per share............   54,987,652

Common stock-class b, $0.001 par value per share............    8,311,639

                        PAXSON COMMUNICATIONS CORPORATION

                                      INDEX


                                                                                      Page
                                                                                      ----
Part I -           Financial Information

         Item 1.   FINANCIAL STATEMENTS

                   Consolidated Balance Sheets as of
                      June 30, 2000 (unaudited) and December 31, 1999............       3

                   Consolidated Statements of Operations (unaudited) for the
                      Three Months Ended June 30, 2000 and 1999, and Six Months
                      Ended June 30, 2000 and 1999...............................       4

                   Consolidated Statement of  Stockholders' Equity
                      (unaudited) for the Six Months Ended June 30, 2000.........       5

                   Consolidated Statements of Cash Flows (unaudited) for the Six
                      Months Ended June 30, 2000 and 1999........................       6

                   Notes to Unaudited Consolidated Financial Statements..........       7

         Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................      10

Part II - Other Information

         Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........      16

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................      17

         Signatures..............................................................      18


                        PAXSON COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                  June 30,        December 31,
                                                                                   2000              1999
                                                                                -----------       -----------
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..............................................      $    78,431       $   125,189
  Short-term investments .................................................           69,032           124,987
  Restricted cash and short-term investments .............................           13,792             8,158
  Accounts receivable, net of allowance for doubtful accounts
    of $3,821 and $4,255, respectively ...................................           36,328            40,069
  Current portion of program rights ......................................           74,017            79,686
  Prepaid expenses and other current assets ..............................            2,621             2,777
                                                                                -----------       -----------
        Total current assets .............................................          274,221           380,866

Property and equipment, net ..............................................          185,109           189,908
Intangible assets, net ...................................................          962,661           916,145
Program rights, net of current portion ...................................          125,535           130,016
Investments in broadcast properties ......................................           33,251            40,347
Other assets, net ........................................................           11,929            32,805
                                                                                -----------       -----------
       Total assets ......................................................      $ 1,592,706       $ 1,690,087
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities ...............................      $    14,258       $    13,875
  Accrued interest .......................................................            9,817             7,862
  Obligations for cable distribution rights ..............................           12,553            14,712
  Obligation for satellite distribution rights ...........................            3,240             2,947
  Obligations for program rights .........................................           81,573            82,907
  Income taxes payable ...................................................              828             2,010
  Current portion of long-term debt ......................................           47,486            18,698
                                                                                -----------       -----------
       Total current liabilities .........................................          169,755           143,011

Long-term liabilities:
   Obligations for cable distribution rights, net of current portion .....            7,552             6,672
   Obligation for satellite distribution rights, net of current portion ..           11,250            12,000
   Obligations for program rights, net of current portion ................           97,961           112,153
   Long-term debt ........................................................          113,790           141,029
   Senior subordinated notes, net ........................................          228,908           228,694
                                                                                -----------       -----------

       Total liabilities .................................................          629,216           643,559
                                                                                -----------       -----------

Mandatorily redeemable preferred stock ...................................        1,014,022           949,807
                                                                                -----------       -----------
Commitments and contingencies ............................................               --                --

Stockholders' equity (deficit):
   Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 54,872,852 and 54,577,784 shares issued and
     outstanding .........................................................               55                55
   Class B common stock, $0.001 par value; ten votes per share; 35,000,000
     shares authorized and 8,311,639 shares issued and outstanding........                8                 8
   Common stock warrants and call option .................................           68,384            68,245
   Stock subscription notes receivable ...................................           (1,270)           (1,270)
   Additional paid-in capital ............................................          419,120           417,652
   Deferred option plan compensation .....................................          (12,415)          (20,026)
   Accumulated deficit ...................................................         (524,414)         (367,943)
                                                                                -----------       -----------
       Total stockholders' equity (deficit) ..............................          (50,532)           96,721
                                                                                -----------       -----------

       Total liabilities, mandatorily redeemable preferred stock,
          and stockholders' equity (deficit) .............................      $ 1,592,706       $ 1,690,087
                                                                                ===========       ===========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                       For the Three Months             For the Six Months
                                                                          Ended June 30,                   Ended June 30,
                                                                        2000          1999              2000           1999
                                                                  ----------------------------    ----------------------------
                                                                           (Unaudited)                     (Unaudited)
Revenues ......................................................   $     78,151    $     57,855    $    156,607    $    109,634
                                                                  ------------    ------------    ------------    ------------
Expenses:

  Programming and broadcast operations ........................          9,510           8,493          18,484          15,822
  Program rights amortization .................................         24,170          19,457          51,931          42,593
  Selling, general and administrative .........................         43,389          44,945          87,771          81,814
  Time brokerage and affiliation fees .........................          1,492           5,074           3,370           8,631
  Stock-based compensation ....................................          5,583           2,147           7,750           4,294
  Adjustment of programming to net realizable value ...........             --          70,499          24,400          70,499
  Depreciation and amortization ...............................         21,394          18,730          42,574          37,356
                                                                  ------------    ------------    ------------    ------------
      Total expenses ..........................................        105,538         169,345         236,280         261,009
                                                                  ------------    ------------    ------------    ------------

Operating loss ................................................        (27,387)       (111,490)        (79,673)       (151,375)
                                                                  ------------    ------------    ------------    ------------

Other income (expense):

  Interest expense ............................................        (11,812)        (10,699)        (23,392)        (21,717)
  Interest income .............................................          5,649           1,794           8,686           2,928
  Other expenses, net .........................................           (106)           (670)         (2,441)         (1,009)
  Gain on restructuring of program rights obligations .........             --              --           9,910              --
  (Loss) gain on sale of Travel Channel and television stations         (1,000)         18,661          (1,800)         59,453
  Equity in loss of unconsolidated investment .................             --              --              --          (2,260)
                                                                  ------------    ------------    ------------    ------------

Loss before income taxes ......................................        (34,656)       (102,404)        (88,710)       (113,980)
Income tax benefit ............................................             --          37,499              --          41,242
                                                                  ------------    ------------    ------------    ------------
Net loss ......................................................        (34,656)        (64,905)        (88,710)        (72,738)

Dividends and accretion on redeemable preferred stock .........        (34,179)        (17,827)        (67,761)        (35,124)
                                                                  ------------    ------------    ------------    ------------
Net loss available to common stockholders .....................   $    (68,835)   $    (82,732)   $   (156,471)   $   (107,862)
                                                                  ============    ============    ============    ============

Basic and diluted loss per share ..............................   $      (1.09)   $      (1.35)   $      (2.48)   $      (1.76)
                                                                  ============    ============    ============    ============

Weighted average shares outstanding ...........................     63,135,530      61,420,661      63,089,644      61,188,760
                                                                  ============    ============    ============    ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                                 Common      Stock                Deferred                 Total
                                                                 Stock     Subscrip-               Option                  Stock-
                                             Common Stock       Warrants     tion     Additional    Plan       Accumu-     holders'
                                          --------------------  and Call     Notes      Paid-In    Compen-      lated      Equity
                                           Class A    Class B    Option    Receivable   Capital    sation      Deficit    (Deficit)
                                          ---------  ---------  ---------  ----------  ---------  ---------   ---------   ---------
Balance, December 31, 1999 .............  $      55  $       8  $  68,245  $  (1,270)  $ 417,652  $ (20,026)  $(367,943)  $  96,721
   Stock issued for acquisition ........         --         --         --         --         250         --          --         250
   Amortization of stock-based
    compensation .......................         --         --         --         --          --      7,611          --       7,611
   Stock options exercised .............         --         --         --         --       1,218         --          --       1,218
   Repricing of common stock
     warrants ..........................         --         --        139         --          --         --          --         139
   Dividends on redeemable and
     convertible preferred stock........         --         --         --         --          --         --     (54,525)    (54,525)
   Accretion on redeemable
     preferred stock ...................         --         --         --         --          --         --     (13,236)    (13,236)
   Net loss ............................         --         --         --         --          --         --     (88,710)    (88,710)
                                          ---------  ---------  ---------  ---------   ---------  ---------   ---------   ---------
Balance, June 30, 2000 (unaudited) .....  $      55  $       8  $  68,384  $  (1,270)  $ 419,120  $ (12,415)  $(524,414)  $ (50,532)
                                          =========  =========  =========  =========   =========  =========   =========   =========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                            -------------------------
                                                                              2000             1999
                                                                            ---------       ---------
                                                                                   (Unaudited)
Cash flows from operating activities:
  Net loss ...........................................................      $ (88,710)      $ (72,738)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization ....................................         42,574          37,356
    Stock-based compensation .........................................          7,750           4,294
    Program rights amortization ......................................         51,931          42,593
    Adjustment of programming to net realizable value ................         24,400          70,499
    Payments for cable distribution rights ...........................         (2,160)        (20,592)
    Program rights payments and deposits .............................        (56,607)        (57,487)
    Provision for doubtful accounts ..................................          1,724           4,554
    Deferred income tax benefit ......................................             --         (43,028)
    Loss on sale or disposal of assets ...............................            839             194
    Equity in loss of unconsolidated investment ......................             --           2,260
    Gain on restructuring of program rights obligations ..............         (9,910)             --
    Loss (gain) on sale of Travel Channel and television stations ....          1,800         (59,453)
    Changes in assets and liabilities:

      (Increase) decrease in restricted cash and short-term
        investments...................................................         (5,634)          4,446
      Decrease (increase) in accounts receivable .....................            217         (12,428)
      Decrease (increase) in prepaid expenses and other current assets            156            (739)
      Decrease in other assets .......................................          3,567           2,438
      Increase (Decrease) in accounts payable and accrued liabilities             382          (5,302)
      Increase in accrued interest ...................................          1,955              47
      (Decrease) increase in current income taxes payable ............         (1,182)            480
                                                                            ---------       ---------
        Net cash used in operating activities ........................        (26,908)       (102,606)
                                                                            ---------       ---------
  Cash flows from investing activities:
    Redemption of short-term investments .............................         55,955              --
    Acquisitions of broadcasting properties ..........................        (77,757)        (38,756)
    Decrease in investments in broadcast properties ..................          7,096           8,724
    Decrease in deposits on broadcast properties .....................          3,008           3,681
    Purchases of property and equipment ..............................         (8,866)        (16,178)
    Proceeds from sales of Travel Channel and television stations ....            650         113,401
                                                                            ---------       ---------
        Net cash (used in) provided by investing activities ..........        (19,914)         70,872
                                                                            ---------       ---------

Cash flows from financing activities:
   Proceeds from borrowings of long-term debt ........................          4,371           9,729
   Repayments of long-term debt ......................................         (1,978)         (1,492)
   Preferred Stock dividends paid ....................................         (3,546)             --
   Proceeds from exercise of common stock options, net ...............          1,217           2,655
   Repayments of stock subscription notes receivable .................             --             840
                                                                            ---------       ---------
        Net cash provided by financing activities ....................             64          11,732
                                                                            ---------       ---------

Decrease in cash and cash equivalents ................................        (46,758)        (20,002)
Cash and cash equivalents at beginning of period .....................        125,189          49,440
                                                                            ---------       ---------
Cash and cash equivalents at end of period ...........................      $  78,431       $  29,438
                                                                            =========       =========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the year ended December 31, 1999.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and those of DP Media, Inc. ("DP Media"), a company which was acquired in June 2000 and was, prior to such acquisition, beneficially owned by family menbers of Mr. Paxson (See Note 4). All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 presentation. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the definitive proxy statement for the annual meeting of stockholders held May 1, 2000, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, all of which were filed with the United States Securities and Exchange Commission.

2. GAIN ON RESTRUCTURING OF PROGRAM RIGHTS OBLIGATIONS

In March 2000, the Company negotiated the return of programming rights to certain syndicated shows that it had written off during 1999, in exchange for approximately $4.9 million in cash and forgiveness of the remaining programming rights payments due under the original programming agreement. In connection with the return of the programming rights, the Company recorded a pre-tax gain of approximately $9.9 million.

3. ADJUSTMENT OF PROGRAMMING TO NET REALIZABLE VALUE

In addition to its existing inventory of program rights, the Company continues to develop additional original programming and purchase additional syndicated programs, as well as negotiate with the National Broadcasting Company, Inc. ("NBC") for the acquisition of programming. The Company has entered into certain Joint Sales Agreements with NBC and NBC affiliated television station operators whereby the Company expects to obtain rights to additional news or syndicated programming. As a result of these factors, the Company adjusted its estimates of the anticipated future usage of its existing programming assets and the related advertising revenues to be generated by such programming, and recorded an expense of approximately $24.4 million related to a reduction of the carrying value of certain of its programming rights during the three months ended March 31, 2000.

4. DP MEDIA

In June 2000, the Company completed the acquisition of DP Media for aggregate consideration of $113.5 million, $106 million of which had previously been advanced by the Company during 1999. DP Media's assets included a 32% equity interest in a limited liability company controlled by the former stockholders of DP Media, which owns television station WWDP in Norwell, Massachusetts. In addition, the Company is entitled to receive a 45% distribution of the proceeds upon sale of the station.

As a result of the Company's significant operating relationships with DP Media prior to its acquisition, the assets and liabilities of DP Media, together with its results of operations, were included within the consolidated financial statements of the Company as of September 30, 1999. The Company allocated the aggregate purchase price of DP Media to the assets acquired and liabilities assumed based on their relative fair market values. The assets, liabilities and results of operations of WWDP are no longer consolidated within the financial statements of the Company. The Company accounts for its equity interest in WWDP utilizing the equity method of accounting and has recorded its equity investment in WWDP within investments in broadcast properties as of June 30, 2000.

5. MANDATORILY REDEEMABLE PREFERRED STOCK

The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the six month period ended June 30, 2000.


                                                                   Junior
                                     Junior      Exchangeable    Exchangeable  Convertible    Convertible
                                    Preferred     Preferred       Preferred     Preferred     Exchangeable
                                      Stock         Stock           Stock         Stock        Preferred
                                       12%         12 1/2%         13 1/4%        9 3/4%        Stock 8%       Total
                                     -------     ------------    ------------   -----------     --------     ----------
          Balance at December 31,
            1999...................  $56,141       $217,561        $236,226       $83,644       $356,235     $  949,807
          Accretion................      357            338             585           245         11,711         13,236
          Accrual of cumulative
            Dividends..............    3,546         13,887          16,192         4,300         16,600         54,525
          Cash Dividends...........   (3,546)            --              --            --             --         (3,546)
                                     -------       --------        --------       -------       --------     ----------
          Balance at June 30,
            2000 (unaudited).......  $56,498       $231,786        $253,003       $88,189       $384,546     $1,014,022
                                     =======       ========        ========       =======       ========     ==========
          Shares authorized........   33,000        440,000          72,000        17,500         41,500
                                     =======       ========        ========       =======       ========
          Shares issued and
            outstanding............   33,000        231,253          25,636         9,144         41,500
                                     =======       ========        ========       =======       ========
          Accrued dividends........  $    --       $  4,818        $  4,246       $    --       $ 26,283
                                     =======       ========        ========       =======       ========



6. AUTHORIZATION OF ADDITIONAL COMMON STOCK

In September 1999, affiliates of NBC acquired $415 million aggregate liquidation preference of the Company's mandatorily redeemable Series B Convertible Preferred Stock, which is convertible into 31,896,032 shares of Class A Common Stock, and warrants to purchase 32,032,127 shares of Class A Common Stock. The Company agreed that, should NBC determine that its affiliates are prevented under the Communications Act of 1934 and the rules of the Federal Communications Commission from holding shares of Class A Common Stock upon conversion of Series B Convertible Preferred Stock or exercise of warrants, the Series B Convertible Preferred Stock held by NBC's affiliate shall be convertible into, and the warrants shall be exercisable for, an equal number of shares of non-voting common stock of the Company.

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

7. INCOME TAXES

At June 30, 2000, the Company has recorded a valuation allowance for its net deferred tax asset, as it believes that it is more likely than not that it will be unable to realize such asset.

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

At June 30, 2000 and 1999, respectively, there were outstanding 11,725,511 and 9,559,780 stock options and 32,427,627 and 395,500 Class A common stock warrants; and at June 30, 2000 and 1999, 37,611,032 and 5,189,375 shares of
Class A common stock were reserved for possible future issuance in connection with the Series A and B Convertible Preferred Stock issues outstanding. These securities that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities are as follows (IN THOUSANDS):


                                                                                          For the Six Months
                                                                                            Ended June 30,
                                                                                       -----------------------
                                                                                         2000           1999
                                                                                       --------      ---------
                                                                                             (Unaudited)

       Supplemental disclosures of cash flow information:
            Cash paid for interest............................................         $ 19,177      $ 19,200
                                                                                       ========      ========
            Cash paid for income taxes........................................         $  1,224      $  1,306
                                                                                       ========      ========
       Non-cash operating and financing activities:

            Accretion of discount on senior subordinated notes................         $    214      $    190
                                                                                       ========      ========
            Issuance of common stock in connection with acquisition...........         $    251      $     --
                                                                                       ========      ========
            Dividends accrued on redeemable preferred stock...................         $ 54,525      $ 33,614
                                                                                       ========      ========
            Discount accretion on redeemable securities.......................         $ 13,236      $  1,510
                                                                                       ========      ========
            Satellite distribution............................................         $     --      $ 15,000
                                                                                       ========      ========
            Sale of KWOK in exchange for WCPX.................................         $     --      $ 30,000
                                                                                       ========      ========



Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Paxson Communications Corporation (the "Company") is a network television broadcasting company whose principal business is the ownership and operation of the largest broadcast television station group in the United States through which it broadcasts PAX TV, the Company's Network of family friendly programming. The Company commenced its television operations in early 1994 in anticipation of deregulation of the broadcast industry. In response to federal regulatory changes increasing limits on broadcast television station ownership and mandating cable carriage of local television stations, the Company has expanded rapidly, through acquisitions and construction of television stations, to establish the largest owned and operated broadcast television station group in the United States. The PAX TV Network reaches US television households through a distribution system comprised of broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index, as of July 31, 2000, the PAX TV Network reached 80% of US primetime television households through broadcast, cable and satellite distribution. Upon completion of pending transactions, the PAX TV Network will include 115 broadcast television stations, consisting of 65 of the 66 stations which are currently owned and operated by the Company, or in which the Company has an economic interest, and 50 non-owned or operated PAX TV affiliates. The stations, which the Company will own, operate or have an economic interest in, will reach 19 of the top 20 markets and 42 of the top 50 markets. The Company's consolidated operating revenues and expenses include the operating results of stations operated under time brokerage agreements.

In September 1999, the Company entered into a strategic and financial relationship with NBC, pursuant to which NBC is expected to play an important role in the Company's future and, subject to various conditions, including approval of the Federal Communications Commission, has the ability to acquire voting and operational control of the Company. The Company and NBC have entered into a number of agreements affecting the Company's business operations, including an agreement under which NBC provides network sales, sales marketing and research services for the Company's PAX TV network, and joint sales agreements between the Company's stations and the NBC stations serving the same markets. Pursuant to the terms of the joint sales agreements, the NBC stations sell all non-network spot advertising of the Company's stations and receive commission compensation for such sales and the Company's stations may agree to carry one hour per day of NBC syndicated or news programming. Certain Company station operations are integrated with the corresponding functions of the related NBC station and the Company reimburses NBC for the cost of performing these operations. During the six months ended June 30, 2000, the Company paid NBC approximately $3.4 million for commission compensation and cost reimbursements incurred in conjunction with these agreements.

The Company's business is subject to various risks and uncertainties, which may significantly reduce revenues and increase operating expenses. For example, a reduction in expenditures by television advertisers in the Company's markets may result in lower revenues. The Company may be unable to reduce expenses, including syndicated program rights fees and certain variable expenses, in an amount sufficient in the short term to offset lost revenues caused by poor market conditions. The broadcasting industry continues to undergo rapid technological change, which may increase competition within the Company's markets as new delivery systems, such as direct broadcast satellite and internet networks, attract customers. The changing nature of audience tastes and viewing habits may affect the continued attractiveness of the Company's broadcasting stations to advertisers upon whom the Company is dependent for its revenue.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data for comparison of the three and six months ended June 30, 2000 (IN THOUSANDS):

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Three Months         For the Six Months
                                                                        Ended June 30,               Ended June 30,
                                                                      2000          1999          2000          1999
                                                                   -----------------------     -----------------------
                                                                          (Unaudited)                (Unaudited)
Revenues ......................................................    $  78,151     $  57,855     $ 156,607     $ 109,634
                                                                   ---------     ---------     ---------     ---------
Expenses:
  Programming and broadcast operations ........................        9,510         8,493        18,484        15,822
  Program rights amortization .................................       24,170        19,457        51,931        42,593
  Selling, general and administrative .........................       43,389        44,945        87,771        81,814
  Time brokerage and affiliation fees .........................        1,492         5,074         3,370         8,631
  Stock-based compensation ....................................        5,583         2,147         7,750         4,294
  Adjustment of programming to net realizable value ...........           --        70,499        24,400        70,499
  Depreciation and amortization ...............................       21,394        18,730        42,574        37,356
                                                                   ---------     ---------     ---------     ---------
      Total expenses ..........................................      105,538       169,345       236,280       261,009
                                                                   ---------     ---------     ---------     ---------

Operating loss ................................................      (27,387)     (111,490)      (79,673)     (151,375)
                                                                   ---------     ---------     ---------     ---------

Other income (expense):

  Interest expense ............................................      (11,812)      (10,699)      (23,392)      (21,717)
  Interest income .............................................        5,649         1,794         8,686         2,928
  Other expenses, net .........................................         (106)         (670)       (2,441)       (1,009)
  Gain on restructuring of program rights .....................           --            --         9,910            --
  (Loss) gain on sale of Travel Channel and television stations       (1,000)       18,661        (1,800)       59,453
  Equity in loss of unconsolidated investment .................           --            --            --        (2,260)
                                                                   ---------     ---------     ---------     ---------

Loss before income taxes ......................................      (34,656)     (102,404)      (88,710)     (113,980)
Income tax benefit ............................................           --        37,499            --        41,242
                                                                   ---------     ---------     ---------     ---------
Net loss ......................................................      (34,656)      (64,905)      (88,710)      (72,738)

Dividends and accretion on redeemable preferred stock .........      (34,179)      (17,827)      (67,761)      (35,124)
                                                                   ---------     ---------     ---------     ---------
Net loss available to common stockholders .....................    $ (68,835)    $ (82,732)    $(156,471)    $(107,862)
                                                                   =========     =========     =========     =========

Other Data:
   EBITDA (a) .................................................    $   1,082     $ (15,040)    $  (1,579)    $ (30,595)
                                                                   =========     =========     =========     =========
   Program rights payments and deposits .......................    $  28,763     $  39,327     $  56,607     $  57,487
                                                                   =========     =========     =========     =========
   Payments for cable distribution rights .....................    $   1,626     $     240     $   2,160     $  20,592
                                                                   =========     =========     =========     =========
   Capital expenditures .......................................    $   3,323     $   8,762     $   8,866     $  16,178
                                                                   =========     =========     =========     =========
   Cash flows used in operating activities ....................    $  (2,202)    $ (52,277)    $ (26,908)    $(102,606)
                                                                   =========     =========     =========     =========
   Cash flows (used in) provided by investing activities ......    $ (42,965)    $  32,376     $ (19,914)    $  70,872
                                                                   =========     =========     =========     =========
   Cash flows (used in) provided by financing activities ......    $  (3,405)    $   3,945     $      64     $  11,732
                                                                   =========     =========     =========     =========


-----------

(a) "EBITDA" is defined as operating loss plus depreciation, amortization, stock-based compensation, programming net realizable value adjustments, and time brokerage and affiliation fees and is a commonly used measure of performance for broadcast companies. EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Management believes the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when determining our operating performance.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues for the three months ended June 30, 2000, increased 35.1% (or $20.3 million) to $78.2 million over the same period in 1999. This increase was primarily due to station acquisitions, greater distribution, the Company's network sales agreement with NBC, and improved sales management.

Expenses for the three months ended June 30, 2000, decreased 37.7% (or $63.8 million) to $105.5 million over the same period in 1999. The decrease in expense primarily relates to the programming rights adjustment to net realizable value of $70.5 million recorded in the second quarter of 1999. Program rights amortization increased $4.7 million, reflecting the increased cost of new programming as well as higher usage of certain shows this year compared to last year and was partially offset by decreased selling, general and administrative costs of $1.6 million which primarily reflects reduced promotion costs and reduction in the number of employees over the same period in 1999. Time brokerage and affiliation fees decreased by $3.6 million due to the completion of related acquisitions. Stock-based compensation increased by $3.4 million due to the change in the vesting schedule of certain options and the effect of additional options granted late in 1999. Depreciation and amortization increased $2.7 million primarily related to assets acquired.

Interest expense for the three months ended June 30, 2000, increased 10.3% to $11.8 million over the same period in 1999 primarily due to a greater level of senior debt and higher rates throughout the period. At June 30, 2000, total long-term debt and senior subordinated notes were $390.2 million compared with the balance of $388.4 million in the prior year.

Interest income for the three months ended June 30, 2000, increased 215% to $5.6 million over the same period in 1999 primarily due to the investment of the cash proceeds from the September 1999 $415 million Series B Convertible Preferred Stock sale to NBC.

The 1999 gain on sale of television stations reflects the Company's sale of its interest in four television stations during the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues for the six months ended June 30, 2000, increased 42.8% (or $47 million) to $156.6 million over the same period in 1999. This increase was primarily due to station acquisitions, greater distribution, the Company's network sales agreement with NBC, and improved sales management.

Expenses for the six months ended June 30, 2000, decreased 9.5% (or $24.7 million) to $236.3 million over the same period in 1999. The decrease in expense primarily relates to the programming rights adjustment to net realizable value of $24.4 million in the current year period compared to $70.5 million in the same period in 1999. Other significant expenses which increased include program rights amortization of $9.3 million, reflecting the increased cost of new programming as well as higher usage of certain shows this year compared to last year; increased selling, general and administrative costs of $6.0 million which primarily reflects increased sales commissions which rise in proportion to revenues; stock-based compensation increased by $3.5 million due to the change in the vesting schedule of certain options and the effect of additional options granted late in 1999; and higher depreciation and amortization of $5.2 million primarily related to asset acquisitions; all of which were partially offset by decreased time brokerage and affiliation fees of $5.3 million due to the completion of related acquisitions.

Interest expense for the six months ended June 30, 2000, increased 7.7% to $23.4 million over the same period in 1999 primarily due to a greater level of senior debt and higher rates throughout the period.

Interest income for the six months ended June 30, 2000, increased 197% to $8.7 million over the same period in 1999 primarily due to the investment of the cash proceeds from the September 1999 Series B Convertible Preferred Stock sale to NBC.

The 1999 gain on sale of Travel Channel and television stations reflects the Company's sale of its interest in the Travel Channel and the transfer of the Company's interest in KWOK during the first quarter of 1999 and the sale of four television stations during the second quarter of 1999.

Gain on restructuring of program rights obligations reflects the Company's return of certain programming rights that it had written off during 1999, in exchange for cash of $4.9 million and the cancellation of the remaining payment obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 2000 and December 31, 1999, respectively, was $104.5 million and $237.9 million, and the ratio of current assets to current liabilities was 1.62:1 and 2.66:1. The decrease in working capital is primarily due to the payment of approximately $13.4 million of interest due on the Senior Subordinated Notes in March 2000, the reclassification to current liabilities of approximately $25.9 million of the Senior Credit Facility and $3.2 million of the Equipment Facility, and the use of $77.8 million to consummate acquisitions during the six months ended June 30, 2000.

Cash used in operations of approximately $26.9 million and $102.6 million for the six months ended June 30, 2000 and 1999, respectively, primarily reflects the operating costs incurred in connection with the operation of PAX TV and the related cable distribution rights and programming rights payments. Cash used in investing activities of approximately $19.9 million for the six months ended June 30, 2000 primarily reflects the acquisitions of, and investments in, broadcast properties including stations in Boston, Massachusetts; Sacramento, California; Providence, Rhode Island; and the DP Media stations and purchases of equipment for acquired and existing properties, net of short-term investments redeemed. This is in contrast to cash provided by investing activities of approximately $70.9 million for the six months ended June 30, 1999, which primarily reflects the proceeds from the sale of the Travel Channel and television stations, net of funds used for the acquisition of broadcast properties. Cash provided by financing activities primarily reflects the proceeds from long-term debt borrowings, and the exercise of common stock options net of repayments of long-term debt and preferred stock dividends paid.

Under the Company's amended and restated $122 million Senior Credit Facility which matures June 2002, the Company had approximately $13.8 million in escrow as of June 30, 2000 to fund future interest payments. In March 2000, the Senior Credit Facility was amended to extend the commencement date of certain financial covenant compliance obligations to March 31, 2001 with additional extensions through December 31, 2001 under certain conditions. In exchange for this extension, the borrowing rates under the Senior Credit Facility have been increased and the Company deposited one year of interest in an escrow account and will deposit in escrow its December 31, 2000 principal payment on September 30, 2000, and its March 31, 2001 principal payment on December 31, 2000. Amounts placed in such escrow account will be applied by the lenders against scheduled interest and principal payments when due.

In August 1998, the Company entered into the $50 million Equipment Facility, which matures the first business day of October 2003. In March 2000, the Equipment Facility was amended to increase the maximum borrowings thereunder to $65 million and extend the draw down period through December 31, 2000. In addition, the commencement date of certain financial covenant compliance obligations and initial scheduled principal payments has been extended to December 31, 2001. In exchange for these amendments, the borrowing rates under the Equipment Facility have been increased. All borrowings under this facility are secured by the equipment purchased with the proceeds drawn. At June 30, 2000, the Company had borrowings of approximately $38.6 million outstanding under the Equipment Facility. Subsequent to June 30, 2000, the Company has borrowed an additional $467,000. The Company intends to use the Equipment Facility to fund the majority of its capital expenditure needs through December 31, 2000.

The Company has generated operating losses since the launch of PAX TV. The Company has outsourced its network sales operations to NBC and has entered into joint sales agreements ("JSAs") in the eleven markets where NBC and PAX TV both have owned and operated stations. The Company has also entered into three JSAs with NBC affiliated stations and four JSAs with other broadcasters and plans to enter into additional JSAs with NBC affiliates and others in additional markets in an effort to increase revenues and reduce expenses. The Company is unable to predict how quickly the additional JSAs may be implemented or the timing or magnitude of their effects on the Company's operating results.

The Company's primary capital requirements are for the funds required to complete announced acquisitions of broadcasting properties, capital expenditures on existing and acquired properties, syndicated programming rights payments, cable carriage and promotion payments, debt service payments and the Company's working capital requirements.

As of June 30, 2000, the Company's programming contracts require collective payments by the Company of approximately $237.5 million as follows (in thousands):


                                              Obligations       Program
                                              For Program       Rights
                                                Rights        Commitments      Total
                                              -----------     -----------    ---------
2000 (July- December)....................      $  49,974         $19,839     $  69,813
2001.....................................         65,308          18,267        83,575
2002.....................................         51,184          12,118        63,302
2003.....................................         11,195           7,785        18,980
2004.....................................          1,873              -          1,873
                                               ---------         -------     ---------
                                               $ 179,534         $58,009      $237,543
                                               =========         =======      ========


The Company has also committed to purchase at similar terms additional future series episodes of its licensed programs should they be made available.

As of June 30, 2000, obligations for cable distribution rights require collective payments by the Company of approximately $21.6 million over such periods as follows (in thousands):

2000 (July-December).....................................     $12,553
2001 ....................................................       6,403
2002 ....................................................       2,120
2003 ....................................................         180
2004 ....................................................         180
2005.....................................................         180
                                                              -------
                                                              $21,616

Less: Amount representing interest ......................      (1,511)
                                                              -------
Present value of cable rights payable ...................     $20,105
                                                              =======

As of June 30, 2000, the Company had agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to broadcast properties totaling approximately $63.9 million, net of deposits and advances.

The Company's liquidity is significantly affected by its operating performance and capital commitments for programming, cable distribution and acquisitions as described above, and by its current debt service and working capital requirements. The Company is also subject to certain minimum liquidity requirements under the terms of the Equipment Facility.

The Company believes that its available cash balances and available borrowings under the Equipment Facility will provide it with sufficient liquidity to fund its capital requirements through the second quarter of 2001.

The FCC has mandated that each licensee of a full power broadcast TV station, which was allotted a second digital television channel in addition to the current analog channel, complete the build-out of its digital broadcast service by May 2002. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, it is the Company's intention to comply with the FCC's timing requirements for the broadcast of digital television. The Company has already commenced migration to digital broadcasting in certain of its markets and will continue to do so throughout its required time period. Due to such uncertainty with respect to standards, formats and usage, however, the Company cannot currently predict with reasonable certainty the amount it will likely have to spend in aggregate to complete the digital conversion of its stations, but does anticipate spending at least $70 million. It is likely that the capital necessary to complete the digital conversion will come from cash on hand as well as the monetization of certain non-core assets or other financing arrangements.

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 1, 2000. At the meeting all nine of the Company's existing directors were reelected for terms of one to three years and the appointment of PricewaterhouseCoopers, LLP as the Company's independent certified public accountants for 2000 was also ratified. In addition, the stockholders approved the following three proposals: (i) an amendment to the Company's Certificate of Incorporation to adopt a classified board of directors so that only one-third of the directors would be elected annually ("Proposal 1"); (ii) approval of the issuance of shares of Class A Common Stock of the Company upon conversion of shares of 8% Series B Convertible Exchangeable Preferred Stock and certain warrants issued to subsidiaries of National Broadcasting Company, Inc., pursuant to the terms of such instruments ("Proposal 2"); and (iii) an amendment to the Company's Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 197,500,000 shares to 327,500,000 shares, the number of authorized shares of Class A Common Stock from 150,000,000 shares to 215,000,000 shares, and the number of authorized shares of Class C Non-Voting Common Stock from 12,500,000 shares to 77,500,000 shares ("Proposal 3").

The number of votes cast for, against, withheld and abstentions, as applicable, with respect to each of the matters submitted for a vote at the meeting, are set forth below:


                                    For            Withheld
                                -----------       ----------

Election of Directors

Lowell W. Paxson                124,111,159       2,451,813
William E. Simon, Jr.           124,368,766       2,194,206
Jeffrey Sagansky                123,771,957       2,791,015
Bruce L. Burnham                124,367,801       2,195,171
James L. Greenwald              124,365,801       2,197,171
John E. Oxendine                124,364,751       2,198,150
R. Brandon Burgess              124,364,651       2,198,321
Keith G. Turner                 124,362,261       2,200,711
Harold N. Brook                 124,362,411       2,200,561

                                    For            Against        Abstain
                                -----------       ---------       -------

Proposal 1                      111,383,491       4,774,153       78,429

Proposal 2                      113,885,746       2,274,751       75,576

Proposal 3                      114,621,124       1,536,547       78,402

Appointment of Accountants      126,462,164          81,163       19,545

There were 10,326,899 broker non-votes with respect to the matters submitted for a vote at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
(a)  List of Exhibits:

Exhibit
Number   Description of Exhibits
-------  -----------------------

3.1.1    Certificate of Incorporation of the Company (1)

3.1.2    Bylaws of the Company (2)

3.1.3 Certificate of Designation of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (1)

3.1.4 Certificate of Designation of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock (3)

3.1.5 Certificate of Designation of the Company's 93/4% Series A Convertible Preferred Stock (4)

3.1.6 Certificate of Designation of the Company's 131/4% Cumulative Junior Exchangeable Preferred Stock (4)

3.1.7 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (5)

10.216 Employment Agreement dated June 30, 2000 by and between the Company and Thomas E. Severson, Jr.

27       Financial Data Schedule (for SEC use only)

-------------------------

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


                                 PAXSON COMMUNICATIONS CORPORATION



Date: August 9, 2000             By: /s/ Jeffrey Sagansky
                                     -------------------------------------------
                                     Jeffrey Sagansky
                                     Chief Executive Officer, President
                                     and Director  (Principal Executive Officer)



Date: August 9, 2000             By: /s/ Thomas E. Severson, Jr.
                                     -------------------------------------------
                                     Thomas E. Severson, Jr.
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)