Form 10-Q
period 2000-09-30
PAXSON COMMUNICATIONS CORP
filed 2000-11-08
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

YES   [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 2000:

Class of Stock                                               Number of Shares
--------------                                               ----------------
COMMON STOCK-CLASS A, $0.001 PAR VALUE PER SHARE ............   55,842,904

COMMON STOCK-CLASS B, $0.001 PAR VALUE PER SHARE ............    8,311,639

                        PAXSON COMMUNICATIONS CORPORATION

                                      INDEX


                                                                                                Page
                                                                                                ----
Part I - Financial Information

         Item 1.   FINANCIAL STATEMENTS

                   Consolidated Balance Sheets as of September 30, 2000
                    (unaudited) and December 31, 1999........................................     3

                   Consolidated Statements of Operations (unaudited) for the
                      Three and Nine Months Ended September 30, 2000
                      and 1999...............................................................     4

                   Consolidated Statement of Stockholders' Equity (unaudited)
                      for the Nine Months Ended September 30, 2000...........................     5

                   Consolidated Statements of Cash Flows (unaudited) for the
                      Nine Months Ended September 30, 2000 and 1999..........................     6

                   Notes to Unaudited Consolidated Financial Statements......................     7

         Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................     10

Part II - Other Information

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................     17

         Signatures.........................................................................     18


                        PAXSON COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                               September 30,      December 31,
                                                                               -------------      ------------
                                                                                   2000               1999
                                                                               -----------       -----------
                                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..............................................      $    36,893       $   125,189
  Short-term investments .................................................           80,818           124,987
  Restricted cash and short-term investments .............................           11,103             8,158
  Accounts receivable, net of allowance for doubtful accounts
     of $4,196 and $4,255, respectively...................................           34,040            40,069
  Current portion of program rights ......................................           82,096            79,686
  Prepaid expenses and other current assets ..............................            2,748             2,777
                                                                                -----------       -----------
        Total current assets .............................................          247,698           380,866

Property and equipment, net ..............................................          179,934           189,908
Intangible assets, net ...................................................          951,011           916,145
Program rights, net of current portion ...................................          128,063           130,016
Investments in broadcast properties ......................................           32,817            40,347
Other assets, net ........................................................           13,171            32,805
                                                                                -----------       -----------
       Total assets ......................................................      $ 1,552,694       $ 1,690,087
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

  Accounts payable and accrued liabilities ...............................      $    15,683       $    13,875
  Accrued interest .......................................................            3,325             7,862
  Obligations for cable distribution rights ..............................            8,599            14,712
  Obligation for satellite distribution rights ...........................            3,240             2,947
  Obligations for program rights .........................................           87,432            82,907
  Income taxes payable ...................................................              799             2,010
  Current portion of long-term debt ......................................           31,288            18,698
                                                                                -----------       -----------
       Total current liabilities .........................................          150,366           143,011

Long-term liabilities:
   Obligations for cable distribution rights, net of current portion .....            7,994             6,672
   Obligation for satellite distribution rights, net of current portion ..           11,250            12,000
   Obligations for program rights, net of current portion ................           97,106           112,153
   Long-term debt ........................................................          132,422           141,029
   Senior subordinated notes, net ........................................          229,023           228,694
                                                                                -----------       -----------
      Total liabilities ..................................................          628,161           643,559
                                                                                -----------       -----------

Mandatorily redeemable preferred stock ...................................        1,048,660           949,807
                                                                                -----------       -----------
Commitments and contingencies ............................................               --                --
                                                                                -----------       -----------
Stockholders' equity (deficit):
   Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 55,614,902 and 54,577,784 shares issued and
     outstanding..........................................................               56                55
   Class B common stock, $0.001 par value; ten votes per share; 35,000,000
     shares authorized and 8,311,639 shares issued and outstanding .......                8                 8
   Common stock warrants and call option .................................           68,384            68,245
   Stock subscription notes receivable ...................................           (1,270)           (1,270)
   Additional paid-in capital ............................................          422,506           417,652
   Deferred option plan compensation .....................................           (9,324)          (20,026)
   Accumulated deficit ...................................................         (604,487)         (367,943)
                                                                                -----------       -----------
       Total stockholders' equity (deficit) ..............................         (124,127)           96,721
                                                                                -----------       -----------
       Total liabilities, mandatorily redeemable preferred stock, and
        stockholders' equity (deficit) ...................................      $ 1,552,694       $ 1,690,087
                                                                                ===========       ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)


                                                                             For the Three Months          For the Nine Months
                                                                              Ended September 30,          Ended September 30,
                                                                         ---------------------------   ---------------------------
                                                                             2000           1999          2000            1999
                                                                         ------------   ------------   ------------   ------------
                                                                                 (Unaudited)                  (Unaudited)

Revenues .............................................................   $     73,443   $     58,051   $    230,050   $    167,684
                                                                         ------------   ------------   ------------   ------------
Expenses:
  Programming and broadcast operations ...............................         10,048          8,330         28,532         24,153
  Program rights amortization ........................................         26,702         24,332         78,633         66,924
  Selling, general and administrative ................................         47,105         41,435        134,876        123,249
  Time brokerage and affiliation fees ................................            961          4,425          4,331         13,057
  Stock-based compensation ...........................................          3,090          9,419         10,840         13,712
  Adjustment of programming to net realizable value ..................             --             --         24,400         70,499
  Depreciation and amortization ......................................         22,594         19,488         65,168         56,844
                                                                         ------------   ------------   ------------   ------------
      Total expenses .................................................        110,500        107,429        346,780        368,438
                                                                         ------------   ------------   ------------   ------------

Operating loss .......................................................        (37,057)       (49,378)      (116,730)      (200,754)
                                                                         ------------   ------------   ------------   ------------

Other income (expense):
  Interest expense ...................................................        (11,962)       (10,997)       (35,354)       (32,714)
  Interest income ....................................................          3,271          1,758         11,957          4,686
  Other expenses, net ................................................         (2,227)          (686)        (4,668)        (1,694)
  Gain on restructuring of program rights obligations ................             78             --          9,988             --
  Gain on sale of Travel Channel and television stations .............          2,462             --            662         59,453
  Equity in loss of unconsolidated investment ........................             --             --             --         (2,260)
                                                                         ------------   ------------   ------------   ------------

Loss before income taxes .............................................        (45,435)       (59,303)      (134,145)      (173,283)
Income tax benefit ...................................................             --         16,050             --         57,291
                                                                         ------------   ------------   ------------   ------------
Net loss .............................................................        (45,435)       (43,253)      (134,145)      (115,992)

Beneficial conversion feature on issuance of convertible
  preferred stock ....................................................             --        (65,467)            --        (65,467)
Dividends and accretion on redeemable preferred stock ................        (34,638)       (21,039)      (102,399)       (56,162)
                                                                         ------------   ------------   ------------   ------------

Net loss available to common stockholders ............................   $    (80,073)  $   (129,759)  $   (236,544)  $   (237,621)
                                                                         ============   ============   ============   ============

Basic and diluted loss per share .....................................   $      (1.26)  $      (2.10)  $      (3.74)  $      (3.87)
                                                                         ============   ============   ============   ============

Weighted average shares outstanding ...................................    63,705,076    61,887,000     63,296,286     61,424,064
                                                                         ============   ============   ============   ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (in thousands)


                                                        Common                                                          Total
                                                        Stock       Stock                                               Stock
                                     Common Stock      Warrants  Subscirption  Additional   Deferred                   holders's
                                    ---------------    and Call     Notes        Paid-in   Option Plan   Accumulated    Equity
                                    Class A Class B     Option    Receivable     Capital  Compensation     Deficit     (Deficit)
                                    ------- -------    --------  ------------  ---------- ------------   -----------   ---------
Balance, December 31, 1999 .......   $55     $  8      $68,245    $  (1,270)   $ 417,652   $ (20,026)    $(367,943)    $  96,721
   Stock issued for acquisition...    --        --          --         --            250          --            --           250
   Amortization of stock-based
     compensation ................    --        --          --         --             --      10,702            --        10,702
   Stock options exercised .......     1        --          --         --          4,604          --            --         4,605
   Repricing of common stock
    warrants......................    --        --         139         --             --          --            --           139
   Dividends on redeemable and
     convertible preferred stock      --        --          --         --             --          --       (82,546)      (82,546)
   Accretion on redeemable
     preferred stock .............    --        --          --         --             --          --       (19,853)      (19,853)
   Net loss ......................    --        --          --         --             --          --      (134,145)     (134,145)
                                     ---     -----    --------  ---------      ---------   ---------     ---------     ---------
Balance, September 30, 2000
  (unaudited).....................   $ 56     $  8    $68,384   $  (1,270)     $ 422,506   $  (9,324)    $(604,487)    $(124,127)
                                     ====     ====    =======   =========      =========   =========     =========     =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                   -------------------------
                                                                                     2000             1999
                                                                                   ---------       ---------
                                                                                          (Unaudited)

Cash flows from operating activities:
  Net loss ..................................................................      $(134,145)      $(115,992)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................         65,168          56,844
    Stock-based compensation ................................................         10,840          13,712
    Program rights amortization .............................................         78,633          66,924
    Adjustment of programming to net realizable value .......................         24,400          70,499
    Payments for cable distribution rights ..................................         (6,113)        (28,523)
    Program rights payments and deposits ....................................        (87,712)        (96,228)
    Provision for doubtful accounts .........................................          2,450           5,119
    Deferred income tax benefit .............................................             --         (59,084)
    Loss on sale or disposal of assets ......................................          1,489            (671)
    Equity in loss of unconsolidated investment .............................             --           2,260
    Gain on restructuring of program rights obligations .....................         (9,988)             --
    Gain on sale of Travel Channel and television stations ..................           (662)        (59,453)
    Changes in assets and liabilities:
      (Increase) decrease in restricted cash and short-term investments .....         (2,945)          6,705
      Decrease (increase) in accounts receivable ............................          1,778          (8,875)
      Decrease (increase) in prepaid expenses and other current assets ......             29          (1,272)
      Decrease in other assets ..............................................          2,693           4,237
      Increase (decrease) in accounts payable and accrued liabilities .......          1,807         (11,160)
      Decrease (increase) in accrued interest ...............................         (4,536)          6,825
      (Decrease) increase in current income taxes payable ...................         (1,211)            480
                                                                                   ---------       ---------
        Net cash used in operating activities................................        (58,025)       (147,653)
                                                                                   ---------       ---------
Cash flows from investing activities:
   Redemption of short-term investments .....................................         44,169              --
   Acquisitions of broadcasting properties ..................................        (83,832)        (53,828)
   Decrease in investments in broadcast properties ..........................          7,018          10,189
   Collection of notes receivable from CAP Communications Inc. ..............             --          30,644
   Decrease in deposits on broadcast properties .............................          2,917           3,974
   Purchases of property and equipment ......................................        (16,249)        (22,604)
   DP Media cash balance upon  consolidation ................................             --           4,310
   Proceeds from sales of Travel Channel and television stations ............         10,150         120,727
                                                                                   ---------       ---------
       Net cash (used in) provided by investing activities ..................        (35,827)         93,412
                                                                                   ---------       ---------

Cash flows from financing activities:
   Proceeds from exchangeable and convertible preferred stock, net ..........             --         406,500
   Proceeds from borrowings of long-term debt ...............................          6,815          10,858
   Repayments of long-term debt .............................................         (2,007)         (1,633)
   Preferred Stock dividends paid ...........................................         (3,546)             --
   Payment of loan origination costs ........................................           (310)             --
   Proceeds from exercise of common stock options, net ......................          4,604           4,145
   Repayments of stock subscription notes receivable ........................             --           1,014
                                                                                   ---------       ---------
        Net cash provided by financing activities ...........................          5,556         420,884
                                                                                   ---------       ---------

(Decrease) increase in cash and cash equivalents ............................        (88,296)        366,643
Cash and cash equivalents at beginning of period ............................        125,189          49,440
                                                                                   ---------       ---------
Cash and cash equivalents at end of period ..................................      $  36,893       $ 416,083
                                                                                   =========       =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the year ended December 31, 1999.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and those of DP Media, Inc. ("DP Media"), a company acquired in June 2000 which, prior to such acquisition, was beneficially owned by family members of Mr. Paxson (See Note 4). All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 presentation. These financial statements, footnotes and discussions should be read in conjunction with the audited financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the definitive proxy statement for the annual meeting of stockholders held May 1, 2000, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, all of which were filed with the United States Securities and Exchange Commission.

2. GAIN ON FORGIVENESS AND ASSIGNMENT OF CERTAIN PROGRAM RIGHTS OBLIGATIONS

In March 2000, the Company gave up its rights to air certain syndicated programming, in exchange for approximately $4.9 million in cash and forgiveness of the remaining programming rights payments due under the original programming agreement. In September 2000, the Company assigned certain other programming rights to a third party who assumed the Company's remaining payment obligation. In connection with this transaction, $2.8 million of deferred gain was recorded. The deferred gain is being amortized over the term of the third party's assumed payments as the Company remains liable should the third party default. In connection with these transactions, the Company recorded a gain of approximately $10 million during the nine months ended September 30, 2000.

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

As a result of the Company's significant operating relationships with DP Media prior to its acquisition, the assets and liabilities of DP Media, together with its results of operations, were included within the consolidated financial statements of the Company as of September 30, 1999. The Company allocated the aggregate purchase price of DP Media to the assets acquired and liabilities assumed based on their relative fair market values. The assets, liabilities and results of operations of WWDP are no longer consolidated within the financial statements of the Company. The Company accounts for its equity interest in WWDP utilizing the equity method of accounting and has recorded its equity investment in WWDP within investments in broadcast properties as of September 30, 2000.

5. MANDATORILY REDEEMABLE PREFERRED STOCK

The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the nine month period ended September 30, 2000.


                                                                      Junior
                                                    Exchangeable   Exchangeable   Convertible   Convertible
                                         Junior      Preferred      Preferred      Preferred   Exchangeable
                                       Preferred       Stock          Stock          Stock      Preferred
                                       Stock 12%      12 1/2%        13 1/4%        9 3/4%       Stock 8%        Total
                                       ---------    ------------   ------------   -----------  ------------    --------
          Balance at December 31,
            1999...................    $  56,141     $ 217,561      $  236,226    $   83,644    $  356,235     $949,807

          Accretion................          536           507             877           367        17,566       19,853
          Accrual of cumulative
            dividends..............        5,319        21,115          24,682         6,530        24,900       82,546
          Cash dividends...........       (3,546)           --              --            --            --       (3,546)
                                       ---------     ---------      ----------    ----------    ----------   ----------
          Balance at September 30,
            2000 (unaudited).......    $  58,450     $ 239,183      $  261,785    $   90,541    $  398,701   $1,048,660
                                       =========     ==========     ==========    ==========    ==========   ==========
          Shares authorized........       33,000       440,000          72,000        17,500        41,500
                                       =========     ==========     ==========    ==========    ==========
          Shares issued and
            outstanding............       33,000        231,253         25,636         9,366        41,500
                                       =========     ==========     ==========    ==========    ==========

          Accrued dividends........    $   1,773     $   12,044     $   12,738    $       --   $    34,583
                                       =========     ==========     ==========    ==========   ===========


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

7. INCOME TAXES

For the nine months ended September 30, 2000, the Company recorded a valuation allowance related to its net deferred tax asset resulting from tax losses generated during the period. Management believes that it is more likely than not that it will be unable to realize such assets.

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

At September 30, 2000 and 1999, respectively, there were outstanding 10,916,936 and 12,248,139 stock options and 32,427,627 Class A common stock warrants at both September 30, 2000 and 1999. As of September 30, 2000, 37,611,032 shares of Class A common stock were reserved for possible future issuance in connection with the Series A and B Convertible Preferred Stock issues outstanding. These securities that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):


                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                       -----------------------------
                                                                         2000                 1999
                                                                       -------               -------
                                                                                 (Unaudited)
Supplemental disclosures of cash flow information:
     Cash paid for interest .................................          $36,472               $22,533
                                                                       =======               =======
     Cash paid for income taxes .............................          $ 1,211               $ 1,312
                                                                       =======               =======
Non-cash operating and financing activities:
     Accretion of discount on senior subordinated notes .....          $   329               $   286
                                                                       =======               =======
     Issuance of common stock in connection with acquisition           $   250               $    --
                                                                       =======               =======
     Beneficial conversion feature on issuance of convertible
        preferred stock .....................................          $    --               $65,467
                                                                       =======               =======
     Dividends accrued on redeemable preferred stock ........          $82,546               $52,570
                                                                       =======               =======
     Discount accretion on redeemable securities ............          $19,853               $ 3,592
                                                                       =======               =======
     Satellite distribution .................................          $    --               $15,000
                                                                       =======               =======
     Sale of KWOK in exchange for WCPX ......................          $    --               $30,000
                                                                       =======               =======


10. AMENDMENT TO SENIOR CREDIT FACILITY

In September 2000, the Company amended certain terms of its Senior Credit Facility. The amended terms include 1) allowing the Company to sell its communications towers and related equipment, 2) allowing the Company to sell its accounts receivable, 3) adjustment to the timing and amounts of principal amortization, and 4) the amendment of certain financial condition covenants. Currently, and under certain circumstances, the Company is required to deposit quarterly into escrow an amount equal to principal amortization due in the following quarter and annualized interest as calculated under the terms of the agreement. The amendment of terms related to principal amortization included reducing principal amortization from $70.2 million to $30.5 million through December 31, 2001. As amended, the Company will be required to make its two final principal payments under the Senior Credit Facility of $45.8 million on each of March 31, 2002 and June 30, 2002.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Paxson Communications Corporation (the "Company") is a network television broadcasting company whose principal business is the ownership and operation of the largest broadcast television station group in the United States through which it broadcasts PAX TV, the Company's network of family friendly programming. The Company commenced its television operations in early 1994 in anticipation of deregulation of the broadcast industry. In response to federal regulatory changes increasing limits on broadcast television station ownership and mandating cable carriage of local television stations, the Company has expanded rapidly, through acquisitions and construction of television stations, to establish the largest owned and operated broadcast television station group in the United States. The PAX TV Network reaches US television households through a distribution system comprised of broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index, as of September 30, 2000, the PAX TV Network reached 81% of US primetime television households through broadcast, cable and satellite distribution. Upon completion of pending transactions, the PAX TV Network will include 119 broadcast television stations, consisting of 66 of the 69 stations which are currently owned and operated by the Company, or in which the Company has an economic interest, and 54 non-owned or operated PAX TV affiliates. The stations, which the Company will own, operate or have an economic interest in, will reach 19 of the top 20 markets and 42 of the top 50 markets. The Company's consolidated operating revenues and expenses include the operating results of stations operated under time brokerage agreements.

In September 1999, the Company entered into a strategic and financial relationship with NBC, pursuant to which NBC (subject to the Federal Communications Commission's and Department of Justice's approval) has the ability to acquire voting and operational control of the Company. The Company and NBC have entered into a number of agreements affecting the Company's business operations, including an agreement under which NBC provides network sales, marketing and research services for the Company's PAX TV network, and joint sales agreements between the Company's stations and the NBC stations serving the same markets. Pursuant to the terms of the joint sales agreements, the NBC stations sell all non-network spot advertising of the Company's stations and receive commission compensation for such sales and the Company's stations may agree to carry one hour per day of the NBC station's syndicated or news programming. Certain Company station operations, including sales operations, are integrated with the corresponding functions of the related NBC station and the Company reimburses NBC for the cost of performing these operations. During the nine months ended September 30, 2000, the Company paid NBC approximately $10.0 million for commission compensation and cost reimbursements incurred in conjunction with these agreements.

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

This Report contains forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are made pursuant to the "safe harbor" provisions of the Securities Litigation Reform Act of 1995 and involve risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. Statements as to what the Company "believes", "intends", "expects", or "anticipates", and other similarly anticipatory expressions are generally forward-looking statements and are made only as of the date of this Report. All statements herein, other than those consisting solely of historical facts, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as business strategy, measures to implement strategy, competitive strengths, goals, projected revenues, costs and other financial results, references to future success and other events may be forward-looking statements. Statements herein are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and potential future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results, events and developments will conform with the Company's expectations is subject to a number of risks and uncertainties and important factors that could cause actual results, events and developments to differ materially from those referenced in, contemplated by or underlying any forward-looking statements herein, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in the forward-looking statements or otherwise adversely affect the Company's business include those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the US Securities and Exchange Commission.

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amount (contingent or otherwise) of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RESULTS OF OPERATIONS

The following table sets forth certain operating data for comparison of the three and nine months ended September 30, 2000 (in thousands):

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Three Months        For the Nine Months
                                                                      Ended September 30,        Ended September 30,
                                                                   -----------------------     -----------------------
                                                                     2000          1999          2000          1999
                                                                   ---------     ---------     ---------     ---------
                                                                        (Unaudited)                (Unaudited)

Revenues ......................................................    $  73,443     $  58,051     $ 230,050     $ 167,684
                                                                   ---------     ---------     ---------     ---------
Expenses:
  Programming and broadcast operations ........................       10,048         8,330        28,532        24,153
  Program rights amortization .................................       26,702        24,332        78,633        66,924
  Selling, general and administrative .........................       47,105        41,435       134,876       123,249
  Time brokerage and affiliation fees .........................          961         4,425         4,331        13,057
  Stock-based compensation ....................................        3,090         9,419        10,840        13,712
  Adjustment of programming to net realizable value ...........           --            --        24,400        70,499
  Depreciation and amortization ...............................       22,594        19,488        65,168        56,844
                                                                   ---------     ---------     ---------     ---------
      Total expenses ..........................................      110,500       107,429       346,780       368,438
                                                                   ---------     ---------     ---------     ---------

Operating loss ................................................      (37,057)      (49,378)     (116,730)     (200,754)
                                                                   ---------     ---------     ---------     ---------

Other income (expense):
  Interest expense ............................................      (11,962)      (10,997)      (35,354)      (32,714)
  Interest income .............................................        3,271         1,758        11,957         4,686
  Other expenses, net .........................................       (2,227)         (686)       (4,668)       (1,694)
  Gain on restructuring of program rights obligations..........           78            --         9,988            --
  (Loss) gain on sale of Travel Channel and television stations        2,462            --           662        59,453
  Equity in loss of unconsolidated investment .................           --            --            --        (2,260)
                                                                   ---------     ---------     ---------     ---------
Loss before income taxes ......................................      (45,435)      (59,303)     (134,145)     (173,283)
Income tax benefit ............................................           --        16,050            --        57,291
                                                                   ---------     ---------     ---------     ---------
Net loss ......................................................      (45,435)      (43,253)     (134,145)     (115,992)

Beneficial conversion feature on issuance of convertible
preferred stock ...............................................           --       (65,467)           --       (65,467)
Dividends and accretion on redeemable preferred stock .........      (34,638)      (21,039)     (102,399)      (56,162)
                                                                   ---------     ---------     ---------     ---------
Net loss available to common stockholders .....................    $ (80,073)    $(129,759)    $(236,544)    $(237,621)
                                                                   =========     =========     =========     =========

Other Data:
   EBITDA (a) .................................................    $ (10,412)    $ (16,046)    $ (11,991)    $ (46,642)
                                                                   =========     =========     =========     =========
   Program rights payments and deposits .......................    $  31,105     $  38,741     $  87,712     $  96,228
                                                                   =========     =========     =========     =========
   Payments for cable distribution rights .....................    $   3,953     $   7,931     $   6,113     $  28,523
                                                                   =========     =========     =========     =========
   Capital expenditures .......................................    $   7,383     $   6,426     $  16,249     $  22,604
                                                                    =========     =========     =========     =========
   Cash flows used in operating activities ....................    $ (31,117)    $ (45,047)    $ (58,025)    $(147,653)
                                                                   =========     =========     =========     =========
   Cash flows (used in) provided by investing activities ......    $ (15,913)    $  22,540     $ (35,827)    $  93,412
                                                                   =========     =========     =========     =========
   Cash flows provided by financing activities ................    $   5,492     $ 409,152     $   5,556     $ 420,884
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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Total revenues increased to $73.4 million for the three months ended September 30, 2000 from $58.1 million for the three months ended September 30, 1999, or 26.3%. Total revenues increased to $230.1 million for the nine months ended September 30, 2000 from $167.7 million for the nine months ended September 30, 1999, or 37.2%. Revenues increased for the three and nine month periods ended September 30, 2000 due to increases in revenues from the PAX TV Network and the Company's television stations. The increase in network revenues resulted from increases in ratings and distribution of the PAX TV Network combined with the sales efforts associated with the Company's network sales agreement with NBC. The increase in television station revenues resulted from an increase in ratings and television station acquisitions. In addition, the Company's increasing long-form programming rates continued to enhance both network and television station revenue growth for the quarter.

Expenses increased to $110.5 million for the three months ended September 30, 2000 from $107.4 million for the three months ended September 30, 1999, or 2.9%. Program rights amortization increased $2.4 million, reflecting the increased cost of new programming as well as higher usage of certain shows this year compared to last year. Selling, general and administrative costs increased $5.7 million which primarily reflects increased sales commissions which rise in proportion to revenues. Time brokerage and affiliation fees decreased by $3.5 million due to the completion of related acquisitions. Stock-based compensation decreased by $6.3 million due to the change in the vesting schedule of certain options which accelerated a portion of the expense from future periods into the second quarter of 2000 and the lower number of options granted in 2000 compared to the same period in 1999. Depreciation and amortization increased $3.1 million primarily related to assets acquired.

Expenses decreased to $346.8 million for the nine months ended September 30, 2000 from $368.4 million for the nine months ended September 30, 1999, or 5.9%. The decrease in expense primarily relates to the programming rights adjustment to net realizable value of $24.4 million in the current year period compared to $70.5 million in the same period in 1999 and decreased time brokerage and affiliation fees of $8.7 million due to the completion of related acquisitions. These decreases in expenses were partially offset by other significant expense increases including program rights amortization of $11.7 million, reflecting the increased cost of new programming as well as higher usage of certain shows this year compared to last year, increased selling, general and administrative costs of $11.6 million which primarily reflects increased sales commissions which rise in proportion to revenues, and higher depreciation and amortization of $8.3 million primarily related to asset acquisitions.

Interest expense for the three months ended September 30, 2000, increased 8.8% to $12.0 million, and increased 8.1% for the nine months ended September 30, 2000 to $35.4 million over the same periods in 1999. These increases were primarily due to a greater level of senior debt and higher rates on the Company's floating rate debt throughout the period. At September 30, 2000, total long-term debt and senior subordinated notes were $392.7 million compared with the balance of $388.4 million as of December 31, 1999.

Interest income for the three months ended September 30, 2000 increased 86% to $3.3 million, and increased 155.2% for the nine months ended September 30, 2000 to $11.9 million over the same periods in 1999. These increases were primarily due to the investment of the cash proceeds from the September 1999 $415 million Series B Convertible Preferred Stock sale to NBC.

The 2000 gain on the sale of television stations primarily reflects the Company's sale of its Little Rock, Arkansas television station. The 1999 gain on sale of Travel Channel and television stations reflects the Company's sale of its interest in the Travel Channel and the transfer of the Company's interest in KWOK during the first quarter of 1999 and the sale of four television stations during the second quarter of 1999.

Gain on restructuring of program rights obligations primarily reflects the Company's return of certain programming rights that it had written off during 1999, in exchange for cash of $4.9 million and the cancellation of the remaining payment obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are for the funds required to complete announced acquisitions of broadcasting properties, capital expenditures on existing and acquired properties, syndicated programming rights payments, cable carriage and promotion payments, debt service payments and working capital. The Company's primary sources of liquidity are its net working capital and availability under the Equipment Facility for the funding of capital expenditures. As of September 30, 2000, the Company has $117.7 million in cash and short-term investments and working capital of approximately $97.3 million. During the nine months ended September 30, 2000, the Company's working capital decreased $140.5 million due to use of $83.8 million to complete the acquisition of television stations, $36.5 million to pay interest due under certain of the Company's debt instruments, $16.2 million to fund capital expenditures, and $21.5 million to fund other operating activities offset by proceeds from the exercise of stock options, additional borrowings under the Equipment Facility and proceeds from the sale of certain of the Company's television stations.

The terms of certain of the Company's preferred securities and the indenture relating to its Senior Subordinated Notes contain covenants which currently preclude the Company from incurring additional indebtedness except for certain indebtedness related to the funding of capital expenditures. The Company believes that it will not be able to incur additional indebtedness as a result of these covenants, other than to fund capital expenditures, until the second half of 2002. In September of 2000, the Company amended certain terms of its Senior Credit Facility. The amended terms included 1) permitting the Company to sell its communications towers and related equipment, 2) permitting the Company to sell its accounts receivable, 3) adjustment to the timing and amounts of principal amortization and 4) the amendment of certain financial condition covenants. Currently, and under certain circumstances, the Company is required to deposit quarterly into escrow an amount equal to principal amortization due in the following quarter and annualized interest as calculated under the terms of the agreement. The amendment of terms related to principal amortization included reducing principal amortization from $70.2 million to $30.5 million through December 31, 2001. As amended, the Company will be required to make its two final principal payments under the Senior Credit Facility of $45.8 million on each of March 31, 2002 and June 30, 2002.

In August 1998, the Company entered into the $50 million Equipment Facility, which matures the first business day of October 2003. In March 2000, the Equipment Facility was amended to increase the maximum borrowings thereunder to $65 million and extend the draw down period through December 31, 2000. In addition, the commencement date of certain financial covenant compliance obligations and initial scheduled principal payments has been extended to December 31, 2001. In exchange for these amendments, the borrowing rates under the Equipment Facility have been increased. All borrowings under this facility are secured by the equipment purchased with the proceeds drawn. At September 30, 2000, the Company had borrowings of approximately $41.1 million outstanding under the Equipment Facility. The Company intends to use the Equipment Facility to fund the majority of its capital expenditure needs through December 31, 2000.

The Company intends to enter into agreements to sell certain of its assets and anticipates the proceeds from these transactions to be approximately $50 to $100 million. These assets include the Company's television stations serving markets in Puerto Rico, Honolulu, Boston/Merrimack/New Hampshire, Phoenix/Flagstaff, St. Louis, and certain other LPTV stations. The Company expects to receive the proceeds related to these asset sales during 2001 and 2002. The Company believes that cash provided by future operations, net working capital, its availability under the Equipment Facility and its current plan to sell certain non-strategic assets will provide the liquidity necessary to meet its obligations and financial commitments. The Company also anticipates that it will refinance all or a portion of its outstanding indebtedness in or before the first quarter of 2002.

Cash used in operations of approximately $58.0 million and $147.7 million for the nine months ended September 30, 2000 and 1999, respectively, primarily reflects the operating costs incurred in connection with the operation of PAX TV and the related cable distribution rights and programming rights payments. Cash used in investing activities of approximately $35.8 million for the nine months ended September 30, 2000 primarily reflects the acquisitions of, and investments in, broadcast properties including stations in Boston, Massachusetts; Sacramento, California; Providence, Rhode Island; and the DP Media stations (which included stations serving markets in Raleigh, Grand Rapids, Boston/Norwell, Hartford, Washington D.C., St. Louis, Indianapolis, and Milwaukee), and purchases of equipment for acquired and existing properties, net of short-term investments redeemed. This is in contrast to cash provided by investing activities of approximately $93.4 million for the nine months ended September 30, 1999, which primarily reflects the proceeds from the sale of the Travel Channel and television stations, net of funds used for the acquisition of broadcast properties. Cash provided by financing activities primarily reflects the proceeds from long-term debt borrowings and the exercise of common stock options net, of repayments of long-term debt and preferred stock dividends paid.

The Company has generated operating losses since the launch of PAX TV. The Company has outsourced its network sales operations to NBC and has entered into joint sales agreements ("JSAs") in the eleven markets where NBC and PAX TV both have owned and operated stations. The Company has also entered into twelve JSAs with NBC affiliated stations and six JSAs with other broadcasters and plans to enter into additional JSAs with NBC affiliates and others in additional markets in an effort to increase revenues and reduce expenses. The Company is unable to predict how quickly the additional JSAs may be implemented or the timing or magnitude of their effects on the Company's operating results.

As of September 30, 2000, the Company had agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to broadcast properties totaling approximately $69.0 million, net of deposits and advances.

As of September 30, 2000, the Company's programming contracts require collective payments by the Company of approximately $234.4 million as follows (in thousands):


                                              Obligations       Program
                                              For Program       Rights
                                                Rights        Commitments       Total
                                              ----------      -----------     ---------
2000 (October- December).................     $   29,943       $  12,399    $   42,342
2001.....................................         74,974           8,284        83,258
2002.....................................         55,243           9,372        64,615
2003.....................................         18,272           8,692        26,964
2004.....................................          6,106           6,650        12,756
2005.....................................             --           4,433         4,433
                                              ----------      ----------     ---------
                                              $  184,538      $   49,830     $ 234,368
                                              ==========      ==========     =========


The Company has also committed to purchase at similar terms additional future series episodes of its licensed programs should they be made available.

As of September 30, 2000, obligations for cable distribution rights require collective payments by the Company of approximately $17.7 million over such periods as follows (in thousands):

     2000 (October - December)................................... $ 8,599
     2001 .......................................................   6,403
     2002 .......................................................   2,120
     2003 .......................................................     180
     2004 .......................................................     180
     2005........................................................     180
                                                                  -------
                                                                  $17,662
     Less: Amount representing interest .........................  (1,069)
                                                                  -------
     Present value of cable rights payable ...................... $16,593
                                                                  =======


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

SEASONALITY

Our results usually are subject to seasonal fluctuations, which result in fourth quarter broadcast operating income being greater usually than first, second, and third quarter broadcast operating income. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday season spending and an increase in viewership during this period.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  List of Exhibits:

Exhibit
Number   Description of Exhibits
-------  ------------------------

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

3.1.4 Certificate of Designation of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock (3)

3.1.5 Certificate of Designation of the Company's 9 3/4% Series A Convertible Preferred Stock (4)

3.1.6 Certificate of Designation of the Company's 13 1/4% Cumulative Junior Exchangeable Preferred Stock (4)

3.1.7 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (5)

4.3.8 Second Amended and Restated Credit Agreement, dated as of April 28, 1998, among Paxson Communications Corporation, the lenders from time to time parties thereto and Union Bank of California, N.A., as Agent.

4.3.9 Amendment, dated as of March 31, 2000, to the Second Amended and Restated Credit Agreement, dated as of April 28, 1998, among Paxson Communications Corporation, the lenders from time to time parties thereto and Union Bank of California, N.A., as Agent.

4.3.10 Second Amendment, dated as of September 28, 2000, to the Second Amended and Restated Credit Agreement, dated as of April 28, 1998, among Paxson Communications Corporation, the lenders from time to time parties thereto and Union Bank of California, N.A., as Agent.

27       Financial Data Schedule (for SEC use only)

-----------------------------------------------------

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



                                     PAXSON COMMUNICATIONS CORPORATION



Date: November 8, 2000               By: /s/ Jeffrey Sagansky
                                         ---------------------------------------
                                     Jeffrey Sagansky
                                     Chief Executive Officer, President
                                     and Director (Principal Executive Officer)




Date: November 8, 2000               By: /s/ Thomas E. Severson, Jr.
                                         ---------------------------
                                     Thomas E. Severson, Jr.
                                     Senior Vice President and
                                     Chief Financial Officer (Principal
                                     Financial Officer)