Form 10-K
period 2000-12-31
PAXSON COMMUNICATIONS CORP
filed 2001-03-29
CIK 923877

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

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 1-13452

                       PAXSON COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                        59-3212788
      (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
                       organization)

601 CLEARWATER PARK ROAD, WEST PALM BEACH, FLORIDA                  33401
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 5, 2001 is $365,733,564 computed by reference to the closing price for such shares on the American Stock Exchange.

     The number of shares outstanding of each of the registrant's classes of common stock, as of March 5, 2001 was: 55,986,911 shares of Class A Common Stock, $0.001 par value, and 8,311,639 shares of Class B Common Stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 1, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    23
Item 3.   Legal Proceedings...........................................    23
Item 4.   Submission of Matters to a Vote of Security Holders.........    23
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    24
Item 6.   Selected Financial Data.....................................    25
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    26
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    32
Item 8.   Financial Statements and Supplementary Financial Data.......    32
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    32
Item 10.  Directors and Executive Officers of the Registrant..........    33
Item 11.  Executive Compensation......................................    33
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    33
Item 13.  Certain Relationships and Related Transactions..............    33
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    33

ITEM 1. BUSINESS

GENERAL

     Paxson Communications Corporation (the "Company") is a network television broadcasting company whose principal business is the ownership and operation of the largest broadcast television station group in the United States through which it broadcasts PAX TV, the Company's family programming network. The Company commenced its television operations in early 1994 in anticipation of deregulation of the broadcast industry. In response to federal regulatory changes reducing restrictions on broadcast television station ownership and mandating cable carriage of local television stations, the Company has expanded rapidly, through acquisitions and construction of television stations, to establish the largest owned and operated broadcast television station group in the United States. The PAX TV Network reaches US television households through a distribution system comprised of owned and affiliated broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index ("NTI"), as of February 2001, the PAX TV Network reached 82% of US primetime television households through owned or affiliated broadcast stations, cable and satellite distribution. Upon completion of pending transactions, the PAX TV Network will include 124 broadcast television stations, consisting of 65 of the 73 stations which are owned and operated by the Company and 59 independently owned PAX TV affiliates. The stations which the Company will own or operate will reach 19 of the top 20 markets and 42 of the top 50 markets.

     The Company launched the PAX TV Network on August 31, 1998. PAX TV is the brand name for the programming that the Company provides seven days per week through its television programming distribution system. PAX TV programming consists of original family entertainment programs as well as syndicated programs that have had, or are having, successful first runs on television in terms of audience ratings. The Company's strategy for PAX TV and its station group is to combine many of the favorable attributes of traditional television networks and network-affiliated television stations under one operation.

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

NBC TRANSACTION AND STRATEGIC RELATIONSHIP

     In September 1999, the Company and National Broadcasting Company, Inc. ("NBC") entered into a series of agreements pursuant to which NBC made a substantial financial investment in the Company. NBC also entered into an agreement with Lowell W. Paxson, the Company's Chairman and controlling stockholder ("Mr. Paxson"), and certain entities controlled by Mr. Paxson, under which NBC was granted the right (the "Call Right") to purchase all 8,311,639 shares of Class B Common Stock of the Company beneficially owned by Mr. Paxson, which shares are entitled to ten votes per share on all matters submitted to a vote of the Company's stockholders. Under these agreements, NBC has the ability to acquire voting and operational control of the Company, subject to the satisfaction of various conditions, including compliance with applicable provisions of the Communications Act of 1934, as amended (the "Communications Act") and the approval of the Federal Communications Commission ("FCC"). The agreements contemplate a number of arrangements between NBC and the Company which are intended to strengthen the Company's core broadcast group and PAX TV Network operations. For example, the Company and NBC entered into an agreement whereby NBC serves as the Company's exclusive sales representative to sell the Company's network advertising time for agreed compensation. Further, each of the Company's 13 stations operating in the 11 markets where NBC also owns and operates a station has entered into a joint sales agreement ("JSA") with the NBC station, pursuant to which many of the Company stations' operations have been or are being integrated with those of the NBC station. In addition, to date 26 Company stations have entered into JSAs with independently owned NBC-affiliated stations located in the same markets.

BUSINESS STRATEGY

     The Company's strategy is to maximize its cash flow by centralizing many functions that traditionally are managed at the local station level, partnering with broadcast stations under JSAs, optimizing the mix of network, national and local advertising sales to achieve the highest possible rates and providing viewers with a schedule of high-quality destination programming. The principal components of the Company's business strategy are as follows:

     - Maintain a Centralized, Low-Cost Operating Structure. The Company centralizes many station functions, including programming, promotions, advertising, research, engineering, accounting and sales traffic control at the Company's headquarters. The Company's stations typically have three to 12 employees compared to an average of 100 employees at network-affiliated stations, and an average of 60 employees at independent stations in markets of similar size to the Company's. Unlike other stations, the Company's stations do not purchase programming individually. As part of its low-cost operating strategy, the Company promotes the PAX TV brand and each of its local television stations by utilizing a centralized advertising and promotional program. All local advertisements and other promotional material share the same basic content but are customized to identify and highlight each local market. Management believes that the Company is able to obtain volume discounts on the procurement of print and other media advertising used to promote PAX TV programming and the Company's television stations.

     - Expand Strategic Relationship with NBC. In addition to the NBC JSAs described below, the Company continues to seek opportunities to improve its operations by developing its relationship with NBC. During calendar year 2000, the Company has integrated with NBC its network research, collections and inventory management functions in order to participate in certain efficiencies and advantages enjoyed by the larger corresponding areas of NBC's operations. These operating relationships with NBC are expected to increase the Company's core advertising revenues and streamline its network operations.

       The Company also continues to seek programming opportunities with NBC. The Company and NBC have shared the premiere of the dramatic series Mysterious Ways, plus special PAX TV runs of original NBC TV movies and sports programs. The Company's programming costs for its special PAX TV runs of original NBC TV movies have generally been less than the Company's existing syndicated programming costs. The Company believes the selective airing of NBC programming on the PAX TV Network will further improve PAX TV's viewer demographics and its positive ratings trend.

     - Achieve Local Television Station Operating Improvements by Implementing Joint Sales Agreements. The Company believes it can improve the operations of its local stations by entering into JSAs with broadcast stations in corresponding markets. As of March 15, 2001, the Company has entered into JSAs with respect to 45 of the Company's stations, consisting of JSAs between the Company and NBC for all 13 of the Company's stations serving the 11 markets also served by an NBC owned and operated station, 26 JSAs with independently owned NBC affiliated stations and six JSAs with other broadcast station operators. The Company intends to continue to seek to enter into JSAs with respect to the balance of its owned station group, other than those stations which are subject to pending sales transactions. A complete listing of each of the Company's stations and the partner with which the Company has executed a JSA is contained in the table set forth under the section of this Form 10-K entitled "Paxson Communications Corporation Broadcast Property Summary".

       While specific terms of each JSA vary depending upon market considerations and the attributes of the Company station and the corresponding JSA partner, each JSA generally shares the following basic structure: first, the local JSA partner will provide local and national spot advertising sales management and representation to the Company station, which the Company believes will allow the Company's stations to benefit from the strength of the JSA partner's sales organization and existing advertising relationships; second, each JSA partner will have the opportunity to provide local news and syndicated programming to supplement and enhance the Company station's PAX TV Network programming lineup; and third, the JSAs will provide for the integration and co-location of the Company station operations with the corresponding JSA partner in an effort to reduce costs through operating efficiencies and economies of scale.

     - Achieve Programming Economies of Scale and Original Programming Efficiencies. The Company achieves economies of scale as it purchases syndicated PAX TV programming for all of its stations. The Company provides programming centrally and is able to deliver its programming by satellite to its stations 24 hours per day, seven days per week. The Company has generally sought to purchase one-hour dramas since management believes that such programming is more cost efficient than programs of shorter duration. With the exception of local news and syndicated programming provided by JSA partners, each station offers substantially the same programming schedule. Generally, the Company has negotiated license agreements entitling it to exclusive nationwide distribution rights for a fixed cost, independent of the number of households which will receive such programming. These programming rights allow the Company to supply PAX TV programming to its owned and operated television stations, as well as to independently owned PAX TV affiliated television stations, satellite providers and cable television systems. The Company believes that by utilizing a centralized programming acquisition strategy, the Company generally incurs programming costs per station significantly lower than those of comparable television stations in similar markets.

       The Company also seeks to achieve cost efficiencies in the development of original programming for the PAX TV Network. The Company has developed original entertainment programming for PAX TV at substantially lower costs than those typically incurred by other broadcast networks for original entertainment programming and generally at a lower cost than the syndicated programming currently aired on PAX TV. The Company has been able to reduce original entertainment program production costs by employing innovative development and production techniques, such as the development of program concepts without the use of pilots, and by entering into production arrangements with foreign production companies with which the Company can share production costs, gain access to lower cost production labor and participate in tax incentives intended to reduce program production costs. In addition, the Company generally pre-sells the foreign and other distribution rights to its original PAX TV programming for a significant portion of the program's production costs, while retaining all of the domestic exploitation rights to its programming.

     - Provide Quality Family Programming. The Company has established itself as a leading provider of family programming. The Company is building the brand recognition of, and attracting viewers to, PAX TV by offering a combination of its growing library of original family programming and syndicated programming which is free of excessive violence, explicit sex and foul language. Certain of the syndicated programs purchased by the Company (Touched By An Angel, Diagnosis Murder) are still in production, and their new episodes continue to attract significant viewership.

       The Company continues to expand its original programming lineup. PAX TV airs its own original family programming including its newest program, Doc, starring recording artist Billy Ray Cyrus, Miracle Pets, Twice In A Lifetime, It's A Miracle, and Encounters with the Unexplained. With the addition of Doc, PAX TV now airs at least one hour of original prime time programming six days a week. The Company believes that increasing the amount of original PAX TV programming it airs will further improve its viewer demographics and its positive ratings trend. As the brand recognition of PAX TV continues to grow, management believes that PAX TV will reach viewers as a "destination channel" to which viewers turn regularly for family programming, and that PAX TV will continue to attract advertisers who want to reach the broad and desirable viewer demographics attracted by such programming.

     - Continue Airing Profitable Long-Form Paid Programming. The Company continues to carry a reduced but still significant schedule of long-form paid programming, including religious programming, traditional entertainment programming needing distribution and infomercials, primarily during the day, on weekends and during certain hours of weekday mornings. Long-form paid programming still provides a significant and stable base of revenue for the Company as it further develops the entertainment component of its PAX TV strategy.

     - Expand and Improve PAX TV Distribution. According to NTI data as of February 2001, PAX TV reaches approximately 82% of all US primetime television households. The Company intends to continue expanding the distribution of its PAX TV Network through the addition of affiliated broadcast television stations, cable systems and satellite television providers and, to a lesser extent, through newly constructed owned or operated television stations. The Company intends to expand its distribution to reach as many U.S. television households as possible in an economically beneficial manner. The Company has entered into agreements with many of the country's leading cable television multiple system operators ("MSOs"), whereby the Company receives carriage of its PAX TV programming on each of these entities' television distribution systems in certain markets or television households not currently served by the Company's broadcast television station group. The Company continues to seek to improve the channel positioning of its broadcast television stations on local cable systems across the country through negotiations with MSOs and to expand the cable carriage of its stations' signals through enforcement of the rules and regulations of the FCC pertaining to the mandatory carriage of broadcast television stations. The Company has also entered into agreements with the country's leading satellite television providers whereby the Company receives carriage of its PAX TV programming on the satellite television providers' systems. See "Federal Regulation of Broadcasting -- Must Carry/Retransmission Consent".

     - Develop the Company's Broadcast Station Group's Digital Television Platform. The Company currently owns and operates the largest broadcast television station group in the United States and intends to explore the most effective use of digital broadcast technology for each of its stations. Upon completion of the construction of the Company's digital broadcast facilities, the Company believes that it will be able to provide a significant broadband platform on which to multicast additional television networks. While the Company believes that proposed alternative and supplemental uses of its analog and digital spectrum will continue to grow in number, the viability and success of each proposed alternative or supplemental use of spectrum involves a number of contingencies and uncertainties, including the development of new or enhanced technologies and the willingness of consumers to adopt and use wireless services. Furthermore, the Company cannot predict what future actions the FCC or Congress may take with respect to regulatory control of these services. There can be no assurance that the Company's efforts to take advantage of digital technology will be commercially successful.

          PAXSON COMMUNICATIONS CORPORATION BROADCAST PROPERTY SUMMARY

     The Company owns or operates the following stations:

                         MARKET     STATION      BROADCAST
MARKET NAME               RANK    CALL LETTERS    CHANNEL      ECONOMIC INTEREST                JSA PARTNER(3)
-----------              ------   ------------   ---------   ---------------------   ------------------------------------
New York                    1       WPXN            31         Owned & Operated                      NBC
Los Angeles                 2       KPXN            30         Owned & Operated                      NBC
Chicago                     3       WCPX            38         Owned & Operated                      NBC
Philadelphia                4       WPPX            61         Owned & Operated                      NBC
San Francisco               5       KKPX            65         Owned & Operated           Granite Broadcasting Corp.
Boston(1)                   6       WPXB            60         Owned & Operated
Boston (3 stations)         6       WBPX            68         Owned & Operated
Dallas                      7       KPXD            68         Owned & Operated                      NBC
Washington D.C              8       WPXW            66         Owned & Operated                      NBC
Washington D.C              8       WWPX            60         Owned & Operated                      NBC
Detroit                     9       WPXD            31         Owned & Operated
Atlanta                    10       WPXA            14         Owned & Operated               Gannett Co., Inc.
Houston                    11       KPXB            49         Owned & Operated
Seattle                    12       KWPX            33         Owned & Operated                   Belo Corp.
Minneapolis                13       KPXM            41         Owned & Operated               Gannett Co., Inc.
Tampa                      14       WXPX            66         Owned & Operated         Media General Broadcast Group

                         MARKET     STATION      BROADCAST
MARKET NAME               RANK    CALL LETTERS    CHANNEL      ECONOMIC INTEREST                JSA PARTNER(3)
-----------              ------   ------------   ---------   ---------------------   ------------------------------------
Cleveland                  15       WVPX            23         Owned & Operated               Gannett Co., Inc.
Miami                      16       WPXM            35         Owned & Operated                      NBC
Phoenix                    17       KPPX            51         Owned & Operated               Gannett Co., Inc.
Phoenix/Flagstaff          17       KBPX            13       PS - Owned & Operated
Denver                     18       KPXC            59         Owned & Operated               Gannett Co., Inc.
Sacramento                 19       KSPX            29         Owned & Operated
Orlando                    21       WOPX            56         Owned & Operated
St. Louis                  22       WPXS            13       PS - Owned & Operated
Portland, OR               23       KPXG            22         Owned & Operated                   Belo Corp.
Indianapolis               26       WIPX            63         Owned & Operated            Dispatch Broadcast Group
Hartford                   27       WHPX            26         Owned & Operated                      NBC
Raleigh-Durham             29       WFPX            62         Owned & Operated                      NBC
Raleigh-Durham             29       WRPX            47         Owned & Operated                      NBC
Kansas City                30       KPXE            50         Owned & Operated      Scripps Howard Broadcasting Company
Nashville                  31       WNPX            28         Owned & Operated
Milwaukee                  33       WPXE            55         Owned & Operated         Journal Broadcast Group, Inc.
Salt Lake City             36       KUPX            16         Owned & Operated
San Antonio                37       KPXL            44         Owned & Operated            United Television, Inc.
Grand Rapids               38       WZPX            43         Owned & Operated
Birmingham                 39       WPXH            44         Owned & Operated                      NBC
Memphis                    40       WPXX            50             TBA - PA                  Raycom America, Inc.
Norfolk                    41       WPXV            49         Owned & Operated
New Orleans                42       WPXL            49             TBA - PA
West Palm Beach            43       WPXP            67         Owned & Operated      Scripps Howard Broadcasting Company
Buffalo                    44       WPXJ            51         Owned & Operated               Gannett Co., Inc.
Oklahoma City              45       KOPX            62         Owned & Operated           The New York Times Company
Greensboro                 47       WGPX            16         Owned & Operated
Louisville                 48       WBNA            21             TBA - RFR
Providence                 49       WPXQ            69         Owned & Operated                      NBC
Albuquerque                50       KAPX            14         Owned & Operated           Hubbard Broadcasting, Inc.
Wilkes Barre               52       WQPX            64         Owned & Operated           The New York Times Company
Jacksonville-Brunswick     53       WBSG            21         Owned & Operated
Fresno-Visalia             54       KPXF            61         Owned & Operated           Granite Broadcasting Corp.
Albany                     56       WYPX            55         Owned & Operated           Hubbard Broadcasting, Inc.
Tulsa                      59       KTPX            44         Owned & Operated      Scripps Howard Broadcasting Company
Charleston, WV             61       WLPX            29         Owned & Operated
Mobile                     62      Ch. 61           61              PA - CP
Knoxville                  63       WPXK            54         Owned & Operated      ACME Television of Tennessee, LLC(4)
Lexington                  66       WAOM            67                PA
Roanoke                    68       WPXR            35         Owned & Operated         Media General Broadcast Group
Des Moines                 70       KFPX            39         Owned & Operated           The New York Times Company
Honolulu                   72       KPXO            66         Owned & Operated
Shreveport                 76       KPXJ            21         Owned & Operated                   KTBS, Inc.
Spokane                    77       KGPX            31         Owned & Operated               KHQ, Incorporated
Portland-Auburn, ME        79       WMPX            23         Owned & Operated               Gannett Co., Inc.
Syracuse                   80       WSPX            56         Owned & Operated              Raycom America, Inc.
Cedar Rapids               89       KPXR            48         Owned & Operated        Second Generation of Iowa, Ltd.
Greenville-N. Bern        106       WEPX            38         Owned & Operated             GOCOM Television, LLC
Greenville-N. Bern        106       WPXU            35         Owned & Operated             GOCOM Television, LLC
Wausau                    136       WTPX            46            Owned - CP
Odessa                    151       KPXK            30       PS - Owned & Operated

                         MARKET     STATION      BROADCAST
MARKET NAME               RANK    CALL LETTERS    CHANNEL      ECONOMIC INTEREST                JSA PARTNER(3)
-----------              ------   ------------   ---------   ---------------------   ------------------------------------
Puerto Rico (3
  stations)(2)             NR       WJPX            24       PS - Owned & Operated
St. Croix                  NR       WPXO            15         Owned & Operated

---------------

   CP  Construction Permit
   PA  Pending Acquisition
   PS  Pending Sale
   RFR Right of First Refusal
   TBA Time-Brokerage Agreement

    (1)  Presently airing ValueVision programming.
    (2)  Presently airing long-form paid programming exclusively.
    (3)  Station subject to a joint sales agreement as of March 15, 2001.
    (4)  Terminates April 15, 2001.

COMPETITION

     The Company's PAX TV Network and its television stations compete with the other broadcast television networks and the other television broadcasting stations in their respective market areas. In addition, PAX TV and the Company's broadcast television stations compete with other advertising media, including cable television networks, newspapers, radio, magazines, outdoor advertising, transit advertising, and direct mail marketing, as well as newly developing Internet advertising alternatives and digital television programming services. Competition in the broadcast television network industry occurs on a national basis and not with respect to any specific market. Competition within the television broadcast station industry occurs primarily in individual market areas, so a station in one market does not generally compete with stations in other market areas. The Company faces competition from other broadcast networks and other stations in each of the Company's station markets who have substantial financial resources, including, in certain instances, networks and stations whose programming is directed to the same demographic groups as PAX TV programming. Factors that are material to competitive positions include a station's rank in its market, authorized power, assigned frequency, audience characteristics, channel position, local program acceptance and the programming characteristics of other stations in the market area.

     Although the television broadcasting industry is highly competitive, some barriers to entry exist. The operation of a television broadcasting station requires a license from the FCC, and the number of television stations that can operate in a given market is limited by the availability of stations that the FCC will license in that market. The television broadcasting industry historically has grown in terms of total revenue, despite the introduction of new technologies for the delivery of entertainment and information, such as the Internet, cable and direct satellite. There is no assurance that market fragmentation resulting from the application of new media technologies, such as digital television, will not have an adverse effect on the television broadcasting industry.

TELEVISION STATION PROGRAMMING AND OPERATING AGREEMENTS

     The Company has entered into JSAs with stations owned by third parties in markets served by Company stations. Under a JSA, the third party station will provide the Company station with sales, some limited programming and other related services while the Company station continues to broadcast the PAX TV Network programming. The Company has entered into affiliation agreements with stations owned by third parties pursuant to which the Company provides the station with PAX TV programming. The Company also provides PAX TV Network programming and certain operating services to stations owned by third parties pursuant to time brokerage agreements (each, a "TBA").

     Joint Sales Agreements. The Company has entered into JSAs with third parties who operate television stations serving the same markets as Company stations. Pursuant to a JSA, the JSA partner supplies sales and other operating services to the Company station and the Company station continues to broadcast the PAX TV Network programming. Some JSAs provide that the Company station will either rebroadcast the JSA partner's local newscasts or originate a local newscast produced by the JSA partner specifically for the Company station. Also, some JSA partners provide the Company with limited syndicated programming for broadcast on the Company station. Each JSA provides that the JSA partner will be reimbursed costs and paid a commission based on revenue generated by advertising sales on the Company station.

     Affiliation Agreements. To further the nationwide distribution of the PAX TV Network, the Company has entered into affiliation agreements with stations in markets where the Company does not otherwise own or operate a broadcast station. These stations include full power and low power television stations. Each affiliation agreement gives the particular station the right to broadcast the PAX TV Network programming, or portions of it, in such station's market. While the majority of such third party affiliation agreements include the distribution of the PAX TV Network's prime time programming (i.e., programming aired on PAX TV between the hours of 8:00 PM and 11:00 PM, Eastern Standard Time, Monday through Sunday), certain of such affiliates do not carry all of the PAX TV Network programming. Also, certain affiliates do not air PAX TV Network programming in the exact time patterns that such programming is broadcast on the PAX TV Network due to issues related to their specific markets. These affiliation agreements with third parties do not require the Company to pay cash compensation to the affiliate, but the affiliate is entitled to sell all or a portion of the non-network advertising time during the PAX TV Network programming hours.

     Time Brokerage Agreements. The Company has entered into TBAs with third parties under which the Company provides the third party station with PAX TV programming and retains the advertising revenues from the sale of time during these programs. The Company is currently operating the following stations pursuant to TBAs: WPXL, New Orleans, Louisiana; WPXX, Memphis, Tennessee; and WBNA, Louisville, Kentucky. The Company also has an option to acquire each of these stations (WBNA-TV is a right of first refusal). The Company may in the future enter into other TBAs to operate stations prior to their acquisition or to enable the Company to operate additional television stations that it might not be able to own under current FCC multiple station ownership restrictions.

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

     The Communications Act empowers the FCC, among other things, to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate the equipment used by stations; to impose fees for processing applications; to impose penalties for violations of the Communications Act or FCC regulations; and to conduct auctions to determine the licensee for new television channel allotments. The FCC may revoke licenses for, among other things, false statements made to the FCC or willful or repeated violations of the Communications Act or of FCC rules. Legislation has been introduced from time to time to amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. The Telecommunications Act of 1996 (the "1996 Act") changed many provisions of the Communications Act and required the FCC to change its existing rules and adopt new rules in several areas affecting broadcasting.

     The following is a brief summary of certain provisions of the Communications Act and the rules of the FCC. Reference should be made to the Communications Act and the rules, orders, decisions and published policies of the FCC for further information on FCC regulation of television broadcast stations.

     License Renewal. The Communications Act provides that a broadcast station license may be granted to an applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant's legal, technical, financial and other qualifications. Television broadcasting licenses are generally granted and renewed for a period of eight years, but may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. At the time the application is made for renewal of a television license, parties in interest, as well as members of the public may apprise the FCC of the service the station has provided during the preceding license term and urge the grant or denial of the application. Under the 1996 Act, as implemented in the FCC's rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. The statute modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (1) has served the public interest, convenience and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. All of the Company's existing licenses that have come up for renewal have been renewed and are in effect. The Company's licenses are subject to renewal at various times during 2004 through 2007. Although there can be no assurance that the Company's licenses will be renewed, the Company is not aware of any facts or circumstances that would prevent renewal.

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

     The FCC's multiple ownership rules may limit the permissible acquisitions and investments that the Company may make or the permissible investments that others may make in the Company. In 1999, the FCC substantially modified its multiple ownership and attribution rules. In January 2001, the FCC again modified these rules on reconsideration of its 1999 orders. The FCC's decision on reconsideration may be subject to further administrative proceedings and to review by the courts.

     The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership, or other association or entity. In the case of corporations holding broadcast licenses, the interests of officers, directors, and those who, directly or indirectly, have the right to vote five percent or more of the corporation's stock are generally attributable, as are positions as an officer or director of a licensee or a corporate parent of a broadcast licensee. The FCC treats all partnership and limited liability company interests as attributable, except for those limited partnership and limited liability company interests that are insulated under FCC policies. For insurance companies, certain regulated investment companies, and bank trust departments that hold stock for investment purposes only, stock interests become attributable with the ownership of twenty percent or more of the voting stock of the corporation holding or controlling broadcast licenses.

     In its January 2001 reconsideration orders, the FCC eliminated its "single majority shareholder" exception to its attribution rules prospectively, but will continue to apply the exception to interests held before December 14, 2000. Under that exception, the FCC generally did not treat any minority voting shareholder as attributable if one person or entity (such as Mr. Paxson in the case of the Company) held more than 50% of the combined voting power of the common stock of a broadcasting corporation. Under the FCC's new rule, a person who acquired a minority voting interest in a broadcasting corporation before December 14, 2000, will not have that interest treated as attributable for purposes of the FCC's ownership rules so long as a majority shareholder of the broadcasting corporation (such as Mr. Paxson in the case of the Company) continues to hold more than 50% of the combined voting power of the broadcast corporation. This exception for a minority interest acquired before December 14, 2000, will be permanent until the interest is transferred or assigned. If a broadcast interest otherwise subject to the exception becomes attributable because of a transfer or assignment, any other media interests held by the holder of the interest would be combined with the interests held in the Company for purposes of determining whether the acquiring shareholder meets the requirements of FCC ownership rules.

     Under its "equity-debt-plus" rules, the FCC treats certain combinations of debt and equity interests as attributable if the interest meets a two-part test. First, the combined equity and debt interest must exceed 33% of a station licensee's total assets, defined as the total amount of debt and equity capital. The value of the "total assets" of the licensee is to be determined by book value, assessed fair market value, or another method chosen by the licensee and acceptable under the FCC's policies. Second, the party holding the equity/debt interest must either (i) supply more than 15% of the station's total weekly programming or (ii) have an attributable interest in another media entity, whether TV, radio, cable or newspaper, in the same market. Non-voting equity, loans, and insulated interests count toward the 33% equity/debt threshold. The FCC also will consider any amounts paid to acquire warrants and any financial contributions made by a guarantor in connection with a guarantee of a loan. Non-conforming interests acquired before November 7, 1996, are permanently grandfathered for purposes of the equity-debt plus rules and thus do not constitute attributable ownership interests.

     Television National Ownership Rule. Under the Communications Act, no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. The FCC applies a 50% discount for purposes of calculating a UHF station's audience reach. The FCC counts the audience in each market only once. If a broadcast licensee has an attributable interest in a second television station in any of its markets -- whether by virtue of ownership, a local marketing agreement or a parent-satellite operation -- the audience for that market will not be counted twice for the purposes of determining compliance with the national cap.

     Television Duopoly Rule. The FCC's TV duopoly rule permits parties to own two TV stations without regard to signal contour overlap if each of the stations is located in a separate market referred to as designated market area ("DMA"). Parties in larger DMAs may own two television stations in the same DMA so long as (a) at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and (b) at least one of the two stations is not among the four top-ranked stations in the market based on audience share. Without regard to numbers of remaining or independently owned TV stations, the FCC permits television duopolies within the same DMA so long as the station's Grade A service contours do not overlap. Satellite stations that the FCC has authorized to rebroadcast the programming of a "parent" station will continue to be exempt from the duopoly rule if located in the same DMA as the "parent" station. The FCC may grant a waiver of the TV duopoly rule if one of the two television stations is a "failing" station or the proposed transaction would result in the construction of a new television station.

     Television Local Marketing and Joint Sales Agreements. Over the past few years, a number of television stations, including certain of the Company's television stations, have entered into agreements commonly referred to as local marketing agreements (or time brokerage agreements) and joint sales agreements. The form of these agreements varies. Pursuant to a typical local marketing agreement, separately owned and licensed television stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations serving a common geographic area agree to function cooperatively in terms of programming, advertising sales, and similar functions, subject to the requirement that the licensee of each station maintains independent control over the programming and operations of its own station. Under a typical joint sales agreement, two separately-owned stations agree to function cooperatively in advertising sales only.

     The FCC's attribution and TV duopoly rules apply to same-market local marketing agreements involving more than 15% of the brokered station's program time. Local marketing agreements in effect on August 5, 1999, are exempt from the TV duopoly rule for a limited period of time of either two years (until August 5, 2001) or until the FCC completes its 2004 biennial review, depending on the date of the adoption of the local marketing agreement. The rules do not apply to joint sales agreements; thus, these types of arrangements remain non-attributable under the FCC's ownership rules.

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

     Radio/Television Cross-Ownership Rule. The FCC's radio-television cross-ownership rule permits cross-ownership of stations in the same market based on the number of independently owned media voices in the local market. In large markets (that is, markets with at least 20 independently owned media voices), a single entity may own up to one television station and seven radio stations or, if permissible under the TV duopoly rule, two television stations and six radio stations. In a market that includes at least ten other independently owned media voices, a single entity may own a television station and up to four radio stations, and if permitted under the TV duopoly rule, two television stations and up to four radio stations. A single entity may own one radio station and one television station in a market or one radio station and two television stations, if permitted under the TV duopoly rule, without regard to the number of media voices in the market.

     Waivers of the radio-television cross-ownership rule will be granted only in situations where the station to be acquired is a failed station. In contrast to the TV duopoly rule, the FCC has stated that it will not waive the radio-television cross-ownership rule in situations of unbuilt stations.

     Local Television/Cable Cross-Ownership Rule. While the 1996 Act eliminated the statutory prohibition against the common ownership of a television station and a cable system that serve the same local market, the FCC's rules still contain this prohibition, although the FCC has initiated a proceeding to decide whether to retain it.

     Broadcast/Daily Newspaper Cross-Ownership Rule. The FCC's rules prohibit the common ownership of a radio or television broadcast station and a daily newspaper in the same market. In 1993, Congress authorized the FCC to grant waivers of the radio-newspaper cross-ownership rule to permit cross-ownership of a radio station and a daily newspaper in a top 25 market with at least 30 independent media voices, provided the FCC finds the transaction in the public interest. Under current policy, the FCC will grant a permanent waiver of the radio-newspaper cross-ownership rule only in those circumstances in which the effects of applying the rule would be "unduly harsh" (that is, the newspaper is unable to sell the commonly owned station, the sale would be at an artificially depressed price, or the local community could not support a separately-owned newspaper and radio station). The FCC previously has granted only two permanent waivers of this rule. The FCC has pending a notice of inquiry requesting comment on possible changes to its policy for waiving the rule.

     Biennial Review of Broadcast Ownership Rules. The 1996 Act requires the FCC to undertake a biennial review of its broadcast ownership rules. In the review completed in June 2000, the FCC declined to amend the national television ownership and the local television/cable cross-ownership rules, but stated it would begin rule making proceedings to clarify its local radio ownership rules and to consider relaxing the dual network rule and the standards for waiving the daily newspaper/broadcast cross-ownership rule. The FCC has begun a rule making proceeding to review its dual network rules.

     Expansion of the Company's broadcast operations on both a local and national level will continue to be subject to the FCC's ownership rules and any changes that may be adopted. Any relaxation of the ownership rules may increase the level of competition to the extent that any of the Company's competitors may have greater resources and thereby may be in a superior position to take advantage of such changes. Any restriction may also have an adverse effect on the Company. The Company cannot predict the ultimate outcome of the FCC's ownership proceedings or their impact on its business operations.

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

     Equal Employment Opportunity Requirements. In early 2000, the FCC adopted revised rules requiring broadcast licensees to develop and implement programs designed to promote equal employment opportunities and submit reports on these matters to the FCC. The United States Court of Appeals for the District of Columbia Circuit has struck down the recruitment, outreach and reporting portions of these rules as unconstitutional. The decision of the court remains subject to rehearing and to further review, and the FCC has suspended the enforcement of the rules pending further developments. The general prohibition against discrimination in employment remains in effect.

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

     In an ongoing rule making proceeding, the FCC is seeking to develop rules to govern the obligations of cable television systems for mandatory carriage of local television stations for obtaining retransmission consent during and following the transition from analog to digital television ("DTV") broadcasting. In an initial order in the proceeding, the FCC tentatively concluded that the licensee of a television broadcast station would not be entitled to mandatory carriage of both the station's analog signal and its digital signal, and would not be entitled to mandatory carriage of its digital signal unless it first gives up its analog signal. Furthermore, the FCC concluded that the "primary video" of a station's signal entitled to mandatory carriage is a single DTV programming stream and its program-related content. Thus, broadcasters with multiple DTV video programming streams would be required to designate the primary video stream eligible for mandatory carriage. The FCC has requested further comment on its tentative conclusion. If the FCC adheres to the position in its initial order, then mandatory carriage rights would be accorded only to those television stations operating solely with a digital signal. Television licensees nevertheless could negotiate with cable television systems for carriage of a digital signal pursuant to retransmission consent. The FCC's initial order also established technical requirements for the carriage of digital signals, including channel capacity, signal quality and signal content.

     The Company's television stations are also carried as distant signals on cable systems which are located outside of the stations' markets. The stations are carried pursuant to retransmission consent agreements which the Company has entered into with the cable systems. Cable systems must remit a compulsory license royalty fee to the United States Copyright Office ("Copyright Office") to carry the Company's stations in these distant markets as required by the Copyright Act of 1976, as amended (the "Copyright Act"). The Company has filed a request with the Copyright Office, which administers the compulsory license, to change the Company's stations' status under the compulsory license from "independent" to "network" signals, which would reduce the amount of royalties that a larger cable system would be required to remit in order to carry a Company station in a distant market. If the Copyright Office grants the Company's request, such larger cable systems would be permitted to carry the Company's stations at reduced royalty rates, and additional cable systems may transmit the Company's stations in distant markets. The Company cannot determine when the Copyright Office will act on its request, or whether it will receive a favorable ruling.

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

     Satellite Carriage of Television Broadcast Signals. Under the Satellite Home Viewer Act ("SHVIA"), a federal statute, satellite companies have authority to deliver local broadcast signals to customers residing in a television station's local market. After a transition period, satellite carriers must obtain retransmission consent from the television station before continuing carriage, and television stations must negotiate for retransmission consent in good faith. Beginning January 1, 2002, a satellite carrier delivering the signal of any local television station will be required to carry all stations licensed to the carried station's local market. With respect to the delivery of out-of-market, or distant, television broadcast signals to unserved customers, the legislation permits satellite carriers to provide the signal of a distant network affiliate to only those customers who cannot receive a signal of at least Grade B intensity from the local network affiliate. The legislation grandfathers for a period of five years from enactment current customers residing within a station's Grade B contour but outside of its Grade A contour who would otherwise be ineligible to receive distant network signals. To implement the statute, the FCC recently adopted procedural and administrative rules similar to the must-carry obligations that apply to cable television systems. Under the new rules, stations may elect either mandatory carriage or negotiation for retransmission consent. The first election period will be four years, with subsequent election periods set at three years to coincide with the cable election period. Broadcasters will be required to make their first satellite carriage election prior to July 1, 2001. The FCC has issued a report recommending that Congress retain the Grade B signal standard for purposes of determining whether a signal is distant.

     In September 2000, the Satellite Broadcasting and Communications Association ("SBCA"), DirecTV and EchoStar (two satellite service providers) filed a complaint with the U.S. District Court for the Eastern District of Virginia challenging the constitutionality of the statutory satellite must-carry requirements. In February 2001, SBCA filed a similar complaint with the Fourth Circuit Court of Appeals in Richmond and EchoStar filed a similar complaint with the Tenth Circuit Court of Appeals in Denver. Also in February 2001, NAB filed a complaint with the Court of Appeals for the D.C. Circuit alleging that the FCC failed to implement the SHVIA's must-carry requirements properly. The three February 2001 complaints have been consolidated into a single proceeding in the Fourth Circuit.

     Other Regulation. Television stations also may be subject to a number of other federal, state and local regulations, including regulations of the Federal Aviation Administration affecting tower height, lighting and marking, and federal, state, and local environmental and land use restrictions; general business regulation; and a variety of local regulatory concerns.

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

     Digital Television Service. The FCC has adopted rules for implementing DTV in the United States. Implementation of DTV service is intended to improve the technical quality of television broadcasts. In anticipation of the implementation of DTV operations, the FCC has adopted technical DTV standards and other rules necessary to protect the public interest. Each existing television station was allotted a second channel for its DTV operations. Each station must return one of its two channels at the end of the DTV transition period currently scheduled to end in 2006. The transition period could be extended in certain areas depending generally on the level of DTV market penetration.

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

     The FCC has adopted other rules to implement DTV service. The FCC imposes certain fees on DTV licensees for the transmission of non-broadcast services (such as paid subscription services) over their DTV spectrum. The FCC also has initiated rule making proceedings to examine: (1) whether, and the extent to which, "must carry" obligations should be applied to DTV service; (2) the extent to which additional public interest obligations should be imposed on DTV licensees; and (3) various DTV tower siting issues. The FCC modified certain of its rules to implement DTV services in its first periodic review. The FCC also established a timetable for stations to meet requirements for increased service areas and for permanent channel elections. The Company cannot predict the ultimate outcome of the FCC's digital cable carriage proceeding or the impact it might have on the Company's television stations.

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

     Class A Low Power Television. In November 1999, Congress passed the Community Broadcasters Protection Act of 1999, which directs the FCC to offer a new Class A status to qualifying low power television stations. To qualify, low power television stations must meet certain programming and operational criteria and were required to notify the FCC of their eligibility by January 28, 2000. Under rules adopted by the FCC to implement the statute, qualifying stations are required to submit a formal application for Class A status. The FCC's rules grant Class A stations a measure of protection against full power and other low power television stations. The protected status of Class A stations could limit the Company's ability to modify its television facilities in the future and could affect any pending applications for new or modified facilities to the extent that changes proposed by the Company would create interference to qualifying Class A stations. Class A stations will not be protected from interference from DTV stations proposing to maximize their DTV service, provided the DTV stations notified the FCC of their intent to maximize facilities no later than December 31, 1999, and filed a maximization application by May 1, 2000.

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

EMPLOYEES

     As of December 31, 2000, the Company had approximately 823 full-time employees and 106 part-time employees. The substantial majority of the Company's employees are not represented by labor unions. The Company considers its relations with its employees to be good.

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

TRADEMARKS AND SERVICE MARKS

     The Company has thirteen federally registered trademarks and service marks with another 81 applications pending. It does not own any patents nor does it have any patent applications.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS AND UNCERTAINTIES

     This Report contains "forward-looking statements" that reflect the Company's current views with respect to future events. All statements in this Report other than those that are simply statements of historical facts are generally forward-looking statements. These statements are based on the Company's current assumptions and analysis, which management believes to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from the Company's expectations. All forward-looking statements in this Report are made only as of the date of this Report, and the Company does not undertake to update these forward-looking statements, even though circumstances may change in the future.

     Among the significant risks and uncertainties which could cause actual results to differ from those anticipated in the Company's forward-looking statements or could otherwise adversely affect the Company's business or financial condition are those described below.

  High Level of Indebtedness; Restrictions Imposed by Terms of Indebtedness and Preferred Stock

     The Company is highly leveraged. At December 31, 2000, the Company had $405.5 million of total debt and redeemable securities with an aggregate liquidation preference of approximately $1,141.6 million. The Company may incur additional indebtedness to finance acquisitions and capital expenditures and for certain other corporate purposes. The Company's ability to incur indebtedness is subject to restrictions in the terms of the Company's Senior Secured Revolving Credit Facility (the "Credit Facility"), the Company's Equipment Purchase Credit Facility (the "Equipment Facility"), and the indenture (the "Indenture") governing the Company's 11 5/8% Senior Subordinated Notes (the "Notes"), as well as the terms of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (the "Junior Redeemable Preferred Stock"), the Company's redeemable
12 1/2% Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"), the Company's redeemable 13 1/4% Cumulative Junior Exchangeable Preferred Stock (the "Junior Exchangeable Preferred Stock"), the Company's
9 3/4% Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock") and the Company's 8% Series B Convertible Exchangeable Preferred Stock (the "Series B Convertible Preferred Stock", and collectively with the Junior Redeemable Preferred Stock, the Exchangeable Preferred Stock, the Junior Exchangeable Preferred Stock and the Series A Convertible Preferred Stock, the "Preferred Stock").

     The level of the Company's indebtedness and redeemable preferred stock could have important consequences to the Company, including that: (i) a significant amount of the Company's cash flow from operations must be dedicated to debt service and preferred stock dividends and will not be available for other purposes; (ii) the Company's ability to obtain additional financing may be limited; (iii) the Company's leveraged position and covenants contained in the Credit Facility, the Equipment Facility, the Indenture and the terms of the Preferred Stock (or any replacements thereof) could limit its ability to expand and make capital improvements and acquisitions; and (iv) the Company's level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and limit its flexibility in reacting to changes in its industry and economic conditions generally. Many of the Company's competitors currently operate on a less leveraged basis and may have significantly greater operating and financing flexibility than the Company.

     The Credit Facility, the Equipment Facility, the Indenture and the Preferred Stock contain covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. Currently, these covenants prevent the Company from incurring additional indebtedness other than limited amounts of certain types of permitted indebtedness (e.g., purchase money indebtedness), although refinancing of existing debt is not prohibited. If the Company defaults under the Credit Facility or the Equipment Facility, the lenders may terminate their lending commitments and declare the indebtedness under the Credit Facility or Equipment Facility immediately due and payable. If this were to occur, there is no assurance that the Company would have sufficient assets to pay indebtedness then outstanding. If the Company is unable to service its indebtedness or satisfy its dividend or redemption obligations with respect to its Preferred Stock, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There is no assurance that any of these strategies could be effected on satisfactory terms, if at all.

  History of Net Losses; Insufficiency of Earnings to Cover Fixed Charges; Negative Operating Cash Flow

     The Company has incurred losses from continuing operations in each of its fiscal years since inception. As a result of these net losses, for the years ended December 31, 2000, 1999 and 1998, the Company's earnings were insufficient to cover combined fixed charges and preferred stock dividend requirements by approximately $390.7 million, $369.6 million and $163.3 million, respectively (which amounts include the non-cash beneficial conversion feature on preferred stock totaling $75.1 million and $65.5 million in 2000 and 1999, respectively). The Company expects to continue to experience net losses available to common stockholders in the foreseeable future, principally due to interest charges on outstanding indebtedness, dividends on outstanding preferred stock and non-cash charges for depreciation and amortization expense related to fixed assets and intangible assets relating to acquisitions. Future net losses could be greater than those the Company has experienced in the past.

     The Company's cash flow from operations, as measured by its EBITDA (as defined in footnote (d) in Item 6. Selected Financial Data elsewhere in this Report), has been insufficient to cover its operating expenses, debt service requirements and other cash commitments in each of the years ended December 31, 2000, 1999 and 1998. The Company's negative EBITDA for these periods was $4.9 million, $45.8 million and $59.4 million, respectively. The Company has financed its operating cash requirements, as well as its capital needs, during these periods with the proceeds of financing activities, including the issuance of preferred stock and additional borrowings.

  Acceptance of New Television Network

     The Company's PAX TV Network is an early stage venture with a relatively limited operating history. The experiences of other new television networks of the past decade have demonstrated that gaining market acceptance of a new television network by viewing audiences and advertisers to a sufficient degree that the new network can attain profitability requires a substantial period of time and the commitment of significant financial, managerial and other resources. The network television industry has been dominated for many years by ABC, NBC and CBS, and only recently have additional broadcast networks entered the market. Most or all of the other television networks with which PAX TV competes have substantially greater financial and other resources available to them than the Company. While the Company believes that its approach is unique among broadcast television networks, in that it owns and operates the stations reaching most of the television households reached by the PAX TV Network, the Company's business model is different from those of traditional television networks and is unproven. The Company believes that the success of its business plan for PAX TV will depend, among other things, upon its ability to sell advertising at targeted rates, which is in turn dependent upon the Company's ability to provide popular television programming and nationwide audience reach, through the expansion and improvement of the Company's television distribution system, to a sufficient degree to cause PAX TV to be an attractive choice for advertising clients. There can be no assurance that the PAX TV Network will be successful.

  Reliance on Television Programming

     The success of the Company's PAX TV Network and its television station operations is dependent upon the Company's ability to provide programming which attracts sufficient numbers of viewers in desirable demographic groups to generate audience ratings that advertisers will find attractive. While PAX TV audience ratings and the Company's advertising revenues have generally been increasing since the launch of PAX TV on August 31, 1998, there can be no assurance that the Company's programming will attract sufficient targeted viewership or that the Company will be able to generate enough advertising revenues for its PAX TV operations to achieve profitability. Further, acquisitions of television programming rights may be made several years in advance and may require multi-year commitments, making it difficult to accurately predict how a program will perform in relation to its cost. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs. There can be no assurance that the Company will not be exposed in the future to increased programming costs which may materially adversely affect the Company's operating results. The Company's production of original programming for airing on PAX TV involves incurring production, talent and other ancillary costs. There is no assurance that the Company's original programming will be commercially successful.

  Operations under Joint Sales Agreements

     As of March 15, 2001, the Company has entered into JSAs with respect to 45 Company stations and expects to enter into additional JSA's with broadcasters in markets in which the Company has a station. While the Company believes that each of the stations which enters into a JSA should experience an improvement in overall operating performance through a combination of improved revenues and operating cost reductions, there can be no assurance that such operating improvements, if any, will be realized. In addition, if a JSA proves to be unsuccessful in a particular market, the Company may incur significant costs to transfer its JSA to another broadcast television station operator or resume operating independently.

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

     In an ongoing rule making proceeding, the FCC is seeking to develop rules to govern the obligations of cable television systems for mandatory carriage of local television stations for obtaining retransmission consent during and following the transition from analog to digital television broadcasting. In an initial order in the proceeding, the FCC tentatively concluded that the licensee of a television broadcast station would not be entitled to mandatory carriage of both the station's analog signal and its digital signal, and would not be entitled to mandatory carriage of its digital signal unless it first gives up its analog signal. Furthermore, the FCC concluded that the "primary video" of a DTV station's signal entitled to mandatory carriage is a single DTV programming stream and its program-related content. Thus, broadcast with multiple DTV programming streams would be required to designate the primary video stream eligible for mandatory carriage. The FCC has requested further comment on its tentative conclusion. If the FCC adheres to the position in its initial order, then mandatory carriage rights would be accorded only to those television stations operating solely with a digital signal. Television licensees nevertheless could negotiate with cable television systems for carriage of a digital signal pursuant to retransmission consent. The Company cannot predict the ultimate outcome of this proceeding or the effect upon the Company of a decision by the FCC to adhere to its tentative conclusions.

  Satellite Carriage of Television Broadcast Signals

     Under federal law, satellite service providers have authority to deliver local broadcast signals to customers residing in a television station's local market. After a transition period, satellite carriers must obtain retransmission consent from the television station before continuing carriage, and television stations must negotiate for retransmission consent in good faith. Beginning January 1, 2002, a satellite carrier delivering the signal of any local television station will be required to carry all stations licensed to the carried station's local market. With respect to the delivery of out-of-market, or distant, television broadcast signals to unserved customers, the legislation permits satellite carriers to provide the signal of a distant network affiliate to only those customers who cannot receive a signal of at least Grade B intensity from the local network affiliate. To implement the statute, the FCC recently adopted procedural and administrative rules similar to the must-carry obligations that apply to cable television systems. Under the new rules, stations may elect either mandatory carriage or negotiation for retransmission consent. The first election period will be four years, with subsequent election periods set at three years to coincide with the cable election period. Broadcasters will be required to make their first satellite carriage election prior to July 1, 2001. The FCC has issued a report recommending that Congress retain the Grade B signal standard for purposes of determining whether a signal is distant. The Company cannot predict the ultimate impact of the new regulations on its television stations.

     In September 2000, the Satellite Broadcasting and Communications Association ("SBCA"), DirecTV and EchoStar (two satellite service providers) filed a complaint with the U.S. District Court for the Eastern District of Virginia challenging the constitutionality of the statutory satellite must-carry requirements. In February 2001, SBCA filed a similar complaint with the Fourth Circuit Court of Appeals in Richmond and EchoStar filed a similar complaint with the Tenth Circuit Court of Appeals in Denver. Also in February 2001, NAB filed a complaint with the Court of Appeals for the D.C. Circuit alleging that the FCC failed to implement the must-carry requirements properly. The three February 2001 complaints have been consolidated into a single proceeding in the Fourth Circuit. The Company cannot predict the outcome of this litigation or its ultimate impact, if any, on its television stations.

  Government Regulation

     Each of the Company's television stations operates pursuant to one or more licenses issued by the FCC. The company's station licenses are subject to renewal at various times during 2004 through 2007. Third parties may challenge the Company's license renewal applications. Although the Company has no reason to believe that its licenses will not be renewed in the ordinary course, there can be no assurance that the licenses will be renewed. See "Item 1.
Business -- Federal Regulation of Broadcasting."

     The television broadcasting industry is subject to extensive and changing regulation. Among other things, the Communications Act and FCC rules and policies require FCC consent to assignments of FCC licenses and transfers of control of corporations or other entities holding broadcast licenses. Congress and the FCC currently have under consideration and may in the future adopt new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, adversely affect the ownership and operation of the Company's television stations, as well as the Company's business strategies. These matters include proposals to impose additional or increased spectrum use or other fees upon licensees; proposals to change rules relating to political broadcasting; technical and frequency allocation matters, and DTV; proposals to restrict or prohibit the advertising of alcoholic beverages; changes in the FCC's multiple ownership, alien ownership, and attribution rules and policies; proposals to allow telephone companies to deliver audio and video programming through existing phone lines; and proposals to limit the tax deductibility of advertising expenses. In addition, relaxation of existing multiple ownership and cross-ownership rules and policies by the FCC and other changes in the FCC's rules following passage of the 1996 Act have affected the competitive landscape in ways that could increase the competition faced by the Company, including competition from larger media, entertainment and telecommunications companies, some of which have greater financial resources than the Company.

  FCC Auction of 700 MHz Spectrum

     Eighteen of the Company's analog stations are licensed to broadcast on television channels 59-69. This group of channels occupies a portion of the frequency within the 700 MHz band of broadcast spectrum currently allocated to television broadcasters by the FCC (the "700 MHz Spectrum"). As part of the nationwide transition from analog to DTV broadcasting, the current rules of the FCC require that after

December 31, 2006, and subject to the further requirement that 85% of television households in a television market are capable of receiving DTV services (i.e., owning or otherwise having the use of DTV capable consumer television equipment), broadcasters give up their analog signal occupying the 700 MHz Spectrum in a given market and thereafter broadcast only on their allotted digital frequency, and the spectrum bandwidth vacated by the television broadcaster would then be made available by the FCC for alternative wireless communications and data applications. At the direction of Congress, and in anticipation of this clearing and repurposing of the 700 MHz Spectrum, the FCC has established an auction process (the "FCC Auction") to allow interested parties to bid on licenses to use the 700 MHz Spectrum. The Company believes that, based on auctions of spectrum in Europe and of the C&F spectrum block in the United States, both of which could be used for comparable wireless communications and data services, telecommunications companies and other potential providers of wireless data communications and data services are likely to be the most interested parties in bidding on the cleared 700 MHz Spectrum. However, recent developments and ongoing technological and regulatory delays have created substantial uncertainty as to the timing and consequences to the Company from the clearing and repurposing of the 700 MHz Spectrum. Furthermore, consumers have not accepted DTV equipment as rapidly as originally anticipated, which in turn has delayed the likely date on which minimum household penetration of DTV equipment would be high enough to cause broadcasters to give up their analog signals. In its current format, the FCC Auction requires bidders to make substantial, forfeitable deposits prior to bidding and winning bidders are required to make full payments to the FCC within certain specified periods after the auction is complete. Due to the delays described above, however, the Company believes that the winning bidders will be required to make payments to the FCC and incur the associated costs of the infrastructure development for new wireless communications and data services well in advance of the earliest date when broadcasters will be required by the FCC to abandon the 700 MHz Spectrum. The Company believes, and has, along with other incumbent broadcasters, lobbied Congress and the FCC, that it is in the best interest of broadcasters and the public that the FCC Auction proceed and that incumbent broadcasters and the potential bidders or winning bidders after the auction, enter into private arrangements, providing for compensation to incumbent broadcasters, in order to clear the 700 MHz Spectrum earlier than the dates currently required by law. On the other hand, the Company and broadcasters recently lobbied Congress and the FCC to delay the FCC Auction for four months in order to allow broadcasters to develop and implement strategies to vacate their 700 MHz Spectrum and secure alternative distribution. The FCC Auction was originally scheduled to commence in May, 2000, but has been delayed four times and is currently scheduled to commence on September 12, 2001. The Company is unable to predict whether there will be further delays in commencing the FCC Auction or when the Company will abandon, by private agreement or as required by law, the analog broadcast service of each of its 18 stations occupying the 700 MHz Spectrum. Furthermore, the Company is unable to predict when or if it will reach agreements with potential or winning bidders to facilitate the early clearing of the 700 MHz Spectrum utilized by its 18 stations, or the terms of any such arrangements, including any compensation to the Company. While the Company believes it should be able to secure suitable alternative distribution methods for its television programming in each of the 18 markets where it will eventually abandon its analog broadcast service, including utilizing the Company's own DTV allocation in those 18 markets or through third party cable and satellite distribution agreements, the Company could suffer adverse consequences if it were unable to secure such alternative distribution on reasonable terms and conditions. The Company is unable to predict the ultimate impact on its business of the abandonment of analog broadcast television service by each of its 18 television stations occupying the 700 MHz Spectrum.

  Dependence on Key Personnel

     The Company's business depends upon the efforts, abilities and expertise of its executive officers and other key employees, including Lowell W. Paxson, its Chairman and Jeffrey Sagansky, its Chief Executive Officer. If any of these executive officers were to leave the Company, the Company's operating results could be adversely affected.

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

  Competition

     The Company's television stations are located in highly competitive markets. The financial success of each of the Company's television stations depends, to a significant degree, upon its audience ratings, its share of the overall television advertising sales within its geographic market, the economic health of the market and the popularity of its programming. The audience ratings and advertising of such individual stations are subject to change and any adverse change in a particular market could have a material adverse effect on the revenue and cash flow of the Company. The Company's television stations compete for audience share and advertising revenue directly with other television stations and with other media within their respective markets. Some of the Company's competitors have greater resources than the Company, which may enhance their ability to compete successfully against the Company. There can be no assurance that the Company's stations will be able to obtain or maintain significant audience ratings and advertising revenue.

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

  Advertising Residual Payments to Performers Unions

     Approximately 25% of the Company's 2000 revenues relate to network commercial spot advertisements aired on the PAX TV Network. The Company believes substantially all of such network spot advertisements were produced by advertisers or their advertising agencies (the "Advertising Community") using performers who are members of the Screen Actors Guild and the American Federation of Television and Radio Artists (collectively, the "Guilds"). When network commercials are aired on broadcast and cable television networks, the performers are entitled to be paid by the Advertising Community certain royalties (referred to within the industry as "residual payments") which are determined under the collective bargaining agreements (the "Guild Agreements") between the Guilds and the Advertising Community. In the Fall of 2000, after the expiration of the then effective Guild Agreements (the "Old Guild Agreements") and a prolonged strike by performers, the Guilds and the Advertising Community entered into new Guild Agreements (the "Current Guild Agreements"). Under both the Old Guild Agreements and the Current Guild Agreements, the residual payments required to be paid by the Advertising Community in connection with advertisements aired on cable networks are substantially lower than the residuals required to be paid in connection with advertising aired on broadcast networks. To date, the Company believes that a substantial portion, if not most, of the network commercial spot advertising time purchased on the PAX TV Network was purchased by the Advertising Community under the assumption that the residual payment obligations the Advertising Community incurred in connection with airing such advertising spots on the PAX TV Network were to be calculated under the rates applicable to cable networks, not those applicable to broadcast networks. Although the Old Guild Agreements did not contain express language on how residual payments were to be calculated for advertisements aired on the PAX TV Network, the Current Guild Agreements include express provisions establishing residual rates which are applicable to network advertisements aired on PAX TV and are substantially lower than the rates applicable to broadcast networks but still higher, in most circumstances, than rates applicable to cable networks. As a result of this development, certain advertisers have informed the Company that its network advertising spots are not as attractive to advertisers as those of cable networks because of the relatively higher residual payments under the Current Guild Agreements for PAX TV Network advertisements as compared to advertisements on cable networks, the Company's primary competitor for network advertising sales. Accordingly, the Company has adopted new sales procedures in order to overcome this competitive disadvantage, including offering to pay advertisers the difference between the rate payable for PAX TV Network advertising and the rates payable by cable network advertisers (the "PAX Residual Indemnity"). The Company believes that this development with the Guilds should adversely affect only its network spot advertising business; all of its other network, national and local advertising revenues should be unaffected. While the Company believes it can substitute other forms of advertising to mitigate the effect of this development and that the PAX Residual Indemnity should reduce or overcome entirely the competitive disadvantage of PAX TV Network advertisements created by the residual payments structure under Current Guild Agreements, the Company is unable to predict or estimate the magnitude of the effect of this development on its network spot advertising revenues.

  Change of Control

     A "change of control" (as defined in the Credit Facility) constitutes an event of default under the Credit Facility. In the event of a "change of control" (as defined in the Indenture), the Company will be required to offer to purchase all of the outstanding Notes at a price equal to 101% of the principal amount thereof. In the event of a "change of control" (as defined with respect to the Exchangeable Preferred Stock, the Junior Exchangeable Preferred Stock, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock), the Company will be required to offer to purchase all of the shares of these preferred stocks then outstanding at 101% (100% for the Series A Convertible Preferred Stock) of the then effective liquidation preference thereof, plus accumulated and unpaid dividends. A "change of control" (as defined with respect to the Junior Redeemable Preferred Stock) will require the Company to pay a significantly higher dividend on the Junior Redeemable Preferred Stock, unless it is redeemed. Generally, under these instruments a change of control will be deemed to have occurred if any person, other than Mr. Paxson and his affiliates, acquires control of a majority of the voting power of the Company's outstanding capital stock or acquires more than one-third of the outstanding voting power and possesses voting power in excess of that possessed by Mr. Paxson and his affiliates, or there is a merger and the Company is not the surviving corporation and the stockholders of the Company do not own at least a majority of the outstanding common stock of the surviving corporation. The repurchase by the Company of the Notes or the redemption of any of the Preferred Stock upon a change of control could also cause a default under the Credit Facility. There can be no assurance that in the event of any change of control, the Company will have access to sufficient funds or will be contractually permitted under the terms of outstanding indebtedness to repay its indebtedness under the Credit Facility, repay the Notes, or pay the required purchase price for any shares of Preferred Stock tendered by holders. In this event, the Company could be required to seek third party financing to the extent it did not have sufficient available funds to meet its purchase obligations, and there can be no assurance that the Company would be able to obtain such financing on favorable terms, if at all.

  Risks Associated with NBC Investment

     On September 15, 1999, the Company entered into a series of agreements with NBC pursuant to which NBC made a $415 million investment in the Company and acquired rights to purchase additional Company securities, the exercise of which would result in NBC owning a majority of the total outstanding voting power of the Company.

     The agreements with NBC include affirmative and negative covenants of the Company and provisions requiring the Company to obtain the consent of NBC or its permitted transferee with respect to certain corporate actions, including the approval of annual budgets, expenditures materially in excess of budgeted amounts, certain programming acquisitions, material amendments to the Company's certificate of incorporation or bylaws, sale of a Company television station serving any of the top 20 markets or as a result of which the national household coverage of the Company's PAX TV Network would fall below 70%, material asset sales or purchases, any business combination where the Company would not be the surviving corporation or as a result of which there would be a change of control of the Company, issuance or sale of any capital stock (subject to certain agreed exceptions) or a stock split or recombination, any increase in the size of the Company's board of directors (other than an increase of up to two directors resulting from provisions of the Company's outstanding preferred stock), entering into any joint sales, joint services, time brokerage, local marketing or similar agreement as a result of which Company stations with national household coverage of 20% or more would be subject to such agreements, and other matters. NBC was also granted certain rights with respect to the broadcast television operations of the Company, including, among other things, the right to require the conversion of Company television stations to NBC network affiliates (subject to certain conditions and to the Company's right to decline such conversion if as a result the national household coverage of the Company's PAX TV Network would fall below 70%), a right of first refusal on a proposed sale of a Company television station, the right to require Company television stations to carry NBC network programming which is preempted by NBC network affiliates, and the right to negotiate on behalf of the Company to acquire interests in new media companies in exchange for advertising airtime on Company stations. In addition, three representatives of NBC have been elected to the Company's board of directors. NBC is therefore in a position to exert significant influence over the management and policies of the Company and, through the exercise of its contractual rights, to prevent the Company from taking actions which Company management may otherwise desire to take.

     NBC has the right, at any time that the FCC renders a final decision that NBC's investment in the Company is "attributable" to NBC (as such term is defined under applicable rules of the FCC), or for a period of 60 days beginning on September 15, 2002 and on each September 15 thereafter, to require the Company (or an assignee selected by the Company) to redeem the Series B Convertible Preferred Stock then held by NBC at a price equal to the aggregate liquidation preference thereof plus accrued and unpaid dividends thereon to the date of redemption. The Company will have one year in which to effect such a redemption, and its redemption obligation will be subject to the covenants contained in the terms of its outstanding debt and preferred stock limiting its ability to effect such a redemption. NBC also has the right, in case of certain events of default, to require the Company or its assignee to redeem the Series B Convertible Preferred Stock and shares of Class A Common Stock acquired upon conversion thereof then held by NBC at the higher of (i) the aggregate liquidation preference thereof plus accrued and unpaid dividends thereon or (ii) an amount per share of Class A Common Stock equal to the 45 day trailing average of the closing sale prices of the Class A Common Stock. The Company will have six months to effect such a redemption, and its redemption obligation will be subject to the covenants contained in the terms of its outstanding debt and preferred stock limiting its ability to effect such a redemption.

     Should the Company fail to effect a required redemption within the applicable period, NBC will generally be permitted to transfer without restriction all Company securities acquired by NBC, the Call Right, NBC's contractual rights described above, and its other rights under the related transaction agreements (provided that NBC's common stock purchase warrants and the Call Right shall expire, to the extent not exercised, upon the later of 30 days after such transfer or the date they would otherwise first become exercisable pursuant to their respective terms). Should the Company fail to effect a redemption triggered by an event of default on its part, NBC will also have the right to exercise in full the warrants and the Call Right without regard to the limitations on exercisability prior to February 1, 2002 otherwise applicable and, to the extent the minimum exercise price provisions of such instruments would otherwise be applicable, at a reduced minimum exercise price. Should NBC not exercise such rights, the Company shall have another 30 day period in which to effect a redemption, failing which, NBC may require the Company to effect, at the Company's option, a public sale or liquidation of the Company, after which time NBC shall not be permitted to exercise the warrants or the Call Right.

     There is no assurance that, should NBC exercise any of the redemption rights described above, the Company would have access to sufficient funds to pay the redemption price for the securities to be redeemed, or that the Company would be able to identify another party willing to purchase such securities at the required redemption prices thereof. If NBC were to exercise any of its redemption rights described above and the Company were unable to complete the redemption, the Company would be unable to prevent NBC's transfer of a controlling interest in the Company to a third party selected by NBC in its discretion or the ultimate public sale or liquidation of the Company. The occurrence of any of these events could have a material adverse effect upon the Company and upon the value of the Company's securities held by other persons. Further, there is no assurance that NBC will not exercise its rights with respect to the Company in a manner which could be materially adverse to the interests of other holders of Company securities.

ITEM 2. PROPERTIES

     The Company's corporate headquarters is in West Palm Beach, Florida. The types of properties required to support PAX TV and each of the Company's existing or to be acquired television stations include a satellite up-link facility, offices, studios and transmitter sites. The Company's satellite up-link facility is located on leased property in Clearwater, Florida. A station's studio is generally housed with its office in a downtown or business district. A station's transmitter site generally is located in a manner that provides the maximum market coverage the station can enjoy subject to its license. The studios and offices of the Company's stations and its corporate headquarters are located in leased or owned facilities. The Company's studio and office leases have expiration dates that range from one to ten years. The Company either owns or leases its transmitter and antenna sites. In several cases, the Company leases the land on which it has constructed its own tower and transmitter building allowing the Company to lease tower space to third parties. The Company's transmitter and antenna site leases have expiration dates that range generally from two to twenty years. The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. No single property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its television broadcasting business.

ITEM 3. LEGAL PROCEEDINGS

     In October, November, and December 1999, complaints were filed in the 15th Judicial Circuit Court in Palm Beach County, Florida, in the Court of Chancery of the State of Delaware and in Superior Court of the State of California against certain of the Company's officers and directors by alleged stockholders of the Company alleging breach of fiduciary duty by the directors in approving the transactions with NBC which occurred in September 1999. The complaints generally allege that the directors failed to pursue acquisition negotiations with a party other than NBC, which transaction would have provided the Company's stockholders with a substantial premium over the then market price of the Company's common stock, and instead completed the NBC transactions. All of these actions are at an early stage procedurally. The Company believes the suits to be wholly without merit and intends to vigorously defend its actions on these matters.

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

                                                   2000               1999
                                             ----------------   -----------------
                                              HIGH      LOW      HIGH       LOW
                                             -------   ------   -------   -------
First Quarter..............................  $12.375   $7.750   $10.063   $ 7.625
Second Quarter.............................    8.875    6.125    14.250     7.875
Third Quarter..............................   13.813    8.375    17.438    10.500
Fourth Quarter.............................   11.938    8.750    13.813     9.625

     On March 1, 2001, the closing sale price of the Class A Common Stock on the American Stock Exchange was $10.34 per share. As of that date, there were approximately 436 holders of record of the Class A Common Stock.

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

     In June 2000, the Company issued 30,000 shares of its Class A Common Stock to Ponce-Nicasio Broadcasting as partial consideration for the acquisition of the assets of television station KSPX serving the Sacramento, California market. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration for transactions by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended December 31, 2000. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data, insofar as it relates to each of the years presented, has been derived from annual financial statements, including the consolidated balance sheets at December 31, 2000 and 1999, and the related consolidated statements of operations and of cash flows for the three years ended December 31, 2000, and notes thereto appearing elsewhere herein. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" for a discussion of the Company's dividend policy.

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------
                                                           2000          1999          1998          1997          1996
                                                        -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Revenues..............................................  $   315,936   $   248,362   $   134,196   $    88,241   $    62,333
Less: agency commissions..............................      (44,044)      (34,182)      (16,908)      (10,537)       (7,855)
                                                        -----------   -----------   -----------   -----------   -----------
Net revenues..........................................      271,892       214,180       117,288        77,704        54,478
Operating loss........................................     (151,035)     (225,251)     (135,531)      (21,935)       (3,895)
Loss from continuing operations.......................     (178,525)     (160,372)      (89,470)      (36,504)      (30,436)
Income from discontinued operations(a)................           --            --         1,182       251,193         4,217
Net income (loss).....................................     (178,525)     (160,372)      (88,288)      214,689       (26,219)
Net income (loss) attributable to common
  stockholders(b).....................................     (391,329)     (314,579)     (137,955)      188,412       (48,127)
BASIC AND DILUTED PER SHARE DATA:(C)
Loss from continuing operations.......................  $     (6.16)  $     (5.10)  $     (2.31)  $     (1.17)  $     (1.20)
Discontinued operations...............................           --            --          0.02          4.67          0.10
Net income (loss).....................................        (6.16)        (5.10)        (2.29)         3.50         (1.10)
Weighted average shares outstanding -- basic and
  diluted.............................................   63,515,340    61,737,576    60,360,384    53,808,472    43,836,526
BALANCE SHEET DATA:
Working capital.......................................  $    74,298   $   237,855   $     1,807   $    86,944   $    76,201
Total assets..........................................    1,526,047     1,690,087     1,542,786     1,057,113       543,182
Current portion of bank financing.....................       15,966        18,698           529           496           645
Senior subordinated notes and bank financing..........      389,510       369,723       373,469       350,258       231,063
Total redeemable securities...........................    1,080,389       949,807       521,401       210,987       184,710
Total common stockholders' (deficit) equity...........     (199,789)       96,721       247,673       367,744       106,775
OTHER DATA:
EBITDA(d).............................................  $    (4,869)  $   (45,821)  $   (59,410)  $    30,140   $    19,537
Program rights payments and deposits..................      128,288       125,916        62,076        37,485         1,425
Payments for cable distribution rights................       10,727        30,713        19,905            --            --
Capital expenditures..................................       25,110        34,609        82,922        44,474        36,709
Cash flows used in operating activities...............      (76,036)     (181,808)     (150,580)      (76,041)       (2,551)
Cash flows used in investing activities...............      (12,784)     (160,508)     (168,486)      (21,772)     (258,530)
Cash flows provided by financing activities...........       14,994       418,065       285,865       118,705       254,761

---------------

(a) Includes gains on the 1997 disposal of the Company's former Network-Affiliated Television and Paxson Radio segments of $1.2 million and $254.7 million in 1998 and 1997, respectively, net of applicable income taxes.
(b) Includes dividends and accretion on redeemable preferred stock and redeemable common stock warrants, as applicable.
(c) Due to losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.
(d) "EBITDA" is defined as operating loss plus depreciation, amortization, stock-based compensation, programming net realizable value adjustments, restructuring and other one-time charges, and time brokerage and affiliation fees. EBITDA does not purport to represent cash provided by operating activities as reflected in the consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles, and it should not be considered in isolation. Management believes the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when evaluating the Company's operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a network television broadcasting company whose principal business is the ownership and operation of the largest broadcast television station group in the United States through which it broadcasts PAX TV, the Company's family programming network. The Company commenced its television operations in early 1994 in anticipation of deregulation of the broadcast industry. In response to federal regulatory changes reducing restrictions on broadcast television station ownership and mandating cable carriage of local television stations, the Company has expanded rapidly, through acquisitions and construction of television stations, to establish the largest owned and operated broadcast television station group in the United States. The PAX TV Network reaches US television households through a distribution system comprised of owned and affiliated broadcast television stations, cable television systems in markets not served by a PAX TV station and nationwide through satellite television providers. According to Nielsen Television Index, as of February 2001, the PAX TV Network reached 82% of US primetime television households through owned or affiliated broadcast stations, cable and satellite distribution. Upon completion of pending transactions, the PAX TV Network will include 124 broadcast television stations, consisting of 65 of the 73 stations which are owned and operated by the Company and 59 independently owned PAX TV affiliates. The stations which the Company will own or operate will reach 19 of the top 20 markets and 42 of the top 50 markets. The Company's consolidated operating revenues and expenses include the operating results of stations operated under time brokerage agreements.

     In September 1999, the Company and NBC entered into a series of agreements pursuant to which NBC made a substantial financial investment in the Company and, subject to the satisfaction of various conditions, including compliance with applicable provisions of the Communications Act and the approval of the FCC, has the ability to acquire voting and operational control of the Company. The Company and NBC have entered into a number of agreements affecting the Company's business operations, including an agreement under which NBC provides network sales, marketing and research services for the Company's PAX TV Network, and JSAs between the Company's stations and NBC's owned and operated stations serving the same markets. Pursuant to the terms of the JSAs, the NBC stations sell all non-network spot advertising of the Company's stations and receive commission compensation for such sales and the Company's stations may agree to carry one hour per day of the NBC station's syndicated or news programming. Certain Company station operations, including sales operations, are integrated with the corresponding functions of the related NBC station and the Company reimburses NBC for the cost of performing these operations. During the year ended December 31, 2000, the Company paid or accrued amounts due to NBC totaling approximately $17.8 million for commission compensation and cost reimbursements incurred in conjunction with these agreements. The Company believes it can improve the operations of substantially all of its television stations by entering into JSAs with NBC affiliated or other independently owned broadcast stations in corresponding markets.

     The Company's operating data throughout the periods discussed have been affected significantly by the timing and mix of television station acquisitions throughout such periods and the costs incurred to launch and support PAX TV. The Company's primary operating costs include employee salaries, administrative expenses, and payments with respect to syndicated program rights, cable distribution, ratings services and promotional advertising. The Company's business is subject to various risks and uncertainties, which may significantly reduce revenues and increase operating expenses. For example, a reduction in expenditures by television advertisers in the Company's markets may result in lower revenues. The Company may be unable to reduce expenses, including syndicated program rights fees and certain variable expenses, in an amount sufficient in the short term to offset lost revenues caused by poor market conditions. The broadcasting industry continues to undergo rapid technological change, which may increase competition within the Company's markets as new delivery systems, such as direct broadcast satellite and internet networks, attract customers.

     The changing nature of audience tastes and viewing habits may affect the continued attractiveness of the Company's broadcasting stations to advertisers upon whom the Company is dependent for its revenue. See
"Business -- Forward-Looking Statements and Associated Risks and Uncertainties" for a discussion of certain factors which could influence the Company's future performance and prospects.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth net revenues, the components of operating expenses, with percentages of net revenues, and other operating data for the years ended December 31 (in thousands):

                                                2000        %       1999        %        1998        %
                                              ---------   -----   ---------   ------   ---------   ------
Revenues....................................  $ 315,936           $ 248,362            $ 134,196
Less: agency commissions....................    (44,044)            (34,182)             (16,908)
                                              ---------           ---------            ---------
Net revenues................................    271,892   100.0     214,180    100.0     117,288    100.0
Expenses:
  Programming and broadcast operations......     38,633    14.2      33,139     15.5      26,717     22.8
  Program rights amortization...............    100,324    36.9      91,799     42.9      31,422     26.8
  Selling, general and administrative.......    137,804    50.7     135,063     63.1     118,559    101.1
  Time brokerage and affiliation fees.......      5,259     1.9      14,257      6.7      15,699     13.4
  Stock-based compensation..................     13,866     5.1      16,814      7.8      10,413      8.9
  Adjustment of programming to net
    realizable value........................     24,400     9.0      70,499     32.9          --       --
  Restructuring charge related to JSAs......      5,760     2.1          --       --          --       --
  Depreciation and amortization.............     96,881    35.6      77,860     36.3      50,009     42.6
                                              ---------   -----   ---------   ------   ---------   ------
    Total operating expenses................    422,927   155.5     439,431    205.2     252,819    215.6
                                              ---------   -----   ---------   ------   ---------   ------
Operating loss..............................  $(151,035)  (55.5)  $(225,251)  (105.2)  $(135,531)  (115.6)
                                              =========   =====   =========   ======   =========   ======
Other Data:
EBITDA......................................  $  (4,869)          $ (45,821)           $ (59,410)
Program rights payments and deposits........    128,288             125,916               62,076
Payments for cable distribution rights......     10,727              30,713               19,905
Capital expenditures........................     25,110              34,609               82,922
Cash flows used in operating activities.....    (76,036)           (181,808)            (150,580)
Cash flows used in investing activities.....    (12,784)           (160,508)            (168,486)
Cash flows provided by financing
  activities................................     14,994             418,065              285,865

  Years Ended December 31, 2000 and 1999

     Net revenues increased to $271.9 million for the year ended December 31, 2000 from $214.2 million for 1999, an increase of 26.9%. The increase in net revenues in 2000 is due to increases in advertising revenues from the PAX TV Network and the Company's television stations. The increase in PAX TV Network advertising revenues resulted from increases in ratings and distribution of the PAX TV Network and favorable results from the Company's network sales agreement with NBC. The increase in television station revenues resulted from an increase in ratings and television station acquisitions. In addition, the Company's increasing long-form programming rates continued to enhance both network and television station revenue growth.

     Expenses decreased to $422.9 million for the year ended December 31, 2000 from $439.4 million for 1999, a decrease of 3.8%. The decrease in expense primarily relates to the programming rights adjustment to net realizable value of $24.4 million in the current year compared to $70.5 million in 1999 and decreased time brokerage and affiliation fees of $9.0 million due to the completion of related acquisitions. These decreases in expenses were partially offset by other significant expense increases including program rights amortization of $8.5 million, reflecting the increased cost of new programming as well as higher usage of certain shows this year compared to last year, increased programming and broadcast operations costs of $5.5 million due primarily to completion of acquisitions, and higher depreciation and amortization of $19.0 million primarily related to acquisitions as well as accelerated depreciation on assets to be disposed of in connection with the JSA restructuring plan described below.

     During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into JSAs with third party broadcast stations in the Company's remaining non-JSA markets. As of March 15, 2001, the Company has entered into JSAs for 45 of its television stations, 19 of which entered into JSAs prior to the date management approved the JSA restructuring plan. Under the JSA structure, the Company generally carries no on-site station sales staff. The JSA partner then provides local and national spot advertising sales management and representation to the Company station and integrates and co-locates the Company station operations with its own operations. The Company's restructuring plan includes two major components: (1) termination of 226 station sales and administrative employees; and (2) exiting Company studio and sales office leased properties. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000 consisting of $2.7 million of termination benefits and $3.1 million of costs associated with exiting leased properties which will no longer be utilized upon implementation of the JSAs. Through December 31, 2000, the Company paid termination benefits to five employees totaling approximately $83,000 which were charged against the restructuring reserve. The Company expects to substantially complete the restructuring plan by the end of 2001; however, certain lease obligations may continue through mid-2002.

     The Company has issued options to purchase shares of Class A Common Stock to certain members of management and employees pursuant to its stock compensation plans. As of December 31, 2000, there were 7,774,286 options outstanding under these plans and, in addition to these options, the Company has granted options to purchase 3,200,000 shares of Class A Common Stock to members of senior management and others as discussed in Note 13 of the Consolidated Financial Statements. In connection with option and warrant grants, the Company recognized stock-based compensation expense of approximately $13.9 million, $16.8 million and $10.4 million in 2000, 1999 and 1998, respectively, and expects that approximately $7 million of compensation expense will be recognized over the remaining vesting period of the outstanding options. In October 1999, the Company amended the terms of substantially all of its outstanding employee stock options to provide for certain accelerated vesting of the options in the event of termination of employment with the Company as a result of the consolidation of Company operations or functions with those of NBC or within six months preceding or three years following a change in control of the Company. Were such events to occur, the Company could be required to recognize stock-based compensation expense at earlier dates than currently expected.

     Interest expense for the year ended December 31, 2000 decreased 4.6% to $48.0 million from $50.3 million in 1999. The decrease is due to repayment of DP Media, Inc. debt in the fourth quarter of 1999. At December 31, 2000, total debt was $405.5 million compared with $388.4 million as of December 31, 1999. Interest income for the year ended December 31, 2000 increased 63.6% to $14.0 million from $8.6 million in 1999. The increase is primarily due to the investment of the cash proceeds from the September 1999 $415 million investment by NBC.

     During 2000, the Company recognized a $10.2 million gain on the modification of program rights obligations primarily resulting from the Company's return of certain fully amortized programming rights in exchange for cash of $4.9 million and the cancellation of the remaining payment obligations. During 1999, the Company recognized pre-tax gains on the sale of its 30% interest in the Travel Channel L.L.C. ("The Travel Channel") and television stations totaling approximately $59.5 million. Such amount consists of a $17 million pre-tax gain on the sale of the Company's interest in the Travel Channel, a $23.8 million pre-tax gain on the transfer of the Company's interest in KWOK during the first quarter of 1999 and pre-tax gains of $18.7 million on the sale of four television stations during the second quarter of 1999.

     The Series B Convertible Preferred Stock issued in conjunction with the NBC transaction was issued with a conversion price per share that was less than the closing price of the Class A Common Stock at the date of issuance. As a result, the Company recognized a beneficial conversion feature in connection with the issuance of the stock equal to the amount of the discount multiplied by the number of shares into which the

Series B Convertible Preferred Stock is convertible. The beneficial conversion feature calculated for the 1999 fiscal year totaling approximately $65.5 million was reflected in the accompanying statement of operations as a preferred stock dividend during 1999 and allocated to additional paid-in capital in the accompanying balance sheet because the preferred stock was immediately convertible. In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus regarding the accounting for beneficial conversion features which required the Company to recalculate the beneficial conversion feature utilizing the accounting conversion price as opposed to the stated conversion price used for 1999. This change resulted in a cumulative catch-up adjustment totaling approximately $75.1 million which was recorded as a preferred stock dividend in the fourth quarter of 2000.

  Years Ended December 31, 1999 and 1998

     Net revenues for 1999 increased to $214.2 million from $117.3 million in 1998, an increase of 82.6%. This increase was primarily due to increased advertising revenues as a result of greater distribution of the Company's programming and the first full year of PAX TV operations since its launch on August 31, 1998.

     Expenses for 1999 increased to $439.4 million from $252.8 million in 1998, an increase of 73.8%. The largest increase in expense relates to the second quarter programming rights adjustment to net realizable value of $70.5 million, reflecting a decrease in programming value due to lower anticipated future usage, ratings and related revenues for these programs. Other significant expense increases included programming rights amortization of $60.4 million, reflecting twelve months usage during 1999 versus four months in 1998, selling, general and administrative costs of $16.5 million which increased due to the launch of PAX TV, increased stock-based compensation of $6.4 million and higher depreciation and amortization of $27.9 million.

     Interest expense for 1999 increased 20% to $50.3 million from $41.9 million in 1998, due to a greater level of senior debt and higher rates throughout the period as well as the consolidation of DP Media interest expense for the fourth quarter. At December 31, 1999, total debt was $388.4 million, compared with $374.0 million in the prior year. Interest income for 1999 decreased 43% to $8.6 million from $15.0 million in 1998, primarily due to lower levels of cash and cash equivalents resulting from the use of the proceeds of the Radio Segment sale in 1997 and the June 1998 preferred stock sales to fund acquisitions and operating requirements.

     The gain on sale of the Travel Channel and television stations in 1999 totaling $59.5 million reflects the Company's sale of its interests in the Travel Channel, the transfer of the Company's interest in KWOK and the sale of four television stations previously described. The gain in 1998 totaling $51.6 million reflects the sale of three television stations. Included in Other expense, net for 1999 is a loss of $4.5 million, representing the Company's estimate of advances and costs related to the planned acquisition of a television station which were determined to be unrecoverable due to the termination of the acquisition contract.

     During 1998, the Company recognized an additional gain of $1.2 million on the 1997 sale of its former Radio segment, net of applicable income taxes of $2.2 million. This gain reflects an adjustment of $2.7 million of estimated costs attributable to the segment disposal and the recovery of a $3 million loan related to the billboard operations of Radio, which was charged off against the gain in 1997. An additional $2.3 million of income taxes were recorded within discontinued operations in 1998, as a result of certain adjustments by the IRS reducing the Company's net operating loss carry-forwards relating to the historical results of the Radio segment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for the funds required to complete announced acquisitions of broadcasting properties, capital expenditures on existing and acquired properties, syndicated programming rights payments, cable carriage and promotion payments, debt service payments and working capital. The Company's primary sources of liquidity are its net working capital and availability under the Equipment Facility for the funding of capital expenditures. As of December 31, 2000, the Company had $101.4 million in cash and short-term investments and working capital of approximately $74.3 million. During the year ended December 31, 2000, the Company's working capital decreased $163.6 million due to use of $74.2 million to complete the acquisition of television stations, $40.1 million to pay interest due under certain of the Company's debt instruments, $25.1 million to fund capital expenditures, $7.1 million to fund preferred stock dividend payments and $17.1 million to fund other operating activities offset by proceeds from the exercise of stock options, additional borrowings under the Equipment Facility and proceeds from the sale of certain of the Company's television stations.

     In 2000, the Company entered into three amendments of its Senior Credit Facility. The amended terms include: (1) requiring the Company to make certain escrow deposits if it does not meet certain quarterly financial ratios; (2) allowing the Company to sell its communications towers and related equipment;
(3) allowing the Company to sell its accounts receivable; (4) adjustment to the timing and amounts of principal payments; and (5) amendment of certain financial covenants. In connection with the amendments, the interest rates under the facility were increased to 2.50% over base rate or 3.50% over LIBOR. At December 31, 2000, $13.7 million was deposited in escrow pursuant to the amended terms of the facility. Under the current terms, the Company is required to make principal payments of $2.5 million in 2001, $10 million on March 31, 2002 and $109.5 million on June 30, 2002. Should the Company not meet certain future quarterly financial ratios, the Company will be required to deposit quarterly into escrow an amount equal to principal amortization due in the following quarter and annualized interest as calculated under the terms of the facility. Unless the credit facility is amended or refinanced, the Company believes that, more likely than not, it will be required to make the future escrow deposits previously described.

     In March 2001, the Company amended its equipment credit facility (the "Equipment Facility") as follows: (1) the maximum borrowing capacity was increased from $65 million to $85 million with availability through June 30, 2002; and (2) scheduled principal amortization was eliminated and replaced with a requirement to repay in full amounts outstanding on June 30, 2002. In connection with the amendment, the interest rates were increased to the Index Rate, as defined, plus 2.75%, LIBOR plus 3.75% or commercial paper rate plus 3.75%, at the Company's option. The Company paid a $200,000 origination fee for the increased commitment. All borrowings under this facility are secured by the equipment purchased with the proceeds drawn. At December 31, 2000, the Company had borrowings of approximately $53.7 million outstanding under the Equipment Facility. The Company intends to utilize the Equipment Facility to fund the majority of its capital expenditure needs in 2001.

     The terms of certain of the Company's preferred securities and the indenture relating to its Senior Subordinated Notes contain covenants which currently preclude the Company from incurring additional indebtedness except for certain indebtedness related to the funding of capital expenditures. The Company has entered or intends to enter into agreements to sell certain of its assets and anticipates the proceeds from these transactions to be approximately $70 to $100 million. These assets include the Company's television stations serving markets in Puerto Rico, Honolulu, Boston/Merrimack, Phoenix/Flagstaff, St. Louis, and certain other LPTV stations. The Company expects to receive the proceeds related to these asset sales during 2001 and 2002. The Company believes that cash provided by future operations, net working capital, its availability under the Equipment Facility and the proceeds from the planned sale of assets will provide the liquidity necessary to meet its obligations and financial commitments through 2001. Should the Company be unable to sell the identified assets on acceptable terms, it may be required to seek to sell additional assets in order to generate sufficient cash to meet its liquidity needs. As the Senior Credit Facility and the Equipment Facility mature on June 30, 2002, the Company will be required to refinance or extend these facilities on or before that date. Additionally, the Company will likely be required to refinance its $230 million Senior Subordinated Notes on or before the stated maturity on October 1, 2002. The Senior Subordinated Notes are currently redeemable at the option of the Company through September 30, 2001 at 102% of the face value plus accrued interest. Commencing October 1, 2001 through maturity, the Senior Subordinated Notes are redeemable at the option of the Company at 100% of the face value plus accrued interest.

     Cash used in operating activities was approximately $76.0 million, $181.8 million and $150.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Such amounts primarily reflect the operating costs incurred in connection with the operation of PAX TV and the related cable distribution rights and programming rights payments. The decrease in 2000 reflects improved operating performance and EBITDA.

     Cash used in investing activities of approximately $12.8 million, $160.5 million and $168.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, primarily reflects acquisitions of and investments in broadcast properties, proceeds from the sale of television stations and, in 1999, the sale of the Travel Channel, capital expenditures, short term investment transactions and other transactions.

     In June 2000, the Company completed the acquisition of DP Media, Inc. ("DP Media"). Prior to acquisition, DP Media was beneficially owned by family members of Mr. Paxson, the Company's Chairman and principal stockholder. The Company acquired DP Media for aggregate consideration of $113.5 million, $106 million of which had previously been advanced by the Company during 1999. DP Media's assets included a 32% equity interest in a limited liability company controlled by the former stockholders of DP Media, which owns television station WWDP in Norwell, Massachusetts. The Company allocated the aggregate purchase price of DP Media to the assets acquired and liabilities assumed based on their relative fair market values. During the third quarter of 1999, the Company advanced funds to DP Media to fund operating cash flow needs. As a result of the Company's significant operating relationships with DP Media and its funding of DP Media's operating cash flow needs, the assets and liabilities of DP Media, together with their results of operations have been included in the Company's consolidated financial statements since September 30, 1999. In consolidating DP Media, at December 31, 1999, the Company recorded current assets of approximately $4.3 million, current liabilities of approximately $1.3 million, property, plant and equipment of approximately $22.2 million, intangible assets of approximately $72.2 million and other assets of approximately $2.6 million.

     During 2000, the Company also acquired the assets of four television stations (including construction permits) for total consideration of approximately $68.7 million of which $10.9 million was paid in prior years, and paid approximately $8.9 million of additional consideration for a prior year acquisition. During 1999, the Company acquired the assets of five television stations (including construction permits), for total consideration of approximately $65.6 million. In February 1999, the Company also completed its acquisition of WCPX in Chicago by transferring its interest in KWOK in San Francisco as partial consideration for WCPX. In connection with the transfer of ownership of KWOK, the Company recognized a pre-tax gain of approximately $23.8 million. During 1998, the Company acquired the assets of 26 television stations (including construction permits), for total consideration of approximately $591.4 million, financed primarily from proceeds from the sale of the Company's former radio segment.

     During 2000, the Company sold its interests in four stations for aggregate consideration of approximately $14.5 million and realized pre-tax gains of approximately $1.3 million on these sales. During 1999, the Company sold its interests in four stations for aggregate consideration of approximately $61 million and realized pre-tax gains of approximately $18.7 million on these sales. In addition, in February 1999, the Company sold its 30% interest in The Travel Channel for aggregate consideration of approximately $55 million and realized a pre-tax gain of approximately $17 million. The results of operations of The Travel Channel have been included in the Company's December 31, 1999 and 1998 consolidated statement of operations using the equity method of accounting through the date of sale. During 1998, the Company sold its interests in three stations for aggregate consideration of $79.5 million and realized pre-tax gains of approximately $51.6 million.

     As of December 31, 2000, the Company had agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to broadcast properties totaling approximately $60.3 million, net of deposits and advances, of which approximately $11.6 million was paid in the first quarter of 2001.

     Capital expenditures were approximately $25.1 million, $34.6 million and $82.9 million in 2000, 1999 and 1998, respectively. The FCC has mandated that each licensee of a full power broadcast TV station, which was allotted a second digital television channel in addition to the current analog channel, complete the build-out of its digital broadcast service by May 2002. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, it is the Company's intention to comply with the FCC's timing requirements for the broadcast of digital television. The Company has already commenced migration to digital broadcasting in certain of its markets and will continue to do so throughout its required time period. Due to such uncertainty with respect to standards, formats and usage, however, the Company cannot currently predict with reasonable certainty the amount it will likely have to spend in aggregate to complete the digital conversion of its stations, but does anticipate spending at least $70 million. It is likely that the capital necessary to complete the digital conversion will come from cash on hand as well as the monetization of certain non-core assets or other financing arrangements.

     Cash provided by financing activities primarily reflects the proceeds from long-term debt borrowings and the exercise of common stock options, net of repayments of long-term debt and preferred stock dividends paid.

     As of December 31, 2000, the Company's programming contracts require collective payments by the Company of approximately $219.4 million as follows (in thousands):

                                               OBLIGATIONS
                                                   FOR         PROGRAM
                                                 PROGRAM       RIGHTS
                                                 RIGHTS      COMMITMENTS    TOTAL
                                               -----------   -----------   --------
2001.........................................   $ 88,336       $19,158     $107,494
2002.........................................     54,962        12,816       67,778
2003.........................................     18,273         8,692       26,965
2004.........................................      6,106         6,650       12,756
2005.........................................         --         4,433        4,433
                                                --------       -------     --------
                                                $167,677       $51,749     $219,426
                                                ========       =======     ========

     The Company has also committed to purchase at similar terms additional future series episodes of its licensed programs should they be made available.

     As of December 31, 2000, obligations for cable distribution rights require collective payments by the Company of approximately $22.8 million as follows (in thousands):

2001........................................................  $19,840
2002........................................................    2,624
2003........................................................      260
2004........................................................      108
                                                              -------
                                                               22,832
Less: Amount representing interest..........................   (2,020)
                                                              -------
Present value of cable rights payable.......................  $20,812
                                                              =======

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 1, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 1, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 1, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 1, 2001.

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

          3. For Exhibits see Item 14(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.27, 10.28, 10.157, 10.199, 10.202, 10.207,
     10.208, 10.214, 10.215 and 10.216 of Item 14(c) below.

     (b) Reports on Form 8-K.

         None.

     (c) List of Exhibits:

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
 3.1.1     --   Certificate of Incorporation of the Company(2)
 3.1.2     --   Certificate of Designations of the Company's Junior
                Cumulative Compounding Redeemable Preferred Stock(2)
 3.1.4     --   Certificate of Designations of the Company's 12 1/2%
                Cumulative Exchangeable Preferred Stock(5)
 3.1.6     --   Certificate of Designation of the Company's 9 3/4% Series A
                Convertible Preferred Stock(12)
 3.1.7     --   Certificate of Designation of the Company's 13 1/4%
                Cumulative Junior Exchangeable Preferred Stock(12)
 3.1.8     --   Certificate of Designation of the Company's 8% Series B
                Convertible Exchangeable Preferred Stock(17)

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
 3.2       --   Bylaws of the Company(4)
 4.1       --   Indenture dated as of September 28, 1995, by and between the
                Company, the guarantors named therein and The Bank of New
                York, as Trustee, with respect to the Senior Subordinated
                Notes(3)
 4.2       --   Indenture dated as of October 4, 1996, by and between the
                Company, the Guarantors named therein and the Bank of New
                York, as Trustee, with respect to the Exchange Debentures(5)
 4.3       --   Second Amended and Restated Credit Agreement, dated as of
                April 28, 1998, among Paxson Communications Corporation, the lenders from time to time parties thereto and Union Bank of
                California, N.A., as Agent(21)
 4.3.1     --   Amendment, dated as of March 31, 2000, to the Second Amended and Restated Credit Agreement, dated as of April 28, 1998, among Paxson Communications Corporation, the lenders from
                time to time parties thereto and Union Bank of California,
                N.A., as Agent(21)
 4.3.2     --   Second Amendment, dated as of September 28, 2000, to the
                Second Amended and Restated Credit Agreement, dated as of
                April 28, 1998, among Paxson Communications Corporation, the lenders from time to time parties thereto and Union Bank of
                California, N.A., as Agent(21)
 4.3.3     --   Third Amendment, dated as of December 15, 2000, to the
                Second Amended and Restated Credit Agreement, dated as of
                April 28, 1998, among Paxson Communications Corporation, the lenders from time to time parties thereto and Union Bank of
                California, N.A., as Agent
 4.4       --   Investment Agreement, dated as of September 15, 1999, by and between Paxson Communications Corporation and National
                Broadcasting Company, Inc.(17)
 4.4.1     --   Stockholder Agreement, dated as of September 15, 1999, among
                Paxson Communications Corporation, National Broadcasting
                Company, Inc., Lowell W. Paxson, Second Crystal Diamond
                Limited Partnership and Paxson Enterprises, Inc.(17)
 4.4.2     --   Class A Common Stock Purchase Warrant, dated September 15,
                1999, with respect to up to 13,065,507 shares of Class A
                Common Stock(17)
 4.4.3     --   Class A Common Stock Purchase Warrant, dated September 15,
                1999, with respect to up to 18,966,620 shares of Class A
                Common Stock(17)
 4.4.5     --   Form of Indenture with respect to the Company's 8% Exchange
                Debentures due 2009(17)
 4.4.6     --   Registration Rights Agreement, dated September 15, 1999,
                between Paxson Communications Corporation and National
                Broadcasting Company, Inc.(17)
 4.5       --   Indenture dated as of June 10, 1998, by and between the
                Company, the Guarantors named therein and the Bank of New
                York, as Trustee, with respect to the New Exchange
                Debentures(12)
 9.1       --   Amended and Restated Stockholders Agreement, dated as of
                December 22, 1994, by and among the Company and certain
                stockholders thereof(2)
 9.2       --   Agreement, dated March 26, 1996, amending the Amended and
                Restated Stockholders Agreement, dated as of December 22,
                1994, by and among the Company and certain Stockholders
                thereof and certain related agreements(4)
10.1       --   Securities Purchase Agreement, dated as of September 22,
                1995, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein(3)
10.3       --   Stock Purchase Agreement, dated as of December 22, 1994, by and among the Company and certain purchasers of the Company securities(2)

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
10.4       --   Amended and Restated Stockholders Agreement, dated as of
                December 22, 1994, by and among the Company and certain
                stockholders thereof (incorporated by reference to Exhibit
                9.1)(2)
10.4.1     --   Agreement, dated March 26, 1996, amending the Amended and
                Restated Stockholders Agreement, by and among the Company
                and certain stockholders thereof and certain related
                agreements (incorporated by reference to Exhibit 9.2)(4)
10.5       --   Exchange and Consent Agreement, dated as of December 22,
                1994, by and among the Company and certain stockholders
                thereof(2)
10.27      --   Paxson Communications Corp. Profit Sharing Plan(1)
10.28      --   Paxson Communications Corp. Stock Incentive Plan(1)
10.54      --   Indenture, dated as of September 28, 1995, among the
                Company, the Guarantors named therein and The Bank of New
                York, as Trustee with respect to the Senior Subordinated
                Notes (incorporated by reference to Exhibit 4.1)(3)
10.55      --   Original Note No. 1 for $115,000,000 CUSIP No. 704231-AA-7,
                with Guarantee of Guarantors listed therein(3)
10.56      --   Original Note No. 2 for $115,000,000, CUSIP No. 704231-AA-7,
                with Guarantee of Guarantors listed therein(4)
10.57      --   Form of New Note with Form of New Guarantee(3)
10.58      --   Registration Rights Agreement, dated as of September 28,
                1995, by and among the Company, the Guarantors named therein and each of the Purchasers referred to therein(3)
10.83      --   Lease Agreement, dated June 14, 1994, between Paxson
                Communications of Tampa-66, Inc. and The Christian Network,
                Inc. for lease of production and distribution facilities at
                WFCT-TV(4)
10.148     --   Amended and Restated Promissory Note, dated April 16, 1996, by and between Ocean State Television, L. L. C. and Paxson
                Communications of Providence-69, Inc.(7)
10.151     --   Option Purchase Agreement, dated February 14, 1997, by and between Paxson Communications of Raleigh-Durham-47, Inc.,
                and D P. Media, Inc.(7)
10.157     --   Paxson Communications Corporation 1996 Stock Incentive
                Plan(6)
10.162     --   Assignment and acceptance agreement, dated April 18, 1997, among WQED Pittsburgh and Paxson Communications of
                Pittsburgh-40, Inc.(8)
10.183     --   Stock Purchase Agreement, dated September 9, 1997, by and
                among Channel 46 of Tucson, Inc., Paxson Communications of
                Tucson-46, Inc. and Sungilt Corporation, Inc.(9)
10.186     --   Option Agreement, dated November 14, 1997, by and between
                Paxson Communications Corporation and Flinn Broadcasting
                Corporation for Television station WCCL-TV, New Orleans,
                Louisiana(10)
10.187     --   Option Agreement, dated November 14, 1997, by and between
                Paxson Communications Corporation and Flinn Broadcasting
                Corporation for Television station WFBI-TV, Memphis,
                Tennessee(10)
10.193     --   Asset Exchange Agreement, dated January 26, 1998, by and
                among Paxson Communications of Chicago-38, Inc., Christian
                Communications of Chicagoland, Inc., and Paxson
                Communications Corporation(10)
10.193.1   --   Programming Agreement by and between Paxson Communications of Chicago-38, Inc. and Christian Communications of
                Chicagoland Inc.(10)

EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
-------                           -----------------------
10.194     --   Asset Purchase Agreement, dated March 19, 1998, by and
                between Paxson Communications of Atlanta-14, Inc. and SKMD
                Broadcasting Partnership and USA Station Group of Maryland,
                Inc.(11)
10.196     --   Membership Purchase Agreement, dated January 14, 1998, by
                and among Dr. Joseph A. Zavaletta, South Texas Vision,
                L.L.C., Paxson Communications of San Antonio-26, Inc., and
                Paxson Communications Corporation for television station
                Channel 26, Uvalde, Texas(11)
10.199     --   Employment Agreement, dated as of June 11, 1998, by and
                between the Company and Dean M. Goodman(13)
10.202     --   Paxson Communications Corporation 1998 Stock Incentive
                Plan(12)
10.203     --   Interest Transfer Agreement, dated February 4, 1999, between
                Discovery Communications, Inc., Project Discovery, Inc., The
                Travel Channel, LLC, Discovery Ventures, LLC, Paxson
                Communications Corporation and Travel Channel Acquisition
                Corporation(14)
10.204     --   Asset Purchase Agreement by and among Paxson Communications of New York-43, Inc. and Paxson New York License, Inc. and
                Shop at Home, Inc. dated as of February 26, 1999(14)
10.206     --   Asset Purchase Agreement, dated April 23, 1999, by and among
                Paxson Communications Corporation, Paxson Communications
                License Company, LLC, Paxson Communications of Green Bay-14,
                Inc., Paxson Communications of Dayton-26, Inc., Paxson
                Dayton License, Inc., Paxson Communications of Decatur-23,
                Inc., and Paxson Decatur License, Inc., and ACME Television
                of Ohio, LLC, ACME Television Licenses of Ohio, LLC, ACME
                Television of Wisconsin, LLC, ACME Television Licenses of
                Wisconsin, LLC, ACME Television of Illinois, LLC, and ACME
                Television Licenses of Illinois, LLC for WDPX (TV),
                Springfield, OF, WPXG(TV), Suring, WI and WPXU(TV), Decatur,
                IL(15)
10.207     --   Employment Agreement, dated September 15, 1999, by and
                between the Company and Jeffrey Sagansky(16)
10.208     --   Employment Agreement, dated October 16,1999, by and between the Company and Lowell W. Paxson(18)
10.209     --   Asset Purchase Agreement by and between Paxson
                Communications Corporation and DP Media dated November 22,
                1999(18)
10.209.1   --   Restated and Amended Asset Purchase Agreement by and between
                Paxson Communications Corporation and DP Media dated
                November 21, 1999(19)
10.210     --   Asset Purchase Agreement dated April 30, 1999, by and
                between DP Media of Boston, Inc. and Boston University
                Communications, Inc. for television stations WABU (TV),
                Boston, MA WZBU (TV), Vineyard Haven, MA WNBU (TV), Concord,
                NH and Low Power television station W67BA (TV) Dennis,
                MA(18)
10.214     --   Employment Agreement, dated June 1, 1999, by and between the
                Company and Seth A. Grossman(20)
10.215     --   Employment Agreement, dated June 11, 1998, by and between
                the Company and Anthony L. Morrison(18)
10.216     --   Employment Agreement dated June 30, 2000 by and between the
                Company and Thomas E. Severson, Jr.(20)
21         --   Subsidiaries of the Company
23         --   Consent of PricewaterhouseCoopers LLP
99.1       --   Tax Exemption Savings Agreement between the Company and The
                Christian Network, Inc., dated May 15, 1994(4)

---------------

 (1) Filed with the Company's Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416, and incorporated herein by reference.

 (2) Filed with the Company's Annual Report on Form 10-K, dated March 31, 1995, and incorporated herein by reference.
 (3) Filed with the Company's Registration Statement on Form S-4, as amended, filed January 23, 1996, Registration No. 33-63765, and incorporated herein by reference.
 (4) Filed with the Company's Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473, and incorporated herein by reference.
 (5) Filed with the Company's Registration Statement on Form S-3, as amended, filed August 15, 1996, Registration No. 333-10267, and incorporated herein by reference.
 (6) Filed with the Company's Registration Statement on Form S-8, filed January 22, 1997, Registration No. 333-20163, and incorporated herein by reference.
 (7) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1996, and incorporated herein by reference.
 (8) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 1997, and incorporated herein by reference.
 (9) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1997, and incorporated herein by reference.
(10) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1997, and incorporated herein by reference.
(11) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 1998 and incorporated herein by reference.
(12) Filed with the Company's Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.
(13) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 1998, and incorporated herein by reference.
(14) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1998, and incorporated herein by reference.
(15) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 1999, and incorporated herein by reference.
(16) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1999, and incorporated herein by reference.
(17) Filed with the Company's Form 8-K dated September 15, 1999 and incorporated herein by reference.
(18) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1999, and incorporated herein by reference.
(19) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 2000, and incorporated herein by reference.
(20) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 2000, and incorporated herein by reference.
(21) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 2000, and incorporated herein by reference.

      (d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm Beach, State of Florida, on March 29, 2001.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                /s/ LOWELL W. PAXSON                   Chairman of the Board, Director  March 29, 2001
-----------------------------------------------------
                  Lowell W. Paxson

                /s/ JEFFREY SAGANSKY                   Chief Executive Officer,         March 29, 2001
-----------------------------------------------------    President
                  Jeffrey Sagansky                       and Director (Principal
                                                         Executive Officer)

             /s/ THOMAS E. SEVERSON, JR.               Senior Vice President and Chief  March 29, 2001
-----------------------------------------------------    Financial Officer (Principal
               Thomas E. Severson, Jr.                   Financial Officer)

                 /s/ RONALD L. RUBIN                   Vice President, Chief            March 29, 2001
-----------------------------------------------------    Accounting Officer and
                   Ronald L. Rubin                       Corporate Controller
                                                         (Principal Accounting
                                                         Officer)

              /s/ WILLIAM E. SIMON, JR.                Vice Chairman, Director          March 29, 2001
-----------------------------------------------------
                William E. Simon, Jr.

                /s/ BRUCE L. BURNHAM                   Director                         March 29, 2001
-----------------------------------------------------
                  Bruce L. Burnham

               /s/ JAMES L. GREENWALD                  Director                         March 29, 2001
-----------------------------------------------------
                 James L. Greenwald

                 /s/ KEITH G. TURNER                   Director                         March 29, 2001
-----------------------------------------------------
                   Keith G. Turner

                 /s/ BRANDON BURGESS                   Director                         March 29, 2001
-----------------------------------------------------
                   Brandon Burgess

               /s/ ROYCE EDWARD WILSON                 Director                         March 29, 2001
-----------------------------------------------------
                 Royce Edward Wilson

                /s/ JOHN E. OXENDINE                   Director                         March 29, 2001
-----------------------------------------------------
                  John E. Oxendine

                       PAXSON COMMUNICATIONS CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                 PAGE
                                                              ----------
Report of Independent Certified Public Accountants..........     F-2
Consolidated Balance Sheets.................................     F-3
Consolidated Statements of Operations.......................     F-4
Consolidated Statement of Changes in Common Stockholders'
  Equity....................................................     F-5
Consolidated Statements of Cash Flows.......................     F-6
Notes to Consolidated Financial Statements..................  F-7 - F-32
Financial Statement Schedule -- Schedule II-Valuation and
  Qualifying Accounts.......................................     F-33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Paxson Communications Corporation:

     In our opinion, the consolidated financial statements referred to under
Item 14(a)(1) on page 33 and listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Paxson Communications Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to under Item 14(a)(2) on page 33 and listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Miami, Florida
March 16, 2001

                       PAXSON COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   51,363    $  125,189
  Short-term investments....................................      50,001       124,987
  Restricted cash and short-term investments................      13,729         8,158
  Accounts receivable, less allowance for doubtful accounts
    of $4,167 and $4,255, respectively......................      39,528        40,069
  Program rights............................................      79,160        79,686
  Prepaid expenses and other current assets.................       2,065         2,777
                                                              ----------    ----------
         Total current assets...............................     235,846       380,866
Property and equipment, net.................................     174,649       189,908
Intangible assets, net......................................     949,614       916,145
Program rights, net of current portion......................     119,423       130,016
Investments in broadcast properties.........................      33,453        40,347
Other assets, net...........................................      13,062        32,805
                                                              ----------    ----------
         Total assets.......................................  $1,526,047    $1,690,087
                                                              ==========    ==========

 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $   21,828    $   15,885
  Accrued interest..........................................      10,464         7,862
  Obligations for cable distribution rights.................      19,840        14,712
  Obligations for satellite distribution rights.............       5,114         2,947
  Obligations for program rights............................      88,336        82,907
  Current portion of bank financing.........................      15,966        18,698
                                                              ----------    ----------
         Total current liabilities..........................     161,548       143,011
Obligations for cable distribution rights, net of current
  portion...................................................         972         6,672
Obligations for satellite distribution rights, net of
  current portion...........................................      14,076        12,000
Obligations for program rights, net of current portion......      79,341       112,153
Senior subordinated notes and bank financing................     389,510       369,723
                                                              ----------    ----------
         Total liabilities..................................     645,447       643,559
                                                              ----------    ----------
Mandatorily redeemable preferred stock......................   1,080,389       949,807
                                                              ----------    ----------
Commitments and contingencies (Note 18).....................          --            --
                                                              ----------    ----------
Stockholders' equity (deficit):
  Class A common stock, $0.001 par value; one vote per
    share; 215,000,000 shares authorized, 55,872,152 and
    54,577,784 shares issued and outstanding................          56            55
  Class B common stock, $0.001 par value; ten votes per
    share; 35,000,000 shares authorized and 8,311,639 shares
    issued and outstanding..................................           8             8
  Common stock warrants and call option.....................      68,384        68,245
  Stock subscription notes receivable.......................      (1,270)       (1,270)
  Additional paid-in capital................................     499,304       417,652
  Deferred stock option compensation........................      (6,999)      (20,026)
  Accumulated deficit.......................................    (759,272)     (367,943)
                                                              ----------    ----------
         Total stockholders' equity (deficit)...............    (199,789)       96,721
                                                              ----------    ----------
         Total liabilities, mandatorily redeemable preferred
           stock and common stockholders' equity
           (deficit)........................................  $1,526,047    $1,690,087
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Revenues............................................  $   315,936    $   248,362    $   134,196
Less: agency commissions............................      (44,044)       (34,182)       (16,908)
                                                      -----------    -----------    -----------
Net revenues........................................      271,892        214,180        117,288
                                                      -----------    -----------    -----------
Expenses:
  Programming and broadcast operations..............       38,633         33,139         26,717
  Program rights amortization.......................      100,324         91,799         31,422
  Selling, general and administrative...............      137,804        135,063        118,559
  Time brokerage and affiliation fees...............        5,259         14,257         15,699
  Stock-based compensation..........................       13,866         16,814         10,413
  Adjustment of programming to net realizable
     value..........................................       24,400         70,499             --
  Restructuring charge related to Joint Sales
     Agreements.....................................        5,760             --             --
  Depreciation and amortization.....................       96,881         77,860         50,009
                                                      -----------    -----------    -----------
          Total operating expenses..................      422,927        439,431        252,819
                                                      -----------    -----------    -----------
Operating loss......................................     (151,035)      (225,251)      (135,531)
Other income (expense):
  Interest expense..................................      (47,973)       (50,286)       (41,906)
  Interest income...................................       14,022          8,570         14,992
  Other expenses, net...............................       (4,426)        (7,855)        (2,744)
  Gain on modification of program rights
     obligations....................................       10,221             --             --
  Gain on sale of Travel Channel and other broadcast
     assets.........................................        1,325         59,453         51,603
  Equity in loss of unconsolidated investment.......         (539)        (2,260)       (13,273)
                                                      -----------    -----------    -----------
Loss from continuing operations before income
  taxes.............................................     (178,405)      (217,629)      (126,859)
Income tax (provision) benefit......................         (120)        57,257         37,389
                                                      -----------    -----------    -----------
Loss from continuing operations.....................     (178,525)      (160,372)       (89,470)
Gain on disposal of discontinued operations, net of
  applicable income taxes...........................           --             --          1,182
                                                      -----------    -----------    -----------
Net loss............................................     (178,525)      (160,372)       (88,288)
Dividends and accretion on redeemable preferred
  stock.............................................     (137,674)       (88,740)       (49,667)
Beneficial conversion feature on issuance of
  convertible preferred stock.......................      (75,130)       (65,467)            --
                                                      -----------    -----------    -----------
Net loss available to common stockholders...........  $  (391,329)   $  (314,579)   $  (137,955)
                                                      ===========    ===========    ===========
Basic and diluted (loss) earnings per share:
Continuing operations...............................  $     (6.16)   $     (5.10)   $     (2.31)
Discontinued operations.............................           --             --           0.02
                                                      -----------    -----------    -----------
Net loss............................................  $     (6.16)   $     (5.10)   $     (2.29)
                                                      ===========    ===========    ===========
Weighted average shares outstanding.................   63,515,340     61,737,576     60,360,384
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

                       PAXSON COMMUNICATIONS CORPORATION

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                         COMMON
                                                         STOCK        STOCK                      DEFERRED       RETAINED
                                      COMMON STOCK      WARRANTS   SUBSCRIPTION   ADDITIONAL      OPTION        EARNINGS
                                    -----------------   AND CALL      NOTES        PAID-IN         PLAN       (ACCUMULATED
                                    CLASS A   CLASS B    OPTION     RECEIVABLE     CAPITAL     COMPENSATION     DEFICIT)
                                    -------   -------   --------   ------------   ----------   ------------   ------------
Balance at December 31, 1997......    $51      $  8     $ 2,316      $(2,813)      $285,796      $ (2,205)     $  84,591
 Stock issued for acquisitions....      1                                             5,249
 Issuance of common stock
   warrants.......................                        1,582
 Exercise of common stock
   warrants.......................      1                (2,316)                      2,315
 Deferred option plan
   compensation...................                                                   24,314       (24,314)
 Stock-based compensation.........                                                                  9,791
 Stock options exercised..........                                                    1,261
 Dividends on redeemable and
   convertible preferred stock....                                                                               (47,399)
 Accretion on redeemable preferred
   stock..........................                                                                                (2,268)
 Net loss.........................                                                                               (88,288)
                                      ---      ----     -------      -------       --------      --------      ---------
Balance at December 31, 1998......     53         8       1,582       (2,813)       318,935       (16,728)       (53,364)
 Stock issued for cable
   distribution rights............      1                                             8,478
 Stock issued for acquisition.....                                                      500
 Issuance of common stock warrants
   and Class B common stock call
   option.........................                       66,663
 Deferred option plan
   compensation...................                                                   20,112       (20,112)
 Repayment of stock subscription
   receivable.....................                                     1,543
 Stock-based compensation.........                                                                 16,814
 Stock options exercised..........      1                                             4,160
 Beneficial conversion feature on
   issuance of convertible
   preferred stock................                                                   65,467                      (65,467)
 Dividends on redeemable and
   convertible preferred stock....                                                                               (79,005)
 Accretion on redeemable preferred
   stock..........................                                                                                (9,735)
 Net loss.........................                                                                              (160,372)
                                      ---      ----     -------      -------       --------      --------      ---------
Balance at December 31, 1999......     55         8      68,245       (1,270)       417,652       (20,026)      (367,943)
 Stock issued for acquisition.....                                                      251
 Deferred option plan
   compensation...................                                                      700          (700)
 Stock-based compensation.........                          139                                    13,727
 Stock options exercised..........      1                                             5,571
 Cumulative effect adjustment for
   beneficial conversion
   feature........................                                                   75,130                      (75,130)
 Dividends on redeemable and
   convertible preferred stock....                                                                              (111,203)
 Accretion on redeemable preferred
   stock..........................                                                                               (26,471)
 Net loss.........................                                                                              (178,525)
                                      ---      ----     -------      -------       --------      --------      ---------
Balance at December 31, 2000......    $56      $  8     $68,384      $(1,270)      $499,304      $ (6,999)     $(759,272)
                                      ===      ====     =======      =======       ========      ========      =========


                                        TOTAL
                                    STOCKHOLDERS'
                                       EQUITY
                                      (DEFICIT)
                                    -------------
Balance at December 31, 1997......    $ 367,744
 Stock issued for acquisitions....        5,250
 Issuance of common stock
   warrants.......................        1,582
 Exercise of common stock
   warrants.......................           --
 Deferred option plan
   compensation...................           --
 Stock-based compensation.........        9,791
 Stock options exercised..........        1,261
 Dividends on redeemable and
   convertible preferred stock....      (47,399)
 Accretion on redeemable preferred
   stock..........................       (2,268)
 Net loss.........................      (88,288)
                                      ---------
Balance at December 31, 1998......      247,673
 Stock issued for cable
   distribution rights............        8,479
 Stock issued for acquisition.....          500
 Issuance of common stock warrants
   and Class B common stock call
   option.........................       66,663
 Deferred option plan
   compensation...................           --
 Repayment of stock subscription
   receivable.....................        1,543
 Stock-based compensation.........       16,814
 Stock options exercised..........        4,161
 Beneficial conversion feature on
   issuance of convertible
   preferred stock................           --
 Dividends on redeemable and
   convertible preferred stock....      (79,005)
 Accretion on redeemable preferred
   stock..........................       (9,735)
 Net loss.........................     (160,372)
                                      ---------
Balance at December 31, 1999......       96,721
 Stock issued for acquisition.....          251
 Deferred option plan
   compensation...................           --
 Stock-based compensation.........       13,866
 Stock options exercised..........        5,572
 Cumulative effect adjustment for
   beneficial conversion
   feature........................           --
 Dividends on redeemable and
   convertible preferred stock....     (111,203)
 Accretion on redeemable preferred
   stock..........................      (26,471)
 Net loss.........................     (178,525)
                                      ---------
Balance at December 31, 2000......    $(199,789)
                                      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $(178,525)  $(160,372)  $ (88,288)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     96,881      77,860      50,009
    Stock-based compensation................................     13,866      16,814      10,413
    Non-cash restructuring charge...........................      5,677          --          --
    Program rights amortization.............................    100,324      91,799      31,422
    Adjustment of programming to net realizable value.......     24,400      70,499          --
    Payments for cable distribution rights..................    (10,727)    (30,713)    (19,905)
    Program rights payments and deposits....................   (128,288)   (125,916)    (62,076)
    Provision for doubtful accounts.........................      3,277       6,164       4,214
    Deferred income tax benefit.............................         --     (58,109)    (42,143)
    Loss on sale or disposal of assets......................      3,449       4,483       3,852
    Gain on sale of Travel Channel and other broadcast
      assets................................................     (1,325)    (59,453)    (51,603)
    Equity in loss of unconsolidated investment.............        539       2,260      13,273
    Gain on restructuring of program rights obligations.....     (9,230)         --          --
    Gain on disposal of discontinued operations, net........         --          --      (1,182)
    Changes in assets and liabilities:
      (Increase) decrease in restricted cash and short-term
         investments........................................     (5,571)     17,638      (1,096)
      Increase in accounts receivable.......................     (2,654)    (21,036)    (20,791)
      Decrease (increase) in prepaid expenses and other
         current assets.....................................        712         394        (188)
      Decrease in other assets..............................      8,291       1,425       2,050
      Increase (decrease) in accounts payable and accrued
         liabilities........................................        266     (13,837)     21,544
      Increase (decrease) in accrued interest...............      2,602      (1,708)        (85)
                                                              ---------   ---------   ---------
         Net cash used in operating activities..............    (76,036)   (181,808)   (150,580)
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Decrease (increase) in short-term investments.............     74,987    (124,987)         --
  Acquisitions of broadcasting properties, including DP
    Media, Inc..............................................    (74,180)   (171,586)   (591,368)
  (Increase) decrease in investments in broadcast
    properties..............................................     (2,957)     10,780     (15,659)
  Decrease in deposits on broadcast properties..............         --       4,214      29,399
  Collection of notes receivable from CAP Communications,
    Inc.....................................................         --      30,644          --
  Cash held by qualified intermediary.......................         --          --     418,950
  Purchases of property and equipment.......................    (25,110)    (34,609)    (82,922)
  Proceeds from sales of Travel Channel, broadcast assets
    and discontinued operations.............................     14,476     120,726      69,944
  Other.....................................................         --       4,310       3,170
                                                              ---------   ---------   ---------
         Net cash used in investing activities..............    (12,784)   (160,508)   (168,486)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of exchangeable and convertible
    preferred stock, net....................................         --     406,500     261,706
  Borrowings of long-term debt..............................     19,452      15,812      23,411
  Repayments of long-term debt..............................     (2,018)     (9,780)       (513)
  Payment of loan origination costs.........................       (920)         --          --
  Preferred stock dividends.................................     (7,092)       (171)         --
  Proceeds from exercise of common stock options, net.......      5,572       4,161       1,261
  Repayment of stock subscription notes receivable..........         --       1,543          --
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........     14,994     418,065     285,865
                                                              ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents............    (73,826)     75,749     (33,201)
Cash and cash equivalents, beginning of year................    125,189      49,440      82,641
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $  51,363   $ 125,189   $  49,440
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

                       PAXSON COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Paxson Communications Corporation (the "Company"), a Delaware corporation, was organized in December 1993. The Company owns and operates television stations nationwide, and on August 31, 1998, launched PAX TV. PAX TV is the brand name for the programming that the Company broadcasts through its owned, operated and affiliated television stations, as well as certain cable and satellite system affiliates.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and those of DP Media, Inc. ("DP Media"), a company acquired in June 2000. Prior to acquisition, DP Media was beneficially owned by family members of Lowell W. Paxson ("Mr. Paxson"), the Company's Chairman and principal shareholder. The financial position and results of operations of DP Media have been included in the Company's consolidated financial statements since September 1999 (see Note 3). All significant intercompany balances and transactions have been eliminated.

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

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     Restricted cash and short-term investments consist of cash and other liquid securities held in an escrow account to be applied to the payment of principal and interest due in connection with the Company's senior credit facility (see
Note 11).

PROPERTY AND EQUIPMENT

     Purchases of property and equipment, including additions and improvements and expenditures for repairs and maintenance that significantly add to productivity or extend the economic lives of assets, are capitalized at cost and depreciated using the straight line method over their estimated useful lives as follows (see Note 7):

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

INTANGIBLE ASSETS

     Intangible assets are recorded at cost and amortized using the straight line method over their estimated useful lives as follows (see Note 8):

FCC licenses and goodwill...................................           25 years
Cable distribution rights...................................  Generally 7 years
Covenants not to compete....................................  Generally 3 years
Favorable lease and other contracts.........................      Contract term

                       PAXSON COMMUNICATIONS CORPORATION

INVESTMENTS IN BROADCAST PROPERTIES

     Investments in broadcast properties represent the Company's financing of television station acquisitions by third party licensees, purchase options or other investments in entities owning television broadcasting stations or construction permits. In connection with a number of these agreements, the Company has obtained the right to provide programming for the related stations pursuant to time brokerage agreements ("TBAs") and has options to purchase certain of the related station assets and Federal Communications Commission ("FCC") licenses at various amounts and terms (see Note 18). Included in other expenses, net for 1999 is a loss of $4.5 million, reflecting the Company's estimate of advances and costs related to the planned acquisition of a television station which were determined to be unrecoverable due to the termination of the acquisition contract.

PROGRAM RIGHTS

     Program rights are carried at the lower of unamortized cost or estimated net realizable value. Program rights and the related liabilities are recorded at the contractual amounts when the programming is available to air, and are amortized over the licensing agreement term using the greater of the straight line per run or straight line over the license term method. The estimated costs of programming which will be amortized during the next year are included in current assets; program rights obligations which become due within the next year are included in current liabilities.

     The Company periodically evaluates the net realizable value of its program rights based on anticipated future usage of programming and the anticipated future ratings and related advertising revenue to be generated. As further described in Note 9, during the years ended December 31, 2000 and 1999, the Company recorded charges of approximately $24.4 million and $70.5 million, respectively, related to the write-down of program rights to net realizable value.

CABLE DISTRIBUTION RIGHTS

     The Company has agreements under which it receives cable carriage of its PAX TV programming on certain cable systems in markets not currently served by a Company owned television station. The Company pays fees based on the number of cable television subscribers reached and in certain instances provides local advertising airtime during PAX TV programming. Cable distribution rights are recorded at the present value of the Company's future obligation when the Company receives affidavits of subscribers delivered. Cable distribution rights are amortized over seven years using the straight line method. Obligations for cable distribution rights which will be paid within the next year are included in current liabilities.

SATELLITE DISTRIBUTION RIGHTS

     The Company has entered into agreements with satellite television providers for carriage on their systems in exchange for advertising credits. The Company has recorded satellite distribution rights based on the estimated value of the advertising credits at prevailing rates. Satellite distribution rights are amortized over five to seven years using the straight line method. Obligations for satellite distribution rights are recognized as advertising revenue when advertising credits are utilized. An estimate of the advertising credit that will be utilized within the next year is included in current liabilities.

LONG-LIVED ASSETS

     The Company reviews long-lived assets, identifiable intangibles and goodwill and reserves for impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. It is possible that the estimated life of certain long-lived assets will be reduced significantly in the near term due to the anticipated industry migration

                       PAXSON COMMUNICATIONS CORPORATION
from analog to digital broadcasting. If and when the Company becomes aware of such a reduction of useful lives, depreciation expense will be adjusted prospectively to ensure assets are fully depreciated upon migration.

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

STOCK-BASED COMPENSATION

     The Company's employee stock option plans are accounted for using the intrinsic value method. Stock-based compensation to non-employees is accounted for using the fair value method. The Company also provides disclosure of certain pro forma information as if the Company's employee stock option plans were accounted for using the fair value method (see Note 13).

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

PER SHARE DATA

     Basic and diluted loss per share from continuing operations was computed by dividing the loss from continuing operations less dividends and accretion and the effect of beneficial conversion features on redeemable preferred stock by the weighted average number of common shares outstanding during the period. Because of losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

     The following securities, which could potentially dilute earnings per share in the future, were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented (in thousands):

                                                               2000      1999      1998
                                                              ------    ------    ------
Stock options outstanding...................................  10,974    11,991     9,342
Class A and B common stock warrants outstanding.............  32,428    32,428       396
Class A common stock reserved under convertible
  securities................................................  37,893    37,342     4,946
                                                              ------    ------    ------
                                                              81,295    81,761    14,684
                                                              ======    ======    ======

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

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year's financial statements to conform with the 2000 presentation. The primary change was the reclassification of agency commissions from selling, general and administrative expenses to a separate line item in presenting net revenues.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 beginning January 1, 2001. The Company believes that the adoption of SFAS 133 will not have a material impact on its consolidated financial position or results of operations.

2. NBC TRANSACTION:

     Effective September 15, 1999 (the "Issue Date"), the Company entered into an Investment Agreement (the "Investment Agreement") with National Broadcasting Company, Inc. ("NBC"), pursuant to which NBC purchased shares of convertible exchangeable preferred stock (the "Series B Convertible Preferred Stock"), and common stock purchase warrants from the Company for an aggregate purchase price of $415 million. Further, Mr. Paxson and certain entities controlled by Mr. Paxson granted NBC the right (the "Call Right") to purchase all (but not less than all) 8,311,639 shares of Class B Common Stock of the Company beneficially owned by Mr. Paxson.

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

     The Call Right has a per share exercise price equal to the higher of (i) the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the exercise of the Call Right (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale prices), and (ii) $22.50 for any exercise of the Call Right on or prior to the third anniversary of the Issue Date and $20.00 for any exercise of the Call Right thereafter. The owners of the shares which are subject to the Call Right may not transfer such shares prior to the sixth anniversary of the Issue Date, and may not convert such shares into any other securities of the Company (including shares of Class A Common Stock). Exercise of the Call Right is subject to

                       PAXSON COMMUNICATIONS CORPORATION
compliance with applicable provisions of the Communications Act of 1934, as amended (the "Communications Act"), and the rules and regulations of the FCC. The Call Right may not be exercised until Warrant A and Warrant B have been exercised in full. The Call Right expires on the tenth anniversary of the Issue Date, or prior thereto under certain circumstances.

     The Company valued the common stock purchase warrants issued to NBC and the Call Right at $66.7 million. The Company recorded this value along with transaction costs as a reduction of the face value of the Series B Convertible Preferred Stock. Such discount is being accreted as preferred stock dividends over three years using the interest method.

     The Series B Convertible Preferred Stock was issued with a conversion price per share that was less than the closing price of the Class A Common Stock at the Issue Date. As a result, the Company recognized a beneficial conversion feature in connection with the issuance of the stock equal to the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion of the Series B Convertible Preferred Stock. The amount of the beneficial conversion feature calculated for the 1999 fiscal year totaling approximately $65.5 million was reflected in the accompanying statement of operations as a preferred stock dividend during 1999 and allocated to additional paid-in capital in the accompanying balance sheet because the preferred stock was immediately convertible. In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus regarding the accounting for beneficial conversion features which required the Company to recalculate the beneficial conversion feature utilizing the accounting conversion price as opposed to the stated conversion price used for 1999. This change resulted in a cumulative catch-up adjustment totaling approximately $75.1 million which was recorded as a preferred stock dividend in the fourth quarter of 2000.

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

     NBC, the Company, Mr. Paxson and certain entities controlled by Mr. Paxson also entered into a Stockholder Agreement, pursuant to which, if permitted by the Communications Act and FCC rules and regulations, the Company may nominate persons named by NBC for election to the Company's board of directors and Mr. Paxson and his affiliates have agreed to vote their shares of common stock in favor of the election of such persons as directors of the Company. Should no NBC nominee be serving as a member of the Company's board of directors, then NBC may appoint two observers to attend all board meetings. In December 1999 and March 2000, the Company's Board of Directors elected three NBC nominees to fill newly created vacancies on the board. At the Company's Annual Meeting of Stockholders in May 2000, all of the Company's directors, including the NBC nominees were reelected for terms of one to three years. The Stockholder Agreement further provides that the Company shall not, without the prior written consent of NBC, enter into certain agreements or adopt certain plans, as set forth in the Stockholder Agreement, which would be breached or violated upon the acquisition of the Company securities by NBC or its affiliates or would otherwise restrict or impede the ability of NBC or its affiliates to acquire additional shares of capital stock of the Company.

     The Company and NBC have entered into a number of agreements affecting the Company's business operations, including an agreement under which NBC provides network sales, marketing and research services for the Company's PAX TV Network, and Joint Sales Agreements ("JSA") between the Company's stations and NBC's owned and operated stations serving the same markets. Pursuant to the terms of the JSAs, the NBC stations sell all non-network spot advertising of the Company's stations and receive commission

                       PAXSON COMMUNICATIONS CORPORATION
compensation for such sales and the Company's stations may agree to carry one hour per day of the NBC station's syndicated or news programming. Certain Company station operations, including sales operations, are integrated with the corresponding functions of the related NBC station and the Company reimburses NBC for the cost of performing these operations. During the year ended December 31, 2000, the Company paid or accrued amounts due to NBC totaling approximately $17.8 million for commission compensation and cost reimbursements incurred in conjunction with these agreements.

3. DP MEDIA:

     In June 2000, the Company completed the acquisition of DP Media for aggregate consideration of $113.5 million, $106.0 million of which had previously been advanced by the Company during 1999. DP Media's assets included a 32% equity interest in a limited liability company controlled by the former stockholders of DP Media, which owns television station WWDP in Norwell, Massachusetts. The Company is entitled to receive a 45% distribution of the proceeds upon sale of the station which, pursuant to the terms of the limited liability agreement, must be sold by March 2003. The Company allocated the aggregate purchase price of DP Media to the assets acquired and liabilities assumed based on their relative fair market values. The assets, liabilities and results of operations of WWDP are no longer consolidated within the financial statements of the Company. The Company accounts for its equity interest in WWDP utilizing the equity method of accounting and has recorded its equity investment in WWDP within other assets as of December 31, 2000.

     During the third quarter of 1999, the Company advanced funds to DP Media which were utilized to fund operating cash flow needs. As a result of the Company's significant operating relationships with DP Media and its funding of DP Media's operating cash flow needs, the assets and liabilities of DP Media, together with their results of operations were included in the Company's consolidated financial statements since September 30, 1999. In consolidating DP Media, at December 31, 1999, the Company recorded current assets of approximately $4.3 million, current liabilities of approximately $1.3 million, property, plant and equipment of approximately $22.2 million, intangible assets of approximately $72.2 million and other assets of approximately $2.6 million.

     In August 1999, a subsidiary of DP Media repaid notes receivable to the Company of $15.5 million and $15.0 million in connection with its acquisition of WBPX in Boston and WHPX in Hartford. Both WBPX and WHPX were indirectly acquired from the Company by DP Media in prior years and have been reflected in the accompanying consolidated balance sheet as of December 31, 1999 at the Company's approximate historical cost.

     During August 1998, the Company advanced $1.75 million to DP Media in connection with its acquisition of WIPX in Bloomington, Indiana and was repaid these amounts at the closing of the acquisition transaction.

     During 1998, the Company sold two television stations to DP Media for aggregate consideration of approximately $13 million. The stations, which serve the Grand Rapids and Milwaukee markets, became PAX TV affiliates upon their acquisition by DP Media. No significant gain or loss was recorded in connection with these transactions.

     Prior to the acquisition of DP Media, the Company and DP Media had entered into various operating agreements including affiliation, services and commercial representation, and sales agreements. Subsequent to the consolidation of DP Media in September 1999, all intercompany transactions with DP Media have been eliminated. Prior to consolidation, the Company recorded time brokerage and affiliation fees related to stations owned by DP Media totaling approximately $13.6 million in 1999 and $5.7 million in 1998. Additionally, during 1999, the Company recorded commission revenue of $404,000 under its services and commercial representation agreements with DP Media.

                       PAXSON COMMUNICATIONS CORPORATION

4. JSA RESTRUCTURING:

     In connection with the NBC strategic relationship, the Company entered into JSAs with certain of NBC's owned and operated stations in 1999 and 2000. During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into JSAs primarily with NBC affiliate stations in each of the Company's remaining non-JSA markets. To date, the Company has entered into JSAs for 45 of its television stations, 19 of which entered into JSAs prior to adoption of the formal JSA restructuring plan. Under the JSA structure, the Company generally terminates its station sales staff. The JSA partner then provides local and national spot advertising sales management and representation to the Company station and integrates and co-locates the Company station operations. The Company's restructuring plan includes two major components: (1) termination of 226 station sales and administrative employees; and (2) exiting Company studio and sales office leased properties. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000 consisting of $2.7 million of termination benefits and $3.1 million of costs associated with exiting leased properties which will no longer be utilized upon implementation of the JSAs. Through December 31, 2000, the Company paid termination benefits to five employees totaling approximately $83,000 which were charged against the restructuring reserve. The Company expects to be substantially complete with the restructuring plan by the end of 2001; however, certain lease obligations may continue through mid-2002.

     During 2000, the Company recognized severance and lease termination costs related to JSAs entered into prior to management's approval of the restructuring plan totaling approximately $942,000 which are included in selling, general and administrative expenses.

5. CERTAIN TRANSACTIONS WITH RELATED PARTIES:

     In addition to the transactions with NBC described in Note 2, the Company has entered into certain operating and financing transactions with related parties as described below.

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

     In connection with the NBC transactions described elsewhere herein, the Company entered into a Master Agreement for Overnight Programming, Use of Digital Capacity and Public Interest Programming with CNI, pursuant to which the Company granted CNI, for a term of 50 years (with automatic ten year renewals, subject to certain limited conditions), certain rights to continue broadcasting CNI's programming on Company stations during the hours of 1:00 a.m. to 6:00 a.m. When digital programming begins, the Company will make a digital channel available for CNI's use for 24 hour CNI digital programming.

     Investments in Broadcast Properties. In April 1998, DP Media contracted to acquire WBPX in Boston, a PAX TV affiliate, for $18 million, including the assumption of CNI's obligations to the Company totaling approximately $15.5 million. In February of 1999 DP Media's acquisition of WBPX was completed.

     CNI Agreement. The Company and CNI entered into an agreement in May 1994 (the "CNI Agreement") under which the Company agreed that, if the tax exempt status of CNI were jeopardized by virtue of its relationships with the Company and its subsidiaries, the Company would take certain actions to ensure that CNI's tax exempt status would no longer be so jeopardized. Such steps could include, but not be limited to, rescission of one or more transactions or payment of additional funds by the Company. If the Company's activities with CNI are consistent with the terms governing their relationship, the Company believes that it will not be required to take any actions under the CNI Agreement. However, there can be no

                       PAXSON COMMUNICATIONS CORPORATION
assurance that the Company will not be required to take any actions under the CNI Agreement at a material cost to the Company.

     Worship Channel Studio. CNI and the Company have contracted for the Company to lease CNI's television production and distribution facility, the Worship Channel Studio. The Company utilizes this facility primarily as its network operations center and originates the PAX TV network signal from this location. During the years ended December 31, 2000, 1999 and 1998, the Company incurred rental charges in connection with this agreement of $199,000, $195,000 and $252,000, respectively.

AIRCRAFT LEASE

     During 1997, the Company entered into a three year aircraft lease with a company which is owned by Mr. Paxson. The lease is for a Boeing 727 aircraft with monthly payments of approximately $64,000. The Company continued to lease the Boeing 727 aircraft on a month to month basis through December 2000. Effective, January 1, 2001 the Company no longer leases the aircraft. In connection with such lease, the Company incurred rental costs of approximately $759,000, $763,000 and $763,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

BOARD OF DIRECTORS

     The Company has entered into transactions with certain current and former members of its Board of Directors.

     Vice Chairman of the Board of Directors. In May 1998, the Board of Directors of the Company elected a Vice Chairman of the Board. In connection with this appointment, an affiliate of the Vice Chairman received fully vested warrants to acquire 155,500 shares of Class A common stock at an exercise price of $16 per share (see Note 15). The warrants were valued at approximately $622,000, which was recorded as stock-based compensation at the time the warrants were issued.

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

     In March 2000, the Company reduced the exercise price of all of the warrants held by the previously described affiliate of the Vice Chairman from $16.00 per share to $12.60 per share resulting in a stock based compensation charge of approximately $139,000.

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

6. ACQUISITIONS AND DIVESTITURES

     In addition to the acquisition of DP Media described in Note 3, during 2000, the Company acquired the assets of four television stations (including construction permits) for total consideration of approximately $68.7 million of which $10.9 million was paid in prior years. Additionally, the Company paid approximately $8.9 million of consideration for a prior year acquisition. During 1999, the Company acquired the assets of five

                       PAXSON COMMUNICATIONS CORPORATION
television stations (including construction permits), for total consideration of approximately $65.6 million. In February 1999, the Company also completed its acquisition of WCPX in Chicago by transferring its interest in KWOK in San Francisco as partial consideration for WCPX. In connection with the transfer of ownership of KWOK, the Company recognized a pre-tax gain of approximately $23.8 million. During 1998, the Company acquired the assets of 26 television stations (including construction permits), for total consideration of approximately $591.4 million.

     During 2000, the Company sold interests in four stations for aggregate consideration of approximately $14.5 million and realized pre-tax gains of approximately $1.3 million on these sales. During 1999, the Company sold its interests in four stations for aggregate consideration of approximately $61 million and realized pre-tax gains of approximately $18.7 million on these sales. In addition, in February 1999, the Company sold its 30% interest in The Travel Channel, L.L.C. ("The Travel Channel") for aggregate consideration of approximately $55 million and realized a pre-tax gain of approximately $17 million. The results of operations of The Travel Channel have been included in the Company's December 31, 1999 and 1998 consolidated statement of operations using the equity method of accounting through the date of sale. During 1998, the Company sold its interests in three stations for aggregate consideration of $79.5 million and realized a gain of approximately $51.6 million.

7. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                                2000         1999
                                                              ---------    --------
Broadcasting towers and equipment...........................  $ 229,414    $212,550
Office furniture and equipment..............................     20,012      19,552
Buildings and leasehold improvements........................     21,446      20,982
Land and land improvements..................................      3,417       5,986
Aircraft, vehicles and other................................      3,905       3,832
                                                              ---------    --------
                                                                278,194     262,902
Accumulated depreciation....................................   (103,545)    (72,994)
                                                              ---------    --------
Property and equipment, net.................................  $ 174,649    $189,908
                                                              =========    ========

     Depreciation expense aggregated approximately $37.7 million, $28.4 million and $20.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. In connection with restructuring activities described in Note 4, the Company identified certain leasehold improvements and office furniture and equipment which will no longer be used in its operations upon exiting certain leased properties in 2001. The Company has prospectively shortened the estimated remaining useful lives through the expected disposal date of these assets resulting in approximately $2.1 million of additional depreciation expense in 2000.

                       PAXSON COMMUNICATIONS CORPORATION

8. INTANGIBLE ASSETS:

     Intangible assets consist of the following (in thousands):

                                                                 2000          1999
                                                              ----------    ----------
FCC licenses and goodwill...................................  $  969,052    $  892,674
Cable distribution rights...................................     101,172        93,003
Satellite distribution rights...............................      20,345        15,004
Covenants not to compete....................................       4,364         5,574
Favorable lease and other contracts.........................       2,003           511
                                                              ----------    ----------
                                                               1,096,936     1,006,766
Accumulated amortization....................................    (147,322)      (90,621)
                                                              ----------    ----------
Intangible assets, net......................................  $  949,614    $  916,145
                                                              ==========    ==========

     Amortization expense related to intangible assets aggregated $59.2 million, $49.5 million and $29.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

9. PROGRAM RIGHTS:

     Program rights consist of the following (in thousands):

                                                                2000         1999
                                                              ---------    ---------
Program rights..............................................  $ 512,804    $ 400,737
Accumulated amortization....................................   (314,221)    (191,035)
                                                              ---------    ---------
                                                                198,583      209,702
Less: current portion.......................................    (79,160)     (79,686)
                                                              ---------    ---------
Program rights, net.........................................  $ 119,423    $ 130,016
                                                              =========    =========

     Program rights amortization expense aggregated $100.3 million, $91.8 million and $31.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     In addition to its existing inventory of program rights, the Company continues to develop additional original programming and purchase additional syndicated programs, as well as negotiate with NBC for the acquisition of programming. The Company has entered into certain Joint Sales Agreements with NBC and NBC affiliated television station operators whereby the Company expects to obtain rights to additional news or syndicated programming. As a result of these factors, the Company adjusted its estimates of the anticipated future usage of its existing programming assets and the related advertising revenues to be generated by such programming and recorded an expense of approximately $24.4 million related to reduction of the carrying value of certain of its programming rights to net realizable value during 2000. In addition, in 1999 the Company adjusted the carrying value of certain of its program rights to net realizable value resulting in an expense of approximately $70.5 million.

     In March 2000, the Company gave up its rights to air certain syndicated programming, in exchange for approximately $4.9 million in cash and forgiveness of the remaining programming rights payments due under the original programming agreement. This transaction resulted in a gain of approximately $9.9 million. In September 2000, the Company assigned certain other programming rights to a third party who assumed the Company's remaining payment obligation. In connection with this transaction, $2.8 million of deferred gain was recorded. The deferred gain is being amortized over the term of the third party's assumed payments as the Company remains liable should the third party default. Approximately $311,000 of this deferred gain was recognized into income in 2000.

                       PAXSON COMMUNICATIONS CORPORATION

     As of December 31, 2000, the Company's programming contracts require collective payments by the Company of approximately $219.4 million as follows (in thousands):

                                                                     PROGRAM
                                                OBLIGATIONS FOR      RIGHTS
                                                PROGRAM RIGHTS     COMMITMENTS     TOTAL
                                                ---------------    -----------    --------
2001..........................................     $ 88,336          $19,158      $107,494
2002..........................................       54,962           12,816        67,778
2003..........................................       18,273            8,692        26,965
2004..........................................        6,106            6,650        12,756
2005..........................................           --            4,433         4,433
                                                   --------          -------      --------
                                                   $167,677          $51,749      $219,426
                                                   ========          =======      ========

     The Company has also committed to purchase at similar terms additional future episodes of certain of these programs should they be made available.

10. OBLIGATIONS FOR CABLE DISTRIBUTION RIGHTS:

     As of December 31, 2000, obligations for cable distribution rights require collective payments by the Company of approximately $22.8 million as follows (in thousands):

2001........................................................  $19,840
2002........................................................    2,624
2003........................................................      260
2004........................................................      108
                                                              -------
                                                               22,832
Less: Amount representing interest..........................   (2,020)
                                                              -------
Present value of obligations for cable distribution
  rights....................................................  $20,812
                                                              =======

11. SENIOR SUBORDINATED NOTES AND BANK FINANCING:

     Senior subordinated notes and bank financing consists of the following (in thousands):

                                                                2000       1999
                                                              --------   --------
11 5/8% Senior Subordinated Notes, due 2002.................  $230,000   $230,000
Senior Bank Credit Facility, maturing June 30, 2002,
  interest at LIBOR plus 3.50% or base rate plus 2.50%, at
  the Company's option (10.26% at December 31, 2000),
  quarterly principal payments commencing January 2001......   122,000    122,000
Equipment facility, as amended in March 2001, maturing June
  30, 2002, interest at the Index Rate, as defined, plus
  2.75% per annum, LIBOR plus 3.75% per annum or the
  commercial paper rate plus 3.75% per annum, at the
  Company's option (10.11% at December 31, 2000), secured by
  purchased assets..........................................    53,689     36,003
Other.......................................................       648      1,724
                                                              --------   --------
                                                               406,337    389,727
Less: discount on Senior Subordinated Notes.................      (861)    (1,306)
Less: current portion.......................................   (15,966)   (18,698)
                                                              --------   --------
                                                              $389,510   $369,723
                                                              ========   ========

                       PAXSON COMMUNICATIONS CORPORATION

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

     The Notes are currently redeemable at the option of the Company through September 30, 2001 at 102% of the face value plus accrued interest. Commencing October 1, 2001 through maturity, the Notes are redeemable at the option of the Company at 100% of the face value plus accrued interest.

     In 2000, the Company entered into three amendments of its Senior Bank Credit Facility. The amended terms include: (1) requiring the Company to make certain escrow deposits if it does not meet certain quarterly financial ratios;
(2) allowing the Company to sell its communications towers and related equipment; (3) allowing the Company to sell its accounts receivable; (4) adjustment to the timing and amounts of principal payments; (5) amendment of certain financial covenants. In connection with the amendments, the interest rates under the agreement were increased to 2.50% over base rate or 3.50% over LIBOR. At December 31, 2000, $13.7 million was deposited in escrow pursuant to the amended terms of the facility. Under the current terms, the Company is required to make principal payments of $2.5 million in 2001, $10 million on March 31, 2002 and $109.5 million on June 30, 2002. Should the Company not meet certain future quarterly financial ratios, the Company will be required to deposit quarterly into escrow an amount equal to principal amortization due in the following quarter and annualized interest as calculated under the terms of the agreement. Unless the credit agreement is amended or refinanced, the Company believes that, more likely than not, it will be required to make the future escrow deposits previously described.

     In March 2001, the Company and its lender amended its equipment credit facility (the "Equipment Facility") as follows: (1) the maximum borrowing capacity was increased from $65 million to $85 million with availability through June 30, 2002; and (2) scheduled principal amortization was eliminated and replaced with a requirement to repay in full amounts outstanding on June 30, 2002. In connection with the amendment, the interest rates were increased to Index Rate, as defined, plus 2.75%, LIBOR plus 3.75% or commercial paper rate plus 3.75%, at the Company's option. The Company paid a $200,000 origination fee for the increased commitment.

     Under the Senior Bank Credit Facility and the Equipment Facility, the Company is required to maintain certain financial ratios commencing March 31, 2001 and December 31, 2001, respectively. In addition, these credit facilities contain a number of covenants that restrict, among other things, the Company's ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate certain asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company.

                       PAXSON COMMUNICATIONS CORPORATION

     Aggregate maturities of senior subordinated notes and bank financing at December 31, 2000 are as follows (in thousands):

        2001........................................................  $ 15,966
        2002........................................................   367,445
        2003........................................................    22,424
        2004........................................................        59
        2005........................................................        65
        Thereafter..................................................       378
                                                                      --------
                                                                      $406,337
                                                                      ========

12. INCOME TAXES:

     Income tax (expense) benefit included in the consolidated statements of operations follows (in thousands):

                                                              2000     1999      1998
                                                              -----   -------   -------
Continuing operations.......................................  $(120)  $57,257   $37,389
Discontinued operations.....................................     --        --    (4,505)
                                                              -----   -------   -------
                                                              $(120)  $57,257   $32,884
                                                              =====   =======   =======

     The (provision) benefit for federal and state income taxes for the three years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                              2000     1999      1998
                                                              -----   -------   -------
Current:
     Federal................................................  $  --   $   975   $    --
     State..................................................   (120)   (1,827)   (4,754)
                                                              -----   -------   -------
                                                              $(120)  $  (852)  $(4,754)
                                                              =====   =======   =======
Deferred:
     Federal................................................  $  --   $51,293   $33,676
     State..................................................     --     6,816     3,962
                                                              -----   -------   -------
                                                              $  --   $58,109   $37,638
                                                              =====   =======   =======

     Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

                                                                2000        1999
                                                              ---------   ---------
Deferred tax assets:
     Net operating loss carryforwards.......................  $ 190,365   $ 125,699
     Programming rights.....................................     14,980      18,667
     Deferred compensation..................................     14,987      13,199
     Other..................................................      4,335       3,637
                                                              ---------   ---------
                                                                224,667     161,202
     Deferred tax asset valuation allowance.................    (84,204)    (27,429)
                                                              ---------   ---------
                                                                140,463     133,773
Deferred tax liabilities:
     Basis difference on fixed and intangible assets........   (140,463)   (133,773)
                                                              ---------   ---------
          Net deferred tax liabilities......................  $      --   $      --
                                                              =========   =========

                       PAXSON COMMUNICATIONS CORPORATION

     The reconciliation of income tax provision (benefit) attributable to continuing operations, computed at the U.S. federal statutory tax rate, to the provision for income taxes is as follows (in thousands):

                                                           2000       1999       1998
                                                         --------   --------   --------
Tax benefit at U.S. federal statutory tax rate.........  $(62,442)  $(76,170)  $(43,132)
State income tax benefit, net of federal tax...........    (5,145)    (6,426)      (320)
Non deductible items...................................     1,548      1,198      2,364
Valuation allowance....................................    63,498     24,358         --
Other..................................................     2,661       (217)     3,699
                                                         --------   --------   --------
Provision (benefit) for income taxes...................  $    120   $(57,257)  $(37,389)
                                                         ========   ========   ========

     The Company has recorded a valuation allowance for its net deferred tax assets at December 31, 2000, as it believes it is more likely than not that it will be unable to utilize its deferred tax assets. During the year ended December 31, 1999, the Company recognized a deferred tax benefit to the extent that the Company had offsetting deferred tax liabilities.

     The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $501 million at December 31, 2000 expiring through 2020. A portion of the net operating losses, amounting to approximately $7.9 million, are limited to annual utilization as a result of a change in ownership occurring when the Company acquired the subsidiary. The Company has recorded a valuation allowance in connection with the deferred tax asset relating to the net operating losses subject to limitation. Additionally, further limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

13. STOCK INCENTIVE PLANS:

     The Company has established various stock incentive plans to provide incentives to officers, employees and others who perform services for the Company through awards of options and shares of restricted stock. Awards granted under the plans are at the discretion of the Company's Compensation Committee and may be in the form of either incentive or nonqualified stock options or awards of restricted stock. Options granted under the plans generally vest over a five year period and expire ten years after the date of grant. At December 31, 2000, 276,861 shares of Class A common stock were available for additional awards under the plans.

     When options are granted to employees, a non-cash charge representing the difference between the exercise price and the fair market value of the common stock underlying the vested options on the date of grant is recorded as stock-based compensation expense with the balance deferred and amortized over the remaining vesting period. For the years ended December 31, 2000, 1999 and 1998, the Company recognized approximately $13.9 million, $16.8 million and $10.4 million, respectively, of stock-based compensation expense related to options and warrants and expects to recognize an additional expense of approximately $7 million over the next five years as such outstanding options vest. Stock-based compensation relates primarily to selling, general and administrative expenses.

     In May 2000, the Compensation Committee of the Board of Directors approved certain amendments to the terms of the stock options previously granted under the Company's stock option plans. The amendments were as follows: (1) to extend the exercise period in the event of an involuntary termination other than for cause to three years from the date of termination (or the original expiration, if earlier); (2) to extend the exercise period in the event of a voluntary termination to one year from the date of termination (or the original expiration, if earlier); and (3) to retroactively revise the vesting schedule for those options which included a deferred vesting schedule over a five year period at the rates of 10%, 15%, 20%, 25% and 30% per year to a vesting schedule at the rate of 20% per year over a five year period. These modifications resulted in a new

                       PAXSON COMMUNICATIONS CORPORATION
measurement date for purposes of measuring compensation expense for stock options outstanding at the date of the modification. However, no additional compensation expense was recognized as the intrinsic value at the modification date did not exceed the intrinsic value at the original measurement date.

     During 1999, the Company modified the terms of certain stock options in connection with the termination of employment of the holders. Included in stock-based compensation expense is $2.1 million reflecting the additional intrinsic value of those awards at the date of modification. Also in 1999, the Compensation Committee of the Board of Directors reduced the per share exercise price of 840,000 unvested stock options held by the Company's CEO to $.01 and 360,000 vested stock options held by the Company's CEO to $1.00. The Company recognized stock based compensation of approximately $5.7 million and $8.2 million for the years ended December 31, 2000 and 1999, respectively, related to these options.

     In October 1999, the Company amended the terms of substantially all of its outstanding employee stock options to provide for certain accelerated vesting of the options in the event of termination of employment with the Company as a result of the consolidation of Company operations or functions with those of NBC or within six months preceding or three years following a change in control of the Company. Were such events to occur, the Company could be required to recognize stock-based compensation expense at earlier dates than currently expected.

     A summary of the Company's 1994, 1996 and 1998 stock option plans as of December 31, 2000 and 1999 and changes during the three years ending December 31, 2000 is presented below:

                                            2000                    1999                    1998
                                    ---------------------   ---------------------   --------------------
                                                 WEIGHTED                WEIGHTED               WEIGHTED
                                                 AVERAGE                 AVERAGE                AVERAGE
                                    NUMBER OF    EXERCISE   NUMBER OF    EXERCISE   NUMBER OF   EXERCISE
                                     OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS     PRICE
                                    ----------   --------   ----------   --------   ---------   --------
  Outstanding, beginning of
     year.........................   8,891,061    $6.31      9,341,662    $5.86     3,605,461    $3.28
  Granted.........................     515,000     7.25      2,364,000     7.25     6,279,500     7.23
  Forfeited.......................    (366,925)    6.88     (1,612,500)    7.21      (228,000)    6.36
  Exercised.......................  (1,264,850)    4.40     (1,202,101)    3.46      (315,299)    3.22
                                    ----------              ----------              ---------
  Outstanding, end of year........   7,774,286     6.66      8,891,061     6.31     9,341,662     5.86
                                    ==========              ==========              =========
  Weighted average fair value of
     options granted during the
     year.........................                 6.88                    6.90                   9.14

     The majority of the Company's option grants have been at exercise prices of $7.25 and $3.42, prices which have historically been below the fair market value of the underlying common stock at the date of grant.

     The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2000:

                                                                      WEIGHTED
                                                        NUMBER         AVERAGE         NUMBER
                                                    OUTSTANDING AT    REMAINING    EXERCISABLE AT
                                                     DECEMBER 31,    CONTRACTUAL    DECEMBER 31,
EXERCISE PRICES                                          2000           LIFE            2000
---------------                                     --------------   -----------   --------------
  $0.01...........................................      840,000           7            300,000
  $1.00...........................................      360,000           7            360,000
  $3.42...........................................    1,188,850           4          1,067,961
  $7.25...........................................    5,385,436           8          2,328,725
                                                      ---------                      ---------
                                                      7,774,286                      4,056,686
                                                      =========                      =========

                       PAXSON COMMUNICATIONS CORPORATION

     Had compensation expense for the Company's option plans been determined using the fair value method the Company's net loss and net loss per share would have been as follows (in thousands except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        2000        1999        1998
                                                      ---------   ---------   ---------
Net loss available to common stockholders:
  As reported.......................................  $(391,329)  $(314,579)  $(137,955)
  Pro forma.........................................   (402,495)   (319,919)   (144,743)
Basic and diluted net loss per share:
  As reported.......................................  $   (6.16)  $   (5.10)  $   (2.29)
  Pro forma.........................................      (6.34)      (5.18)      (2.40)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility range of 50% to 73%, and risk free interest rates of 4.83% to 6.9% and weighted average expected option terms of .5 to 7.5 years.

     In addition to the options granted under its stock incentive plans, the Company has granted nonqualified options to purchase 3,200,000 (3,100,000 in 1999) shares of Class A common stock to members of senior management and others. These grants consist primarily of options granted in 1999 to purchase 1,000,000 shares of Class A common stock, which vest over three years and expire in ten years, and options to purchase 2,000,000 shares which vest over four years and expire in ten years. The exercise price for options vesting on the first anniversary is $10. The exercise prices for options vesting on the second anniversary are $12.03 (options to purchase 333,333 shares) and $11.68 (options to purchase 500,000 shares). The exercise price for options vesting on subsequent anniversaries will be the lower of a range between $18 and $21, or the fair market value of the common stock on the prior anniversary date. The Company recognized stock based compensation related to these grants of approximately $2.3 million and $873,000 for the years ended December 2000 and 1999, respectively. The options granted which vest subsequent to the second year are being accounted for as variable plans and the ultimate compensation expense for such options cannot be determined until their vesting date.

                       PAXSON COMMUNICATIONS CORPORATION

14. REDEEMABLE PREFERRED STOCK:

     The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the three years ended December 31, 2000 and the aggregate liquidation preference as of December 31, 2000 (in thousands):

                                                            JUNIOR
                                                         EXCHANGEABLE                   SERIES B
                              JUNIOR     EXCHANGEABLE     PREFERRED     CONVERTIBLE    CONVERTIBLE
                             PREFERRED     PREFERRED        STOCK        PREFERRED      PREFERRED
                             STOCK 12%   STOCK 12 1/2%     13 1/4%      STOCK 9 3/4%    STOCK 8%       TOTAL
                             ---------   -------------   ------------   ------------   -----------   ----------
Balance at December 31,
  1997.....................   $42,612      $168,375        $     --       $    --       $     --     $  210,987
Issuances..................        --            --         190,000        70,747             --        260,747
Accretion..................       681           670             646           271             --          2,268
Accrual of cumulative
  dividends................     5,803        22,472          14,986         4,138             --         47,399
                              -------      --------        --------       -------       --------     ----------
Balance at December 31,
  1998.....................    49,096       191,517         205,632        75,156             --        521,401
Issuances..................        --            --              --            --        339,837        339,837
Accretion..................       697           673           1,164           486          6,715          9,735
Accrual of cumulative
  dividends................     6,519        25,371          29,430         8,002          9,683         79,005
Cash dividends.............      (171)           --              --            --             --           (171)
                              -------      --------        --------       -------       --------     ----------
Balance at December 31,
  1999.....................    56,141       217,561         236,226        83,644        356,235        949,807
Accretion..................       714           676           1,170           489         23,422         26,471
Accrual of cumulative
  dividends................     7,092        28,641          33,458         8,812         33,200        111,203
Cash dividends.............    (7,092)           --              --            --             --         (7,092)
                              -------      --------        --------       -------       --------     ----------
Balance at December 31,
  2000.....................   $56,855      $246,878        $270,854       $92,945       $412,857     $1,080,389
                              =======      ========        ========       =======       ========     ==========
Aggregate liquidation
  preference at December
  31, 2000.................   $59,102      $250,833        $277,874       $95,952       $457,883     $1,141,644
                              =======      ========        ========       =======       ========     ==========

JUNIOR PREFERRED STOCK 12%

     At December 31, 2000 and 1999, the Company had 33,000 shares of $0.001 par value Junior Preferred Stock authorized, issued and outstanding (the "Junior Preferred Stock"). Holders of the Junior Preferred Stock are entitled to cumulative dividends at an annual rate of 12% prior to December 22, 2001, 13% from December 23, 2001 to December 22, 2002, and 14% per annum thereafter. Semi-annual dividend payments commenced December 31, 1999.

     The Junior Preferred Stock is currently redeemable, at the option of the Company, at par plus unpaid, deferred, and accrued dividends. The shares are subject to mandatory redemption on December 22, 2003. The Company paid cash dividends of approximately $7.1 million and $171,000 in 2000 and 1999, respectively.

     Junior Preferred Stock dividends in arrears aggregated approximately $26.1 million at December 31, 2000 and 1999.

                       PAXSON COMMUNICATIONS CORPORATION

CUMULATIVE EXCHANGEABLE PREFERRED STOCK 12 1/2%

     At December 31, 2000, the Company had authorized 440,000 shares of $0.001 par value Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of which 245,706 and 217,649 were issued and outstanding as of December 31, 2000 and 1999, respectively. Holders of Exchangeable Preferred Stock are entitled to cumulative dividends at an annual rate of 12.5% of the liquidation preference, payable semi-annually in cash or additional shares beginning April 30, 1997. The Company is required to make dividend payments in cash after October 31, 2002.

     The Company is required to redeem all of the then outstanding Exchangeable Preferred Stock on October 31, 2006 at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is redeemable at the Company's option on or after October 31, 2001 at the redemption prices set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:

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

     The Company may, provided it is not contractually prohibited from doing so, exchange the outstanding Exchangeable Preferred Stock for 12.5% Exchange Debentures due 2006. Additionally, the Company has agreed to exchange all outstanding Exchangeable Preferred Stock for 12.5% Exchange Debentures within 60 days from the date on which the Company is no longer contractually prohibited from effecting such exchange. The 12.5% Exchange Debentures have redemption features similar to those of the Exchangeable Preferred Stock.

     During 2000, 1999 and 1998, the Company paid dividends of approximately $28.1 million, $24.9 million, $22.0 million, respectively, by the issuance of additional shares of Exchangeable Preferred Stock. Accrued Exchangeable Preferred Stock dividends since the last dividend payment date aggregated approximately $5.1 million and $4.5 million at December 31, 2000 and 1999, respectively.

JUNIOR EXCHANGEABLE PREFERRED STOCK 13 1/4%

     During 1998, the Company issued 20,000 shares of Cumulative Junior Exchangeable Preferred Stock (the "Junior Exchangeable Preferred Stock") with an aggregate $200 million liquidation preference for gross proceeds of an equivalent amount. At December 31, 2000 and 1999, the Company had authorized 72,000 shares of $0.001 par value Junior Exchangeable Preferred Stock of which 27,335 and 24,043 were issued and outstanding, respectively. Holders of the Junior Exchangeable Preferred Stock are entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase by 1% per annum for such dividend payment period.

     The Company is required to redeem all of the then outstanding Junior Exchangeable Preferred Stock on November 15, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Junior Exchangeable Preferred Stock is redeemable at the

                       PAXSON COMMUNICATIONS CORPORATION

Company's option at any time on or after May 15, 2003, at the redemption prices set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:

TWELVE MONTH PERIOD
BEGINNING MAY 15,
-------------------
     2003...................................................  106.625%
     2004...................................................  103.313%
     2005 and thereafter....................................  100.000%

     Prior to May 15, 2001, the Company may use the proceeds of certain public stock offerings or major asset sales to redeem up to an aggregate of 35% of the shares of Junior Exchangeable Preferred Stock outstanding at 113.25% of the aggregate liquidation preference of such shares, plus accumulated and unpaid dividends. Upon a change of control, the Company is required to offer to purchase the Junior Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof plus accumulated and unpaid dividends.

     The Company may, provided it is not contractually prohibited from doing so, exchange the outstanding Junior Exchangeable Preferred Stock on any dividend payment date for 13 1/4% Exchange Debentures due 2006. The Exchange Debentures have redemption features similar to those of the Junior Exchangeable Preferred Stock.

     During 2000, 1999 and 1998, the Company paid dividends of approximately $32.9 million, $28.9 million and $11.5 million, respectively, by the issuance of additional shares of Junior Exchangeable Preferred Stock. Accrued Junior Exchangeable Preferred Stock dividends since the last dividend payment date aggregated approximately $4.5 million and $4.0 million at December 31, 2000 and 1999, respectively.

CONVERTIBLE PREFERRED STOCK 9 3/4%

     During 1998, the Company issued 7,500 shares of Series A Convertible Preferred Stock ("Convertible Preferred Stock") with an aggregate liquidation preference of $75 million, and warrants to purchase 240,000 shares of Class A common stock. At December 31, 2000 and 1999, the Company had authorized 17,500 shares of $0.001 par value Convertible Preferred Stock of which 9,595 and 8,714 were issued and outstanding, respectively. Of the gross proceeds of $75 million, approximately $960,000 was allocated to the value of the warrants, which are exercisable at a price of $16 per share through June 2003. Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 9 3/4%, payable quarterly beginning September 30, 1998 and accumulating from the issue date. The Company may pay dividends either in cash, in additional shares of Convertible Preferred Stock, or (subject to an increased dividend rate) by the issuance of shares of Class A common stock equal in value to the amount of such dividends.

     During 2000, 1999 and 1998, the Company paid dividends of approximately $8.8 million, $8.0 million and $4.1 million, respectively, by the issuance of additional shares of Convertible Preferred Stock. At December 31, 2000 and 1999, there were no accrued and unpaid dividends on the Convertible Preferred Stock.

     The Company is required to redeem the Convertible Preferred Stock on December 31, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Convertible Preferred Stock is redeemable at the Company's option at any time on or after June 30, 2003, at the redemption prices set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:

TWELVE MONTH PERIOD
BEGINNING JUNE 30,
-------------------
     2003...................................................  104.00%
     2004...................................................  102.00%
     2005 and thereafter....................................  100.00%

                       PAXSON COMMUNICATIONS CORPORATION

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

     Each share of Convertible Preferred Stock is convertible into shares of Class A common stock at an initial conversion price of $16 per share. If the Convertible Preferred Stock is called for redemption, the conversion right will terminate at the close of business on the date fixed for redemption.

     Holders of the Convertible Preferred Stock have voting rights on all matters submitted for a vote to the Company's common stockholders and are entitled to one vote for each share of Class A common stock into which their Convertible Preferred Stock is convertible.

SERIES B CONVERTIBLE PREFERRED STOCK 8%

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

     The Series B Convertible Preferred Stock is mandatorily redeemable at NBC's option in September 2002 or annually thereafter through September 2009. The Series B Convertible Preferred Stock also has redemption rights prior to September 2002 under certain circumstances related to the attribution to NBC of its investment in the Company under rules established by the FCC. The Company's mandatory redemption obligation in respect of the Series B Convertible Preferred Stock is subject to the Company's compliance with the terms of its existing debt and preferred stock agreements as well as the existence of funds on hand to consummate such redemption.

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

     Series B Convertible Preferred Stock dividends in arrears aggregated approximately $42.9 million and $9.7 million at December 31, 2000 and 1999, respectively.

                       PAXSON COMMUNICATIONS CORPORATION

REDEMPTION FEATURES OF PREFERRED STOCK

     The following table presents the redemption value of the five classes of preferred stock outstanding at December 31, 2000 should the Company elect to redeem the preferred stock in the indicated year, assuming no dividends are paid prior to redemption, unless required (in thousands):

                                                                        JUNIOR        CONVERTIBLE    SERIES B
                                    JUNIOR        EXCHANGEABLE       EXCHANGEABLE      PREFERRED    CONVERTIBLE
                                  PREFERRED        PREFERRED          PREFERRED          STOCK       PREFERRED
                                 STOCK 12%(1)   STOCK 12 1/2%(2)   STOCK 13 1/4%(3)    9 3/4%(4)    STOCK 8%(5)
                                 ------------   ----------------   ----------------   -----------   -----------
2001...........................    $59,102          $300,495           $     --        $     --      $     --
2002...........................     59,102           332,708                 --              --            --
2003...........................     59,102           326,182            407,907         133,228            --
2004...........................         --           319,659            395,430         143,880       582,383
2005...........................         --           319,659            382,950         155,324       615,583

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

COVENANTS UNDER PREFERRED STOCK TERMS

     The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets.

15. COMMON STOCK WARRANTS:

     In connection with the NBC transaction discussed elsewhere herein, NBC acquired a warrant to purchase up to 13,065,507 shares of Class A Common stock at an exercise price of $12.60 per share ("Warrant A") and a warrant to purchase up to 18,966,620 shares of Class A Common Stock ("Warrant B") at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price) subject to a minimum exercise price during the first three years after the Issue Date of $22.50 per share. The Warrants are exercisable for ten years from the Issue Date, subject to certain conditions and limitations.

     In connection with the Series A Convertible Preferred Stock sale in June 1998, the Company issued warrants to purchase 240,000 shares of Class A common stock at an exercise price of $16. The warrants were valued at $960,000.

     In June 1998, the Company issued to an affiliate of a newly appointed member of its Board of Directors five year warrants entitling the holder to purchase 155,500 shares of Class A common stock at an exercise price of $16.00 per share. The Company recorded $622,000 of stock-based compensation expense in

                       PAXSON COMMUNICATIONS CORPORATION
connection with this issuance. In March 2000, the Company reduced the exercise price of warrants held by the affiliate from $16.00 per share to $12.60 per share. See Note 5.

16. COMMON STOCK:

     On May 1, 2000, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of authorized shares of common stock from 197,500,000 shares to 327,500,000 shares, the number of authorized shares of Class A common stock from 150,000,000 shares to 215,000,000 shares and the number of authorized shares of Class C non-voting common stock, par value $0.001 per share, from 12,500,000 shares to 77,500,000 shares. No shares of the Company's Class C common stock were issued or outstanding at December 31, 2000 or 1999.

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

     During December 1996, the Company approved a program under which it extended loans to certain members of management for the purchase of Company common stock in the open market by those individuals. The loans are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by the shares of stock purchased with the loan proceeds. The Company extended the maturity of all outstanding loans under this program until March 31, 2001. The outstanding principal balance on such loans was approximately $1.3 million at December 31, 2000 and 1999 and is reflected as stock subscription notes receivable in the accompanying balance sheets.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

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

     Long-term debt and Senior subordinated notes. The fair value of the Company's long-term debt is estimated based on current market rates and instruments with the same risk and maturities. The fair value of the Company's long-term debt approximates its carrying value. The fair market value of the Company's senior subordinated notes is estimated based on year end quoted market prices for such securities. At December 31, 2000, the estimated fair market value of the Company's senior subordinated notes was approximately $231.2 million.

                       PAXSON COMMUNICATIONS CORPORATION

     Mandatorily redeemable securities. The fair market value of the Company's mandatorily redeemable preferred stock is estimated based on quoted market prices except for the Junior Preferred Stock and the Series B Convertible Preferred Stock which are estimated at the December 31, 2000 aggregate liquidation preference as no quoted market prices are available for these securities. The estimated fair market value of the Company's mandatorily redeemable preferred stock is as follows (in thousands):

Junior Preferred 12%........................................  $   59,102
Exchangeable Preferred 12 1/2%..............................     240,792
Junior Exchangeable Preferred 13 1/4%.......................     252,868
Convertible Preferred 9 3/4%................................      90,673
Series B Convertible Preferred 8%...........................     457,883
                                                              ----------
                                                              $1,101,318
                                                              ==========

18. COMMITMENTS AND CONTINGENCIES:

     Future minimum annual payments under non-cancelable operating leases for broadcasting facilities and equipment and employment agreements, as of December 31, 2000, are as follows (in thousands):

2001........................................................  $14,639
2002........................................................   13,506
2003........................................................    9,985
2004........................................................    6,791
2005........................................................    6,063
Thereafter..................................................   27,206
                                                              -------
                                                              $78,190
                                                              =======

     The Company incurred total operating expenses of approximately $17.7 million, $15.2 million and $10.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, under these agreements.

     At December 31, 2000, the Company had entered into certain affiliation and time brokerage agreements which required certain minimum payments as follows (in thousands):

2001........................................................  $3,577
2002........................................................   3,627
2003........................................................     275
                                                              ------
                                                              $7,479
                                                              ======

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

                       PAXSON COMMUNICATIONS CORPORATION

                                                                                 PURCHASE PRICE
STATION                                     MARKET SERVED                        (IN THOUSANDS)
-------                                     -------------                        --------------
WPXX/WPXL.................................  Memphis, TN/New Orleans, LA(1)          $ 40,000
KPPX......................................  Phoenix, AZ(2)                            15,303
WAOM......................................  Lexington, KY                              8,000
WBSG......................................  Brunswick, GA(3)                           7,100
Channel 61................................  Mobile, AL                                 6,750
WBNA......................................  Louisville, KY                             3,000
Less: advances and escrow deposits........                                           (19,823)
                                                                                    --------
Total investment commitments..............                                          $ 60,330
                                                                                    ========

---------------
(1) The Company has a $4 million escrow deposit on these stations.

(2) The Company had acquired a 49% interest in this station as of December 31, 2000. The Company has acquired the remaining 51% interest in this station as of January 2001.

(3) Acquisition completed during January 2001.

LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

     In October, November and December 1999, complaints were filed in the 15th Judicial Circuit Court in Palm Beach County, Florida, in the Court of Chancery of the State of Delaware and in Superior Court of the State of California against certain of the Company's officers and directors by alleged stockholders of the Company alleging breach of fiduciary duty by the directors in approving the transactions with NBC which occurred in September 1999. The complaints generally allege that the directors failed to pursue acquisition negotiations with a party other than NBC, which transaction would have provided the Company's stockholders with a substantial premium over the then market price of the Company's common stock and instead completed the NBC Investment Agreement and related transactions. All of these actions are at an early stage procedurally. The Company believes the suits to be wholly without merit and intends to vigorously defend its actions on these matters.

OTHER

     See also Notes 9 and 10.

19. DISCONTINUED OPERATIONS:

     During 1998, the Company recognized an additional gain of $1.2 million on the 1997 sale of its former radio segment, net of applicable income taxes of $2.2 million. This gain reflects a reduction of $2.7 million of estimated costs attributable to the segment disposal and the recovery of a $3 million loan by the billboard operations of Radio, which was charged off against the gain in 1997. An additional $2.3 million of income taxes were recorded within discontinued operations in 1998 as a result of certain adjustments by the Internal Revenue Service reducing the Company's net operating loss carry forwards relating to the historical results of the Radio segment.

                       PAXSON COMMUNICATIONS CORPORATION

20. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash operating, investing and financing activities are as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $ 40,101   $44,076   $38,849
                                                              ========   =======   =======
  Cash paid for income taxes................................  $  1,301   $ 1,346   $ 2,239
                                                              ========   =======   =======
Non-cash operating, investing and financing activities:
  Accretion of discount on Senior Subordinated Notes........  $    445   $   389   $   346
                                                              ========   =======   =======
  Issuance of common stock in connection with
     acquisitions...........................................  $    251   $   500   $ 5,250
                                                              ========   =======   =======
  Beneficial conversion feature on issuance of convertible
     preferred stock........................................  $ 75,130   $65,467   $    --
                                                              ========   =======   =======
  Dividends accrued on redeemable preferred stock...........  $104,111   $78,834   $47,399
                                                              ========   =======   =======
  Discount accretion on redeemable securities...............  $ 26,471   $ 9,735   $ 2,268
                                                              ========   =======   =======
  Satellite distribution....................................  $  5,345   $15,000   $    --
                                                              ========   =======   =======
  Sale of KWOK in exchange for WCPX.........................  $     --   $30,000   $    --
                                                              ========   =======   =======
  Issuance of common stock in payment of obligations for
     cable distribution rights..............................  $     --   $ 8,479   $    --
                                                              ========   =======   =======

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                           FOR THE 2000 QUARTERS ENDED
                                              ------------------------------------------------------
                                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                              ------------------------------------------------------
                                              DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31
                                              -----------   ------------   -----------   -----------
Revenues....................................  $    85,886   $    73,443    $    78,151   $    78,456
Less: agency commissions....................      (11,830)      (10,344)       (10,886)      (10,984)
                                              -----------   -----------    -----------   -----------
Net revenues................................       74,056        63,099         67,265        67,472
Expenses, excluding depreciation,
  amortization and stock based
  compensation..............................       73,622        74,472         67,675        96,411
Depreciation and amortization...............       31,713        22,594         21,394        21,180
Stock based compensation....................        3,026         3,090          5,583         2,167
                                              -----------   -----------    -----------   -----------
Operating loss..............................  $   (34,305)  $   (37,057)   $   (27,387)  $   (52,286)
                                              ===========   ===========    ===========   ===========
Net loss attributable to common
  stockholders..............................  $  (154,785)  $   (80,073)   $   (68,835)  $   (87,636)
                                              ===========   ===========    ===========   ===========
Basic and diluted loss per share............  $     (2.41)  $     (1.26)   $     (1.09)  $     (1.39)
                                              ===========   ===========    ===========   ===========
Weighted average common shares
  outstanding...............................   64,167,739    63,705,076     63,135,530    63,043,758
                                              ===========   ===========    ===========   ===========
  Stock price(1)
     High...................................  $    11.938   $    13.813    $     8.875   $    12.375
     Low....................................  $     8.750   $     8.375    $     6.125   $     7.750

---------------
(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.

                       PAXSON COMMUNICATIONS CORPORATION

                                                           FOR THE 1999 QUARTERS ENDED
                                              ------------------------------------------------------
                                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                              ------------------------------------------------------
                                              DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31
                                              -----------   ------------   -----------   -----------
Revenues....................................  $    80,677   $    58,051    $    57,855   $    51,779
Less: agency commission.....................      (10,647)       (8,089)        (8,221)       (7,225)
                                              -----------   -----------    -----------   -----------
Net revenues................................       70,030        49,962         49,634        44,554
Expenses, excluding depreciation,
  amortization and stock based
  compensation..............................       70,411        70,433        140,247        63,666
Depreciation and amortization...............       21,016        19,488         18,730        18,626
Stock based compensation....................        3,101         9,419          2,147         2,147
                                              -----------   -----------    -----------   -----------
Operating loss..............................  $   (24,498)  $   (49,378)   $  (111,490)  $   (39,885)
                                              ===========   ===========    ===========   ===========
Net loss attributable to common
  stockholders..............................  $   (76,958)  $  (129,759)   $   (82,732)  $   (25,130)
                                              ===========   ===========    ===========   ===========
Basic and diluted loss per share............  $     (1.23)  $     (2.10)   $     (1.35)  $     (0.41)
                                              ===========   ===========    ===========   ===========
Weighted average common shares
  outstanding...............................   62,668,330    61,887,000     61,420,661    60,954,281
                                              ===========   ===========    ===========   ===========
  Stock price(1)
     High...................................  $    13.813   $    17.438    $    14.250   $    10.063
     Low....................................  $     9.625   $    10.500    $     7.875   $     7.625

---------------
(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.

                                                                     SCHEDULE II
                       PAXSON COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

              COLUMN A                 COLUMN B          COLUMN C             COLUMN D        COLUMN E
              --------                ----------         --------            ----------      ----------
                                                        ADDITIONS
                                                   --------------------
                                                    CHARGED
                                      BALANCE AT      TO                                     BALANCE AT
                                      BEGINNING    COSTS AND                                   END OF
                                       OF YEAR     EXPENSES     OTHER        DEDUCTIONS         YEAR
                                      ----------   ---------   --------      ----------      ----------
FOR THE YEAR ENDED DECEMBER 31,
  2000:
  Allowance for doubtful accounts...   $ 4,255      $3,277     $    --        $ (3,365)(1)    $ 4,167
                                       =======      ======     =======        ========        =======
  Deferred tax assets valuation
     allowance......................   $27,429      $   --     $56,775(2)     $     --        $84,204
                                       =======      ======     =======        ========        =======
  Restructuring reserves............   $    --      $5,760     $    --        $    (83)(3)    $ 5,677
                                       =======      ======     =======        ========        =======
FOR THE YEAR ENDED DECEMBER 31,
  1999:
  Allowance for doubtful accounts...   $ 3,953      $6,164     $    --        $ (5,862)(1)    $ 4,255
                                       =======      ======     =======        ========        =======
  Deferred tax assets valuation
     allowance......................   $ 3,071      $   --     $24,358(2)     $     --        $27,429
                                       =======      ======     =======        ========        =======
FOR THE YEAR ENDED DECEMBER 31,
  1998:
  Allowance for doubtful accounts...   $   912      $4,214     $    --        $ (1,173)(1)    $ 3,953
                                       =======      ======     =======        ========        =======
  Deferred tax assets valuation
     allowance......................   $ 3,071      $   --     $    --        $     --        $ 3,071
                                       =======      ======     =======        ========        =======

---------------

(1) Write off of uncollectible receivables.
(2) Valuation allowance for net deferred tax assets due to uncertainty surrounding the Company's utilization of future tax benefits.
(3) Cash payments of termination benefits.