Form 10-Q
period 2001-03-31
PAXSON COMMUNICATIONS CORP
filed 2001-05-11
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ___________

                         Commission File Number 1-13452

                        PAXSON COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                          59-3212788
         -------------------------------             -------------
         (State or other jurisdiction of             (IRS Employer
          incorporation or organization)             Identification No.)

         601 CLEARWATER PARK ROAD
         WEST PALM BEACH, FLORIDA                             33401
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (561) 659-4122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]       NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001:

CLASS OF STOCK                                               NUMBER OF SHARES
--------------                                               ----------------
COMMON STOCK-CLASS A, $0.001 PAR VALUE PER SHARE               56,067,036

COMMON STOCK-CLASS B, $0.001 PAR VALUE PER SHARE                8,311,639

                        PAXSON COMMUNICATIONS CORPORATION

                                      INDEX


                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL INFORMATION

         Item 1   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 2001
                  (unaudited) and December 31, 2000 ........................          3

                  Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2001 and 2000 (unaudited) ................          4

                  Consolidated Statement of Stockholders' Deficit for the
                  Three Months Ended March 31, 2001 (unaudited) ............          5

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2001 and 2000 (unaudited) ................          6

                  Notes to Unaudited Consolidated Financial Statements .....          7

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............         10

PART II - OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................         14

                  Signatures ...............................................         15


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PAXSON COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                            MARCH 31,         DECEMBER 31,
                                                                                              2001                2000
                                                                                        ----------------    ------------------
                                                                                          (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents ..................................................         $    20,800          $    51,363
  Short-term investments .....................................................              52,656               50,001
  Restricted cash and short-term investments .................................              13,922               13,729
  Accounts receivable, less allowance for doubtful accounts
     of $4,525 and $4,167, respectively ......................................              33,558               39,528
  Program rights .............................................................              69,567               79,160
  Prepaid expenses and other current assets ..................................               2,236                2,065
                                                                                       -----------          -----------
        Total current assets .................................................             192,739              235,846

Property and equipment, net ..................................................             172,125              174,649
Intangible assets, net .......................................................             955,189              949,614
Program rights, net of current portion .......................................             112,430              119,423
Investments in broadcast properties ..........................................              21,764               33,453
Other assets, net ............................................................              12,189               13,062
                                                                                       -----------          -----------
       Total assets ..........................................................         $ 1,466,436          $ 1,526,047
                                                                                       ===========          ===========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Accounts payable and accrued liabilities ...................................         $    23,810          $    21,828
  Accrued interest ...........................................................               3,935               10,464
  Obligations for cable distribution rights ..................................              17,582               19,840
  Obligations for satellite distribution rights ..............................               5,126                5,114
  Obligations for program rights .............................................              83,284               88,336
  Current portion of bank financing ..........................................              12,046               15,966
                                                                                       -----------          -----------
       Total current liabilities .............................................             145,783              161,548

Obligations for cable distribution rights, net of current portion ............               1,380                  972
Obligations for satellite distribution rights, net of current portion ........              13,822               14,076
Obligations for program rights, net of current portion .......................              62,607               79,341
Senior subordinated notes and bank financing, net ............................             393,719              389,510
                                                                                       -----------          -----------
       Total liabilities .....................................................             617,311              645,447
                                                                                       -----------          -----------
Mandatorily redeemable preferred stock .......................................           1,116,555            1,080,389
                                                                                       -----------          -----------
Commitments and contingencies ................................................                  --                   --
                                                                                       -----------          -----------
Stockholders' deficit:
   Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 56,041,786 and 55,872,152 shares issued and
   outstanding ...............................................................                  56                   56
   Class B common stock, $0.001 par value; ten votes per share; 35,000,000
    shares authorized and 8,311,639 shares issued and outstanding ............                   8                    8
   Common stock warrants and call option .....................................              68,384               68,384
   Stock subscription notes receivable .......................................              (1,270)              (1,270)
   Additional paid-in capital ................................................             500,383              499,304
   Deferred  stock option compensation .......................................              (5,881)              (6,999)
   Accumulated deficit .......................................................            (829,110)            (759,272)
                                                                                       -----------          -----------
       Total stockholders' deficit ...........................................            (267,430)            (199,789)
                                                                                       -----------          -----------
       Total liabilities, mandatorily redeemable preferred stock,
           and stockholders' deficit .........................................         $ 1,466,436          $ 1,526,047
                                                                                       ===========          ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PAXSON COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                       FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                              ----------------------------------
                                                                   2001                 2000
                                                              ------------          ------------
                                                                                    (Unaudited)
REVENUES:
Gross revenues ......................................         $     80,214          $     78,456
Less: agency commissions ............................              (10,899)              (10,984)
                                                              ------------          ------------

Net revenues ........................................               69,315                67,472
                                                              ------------          ------------

EXPENSES:
  Programming and broadcast operations ..............                9,950                 8,974
  Program rights amortization .......................               24,433                27,761
  Selling, general and administrative ...............               31,610                33,398
  Time brokerage and affiliation fees ...............                  939                 1,878
  Stock-based compensation ..........................                1,118                 2,167
  Adjustment of programming to net realizable value .                   --                24,400
  Depreciation and amortization .....................               23,996                21,180
                                                              ------------          ------------
         Total operating expenses ...................               92,046               119,758
                                                              ------------          ------------
Operating loss ......................................              (22,731)              (52,286)
                                                              ------------          ------------

OTHER INCOME (EXPENSE):
  Interest expense ..................................              (12,283)              (11,580)
  Interest income ...................................                1,484                 3,037
  Other expenses, net ...............................                 (331)               (3,135)
  Gain on restructuring of program rights obligations                  233                 9,910
                                                              ------------          ------------

Loss before income taxes ............................              (33,628)              (54,054)
Income tax provision ................................                  (44)                   --
                                                              ------------          ------------
Net loss ............................................              (33,672)              (54,054)

Dividends and accretion on redeemable preferred stock              (36,166)              (33,582)
                                                              ------------          ------------
Net loss attributable to common stockholders ........         $    (69,838)         $    (87,636)
                                                              ============          ============

Basic and diluted loss per common share .............         $      (1.09)         $      (1.39)
                                                              ============          ============
Weighted average shares outstanding .................           64,288,943            63,043,758
                                                              ============          ============



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)


                                                            COMMON STOCK   STOCK    ADDITION-                             TOTAL
                                                COMMON STOCK  WARRANTS  SUBSCRIPTION   AL        DEFERRED                 STOCK-
                                                ------------   AND CALL    NOTES      PAID-IN   OPTION PLAN ACCUMULATED  HOLDERS'
                                              CLASS A CLASS B  OPTION    RECEIVABLE  CAPITAL   COMPENSATION  DEFICIT     DEFICIT
                                              ---------------  ------    ----------  -------   ------------  -------     -------
Balance, December 31, 2000 ..................   $56     $8     $68,384   $(1,270)   $499,304   $(6,999)   $ (759,272)$  (199,789)
   Stock-based compensation .................    --      -          --        --          --     1,118           --        1,118
   Stock options exercised ..................    --      -          --        --       1,079        --           --        1,079
   Dividends on redeemable preferred stock ..    --      -          --        --          --        --      (29,145)     (29,145)
   Accretion on redeemable preferred stock ..    --      -          --        --          --        --       (7,021)      (7,021)
   Net loss .................................    --      -          --        --          --        --      (33,672)     (33,672)
                                                ---     --     -------   -------    --------   -------    ---------    ---------
Balance, March 31, 2001 .....................   $56     $8     $68,384   $(1,270)   $500,383   $(5,881)   $(829,110)   $(267,430)
                                                ===     ==     =======   =======    ========   =======    =========    =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                   ------------------------
                                                                                     2001           2000
                                                                                   --------       ---------
                                                                                         (Unaudited)
Cash flows from operating activities:
  Net loss ..................................................................      $(33,672)      $ (54,054)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ...........................................        23,996          21,180
    Stock-based compensation ................................................         1,118           2,167
    Program rights amortization .............................................        24,433          27,761
    Payments for cable distribution rights ..................................        (2,349)           (534)
    Payments for program rights and deposits ................................       (27,878)        (27,844)
    Provision for doubtful accounts .........................................           769             875
    Adjustment of programming to net realizable value .......................            --          24,400
    Loss on sale or disposal of assets ......................................           293           1,818
    Loss on sale of broadcast assets ........................................            --             800
    Gain on restructuring of program rights obligations .....................          (233)         (9,910)
    Changes in assets and liabilities:
       Increase in restricted cash and short-term investments ...............          (193)         (8,134)
       Decrease in accounts receivable ......................................         4,591           1,880
       Increase in prepaid expenses and other current assets ................          (171)           (371)
       Decrease in other assets .............................................         1,310             102
       Increase in accounts payable and accrued liabilities .................           836              56
       Decrease in accrued interest .........................................        (6,529)         (4,898)
                                                                                   --------       ---------
          Net cash used in operating activities .............................       (13,679)        (24,706)
                                                                                   --------       ---------
Cash flows from investing activities:
    Acquisitions of broadcasting properties .................................        (9,551)             --
    Decrease in deposits on broadcast properties ............................            --           1,576
    Decrease in investments in broadcast properties .........................            --           2,038
    (Increase) decrease in short-term investments ...........................        (2,655)         24,980
    Purchases of property and equipment .....................................        (6,117)         (5,543)
    Proceeds from sales of property and equipment ...........................           191              --
                                                                                   --------       ---------
          Net cash (used in) provided by investing activities ...............       (18,132)         23,051
                                                                                   --------       ---------
Cash flows from financing activities:
    Borrowings of long-term debt ............................................           679           2,670
    Repayments of long-term debt ............................................          (510)           (143)
    Proceeds from exercise of common stock options, net .....................         1,079             942
                                                                                   --------       ---------
          Net cash provided by financing activities .........................         1,248           3,469
                                                                                   --------       ---------
(Decrease) increase in cash and cash equivalents ............................       (30,563)          1,814
Cash and cash equivalents at beginning of period ............................        51,363         125,189
                                                                                   --------       ---------
Cash and cash equivalents at end of period ..................................      $ 20,800       $ 127,003
                                                                                   ========       =========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of March 31, 2001 and for the three month period ended March 31, 2001 and 2000, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the year ended December 31, 2000.

The consolidated financial statements include the accounts of the Company and its subsidiaries and those of DP Media, Inc. ("DP Media"), a company acquired in June 2000. Prior to acquisition, DP Media was beneficially owned by family members of Lowell W. Paxson, the Company's Chairman and principal stockholder. The financial position and results of operations of DP Media have been included in the Company's consolidated financial statements since September 1999. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation. These financial statements, footnotes and discussions should be read in conjunction with the audited financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the definitive proxy statement for the annual meeting of stockholders held May 1, 2001.

2.  JSA RESTRUCTURING

During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into Joint Sales Agreements ("JSAs") primarily with NBC affiliate stations in each of the Company's remaining non-JSA markets. Under the JSA structure, the Company generally terminates its station sales staff. The JSA partner then provides local and national spot advertising sales management and representation to the Company station and integrates and co-locates the Company station operations. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000 consisting of $2.7 of termination benefits and $3.1 million of costs associated with exiting leased properties which will no longer be utilized upon implementation of the JSAs. During the three months ended March 31, 2001, the Company paid termination benefits to 33 employees totaling approximately $647,000 which were charged against the restructuring reserve. The Company expects to substantially complete the restructuring plan by the end of 2001; however, certain lease obligations may continue through mid-2002.

The following summarizes the activity in the Company's restructuring reserves for the three months ended March 31, 2001(in thousands):


                                      BALANCE                                BALANCE
                                 DECEMBER 31, 2000     CASH DEDUCTIONS    MARCH 31, 2001
                                 -----------------     ---------------    --------------
      Accrued Liabilities:
           Lease Costs ...            $ 3,091             $  (140)            $2,951
           Severance .....              2,586                (647)             1,939
                                      -------             -------             ------
                                      $ 5,677             $  (787)            $4,890
                                      =======             =======             ======


3.  MANDATORILY REDEEMABLE PREFERRED STOCK

The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the three month period ended March 31, 2001(in thousands):



                                                                  JUNIOR
                                                EXCHANGEABLE   EXCHANGEABLE  CONVERTIBLE      SERIES B
                                        JUNIOR    PREFERRED     PREFERRED     PREFERRED     CONVERTIBLE
                                      PREFERRED     STOCK         STOCK         STOCK        PREFERRED
                                      STOCK 12%    12-1/2%        13-1/4%        9-3/4%        STOCK 8%          TOTAL
                                      --------- -------------  ------------  ----------     ------------      -----------
Balance at December 31, 2000 .       $56,855       $246,878       $270,854       $92,945       $412,857       $1,080,389
Accretion ....................           183            170            294           123          6,251            7,021
Accrual of cumulative
   dividends .................         1,773          7,678          9,055         2,339          8,300           29,145
                                     -------       --------       --------       -------       --------       ----------
Balance at March 31, 2001
   (unaudited) ...............       $58,811       $254,726       $280,203       $95,407       $427,408       $1,116,555
                                     =======       ========       ========       =======       ========       ==========
Aggregate liquidation
   preference at
   March 31, 2001 ............       $60,875       $258,511       $286,929       $98,291       $466,183       $1,170,789
                                     =======       ========       ========       =======       ========       ==========
Shares authorized ............        33,000        440,000         72,000        17,500         41,500
                                     =======       ========       ========       =======       ========
Shares issued and outstanding         33,000        245,706         27,335         9.829         41,500
                                     =======       ========       ========       =======       ========
Accrued dividends ............       $27,875       $ 12,797       $ 13,582       $    --       $ 51,183
                                     =======       ========       ========       =======       ========

4.  INCOME TAXES

The Company has recorded a provision for income taxes based on its estimated annual state income tax liability. For the three months ended March 31, 2001, the Company recorded a valuation allowance related to its net deferred tax asset resulting from tax losses generated during the period. Management believes that it is more likely than not that the Company will be unable to realize such assets.

5.  PER SHARE DATA

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

The following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive for the periods presented (in thousands):

                                                                        FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                     -------------------------
                                                                          2001           2000
                                                                         ------         ------
      Stock options outstanding ................................         10,722         11,663
      Class A and B common stock warrants outstanding ..........         32,428         32,428
      Class A common stock reserved under convertible securities         38,039         37,475
                                                                         ------         ------
                                                                         81,189         81,566
                                                                         ======         ======


6.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):


                                                                                           FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                          --------------------
                                                                                            2001         2000
                                                                                          -------      -------
                                                                                               (Unaudited)
      Supplemental disclosures of cash flow information:
           Cash paid for interest ..................................................      $17,613      $15,183
                                                                                          -------      -------
           Cash paid for income taxes ..............................................          113          680
                                                                                          -------      -------
      Non-cash operating and financing activities:
           Accretion of discount on senior subordinated notes ......................          119          105
                                                                                          -------      -------
           Dividends accrued on redeemable preferred stock .........................       29,145       26,964
                                                                                          -------      -------
           Discount accretion on redeemable securities .............................        7,021        6,618
                                                                                          -------      -------


7. AMENDMENT TO EQUIPMENT CREDIT FACILITY

In March 2001, the Company and its lenders amended its equipment credit facility (the "Equipment Facility") to, among other things: (i) increase the maximum borrowing capacity from $65 million to $85 million with availability through June 30, 2002; and (ii) eliminate scheduled principal amortization and implement a requirement to repay amounts outstanding in full on June 30, 2002. In connection with the amendment, the interest rates were increased to an Index Rate (as defined therein) plus 2.75%, LIBOR plus 3.75% or a commercial paper rate plus 3.75%, at the Company's option. The Company paid a $200,000 fee in connection with the amendment.

8.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

On January 1, 2001, the Company adopted Financial Accounting Standards Board SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a network television broadcasting company which owns and operates the largest broadcast television station group in the United States. The Company commenced its television operations in early 1994. In response to federal regulatory changes reducing restrictions on broadcast television station ownership and mandating cable carriage of local television stations, the Company has expanded rapidly through acquisitions and construction of television stations. Upon completion of pending transactions, the Company will own 65 television stations reaching all of the top 20 markets except Pittsburgh, and 42 of the top 50 markets.

The Company broadcasts PAX TV, its family programming network, which reaches U.S. television households through a distribution system consisting of owned and affiliated broadcast television stations, cable television systems in markets not served by a PAX TV station, and satellite television providers. According to Nielsen Television Index, as of April 2001, PAX TV reached 83% of U.S. prime time television households. Upon completion of pending transactions, the PAX TV network will include 124 broadcast television stations, consisting of 65 owned and operated stations and 59 independently owned PAX TV affiliates.

In September 1999, the Company entered into a series of agreements with NBC under which NBC invested $415 million in the Company. Concurrently with these agreements, NBC also entered into an agreement with Lowell W. Paxson, the Company's Chairman and controlling stockholder ("Mr. Paxson") and entities controlled by Mr. Paxson under which NBC was granted the right to purchase all 8,311,639 shares of the Company's Class B common stock beneficially owned by Mr. Paxson, which shares are entitled to ten votes per share on all matters submitted to a vote of the Company's stockholders. Under these agreements, NBC has the ability to acquire control of the Company, subject to the satisfaction of various conditions, including compliance with applicable provisions of the Communications Act, and the approval of the FCC. The Company has also entered into agreements with NBC affecting its business operations, including agreements under which NBC provides network advertising sales, sales marketing and network research services for PAX TV, and Joint Sales Agreements ("JSAs") between Company stations and NBC owned and operated stations serving the same markets. Under the JSAs, the NBC stations sell all station spot advertising of Company stations and receive commission compensation for the sales, and some of the Company station operations, including sales operations, are integrated with the corresponding functions of the related NBC station. The Company reimburses NBC for the cost of performing these operations. During the three months ended March 31, 2001, the Company incurred amounts due to NBC totaling approximately $5.1 million for commission compensation and cost reimbursements under these agreements.

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

This Report contains forward-looking statements that reflect the Company's current views with respect to future events. All statements in this Report other than those that are statements of historical facts are generally forward-looking statements. These statements are based on the Company's current assumptions and analysis, which management believes to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from the Company's expectations. All forward-looking statements in this Report are made only as of the date of this Report, and the Company does not undertake any obligation to update these forward-looking statements, even though circumstances may change in the future. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in the Company's forward-looking statements or could otherwise adversely affect the Company's business or financial condition include those set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the US Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three months ended March 31, 2001 and 2000 (in thousands):


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    2001            2000
                                                                  --------       ---------
      Revenues .............................................      $ 80,214       $  78,456
      Less: agency commissions .............................       (10,899)        (10,984)
                                                                  --------       ---------
      Net revenues .........................................        69,315          67,472
      Expenses:
           Programming and broadcast operations ............         9,950           8,974
           Program rights amortization .....................        24,433          27,761
           Selling, general and administrative .............        31,610          33,398
           Time brokerage and affiliation fees .............           939           1,878
           Stock-based compensation ........................         1,118           2,167
           Adjustment of programming to net realizable value            --          24,400
           Depreciation and amortization ...................        23,996          21,180
                                                                  --------       ---------
              Total operating expenses .....................        92,046         119,758
                                                                  --------       ---------
      Operating loss .......................................      $(22,731)      $ (52,286)
                                                                  ========       =========

      Other Data:
      EBITDA (a) ...........................................      $  3,322       $  (2,661)
      Program rights payments and deposits .................        27,878          27,844
      Payments for cable distribution rights ...............         2,349             534
      Capital expenditures .................................         6,117           5,543
      Cash flows used in operating activities ..............       (13,679)        (24,706)
      Cash flows (used in) provided by investing activities        (18,132)         23,051
      Cash flows provided by financing activities ..........         1,248           3,469

--------------
(a) "EBITDA" is defined as operating loss plus depreciation, amortization, stock-based compensation, programming net realizable value adjustments, restructuring charges, and time brokerage and affiliation fees. EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation. Management believes the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when evaluating the Company's operating performance.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net revenues increased 2.7% to $69.3 million for the three months ended March 31, 2001 from $67.5 million for the three months ended March 31, 2000. This increase is primarily attributed to higher advertising revenues from the PAX TV network offset by a decrease in revenue from the Company's television stations. The increase in PAX TV network advertising revenues resulted from increases in ratings and distribution of PAX TV, favorable results from the Company's network sales agreement with NBC and increases in long-form programming rates. The decrease in television station revenues is primarily due to the softening of television spot advertising revenues in the Company's local markets.

     Expenses decreased to $92.0 million for the three months ended March 31, 2001 from $119.8 million for the three months ended March 31, 2000, or 23.1%. The decrease in 2001 is primarily due to the programming rights adjustment to net realizable value of $24.4 million in the first quarter last year as well as decreases in programming rights amortization and selling, general and administrative expenses. Program rights amortization decreased $3.3 million, reflecting a greater mix of lower cost original programming this year compared to last year. Selling, general and administrative costs decreased $1.8 million which primarily reflects lower selling costs. Time brokerage and affiliation fees decreased by $0.9 million due to the completion of related acquisitions. Stock-based compensation decreased by $1.0 million due to a decrease in options vesting in 2001 compared to the same period in 2000. Depreciation and amortization increased $2.8 million primarily related to assets acquired as well as accelerated depreciation on assets to be disposed of in connection with the JSA restructuring plan described below.

     During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into JSAs with third party broadcast stations in the Company's remaining non-JSA markets. These restructuring activities resulted in a charge of approximately $5.8 million in fourth quarter of 2000 consisting of $2.7 million of termination benefits and $3.1 million of costs associated with exiting leased properties which will no longer be utilized upon implementation of the JSAs. During the three months ended March 31, 2001, the Company paid termination benefits to 33 employees totaling approximately $647,000 and paid lease termination costs of approximately $140,000 which were charged against the restructuring reserve. The Company expects to substantially complete the restructuring plan by the end of 2001; however, certain lease obligations may continue through mid-2002.

     Interest expense for the three months ended March 31, 2001, increased 6.1% to $12.3 million from $11.6 million in the same period in 2000. The increase is primarily due to a greater level of senior debt and higher rates on the Company's debt throughout the period. At March 31, 2001, total long-term debt and senior subordinated notes were $405.8 million compared with $391.1 million as of March 31, 2000. Interest income for the three months ended March 31, 2001 decreased 51.1% to $1.5 million from $3.0 million in the same period in 2000. These decreases were primarily due to lower average cash and short term investment balances in 2001.

     Gain on restructuring of program rights obligations during the first quarter of 2000 primarily reflects the Company's return of certain programming rights that it had written off during 1999, in exchange for cash of $4.9 million and the cancellation of the remaining payment obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for capital expenditures, syndicated programming rights payments, cable carriage and promotion payments, debt service payments, working capital and funds required for the completion of announced acquisitions. The Company's primary sources of liquidity are its net working capital and availability under the Equipment Facility for the funding of capital expenditures. As of March 31, 2001, the Company had $73.5 million in cash and short-term investments and working capital of approximately $47.0 million. During the three months ended March 31, 2001, the Company's working capital decreased $27.3 million due to the use of $9.6 million to complete the acquisition of television stations, $17.6 million to pay interest due under certain of the Company's debt instruments, $6.1 million to fund capital expenditures offset by proceeds from the exercise of stock options and other operating activities of $6.0 million.

     The terms of certain of the Company's preferred securities and the indenture relating to its Senior Subordinated Notes currently preclude the Company from incurring additional indebtedness except for incurrence of certain indebtedness related to the funding of capital expenditures. The Company has entered or intends to enter into agreements to sell certain of its assets and anticipates the proceeds from these transactions to be approximately $70 to $100 million. These assets include the Company's television stations serving markets in Puerto Rico, Honolulu, Boston/Merrimack, Phoenix/Flagstaff, St. Louis, and certain other LPTV stations as well as monetization of the Company's tower assets and accounts receivable. The Company expects to receive the proceeds related to these asset sales during 2001 and 2002. The Company believes that cash provided by future operations, net working capital, its availability under the Equipment Facility and the proceeds from the planned sale of assets will provide the liquidity necessary to meet its obligations and financial commitments through the end of the first quarter of 2002. Should the Company be unable to sell the identified assets on acceptable terms, it may be required to seek to sell additional assets in order to generate sufficient cash to meet its liquidity needs. As the Senior Credit Facility and the Equipment Facility mature on June 30, 2002, the Company will be required to refinance or extend these facilities on or before that date. Additionally, the Company will likely be required to refinance its $230 million Senior Subordinated Notes on or before the stated maturity on October 1, 2002. The Senior Subordinated Notes are currently redeemable at the option of the Company through September 30, 2001 at 102% of the face value plus accrued interest. Commencing October 1, 2001 through maturity, the Senior Subordinated Notes are redeemable at the option of the Company at 100% of the face value plus accrued interest.

     Cash used in operating activities was approximately $13.7 million and $24.7 million for the three months ended March 31, 2001 and 2000, respectively. Such amounts primarily reflect the operating costs incurred in connection with the operation of PAX TV and the related cable distribution rights and programming rights payments and interest payments under the Company's debt facilities. The decrease in 2001 reflects improved operating performance and EBITDA.

     Cash used in investing activities of approximately $18.1 million for the three months ended March 31, 2001 primarily reflects acquisitions of broadcast properties, capital expenditures, short term investment transactions and other transactions. Cash provided by investing activities of approximately $23.1 million for the three months ended March 31, 2000 primarily reflects proceeds from short term investment transactions and capital expenditures. As of March 31, 2001, the Company had agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to broadcast properties totaling approximately $50.9 million, net of deposits and advances. The Company anticipates it will spend approximately $4 million to $6 million in the remainder of 2001 to satisfy certain of these commitments.

     Capital expenditures were approximately $6.1 million and $5.5 million for the three months ended March 31, 2001 and 2000, respectively. The FCC has mandated that each licensee of a full power broadcast TV station, which was allotted a second digital television channel in addition to the current analog channel, complete the build-out of its digital broadcast service by May 2002. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, it is the Company's intention to comply with the FCC's timing requirements for the broadcast of digital television. The Company has already commenced migration to digital broadcasting in certain of its markets and will continue to do so throughout the required time period. Due to uncertainty with respect to standards, formats and usage, however, the Company cannot currently predict with reasonable certainty the amount it will likely have to spend in aggregate to complete the digital conversion of its stations, but does anticipate spending at least $70 million. It is likely that the capital necessary to complete the digital conversion will come from cash on hand as well as the monetization of certain non-core assets or other financing arrangements.

     Cash provided by financing activities was $1.2 million and $3.5 million during the three months ended March 31, 2001 and 2000, respectively. Such amounts include the proceeds from long-term debt borrowings and the exercise of common stock options, net of repayments of long-term debt. The decrease in 2001 is due to reduced borrowings under the Company's Equipment Facility and principal amortization of $.5 million under the Company's Senior Credit Facility. In March 2001, the Company amended the Equipment Facility to, among other things: (1) increase the maximum borrowing capacity from $65 million to $85 million with availability through June 30, 2002; and (2) eliminate scheduled principal amortization and implement a requirement to repay amounts outstanding in full on June 30, 2002. In connection with the amendment, the interest rates were increased to the Index Rate (as defined therein) plus 2.75%, LIBOR plus 3.75% or a commercial paper rate plus 3.75%, at the Company's option. The Company paid a $200,000 fee in connection with the amendment. All borrowings under this facility are secured by the equipment purchased with the proceeds drawn. At March 31, 2001, the Company had borrowings of approximately $54.4 million outstanding under the Equipment Facility. The Company intends to utilize the Equipment Facility to fund the majority of its capital expenditure needs in 2001.

     As of March 31, 2001, the Company's programming contracts require collective payments by the Company of approximately $200.7 million as follows (in thousands):


                                                OBLIGATIONS
                                                    FOR         PROGRAM
                                                  PROGRAM       RIGHTS
                                                  RIGHTS      COMMITMENTS        TOTAL
                                                  ------      -----------        -----

    2001 (April - December)................     $   66,169    $   22,445    $   88,614
    2002...................................         55,343        12,560        67,903
    2003...................................         18,273         8,692        26,965
    2004...................................          6,106         6,650        12,756
    2005...................................             --         4,433         4,433
                                                ----------    ----------    ----------
                                                $  145,891    $   54,780    $  200,671
                                                ==========    ==========    ==========



     The Company has also committed to purchase at similar terms additional future series episodes of its licensed programs should they be made available.

     As of March 31, 2001, obligations for cable distribution rights require collective payments by the Company of approximately $20.6 million as follows (in thousands):

        2001 (April - December).........................    $    17,582
        2002............................................          2,567
        2003............................................            260
        2004............................................            108
                                                            -----------
                                                                 20,517
        Less: Amount representing interest..............         (1,555)
                                                            -----------
        Present value of cable rights payable...........    $    18,962
                                                            ===========

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  List of Exhibits:

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
------   -----------------------

3.1.1    Certificate of Incorporation of the Company (1)

3.1.2 Certificate of Designation of the Company's Junior Cumulative Compounding Redeemable Preferred Stock (1)

3.1.4 Certificate of Designation of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock (2)

3.1.6 Certificate of Designation of the Company's 9 3/4% Series A Convertible Preferred Stock (3)

3.1.7 Certificate of Designation of the Company's 13 1/4% Cumulative Junior Exchangeable Preferred Stock (3)

3.1.8 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (4)

3.2      Bylaws of the Company

-------------

   (1) Filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1995, and incorporated herein by reference.

   (2) Filed with the Company's Registration Statement on Form S-3, as amended, filed August 15, 1996, Registration No. 333-10267, and incorporated herein by reference.

   (3) Filed with the Company's Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

   (4) Filed with the Company's Form 8-K dated September 15, 1999, and incorporated herein by reference.

(b)        Reports on Form 8-K.

         None.

                        PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PAXSON COMMUNICATIONS CORPORATION



Date:  May 11, 2001        By: /s/ RONALD L. RUBIN
                               ----------------------------------------------
                               Ronald L. Rubin
                               Vice President, Chief Accounting Officer and
                               Corporate Controller (Principal Accounting
                               Officer)