Form 10-Q
period 2001-06-30
PAXSON COMMUNICATIONS CORP
filed 2001-08-14
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ___________

Commission File Number 1-13452


                        PAXSON COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       59-3212788
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       601 Clearwater Park Road
       West Palm Beach, Florida                             33401
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

YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001:

                   CLASS OF STOCK                               NUMBER OF SHARES

Common stock-Class A, $0.001 par value per share............      56,287,677

Common stock-Class B, $0.001 par value per share............       8,311,639

                        PAXSON COMMUNICATIONS CORPORATION

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of
                    June 30, 2001 (unaudited) and December 31, 2000..........................................      3

                    Consolidated Statements of Operations for the Three and Six Months
                    Ended June 30, 2001 and 2000 (unaudited).................................................      4

                    Consolidated Statement of  Stockholders' Deficit
                    for the Six Months Ended June 30, 2001 (unaudited).......................................      5

                    Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2001 and 2000 (unaudited)..........................................      6

                    Notes to Unaudited Consolidated Financial Statements.....................................      7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................................      11

PART II - OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders.......................................     18

         Item 6.    Exhibits and Reports on Form 8-K..........................................................     18

         Signatures...........................................................................................     20

ITEM 1.
                        PAXSON COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                                                        June 30,        December 31,
                                                                                                          2001               2000
                                                                                                          ----               ----
                                                                                                       (Unaudited)
  Assets

  Current assets:
      Cash and cash equivalents.................................................................     $      28,115     $     51,363
      Short-term investments....................................................................            34,988           50,001
      Restricted cash and short-term investments................................................            11,731           13,729
      Accounts receivable, net of allowance for doubtful accounts of
        $4,858 and $4,167, respectively.........................................................            32,727           39,528
      Program rights............................................................................            66,676           79,160
      Prepaid expenses and other current assets.................................................             2,349            2,065
                                                                                                     -------------     ------------
         Total current assets...................................................................           176,586          235,846

  Property and equipment, net...................................................................           167,600          174,649
  Intangible assets, net........................................................................           944,478          949,614
  Program rights, net of current portion........................................................           109,892          119,423
  Investments in broadcast properties...........................................................            17,373           33,453
  Other assets, net.............................................................................            15,321           13,062
                                                                                                     -------------     ------------
         Total assets...........................................................................     $   1,431,250     $  1,526,047
                                                                                                     =============     ============
  Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Deficit

  Current liabilities:
      Accounts payable and accrued liabilities..................................................     $      18,779     $     21,828
      Accrued interest..........................................................................             8,250           10,464
      Obligations for cable distribution rights.................................................            12,967           19,840
      Obligation for satellite distribution rights..............................................             5,126            5,114
      Obligations for program rights............................................................            84,052           88,336
      Current portion of bank financing.........................................................                47           15,966
                                                                                                     -------------     ------------
         Total current liabilities..............................................................           129,221          161,548

      Obligations for cable distribution rights, net of current portion.........................             1,910              972
      Obligation for satellite distribution rights, net of current portion......................            13,572           14,076
      Obligations for program rights, net of current portion....................................            45,826           79,341
      Senior subordinated notes and bank financing, net.........................................           414,322          389,510
                                                                                                     -------------     ------------
         Total liabilities......................................................................           604,851          645,447
                                                                                                     -------------     ------------

  Mandatorily redeemable preferred stock........................................................         1,149,852        1,080,389
                                                                                                     -------------     ------------
  Commitments and contingencies.................................................................                --               --
                                                                                                     -------------     ------------

  Stockholders' deficit:
      Class A common stock, $0.001 par value; one vote per share; 215,000,000
         shares authorized, 56,273,477 and 55,872,152 shares issued and outstanding.............                56               56
      Class B common stock, $0.001 par value; ten votes per share; 35,000,000
         shares authorized and 8,311,639 shares issued and outstanding..........................                 8                8
      Common stock warrants and call option.....................................................            68,384           68,384
      Stock subscription notes receivable.......................................................            (1,088)          (1,270)
      Additional paid-in capital................................................................           501,828          499,304
      Deferred stock option compensation........................................................            (3,810)          (6,999)
      Accumulated deficit.......................................................................          (888,831)        (759,272)
                                                                                                     -------------     ------------
         Total stockholders' deficit............................................................          (323,453)        (199,789)
                                                                                                     -------------     ------------

  Total liabilities, mandatorily redeemable preferred stock, and stockholders' deficit..........     $   1,431,250     $  1,526,047
                                                                                                     =============     ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)


                                                                     For the Three Months                For the Six Months
                                                                        Ended June 30,                     Ended June 30,
                                                                     ----------------------             ----------------------
                                                                     2001              2000             2001              2000
                                                                     ----              ----             ----              ----
                                                                          (Unaudited)                        (Unaudited)
  REVENUES
  Gross revenues.............................................      $   78,981       $   78,151        $  159,195         $ 156,607
  Less: agency commissions...................................         (11,249)         (10,886)          (22,148)          (21,870)
                                                                   ----------       ----------        ----------       -----------
  Net revenues...............................................          67,732           67,265           137,047           134,737
                                                                   ----------       ----------        ----------       -----------

  EXPENSES:
     Programming and broadcast operations....................          10,432            9,510            20,382            18,484
     Program rights amortization.............................          21,430           24,170            45,863            51,931
     Selling, general and administrative.....................          30,635           32,503            62,245            65,901
     Time brokerage and affiliation fees.....................             894            1,492             1,833             3,370
     Stock-based compensation................................           2,071            5,583             3,189             7,750
     Adjustment of programming to net realizable value.......              --               --                --            24,400
     Depreciation and amortization...........................          24,136           21,394            48,132            42,574
                                                                   ----------       ----------        ----------       -----------


         Total operating expenses............................          89,598           94,652           181,644           214,410
                                                                   ----------       ----------        ----------       -----------

  Operating loss.............................................         (21,866)         (27,387)          (44,597)          (79,673)
                                                                   ----------       ----------        ----------       -----------

  OTHER INCOME (EXPENSE):
     Interest expense........................................         (11,855)         (11,812)          (24,138)          (23,392)
     Interest income.........................................           1,253            5,649             2,737             8,686
     Other expenses, net.....................................          (1,276)            (106)           (1,607)           (2,441)
     Gain on modification of program rights obligations......             233                -               466             9,910
     Gain (loss) on sale of television stations..............          10,649           (1,000)           10,649            (1,800)
                                                                   ----------       ----------        ----------       -----------

  Loss before income taxes...................................         (22,862)         (34,656)          (56,490)          (88,710)
  Income tax provision.......................................             (16)              --               (60)               --
                                                                   ----------       ----------        ----------       -----------
  Net loss...................................................         (22,878)         (34,656)          (56,550)          (88,710)

  Dividends and accretion on redeemable preferred stock......         (36,843)         (34,179)          (73,009)          (67,761)
                                                                   ----------       ----------        ----------       -----------
  Net loss attributable to common stockholders...............      $  (59,721)     $   (68,835)       $ (129,559)      $  (156,471)
                                                                   ==========      ===========        ==========       ============

  Basic and diluted loss per common share....................      $    (0.93)     $     (1.09)      $     (2.01)      $     (2.48)
                                                                   ==========      ===========       ===========       ============
  Weighted average shares outstanding........................      64,482,532       63,135,530        64,385,930        63,089,644
                                                                   ==========      ===========       ===========       ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (in thousands)

                                                                        Stock
                                                           Common        Sub-                                              Total
                                                            Stock      scription  Additional    Deferred                   Stock-
                                       Common Stock      Warrants and    Notes     Paid-In    Option Plan  Accumulated     holders'
                                     Class A   Class B    Call Option  Receivable   Capital  Compensation    Deficit       Deficit
                                     -------   -------    -----------  ----------   -------  ------------    -------      ---------

Balance, December 31, 2000 .......  $     56   $     8   $  68,384  $  (1,270)   $ 499,304   $  (6,999)     $(759,272)    $(199,789)
   Stock based compensation ......        --        --          --         --           --       3,189             --         3,189
   Stock options exercised .......        --        --          --         --        2,524          --             --         2,524
   Repayment of stock
     subscription notes
     receivable ..................        --        --          --        182           --          --             --           182
   Dividends on redeemable
     preferred stock .............        --        --          --         --           --          --        (58,967)      (58,967)
   Accretion on redeemable
     preferred stock .............        --        --          --         --           --          --        (14,042)      (14,042)
   Net loss ......................        --        --          --         --           --          --        (56,550)      (56,550)
                                   --------- ---------   ---------  ---------    ---------   ---------      ---------     ---------
Balance, June 30, 2001 (unaudited) $      56 $       8   $  68,384  $  (1,088)   $ 501,828   $  (3,810)     $(888,831)    $(323,453)
                                   ========= =========   =========  =========    =========   =========      =========     =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  For the Six Months
                                                                                                    Ended June 30,
                                                                                             ----------------------------
                                                                                                  2001            2000
                                                                                             -------------     ----------
                                                                                                     (Unaudited)
        Cash flows from operating activities:
            Net loss...............................................................          $   (56,550)     $   (88,710)

        Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization..........................................               48,132           42,574
            Stock-based compensation...............................................                3,189            7,750
            Program rights amortization............................................               45,863           51,931
            Payments for cable distribution rights.................................               (8,425)          (2,160)
            Payments for program rights and deposits...............................              (58,710)         (56,607)
            Provision for doubtful accounts........................................                1,831            1,724
            Adjustment of programming to net realizable value......................                   --           24,400
            Loss on sale or disposal of assets.....................................                1,669              839
            (Gain) loss from sale of television stations...........................              (10,649)           1,800
            Gain on restructuring of program rights obligations....................                 (466)          (9,910)
        Changes in assets and liabilities:
            Decrease (increase) in restricted cash and short-term investments......                1,998           (5,634)
            Decrease in accounts receivable........................................                1,862              217
            (Increase) decrease in prepaid expenses and other current assets.......               (1,923)             156
            Decrease in other assets...............................................                2,617            3,567
            (Decrease) increase in accounts payable and accrued liabilities........               (2,999)             382
            (Decrease) increase in accrued interest................................               (2,214)           1,955
            (Decrease) in current income taxes payable.............................                   --           (1,182)
                                                                                             -----------      -----------
                 Net cash used in operating activities.............................              (34,775)         (26,908)
                                                                                             -----------      -----------

        Cash flows from investing activities:
            Acquisitions of broadcasting properties................................              (12,932)         (77,757)
            Decrease in deposits on broadcast properties...........................                   --            3,008
            Decrease in investments in broadcast properties........................                   --            7,096
            Decrease in short-term investments.....................................               15,013           55,955
            Purchases of property and equipment....................................              (13,688)          (8,866)
            Proceeds from sales of television stations.............................               15,121              650
            Proceeds from sales of property and equipment..........................                  202               --
                                                                                             -----------      -----------
                 Net cash provided by (used in) investing activities...............                3,716          (19,914)
                                                                                             -----------      -----------

        Cash flows from financing activities:
            Borrowings of long-term debt...........................................                9,766            4,371
            Repayments of long-term debt...........................................               (1,115)          (1,978)
            Preferred stock dividends paid.........................................               (3,546)          (3,546)
            Proceeds from exercise of common stock options, net....................                2,524            1,217
            Repayments of stock subscription notes receivable......................                  182               --
                                                                                             -----------      -----------
                 Net cash provided by financing activities.........................                7,811               64
                                                                                             -----------      -----------

            Decrease in cash and cash equivalents..................................              (23,248)         (46,758)
            Cash and cash equivalents, beginning of period.........................               51,363          125,189
                                                                                             -----------      -----------
            Cash and cash equivalents at end of period.............................          $    28,115      $    78,431
                                                                                             ===========      ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the year ended December 31, 2000.

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and those of DP Media, Inc. ("DP Media"), a company which was acquired in June 2000. Prior to acquisition, DP Media was beneficially owned by family members of Lowell W. Paxson, the Company's Chairman and principal stockholder. The financial position and results of operations of DP Media have been included in the Company's consolidated financial statements since September 1999. All significant intercompany balances and transactions have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and the definitive proxy statement for the annual meeting of stockholders held May 1, 2001, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, all of which were filed with the United States Securities and Exchange Commission.

2.   JSA RESTRUCTURING

     During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into Joint Sales Agreements ("JSA") primarily with National Broadcasting Company, Inc. ("NBC") affiliate stations in each of the Company's remaining non-JSA markets. Under the JSA structure, the Company generally terminates its station sales staff. The JSA partner then provides local and national spot advertising sales management and representation to the Company station and integrates and co-locates the Company station operations. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000 consisting of $2.7 million of termination benefits and $3.1 million of costs associated with exiting leased properties which will no longer be utilized upon implementation of the JSAs. During the six months ended June 30, 2001, the Company paid termination benefits to 39 employees totaling approximately $905,000 which were charged against the restructuring reserve. The Company expects to substantially complete the restructuring plan by the end of 2001. However, certain lease obligations may continue through mid-2002.

     The following summarizes the activity in the Company's restructuring reserves for the six months ended June 30, 2001 (in thousands):


                                                            Balance                                          Balance
                                                       December 31, 2000         Cash Deductions          June 30, 2001
                                                       -----------------         ---------------          -------------
             Accrued Liabilities:
                  Lease Costs.................              $   3,091               $    (342)               $   2,749
                  Severance...................                  2,586                    (905)                   1,681
                                                            ---------               ---------                ---------
                                                            $   5,677               $  (1,247)               $   4,430
                                                            =========               =========                =========

3.   MANDATORILY REDEEMABLE PREFERRED STOCK

     The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the six month period ended June 30, 2001 (in thousands):


                                                                            Junior                       Series B
                                             Junior     Exchangeable     Exchangeable   Convertible     Convertible
                                           Preferred      Preferred       Preferred      Preferred     Exchangeable
                                             Stock          Stock           Stock          Stock         Preferred
                                              12%          12 1/2%         13 1/4%         9 3/4%        Stock 8%         Total
                                              ---          -------         -------         ------        --------         -----

Balance at December 31, 2000.........      $  56,855     $   246,878       $  270,854    $   92,945     $   412,857    $ 1,080,389
Accretion............................            366             340              588           246          12,502         14,042
Accrual of cumulative dividends......          3,546          15,677           18,409         4,735          16,600         58,967
Cash dividends.......................         (3,546)             --               --            --              --         (3,546)
                                           ---------     -----------       ----------    ----------     -----------    -----------
Balance at June 30, 2001 (unaudited)       $  57,221     $   262,895       $  289,851    $   97,926     $   441,959    $ 1,149,852
                                           =========     ===========       ==========    ==========     ===========    ===========

Aggregate liquidation preference at
June 30, 2001........................      $  59,102     $   266,593       $  296,282    $  100,687     $   474,483    $ 1,197,147
                                           =========     ===========       ==========    ==========     ===========    ===========
Shares authorized....................         33,000         440,000           72,000        17,500          41,500        604,000
                                           =========     ===========       ==========    ==========     ===========    ===========
Shares issued and outstanding........         33,000         261,063           29,145        10,069          41,500        374,777
                                           =========     ===========       ==========    ==========     ===========    ===========
Accrued dividends....................      $  26,102     $     5,439       $    4,827    $       --     $    59,483    $    95,851
                                           =========     ===========       ==========    ==========     ===========    ===========

4.   INCOME TAXES

     The Company has recorded a provision for income taxes based on its estimated annual income tax liability. For the six months ended June 30, 2001, the Company recorded a valuation allowance related to its net deferred tax asset resulting from tax losses generated during the period. Management believes that it is more likely than not that the Company will be unable to realize such assets.

5.   PER SHARE DATA

     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

     As of June 30, 2001 and 2000, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

                                                      June 30,
                                               --------------------
                                               2001            2000
                                               ----            ----

     Stock options outstanding.............   12,506         11,726
     Class A common stock
       warrants outstanding.................  32,428         32,428
     Class A common stock reserved
       under convertible securities.........  38,189         37,611
                                              ------         ------
                                              83,123         81,765
                                              ======         ======

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):


                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                                --------------------
                                                                                                2001            2000
                                                                                                ----            ----
                                                                                                    (Unaudited)
           Supplemental disclosures of cash flow information:
                Cash paid for interest...............................................         $   23,653      $  19,177
                                                                                              ==========      =========
                Cash paid for income taxes...........................................         $       83      $   1,224
                                                                                              ==========      =========

           Non-cash operating and financing activities:
                Accretion of discount on senior subordinated notes...................         $      240      $     214
                                                                                              ==========      =========
                Issuance of common stock in connection with acquisition..............         $       --      $     251
                                                                                              ==========      =========
                Dividends accrued on redeemable preferred stock......................         $   55,421      $  54,525
                                                                                              ==========      =========
                Discount accretion on redeemable securities..........................         $   14,042      $  13,236
                                                                                              ==========      =========


7.   DIVESTITURES

     During the six months ended June 30, 2001, the Company sold interests in three stations for aggregate consideration of approximately $18.9 million and realized pre-tax gains of approximately $10.6 million on these sales.

8.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method of accounting. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The Company does not believe adoption of SFAS 141 will have a material impact on its financial position, results of operations or cash flows.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment losses for goodwill and other indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The Company will adopt SFAS 142 on January 1, 2002. The Company is currently assessing the impact of adopting SFAS 142 and has not yet determined whether it will recognize an impairment loss, if any, resulting from adoption. However, upon adoption of SFAS 142, the Company will no longer amortize goodwill and FCC license intangibles (which the Company believes have indefinite lives) which totaled approximately $869.4 million, net of accumulated amortization of $121.8 million at June 30, 2001. Under existing accounting standards, these assets are being amortized over 25 years. Amortization expense related to goodwill and FCC licenses totaled approximately $19.7 million and $17.8 million for the six months ended June 30, 2001 and 2000, respectively.

9.   SUBSEQUENT EVENT

     On July 12, 2001, the Company completed a $560 million financing consisting of a $360 million bank credit facility and $200 million of 10 3/4% Senior Subordinated Notes due 2008. Proceeds from the initial funding under the new bank credit facility and the 10 3/4% Senior Subordinated Notes offering were used to repay all of the Company's indebtedness and obligations under its previously existing credit facilities, and its 11 5/8% Senior Subordinated Notes, and to redeem the Company's 12% redeemable preferred stock, as well as to pay premiums, fees and expenses in connection with the refinancing. In the third quarter of 2001, the Company will recognize an extraordinary loss totaling approximately $10.0 million resulting primarily from the write-off of unamortized debt costs and the $4.6 million redemption premium associated with the repayment of 11 5/8% Senior Subordinated Notes.

     The $360 million bank credit facility consists of a $25 million revolving credit facility of which $2.0 million is currently drawn, maturing June 2006, a $50 million delayed draw Term A facility, maturing December 2005 and a $285 million fully drawn Term B facility, maturing June 2006. The revolving credit facility is available for general corporate purposes and the Term A facility is available to fund capital expenditures. The interest rate under the bank facility is LIBOR plus 3.0%. The 10 3/4% Senior Subordinated Notes are due in 2008 and interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2002. Indebtedness under the Company's previously existing senior credit facility and equipment financing facility was scheduled to mature in June 2002. Since such indebtedness was refinanced in July 2001 with indebtedness maturing in 2005 and 2006, these obligations have been classified as long-term debt in the accompanying consolidated balance sheet.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 65 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets except Pittsburgh and 41 of the top 50 U.S. markets. We operate PAX TV, a network that provides family entertainment programming seven days per week and reaches approximately 84% of prime time television households in the U.S. through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our affiliates.

    We were founded in 1991 by Lowell W. Paxson, who remains our Chairman and controlling stockholder. We began by purchasing radio and television stations, and grew to become Florida's largest radio station group, while also owning two network-affiliated television stations and other television stations that carried principally infomercials and other paid programming. In 1997, we sold our radio station group and our network-affiliated television stations to concentrate on building our owned and operated television station group. We used the proceeds from the sale of our radio station group and network-affiliated television stations to acquire television stations and build the PAX TV network. Since commencing our television operations in 1994, we have established the largest owned and operated broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We launched PAX TV on August 31, 1998, and are now in our third network programming season.

    In September 1999, National Broadcasting Company, Inc. ("NBC") invested $415 million in our company. We have also entered into a number of agreements with NBC that are intended to strengthen our business. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into JSAs with NBC with respect to all of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the six months ended June 30, 2001, we paid or accrued amounts due to NBC totaling approximately $9.7 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

    We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

    o NETWORK SPOT ADVERTISING REVENUE. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or "upfront," commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. Network advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. We pay commissions of up to 15% of gross revenue to advertising agencies for network advertising. Our network advertising revenue represented approximately 34% of our revenue during the six months ended June 30, 2001.

    o NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. We pay commissions of up to 15% of gross revenue to advertising agencies for long form paid programming. Network long form paid programming represented approximately 33% of our revenue during the six months ended June 30, 2001.

    o STATION ADVERTISING REVENUE. We also sell commercial air time to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. We pay commissions of up to 15% of gross revenue to advertising agencies for station advertising sales. Our station advertising sales represented approximately 33% of our revenue during the six months ended June 30, 2001. Included in station advertising revenue is long form paid programming sold locally or nationally which represented approximately 16% of our revenue during the six months ended June 30, 2001.

    Our revenue mix has changed since we launched PAX TV in 1998. The percentage mix of our long form paid programming has declined from more than 90% in 1997 to 49% (combined network and station long form) in the six months ended June 30, 2001 due to the increase in spot advertising sales following the launch of PAX TV. Long-form paid programming, however, continues to represent a significant portion of our revenues.

    During the fourth quarter of 1999, we began entering into Joint Sales Agreements ("JSA") with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot advertising sales management and representation for our stations and we integrate and co-locate our station operations with those of our JSA partners. During the fourth quarter of 2000, we approved a plan to restructure our television station operations by entering into JSAs with owners of broadcast stations in markets in which our stations were not already operating under JSAs. To date, we have entered into JSAs for 55 of our television stations. Our restructuring plan includes two major components: (1) termination of 226 station sales and administrative employees and (2) the closing of our leased studio and sales office facilities at each of our stations. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000, consisting of $2.7 million of termination benefits and $3.1 million of costs associated with the closing of our studios and sales offices that will no longer be utilized upon implementation of the JSAs. During the six months ended June 30, 2001, we paid termination benefits to 39 employees totaling approximately $905,000 and paid lease termination costs of approximately $342,000, which were charged against the restructuring reserve. We expect to substantially complete the restructuring plan by the end of 2001; however, certain lease obligations may continue through mid-2002.

    Our primary operating expenses include selling, general and administrative expenses, depreciation and amortization expenses, programming expenses, employee compensation and costs associated with cable and satellite distribution, ratings services and promotional advertising. Programming amortization is a significant expense and is affected significantly by several factors, including the mix of syndicated versus lower cost original programming as well as the frequency with which programs are aired. As we continue to produce original programming, we expect our programming amortization expense to increase in the near term. As we acquire a more complete library of lower cost original programming to replace our syndicated programming, however, our programming amortization expense should decline.

    This Report contains forward-looking statements that reflect our current views with respect to future events. All statements in this Report other than those that are statements of historical facts are generally forward-looking statements. These statements are based on our current assumptions and analysis, which we believe to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from our expectations. All forward-looking statements in this Report are made only as of the date of this Report, and we do not undertake any obligation to update these forward-looking statements, even though circumstances may change in the future. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the US Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and six months ended June 30, 2001 and 2000 (in thousands):


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                          --------------------            -------------------
                                                                          2001            2000            2001           2000
                                                                          ----            ----            ----           ----
                                                                              (unaudited)                     (unaudited)

Revenues......................................................        $   78,981       $   78,151    $    159,195     $  156,607
Less: agency commissions......................................           (11,249)         (10,886)        (22,148)       (21,870)
                                                                      ----------       ----------    ------------      ---------
Net revenues                                                              67,732           67,265         137,047        134,737
Expenses:
     Programming and broadcast operations.....................            10,432            9,510          20,382         18,484
     Program rights amortization..............................            21,430           24,170          45,863         51,931
     Selling, general and administrative......................            30,635           32,503          62,245         65,901
     Time brokerage and affiliation fees......................               894            1,492           1,833          3,370
     Stock-based compensation.................................             2,071            5,583           3,189          7,750
     Adjustment of programming to net realizable value........                --               --              --         24,400
     Depreciation and amortization............................            24,136           21,394          48,132         42,574
                                                                      ----------       ----------    ------------      ---------
        Total operating expenses..............................            89,598           94,652         181,644        214,410
                                                                      ----------       ----------    ------------      ---------
Operating loss................................................        $  (21,866)      $ (27,387)    $    (44,597)     $ (79,673)
                                                                      ==========       =========     ============      =========

Other Data:
     EBITDA (a)...............................................        $    5,235       $    1,082    $      8,557      $  (1,579)
     Program rights payments and deposits.....................            30,832           28,763          58,710         56,607
     Payments for cable distribution rights...................             6,076            1,626           8,425          2,160
     Capital expenditures.....................................             7,571            3,323          13,688          8,866
     Cash flows used in operating activities..................           (21,095)          (2,202)        (34,775)       (26,908)
     Cash flows provided by (used in) investing activities....            21,848          (42,965)          3,716        (19,914)
     Cash flows provided by (used in) financing activities....             6,563           (3,405)          7,811             64

---------------
(a) "EBITDA" is defined as operating loss plus depreciation, amortization, stock-based compensation, programming net realizable value adjustments, restructuring and other one-time charges, and time brokerage and affiliation fees. EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation. We believe the presentation of EBITDA is relevant and useful because EBITDA is a measurement industry analysts utilize when evaluating our operating performance.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Net revenues increased 0.7% to $67.7 million for the three months ended June 30, 2001 from $67.3 million for the three months ended June 30, 2000. This increase is primarily attributable to higher advertising revenues from the PAX TV network offset in part by a decrease in revenue from our television stations. The increase in PAX TV network advertising revenues resulted primarily from increases in ratings and distribution of PAX TV, favorable results from our network sales agreement with NBC and increases in long-form programming rates. The decrease in television station revenues is primarily due to reduced television spot advertising revenues in our local markets.

    Programming and broadcast operations expenses were $10.4 million during the three months ended June 30, 2001 compared with $9.5 million for the comparable period last year. This increase is primarily due to higher programming costs associated with original program development and expenses of implementing JSAs and other JSA transition costs. Program rights amortization expense was $21.4 million during the three months ended June 30, 2001 compared with $24.2 million for the comparable period last year. The decrease is due to changes in program frequency and scheduling as well as a greater mix of lower cost original programming versus the comparable period last year. Selling, general and administrative expenses were $30.6 million during the three months ended June 30, 2001 compared with $32.5 million for the comparable period last year. The decrease is due to lower selling costs, including promotional advertising, and other cost cutting measures. Time brokerage and affiliation fees were $0.9 million during the three months ended June 30, 2001 compared with $1.5 million for the comparable period last year. This decrease is due to the completion of acquisitions of stations we previously operated under time brokerage agreements ("TBAs"). Stock-based compensation expense was $2.1 million during the three months ended June 30, 2001 compared with $5.6 million for the comparable period last year. This decrease is due to a reduction in options vesting in the second quarter of 2001 compared with the same period last year. Depreciation and amortization expense was $24.1 million during the three months ended June 30, 2001 compared with $21.4 million for the comparable period last year. This increase is due to assets acquired as well as accelerated depreciation on assets to be disposed of in connection with the JSA restructuring plan described above.

     Interest expense for the three months ended June 30, 2001, totaled $11.9 million and was comparable with the same period in 2000. At June 30, 2001, total long-term debt and senior subordinated notes were $414.4 million compared with $390.2 million as of June 30, 2000. As described below, in July 2001 we completed the refinancing of substantially all of our indebtedness. Interest income for the three months ended June 30, 2001 decreased 77.8% to $1.3 million from $5.6 million in the same period in 2000. These decreases were primarily due to lower average cash and short-term investment balances in 2001.

    During the three months ended June 30, 2001, we sold three television stations for aggregate consideration of approximately $18.9 million and realized pre-tax gains of approximately $10.6 million on these sales.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Net revenues increased 1.7% to $137.0 million for the six months ended June 30, 2001 from $134.7 million for the six months ended June 30, 2000. This increase is primarily attributable to higher advertising revenues from the PAX TV network offset in part by a decrease in revenue from our television stations. The increase in PAX TV network advertising revenues resulted from increases in ratings and distribution of PAX TV, favorable results from our network sales agreement with NBC and increases in long-form programming rates. The decrease in television station revenues is primarily due to reduced television spot advertising revenues in our local markets.

     Programming and broadcast operations expenses were $20.4 million during the six months ended June 30, 2001 compared with $18.5 million for the comparable period last year. This increase is primarily due to higher programming costs associated with original program development and expenses of implementing JSAs and other JSA transition costs. Program rights amortization expense was $45.9 million during the six months ended June 30, 2001 compared with $51.9 million for the comparable period last year. The decrease is due to changes in program frequency and scheduling as well as a greater mix of lower cost original programming versus the comparable period last year. Selling, general and administrative expenses were $62.2 million during the six months ended June 30, 2001 compared with $65.9 million for the comparable period last year. The decrease is primarily due to lower selling costs, including promotional advertising, and other cost cutting measures. Time brokerage and affiliation fees were $1.8 million during the six months ended June 30, 2001 compared with $3.4 million for the comparable period last year. This decrease is due to the completion of acquisitions of stations we previously operated under TBAs. Stock-based compensation expense was $3.2 million during the six months ended June 30, 2001 compared with $7.8 million for the comparable period last year. This decrease is due to a reduction in options vesting in the first half of 2001 compared with the same period last year. During the first quarter of 2000, we recorded a programming rights adjustment to net realizable value of $24.4 million resulting from a change in our estimated future usage of certain programming. Depreciation and amortization expense was $48.1 million during the six months ended June 30, 2001 compared with $42.6 million for the comparable period last year. This increase is due to assets acquired as well as accelerated depreciation on assets to be disposed of in connection with the JSA restructuring plan described above.

     Interest expense for the six months ended June 30, 2001, increased 3.1% to $24.1 million from $23.4 million in the same period in 2000. The increase is primarily due to a greater level of senior debt and higher interest rates on our debt throughout the period. At June 30, 2001, total long-term debt and senior subordinated notes were $414.4 million compared with $390.2 million as of June 30, 2000. Interest income for the six months ended June 30, 2001 decreased 68.5% to $2.7 million from $8.7 million in the same period in 2000. The decrease is primarily due to lower average cash and short-term investment balances in 2001.

     Gain on modification of program rights obligations during 2000 primarily reflects our return of certain programming rights that had been written off during 1999, in exchange for cash of $4.9 million and the cancellation of the remaining payment obligations.

LIQUIDITY AND CAPITAL RESOURCES

     On July 12, 2001, we completed a $560 million financing consisting of a $360 million bank credit facility and $200 million of 10 3/4% Senior Subordinated Notes due 2008. Proceeds from the initial funding under the new bank credit facility and the 10 3/4% Senior Subordinated Notes offering were used to repay all of our indebtedness and obligations under our previously existing credit facilities which were scheduled to mature in June 2002 and our 11 5/8% Senior Subordinated Notes, and to redeem our 12% redeemable preferred stock, as well as to pay premiums, fees and expenses in connection with the refinancing. In the third quarter of 2001, we will recognize an extraordinary loss totaling approximately $10.0 million resulting primarily from the write-off of unamortized debt costs related to the refinanced indebtedness and the $4.6 million redemption premium associated with the repayment of the 11 5/8% Senior Subordinated Notes.

     The $360 million bank credit facility consists of a $25 million revolving credit facility of which $2.0 million is currently drawn, maturing June 2006, a $50 million delayed draw Term A facility, maturing December 2005 and a $285 million fully drawn Term B facility, maturing June 2006. The revolving credit facility is available for general corporate purposes and the Term A facility is available to fund capital expenditures. The interest rate under the bank facility is LIBOR plus 3.0%. The 10 3/4% Senior Subordinated Notes are due in 2008 and interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2002.

    Our primary capital requirements are to fund capital expenditures for our television properties, syndicated programming rights payments, cable carriage, promotion payments, debt service payments and working capital. Our primary sources of liquidity are our net working capital and availability under the delayed draw term and revolving portions of our new senior credit facility.

    As of June 30, 2001, we had $74.8 million in cash and short-term investments and working capital of approximately $47.4 million. During the six months ended June 30, 2001, our working capital decreased $26.9 million primarily due to the use of $12.9 million to complete the acquisition of television stations, $23.7 million to pay interest due under certain of our debt instruments and $3.5 million to pay preferred stock dividends, offset by proceeds from the sale of television stations of $15.1 million.

    We intend to use the $50 million Term A portion of the new senior credit facility to fund the majority of our capital expenditures through the end of 2002. The terms of the new senior credit facility and the indenture governing the senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for specified indebtedness related to the funding of capital expenditures and refinancing indebtedness.

    In June 2001, we completed the sale of our Phoenix/Flagstaff and St. Louis television stations and received approximately $15.1 million in cash proceeds. In August 2001, we completed the sale of our three Puerto Rico television stations and received $11.0 million in cash proceeds. Additionally, we have entered or intend to enter into agreements to sell other specified assets and anticipate the proceeds from these transactions to be approximately $75 million to $85 million. These assets include our television stations serving markets in Honolulu and Boston/Merrimack, certain low-powered television stations, accounts receivable and certain tower assets. We expect to receive the proceeds related to these remaining asset sales during 2001 and 2002. We believe that cash provided by future operations, net working capital, available funding under the Term A and revolving portions of the new senior credit facility and the proceeds from the planned sales of assets will provide the liquidity necessary to meet our obligations and financial commitments for at least the next twelve months. If we are unable to sell the identified assets on acceptable terms or our financial results are not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We cannot assure you that we would be successful in selling assets or raising additional funds if this were to occur.

     Cash used in operating activities was approximately $34.8 million and $26.9 million for the six months ended June 31, 2001 and 2000, respectively. These amounts primarily reflect the operating costs incurred in connection with the operation of PAX TV and the related cable distribution rights and programming rights payments and interest payments under our debt facilities.

     Cash provided by (used in) investing activities was approximately $3.7 million and ($19.9) million for the six months ended June 30, 2001 and 2000, respectively. These amounts include acquisitions of broadcast properties, capital expenditures, short term investment transactions, proceeds from the sale of television stations and other transactions. As of June 30, 2001, we had agreements to purchase significant assets of, or to enter into time brokerage and financing arrangements with respect to broadcast properties totaling approximately $44.1 million, net of deposits and advances. We anticipate we will spend approximately $2 million in the remainder of 2001 to satisfy certain of these commitments.

     Capital expenditures were approximately $13.7 million and $8.9 million for the six months ended June 30, 2001 and 2000, respectively. The FCC has mandated that each licensee of a full power broadcast TV station, which was allotted a second digital television channel in addition to the current analog channel, complete the build-out of its digital broadcast service by May 2002. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, it is our intention to comply with the FCC's timing requirements for the broadcast of digital television. We have already commenced migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. Due to uncertainty with respect to standards, formats and usage, however, we cannot currently predict with reasonable certainty the amount we will likely have to spend in aggregate to complete the digital conversion of our stations, but do anticipate spending at least $70 million. It is likely that the capital necessary to complete the digital conversion will come from our $50 million Term A facility, cash on hand as well as proceeds from the monetization of certain non-core assets or other financing arrangements.

     Cash provided by financing activities was $7.8 million and $64,000 during the six months ended June 30, 2001 and 2000, respectively. These amounts include the proceeds from long-term debt borrowings to fund capital expenditures and the exercise of common stock options, net of repayments of long-term debt and payments of preferred stock dividends.

     As of June 30, 2001, our programming contracts require collective payments of approximately $192.7 million as follows (in thousands):

                                                                     Obligation for       Program Rights
                                                                     Program Rights        Commitments            Total
                                                                     --------------       --------------       -----------

       2001 (July--December)................................           $    50,156             $  27,029       $    77,185
       2002.................................................                55,343                15,974            71,317
       2003.................................................                18,273                 8,692            26,965
       2004.................................................                 6,106                 6,650            12,756
       2005.................................................                    --                 4,433             4,433
                                                                       -----------            ----------       -----------
                                                                       $   129,878            $   62,778       $   192,656
                                                                       ===========            ==========       ===========

     We are also committed to purchase at similar terms additional future series episodes of our licensed programs should they be made available.

     As of June 30, 2001, obligations for cable distribution rights require collective payments by us of approximately $14.9 million as follows
(in thousands):

       2001 (July--December)...............................              $  12,967
       2002................................................                  2,623
       2003................................................                    260
       2004................................................                    108
                                                                         ---------
                                                                         $  15,958
       Less: Amount representing interest..................                 (1,081)
                                                                         ---------
       Present value of cable rights payable...............              $  14,877
                                                                         =========

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method of accounting. SFAS 141 is effective for all business combinations initiated after June 30, 2001. We do not believe adoption of SFAS 141 will have a material impact on our financial position, results of operations or cash flows.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment losses for goodwill and other indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. We will adopt SFAS 142 on January 1, 2002. We are currently assessing the impact of adopting SFAS 142 and have not yet determined whether we will recognize an impairment loss, if any, resulting from adoption. However, upon adoption of SFAS 142, we will no longer amortize goodwill and FCC license intangibles (which we believe have indefinite lives) which totaled approximately $869.4 million, net of accumulated amortization of $121.8 million at June 30, 2001. Under existing accounting standards, these assets are being amortized over 25 years. Amortization expense related to goodwill and FCC licenses totaled approximately $19.7 million and $17.8 million for the six months ended June 30, 2001 and 2000, respectively.

PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Stockholders on May 1, 2001, the stockholders reelected three Class I directors, approved a proposal to increase the total number of shares of Class A Common Stock subject to awards under the Company's 1998 Stock Incentive Plan from 7,200,000 to 9,803,292 shares, and ratified the appointment of PricewaterhouseCoopers LLP as our public accountants for 2001. The number of votes cast for, cast against and withheld with respect to each of the matters voted upon at the meeting are set forth below.

Election of Class I Directors for a term of three years:

                 Director                   For                   Withheld
                ----------              -----------              ---------

            Lowell W. Paxson            135,792,157              3,635,744
            Jeffrey Sagansky            135,809,262              3,618,639
            William E. Simon, Jr.       136,810,555              2,617,346

The terms of the Company's Class II directors (Bruce L. Burnham, James L. Greenwald and John E. Oxendine) expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2002, and the terms of the Company's Class III directors (R. Brandon Burgess, Keith G. Turner and Royce E. Wilson) expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2003.

                                     For              Against       Abstentions
                                     ---              --------      -----------

1998 Stock Incentive Plan         126,915,813         11,822,015      61,022

Appointment of Accountants        139,325,845             59,393      42,663

There were 629,051 broker non-votes with respect to matters submitted for a vote at the meeting.

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

3.1.4 Certificate of Designation of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock (2)

3.1.6 Certificate of Designation of the Company's 9 3/4% Series A Convertible Preferred Stock (3)

3.1.7 Certificate of Designation of the Company's 13 1/4% Cumulative Junior Exchangeable Preferred Stock (3)

3.1.8 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (4)

3.2      Bylaws of the Company (5)

4.6 Indenture dated as of July 12, 2001 among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 10-3/4% Senior Subordinated Notes due 2008

4.7 Credit Agreement dated as of July 12, 2001 among the Company, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent for the Lenders and as Collateral Agent for the Secured Parties, Union Bank of California, N.A., as Syndication Agent for the Lenders, and CIBC Inc. and General Electric Capital Corporation, as Co-Documentation Agents for the Lenders

10.217 Indenture dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 10-3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.6)

-------------

    (1) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

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

    (5) Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference.

(b)  Reports on Form 8-K.

         None.

                        PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PAXSON COMMUNICATIONS CORPORATION






Date:    August 14, 2001                       By: /s/ Ronald L. Rubin
                                                  -----------------------------
                                                  Ronald L. Rubin
                                                  Vice President
                                                  Chief Accounting Officer and
                                                   Corporate Controller
                                                  (Principal Accounting Officer)