Form 10-Q
period 2001-09-30
PAXSON COMMUNICATIONS CORP
filed 2001-11-14
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001:

              Class of Stock                                  Number of Shares
              --------------                                  ----------------

Common stock-Class A, $0.001 par value per share............      56,338,177

Common stock-Class B, $0.001 par value per share............       8,311,639

                        PAXSON COMMUNICATIONS CORPORATION

                                      INDEX


                                                                                                  Page
                                                                                                  ----

PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of
                    September 30, 2001 (unaudited) and December 31, 2000.........................  3

                    Consolidated Statements of Operations for the Three and Nine Months
                    Ended September 30, 2001 and 2000 (unaudited)................................  4

                    Consolidated Statement of  Stockholders' Deficit
                    for the Nine Months Ended September 30, 2001 (unaudited).....................  5

                    Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 30, 2001 and 2000 (unaudited).........................  6

                    Notes to Unaudited Consolidated Financial Statements.........................  7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................  11

PART II  -  OTHER INFORMATION

         Item 1.    Legal Proceedings............................................................  19

         Item 6.    Exhibits and Reports on Form 8-K.............................................  19

         Signatures..............................................................................  20



                        PAXSON COMMUNICATIONS CORPORATION

                           Consolidated Balance Sheets
                        (in thousands except share data)


                                                                                                       September 30,  December 31,
                                                                                                           2001           2000
                                                                                                       -------------   -----------
                                                                                                        (Unaudited)
Assets
Current assets:
    Cash and cash equivalents .......................................................................   $    25,849    $    51,363
    Short-term investments ..........................................................................        34,146         50,001
    Restricted cash and short-term investments ......................................................            --         13,729
    Accounts receivable, net of allowance for doubtful accounts of $4,686 and $4,167,
        respectively ................................................................................        28,841         39,528
    Program rights ..................................................................................        57,756         79,160
    Prepaid expenses and other current assets .......................................................         2,275          2,065
                                                                                                        -----------    -----------
       Total current assets .........................................................................       148,867        235,846

Property and equipment, net .........................................................................       164,990        174,649
Intangible assets, net ..............................................................................       923,657        949,614
Program rights, net of current portion ..............................................................       100,792        119,423
Investments in broadcast properties .................................................................        15,750         33,453
Other assets, net ...................................................................................        25,709         13,062
                                                                                                        -----------    -----------
       Total assets .................................................................................   $ 1,379,765    $ 1,526,047
                                                                                                        ===========    ===========
Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ........................................................   $    22,913    $    21,828
    Accrued interest ................................................................................         9,480         10,464
    Obligations for cable distribution rights .......................................................         9,287         19,840
    Deferred revenue from satellite distribution rights .............................................         5,126          5,114
    Obligations for program rights ..................................................................        89,238         88,336
    Current portion of bank financing ...............................................................         3,611         15,966
                                                                                                        -----------    -----------
       Total current liabilities ....................................................................       139,655        161,548

    Obligations for cable distribution rights, net of current portion ...............................         2,382            972
    Deferred revenue from satellite distribution rights, net of current portion .....................        13,318         14,076
    Obligations for program rights, net of current portion ..........................................        53,311         79,341
    Accrued loss on future programming commitments ..................................................        22,200             --
    Senior subordinated notes and bank financing, net of current portion ............................       492,006        389,510
                                                                                                        -----------    -----------
       Total liabilities ............................................................................       722,872        645,447
                                                                                                        -----------    -----------
Mandatorily redeemable preferred stock ..............................................................     1,128,035      1,080,389
                                                                                                        -----------    -----------
Commitments and contingencies .......................................................................            --             --
                                                                                                        -----------    -----------
Stockholders' deficit:
    Class A common stock, $0.001 par value; one vote per share; 215,000,000
       shares authorized, 56,298,677 and 55,872,152 shares issued and outstanding ...................            56             56
    Class B common stock, $0.001 par value; ten votes per share; 35,000,000
       shares authorized and 8,311,639 shares issued and outstanding ................................             8              8
    Common stock warrants and call option ...........................................................        68,384         68,384
    Stock subscription notes receivable .............................................................        (1,088)        (1,270)
    Additional paid-in capital ......................................................................       511,474        499,304
    Deferred stock option compensation ..............................................................       (10,762)        (6,999)
    Accumulated comprehensive loss ..................................................................          (841)            --
    Accumulated deficit .............................................................................    (1,038,373)      (759,272)
                                                                                                        -----------    -----------
       Total stockholders' deficit ..................................................................      (471,142)      (199,789)
                                                                                                        -----------    -----------

Total liabilities, mandatorily redeemable preferred stock, and stockholders' deficit ................   $ 1,379,765    $ 1,526,047
                                                                                                        ===========    ===========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                        PAXSON COMMUNICATIONS CORPORATION

                      Consolidated Statements of Operations
                 (in thousands except share and per share data)


                                                                      For the Three Months              For the Nine Months
                                                                       Ended September 30,               Ended September 30,
                                                                  -----------------------------     -----------------------------
                                                                      2001             2000            2001             2000
                                                                  ------------     ------------     ------------     ------------
                                                                          (Unaudited)                        (Unaudited)
REVENUES:
Gross revenues ...............................................    $     72,462     $     73,443     $    231,657     $    230,050
Less: agency commissions .....................................         (10,507)         (10,345)         (32,655)         (32,214)
                                                                  ------------     ------------     ------------     ------------
Net revenues .................................................          61,955           63,098          199,002          197,836
                                                                  ------------     ------------     ------------     ------------
EXPENSES:
   Programming and broadcast operations (excluding stock-based
      compensation of $308, $74, $628 and $222, respectively).           9,788           10,048           30,170           28,532
   Program rights amortization ...............................          20,378           26,702           66,241           78,633
   Selling, general and administrative (excluding stock-based compensation of $2,238, $3,016, $5,107 and
      $10,618, respectively) .................................          29,314           36,760           91,559          102,662
   Time brokerage and affiliation fees .......................             894              961            2,727            4,331
   Stock-based compensation ..................................           2,546            3,090            5,735           10,840
   Adjustment of programming to net realizable value .........          66,992               --           66,992           24,400
   Depreciation and amortization .............................          24,213           22,594           72,345           65,168
                                                                  ------------     ------------     ------------     ------------
       Total operating expenses ..............................         154,125          100,155          335,769          314,566
                                                                  ------------     ------------     ------------     ------------

Operating loss ...............................................         (92,170)         (37,057)        (136,767)        (116,730)

OTHER INCOME (EXPENSE):
   Interest expense ..........................................         (13,088)         (11,962)         (37,226)         (35,354)
   Interest income ...........................................           1,286            3,271            4,023           11,957
   Other income (expenses), net ..............................            (759)          (2,227)          (2,365)          (4,668)
   Gain on modification of program rights obligations ........             233               78              699            9,988
   Gain on sale of television stations .......................           2,410            2,462           13,059              662
                                                                  ------------     ------------     ------------     ------------

Loss before income taxes and extraordinary charge ............        (102,088)         (45,435)        (158,577)        (134,145)

Income tax provision .........................................             (30)              --              (90)              --
                                                                  ------------     ------------     ------------     ------------
Loss before extraordinary charge .............................        (102,118)         (45,435)        (158,667)        (134,145)

Extraordinary charge related to early extinguishment of debt .          (9,903)              --           (9,903)              --
                                                                  ------------     ------------     ------------     ------------
Net loss .....................................................        (112,021)         (45,435)        (168,570)        (134,145)

Dividends and accretion on redeemable preferred stock ........         (37,522)         (34,638)        (110,531)        (102,399)

Net loss attributable to common stockholders .................    $   (149,543)    $    (80,073)    $   (279,101)    $   (236,544)
                                                                  ------------     ------------     ------------     ------------
Basic and diluted loss per common share:

   Loss before extraordinary charge ..........................    $      (2.16)    $      (1.26)    $      (4.18)    $      (3.74)
   Extraordinary charge ......................................           (0.15)              --            (0.15)              --
                                                                  ------------     ------------     ------------     ------------
   Net loss ..................................................    $      (2.31)    $      (1.26)    $      (4.33)    $      (3.74)
                                                                  ============     ============     ============     ============
Weighted average shares outstanding ..........................      64,602,832       63,705,076       64,458,933       63,296,286
                                                                  ============     ============     ============     ============



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                 Consolidated Statement of Stockholders' Deficit
            For the Nine Months Ended September 30, 2001 (Unaudited)
                                 (in thousands)


                                                 Common
                                                  Stock    Stock                   Deferred  Accumu-
                                                 Warrants Subscrip-                 Stock    lated
                                Common Stock      and       tion      Additional    Option   Compre-                   Total
                              ----------------    Call      Notes      Paid-In      Compen-  hensive    Accumulated  Stockholders'
                              Class A  Class B   Option   Receivable   Capital      sation     Loss       Deficit       Deficit
                               -----    -----    -------  ----------  ----------   --------  -------    -----------  -------------
Balance, December 31, 2000....  $ 56    $   8    $68,384    $(1,270)   $499,304    $ (6,999) $    --    $  (759,272)   $(199,789)
   Stock based compensation...    --       --         --         --          --       5,735       --             --        5,735
   Deferred stock option
    compensation..............    --       --         --         --       9,498      (9,498)      --             --           --
   Stock options exercised....    --       --         --         --       2,672          --       --             --        2,672
   Repayment of stock
    subscription notes
    receivable................    --       --         --        182          --          --       --             --          182
   Other comprehensive loss...    --       --         --         --          --          --     (841)            --         (841)
   Dividends on redeemable
     preferred stock..........    --       --         --         --          --          --       --        (87,770)     (87,770)
   Accretion on redeemable
     preferred stock..........    --       --         --         --          --          --       --        (22,761)     (22,761)
   Net loss...................    --       --         --         --          --          --       --       (168,570)    (168,570)
                               -----    -----    -------    -------    --------    --------    -----    -----------    ---------
Balance, September 30, 2001... $  56    $   8    $68,384    $(1,088)   $511,474    $(10,762)   $(841)   $(1,038,373)   $(471,142)
                               =====    =====    =======    =======    ========    ========    =====    ===========    =========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                             ---------------------------
                                                                               2001              2000
                                                                             ---------         ---------
                                                                                     (Unaudited)
Cash flows from operating activities:
    Net loss ........................................................        $(168,570)        $(134,145)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...................................           72,345            65,168
    Stock-based compensation ........................................            5,735            10,840
    Loss on extinguishment of debt ..................................            9,903                --
    Program rights amortization .....................................           66,241            78,633
    Payments for cable distribution rights ..........................          (12,469)           (6,113)
    Barter revenue ..................................................           (1,896)               --
    Payments for program rights and deposits ........................          (94,573)          (87,712)
    Provision for doubtful accounts .................................            2,384             2,450
    Adjustment of programming to net realizable value ...............           66,992            24,400
    Loss on sale or disposal of assets ..............................            2,547             1,489
    Gain from sale of television stations ...........................          (13,059)             (662)
    Gain on modification of program rights obligations ..............             (699)           (9,988)
Changes in assets and liabilities:
    Decrease (increase) in restricted cash and short-term investments           13,729            (2,945)
    Decrease in accounts receivable .................................            6,418             1,778
    (Increase) decrease in prepaid expenses and other current assets              (460)               29
    Decrease in other assets ........................................            4,282             2,693
    Increase in accounts payable and accrued liabilities ............              301               596
    Decrease in accrued interest ....................................             (984)           (4,536)
                                                                             ---------         ---------
         Net cash used in operating activities ......................          (41,833)          (58,025)
                                                                             ---------         ---------

Cash flows from investing activities:
    Acquisitions of broadcasting properties .........................          (15,337)          (83,832)
    Decrease in deposits on broadcast properties ....................               --             2,917
    Decrease in investments in broadcast properties .................               --             7,018
    Decrease in short-term investments ..............................           15,855            44,169
    Purchases of property and equipment .............................          (22,654)          (16,249)
    Proceeds from sales of broadcast properties .....................           27,122            10,150
    Proceeds from sales of property and equipment ...................              458                --
                                                                             ---------         ---------
         Net cash provided by (used in) investing activities ........            5,444           (35,827)
                                                                             ---------         ---------

Cash flows from financing activities:
    Borrowings of long-term debt ....................................          504,767             6,815
    Repayments of long-term debt ....................................         (415,488)           (2,007)
    Redemption of preferred stock ...................................          (59,102)               --
    Preferred stock dividends paid ..................................           (3,783)           (3,546)
    Payments of loan origination costs ..............................          (13,619)             (310)
    Debt extinguishment premium and costs ...........................           (4,754)               --
    Proceeds from exercise of common stock options, net .............            2,672             4,604
    Repayments of stock subscription notes receivable ...............              182                --
                                                                             ---------         ---------
         Net cash provided by financing activities ..................           10,875             5,556
                                                                             ---------         ---------

    Decrease in cash and cash equivalents ...........................          (25,514)          (88,296)
    Cash and cash equivalents, beginning of period ..................           51,363           125,189
                                                                             ---------         ---------
    Cash and cash equivalents, end of period ........................        $  25,849         $  36,893
                                                                             =========         =========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

              Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

     Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. There have been no changes in accounting policies since the year ended December 31, 2000. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the 2001 presentation. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and the definitive proxy statement for the annual meeting of stockholders held May 1, 2001, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, all of which were filed with the United States Securities and Exchange Commission.

2. PROGRAMMING NET REALIZABLE VALUE ADJUSTMENT

     In furtherance of the Company's strategy to increase its audience ratings through the development of PAX TV original programming, in the third quarter of 2001, the Company decided to gradually phase the syndicated program "Touched By An Angel" ("Touched") out of primetime and into the daytime period. Touched will be replaced in primetime with original programming. Based on this change, the Company adjusted its estimate of the anticipated future usage of Touched and certain other syndicated programs and the related advertising revenues expected to be generated and recognized a charge of approximately $67.0 million related to the net realizable value of these programming assets and related programming commitments. The charge includes a $22.2 million accrued loss related to programming commitments for the 2001/2002 season of Touched currently airing on CBS. The Company is contractually obligated to license future seasons of Touched if the series is renewed by CBS. Additional programming losses, if any, will be recorded at the time the Company becomes committed to license future seasons of Touched.

3. JSA RESTRUCTURING

     During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into Joint Sales Agreements ("JSA") primarily with National Broadcasting Company, Inc. ("NBC") affiliate stations in each of the Company's remaining non-JSA markets. Under the JSA structure, the Company generally terminates its station sales staff. The JSA partner then provides local and national spot advertising sales management and representation to the Company station and integrates and co-locates the Company station operations. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000 consisting of $2.7 million of termination benefits and $3.1 million of costs associated with exiting leased properties which will no longer be utilized upon implementation of the JSAs. During the nine months ended September 30, 2001, the Company paid termination benefits to 72 employees totaling approximately $1.4 million which were charged against the restructuring reserve. The Company expects to substantially complete the restructuring plan by the end of 2001. However, certain lease obligations may continue through mid-2002.

     The following summarizes the activity in the Company's restructuring reserves for the nine months ended September 30, 2001 (in thousands):


                                               Balance                                           Balance
                                          December 31, 2000         Cash Deductions         September 30, 2001
                                          -----------------         ---------------         ------------------
      Accrued Liabilities:
           Lease costs.................     $   3,091                  $    (639)              $   2,452
           Severance...................         2,586                     (1,361)                  1,225
                                            ---------                  ---------               ---------
                                            $   5,677                  $  (2,000)              $   3,677
                                            =========                  =========               =========

4. REFINANCING

     On July 12, 2001, the Company completed a $560 million financing consisting of a $360 million bank credit facility and $200 million of 10 3/4% Senior Subordinated Notes due 2008. Proceeds from the initial funding under the new bank credit facility and the 10 3/4% Senior Subordinated Notes offering were used to repay all of the Company's indebtedness and obligations under its previously existing credit facilities, and to redeem its 11 5/8% Senior Subordinated Notes and 12% redeemable preferred stock, as well as to pay premiums, fees and expenses in connection with the refinancing. In the third quarter of 2001, the Company recognized an extraordinary loss totaling $9.9 million resulting primarily from the write-off of unamortized debt costs and the $4.6 million redemption premium associated with the repayment of the 11 5/8% Senior Subordinated Notes. In connection with the redemption of the Company's 12% preferred stock, the Company recognized the remaining unamortized discount for these securities of $1.9 million as additional accretion during the quarter.

     The $360 million bank credit facility consists of a $25 million revolving credit facility maturing June 2006, of which $2.0 million was outstanding at September 30, 2001, a $50 million delayed draw Term A facility maturing December 2005, of which $8.0 million was outstanding at September 30, 2001 and a $285 million fully drawn Term B facility maturing June 2006. The revolving credit facility is available for general corporate purposes and the Term A facility is available to fund capital expenditures. The interest rate under the bank facility is LIBOR plus 3.0%. The 10 3/4% Senior Subordinated Notes are due in 2008 and interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2002.

     In September 2001, the Company entered into a variable to fixed interest rate swap agreement in the notional amount of $144.0 million to hedge the impact of interest rate changes on a portion of the Company's variable rate indebtedness. The fixed rate under the swap is 3.64% and variable rates are indexed to LIBOR. The Company has accounted for the swap as a cash flow hedge pursuant to SFAS No. 133, as amended with changes in the fair value included as a component of other comprehensive loss. At September 30, 2001, the fair value of the swap was a liability of $841,000.

5. MANDATORILY REDEEMABLE PREFERRED STOCK

     The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the nine month period ended September 30, 2001 (in thousands):


                                                                              Junior                      Series B
                                             Junior      Exchangeable      Exchangeable  Convertible     Convertible
                                            Preferred      Preferred        Preferred     Preferred      Exchangeable
                                              Stock          Stock            Stock         Stock         Preferred
                                               12%          12 1/2%           13 1/4%       9 3/4%         Stock 8%        Total
                                           ---------       ----------        ---------     ---------      ----------    -----------
Balance at December 31, 2000.........      $  56,855      $   246,878       $  270,854     $  92,945      $  412,857    $ 1,080,389
Accretion............................          2,247              509              882           370          18,753         22,761
Accrual of cumulative dividends......          3,783           23,835           28,063         7,189          24,900         87,770
Cash dividends.......................         (3,783)              --               --            --              --         (3,783)
Redemption...........................        (59,102)              --               --            --              --        (59,102)
                                           ---------       ----------        ---------     ---------      ----------    -----------
Balance at September 30, 2001
 (unaudited).........................      $      --      $   271,222       $  299,799     $ 100,504      $  456,510    $ 1,128,035
                                           =========      ===========       ==========     =========     ===========    ===========
Aggregate liquidation preference at
 September 30, 2001..................      $      --      $   274,660       $  305,937     $ 103,141      $  482,783    $ 1,166,521
                                           =========      ===========       ==========     =========     ===========    ===========
Shares authorized....................             --          440,000           72,000        17,500          41,500        571,000
                                           =========      ===========       ==========     =========     ===========    ===========
Shares issued and outstanding........             --          261,063           29,145        10,314          41,500        342,022
                                           =========      ===========       ==========     =========     ===========    ===========
Accrued dividends....................      $      --      $    13,597       $   14,481     $      --     $    67,783    $    95,861
                                           =========      ===========       ==========     =========     ===========    ===========


6. COMPREHENSIVE LOSS

     The components of the comprehensive loss are as follows (in thousands):


                                                        Three Months Ended                Nine Months Ended
                                                          September 30                       September 30
                                                  ---------------------------         ---------------------------
                                                     2001              2000             2001              2000
                                                  ---------         ---------         ---------         ---------
Net loss .................................        $(112,021)        $ (45,435)        $(168,570)        $(134,145)
Other comprehensive loss:
     Unrealized loss on interest rate
      swap................................             (841)               --              (841)               --
                                                  ---------         ---------         ---------         ---------
Comprehensive loss .......................        $(112,862)        $ (45,435)        $(169,411)        $(134,145)
                                                  =========         =========         =========         =========

7. INCOME TAXES

     The Company has recorded a provision for income taxes based on its estimated annual income tax liability. For the nine months ended September 30, 2001, the Company recorded a valuation allowance related to its net deferred tax asset resulting from tax losses generated during the period. Management believes that it is more likely than not that the Company will be unable to realize such assets.

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

     As of September 30, 2001 and 2000, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):


                                                                                September 30,
                                                                            --------------------
                                                                             2001          2000
                                                                            ------        ------
          Stock options outstanding ................................        12,411        10,917
          Class A common stock warrants outstanding ................        32,428        32,428
          Class A common stock reserved under convertible
            securities..............................................        38,342        37,611
                                                                            ------        ------
                                                                            83,181        80,956
                                                                            ======        ======


9. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):


                                                                                For the Nine Months
                                                                                 Ended September 30,
                                                                              -------------------------
                                                                                2001             2000
                                                                              ----------        -------
                                                                                      (Unaudited)
          Supplemental disclosures of cash flow information:

               Cash paid for interest ................................        $   34,721        $36,472
                                                                              ==========        =======
               Cash paid for income taxes ............................        $      287        $ 1,211
                                                                              ==========        =======

          Non-cash operating and financing activities:

               Accretion of discount on senior subordinated notes ....        $      240        $   329
                                                                              ==========        =======
               Issuance of common stock in connection with acquisition        $       --        $   250
                                                                              ==========        =======
               Dividends accrued on redeemable preferred stock .......        $   83,987        $82,546
                                                                              ==========        =======
               Discount accretion on redeemable securities ...........        $   22,761        $19,853
                                                                              ==========        =======
               Notes receivable from sales of broadcast properties ...        $    4,792        $    --
                                                                              ==========        =======

10. DIVESTITURES

     During the nine months ended September 30, 2001, the Company sold interests in five stations for aggregate consideration of approximately $31.9 million and realized pre-tax gains of approximately $13.1 million on these sales.

11. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method of accounting. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The Company does not believe adoption of SFAS 141 will have a material impact on its financial position, results of operations or cash flows.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment losses for goodwill and other indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The Company will adopt SFAS 142 on January 1, 2002. The Company is currently assessing the impact of adopting SFAS 142 and has not yet determined whether it will recognize an impairment loss, if any, resulting from adoption. However, upon adoption of SFAS 142, the Company will no longer amortize goodwill and FCC license intangibles (which the Company believes have indefinite lives) which totaled approximately $852.2 million, net of accumulated amortization of $130.3 million at September 30, 2001. Under existing accounting standards, these assets are being amortized over 25 years. Amortization expense related to goodwill and FCC licenses totaled approximately $29.5 million and $27.1 million for the nine months ended September 30, 2001 and 2000, respectively.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No.144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial position or results of operations.

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

    In September 1999, National Broadcasting Company, Inc. ("NBC") invested $415 million in our company. We have also entered into a number of agreements with NBC that are intended to strengthen our business. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into JSAs with NBC with respect to all of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the nine months ended September 30, 2001, we paid or accrued amounts due to NBC totaling approximately $14.4 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

    We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

     o NETWORK SPOT ADVERTISING REVENUE. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or "upfront," commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. Network advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network advertising revenue represented approximately 33% of our revenue during the nine months ended September 30, 2001.

     o NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. Network long form paid programming represented approximately 33% of our revenue during the nine months ended September 30, 2001.

     o STATION ADVERTISING REVENUE. We also sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions.

        Our station advertising sales represented approximately 34% of our revenue during the nine months ended September 30, 2001. Included in station advertising revenue is long form paid programming sold locally or nationally which represented approximately 16% of our revenue during the nine months ended September 30, 2001.

    Our revenue mix has changed since we launched PAX TV in 1998. The percentage mix of our long form paid programming has declined from more than 90% in 1997 to 49% (combined network and television station long form) in the nine months ended September 30, 2001 due to the increase in spot advertising sales following the launch of PAX TV. Long-form paid programming, however, continues to represent a significant portion of our revenues.

    During the fourth quarter of 1999, we began entering into Joint Sales Agreements ("JSA") with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot advertising sales management and representation for our stations and we integrate and co-locate our station operations with those of our JSA partners. During the fourth quarter of 2000, we approved a plan to restructure our television station operations by entering into JSAs with owners of broadcast stations in markets in which our stations were not already operating under JSAs. To date, we have entered into JSAs for 55 of our television stations. Our restructuring plan includes two major components: (1) termination of 226 station sales and administrative employees and (2) the closing of our leased studio and sales office facilities at each of our stations. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000, consisting of $2.7 million of termination benefits and $3.1 million of costs associated with the closing of our studios and sales offices that will no longer be utilized upon implementation of the JSAs. During the nine months ended September 30, 2001, we paid termination benefits to 72 employees totaling approximately $1.4 million and paid lease termination costs of approximately $0.6 million, which were charged against the restructuring reserve. We expect to substantially complete the restructuring plan by the end of 2001; however, certain lease obligations may continue through mid-2002. Upon full implementation of JSAs, we expect to reduce our annual station operating expenses by approximately $20 to $25 million consisting primarily of salary and occupancy costs. These savings will be partially offset by commissions paid to our JSA partners which, based on 2000 actual net revenues, would total approximately $10 million. Actual commissions will vary based on actual revenues realized.

    Our primary operating expenses include selling, general and administrative expenses, depreciation and amortization expenses, programming expenses, employee compensation and costs associated with cable and satellite distribution, ratings services and promotional advertising. Programming amortization is a significant expense and is affected significantly by several factors, including the mix of syndicated versus lower cost original programming as well as the frequency with which programs are aired. As we acquire a more complete library of lower cost original programming to replace our syndicated programming, our programming amortization expense should decline.

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

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and nine months ended September 30, 2001 and 2000 (in thousands):


                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                                  ---------------------------         ---------------------------
                                                                     2001             2000              2001              2000
                                                                  ---------         ---------         ---------         ---------
                                                                              (unaudited)                     (unaudited)
Revenues .................................................        $  72,462         $  73,443         $ 231,657         $ 230,050
Less: agency commissions .................................          (10,507)          (10,345)          (32,655)          (32,214)
                                                                  ---------         ---------         ---------         ---------
Net revenues .............................................           61,955            63,098           199,002           197,836
                                                                  ---------         ---------         ---------         ---------
Expenses:
     Programming and broadcast operations ................            9,788            10,048            30,170            28,532
     Program rights amortization .........................           20,378            26,702            66,241            78,633
     Selling, general and administrative .................           29,314            36,760            91,559           102,662
     Time brokerage and affiliation fees .................              894               961             2,727             4,331
     Stock-based compensation ............................            2,546             3,090             5,735            10,840
     Adjustment of programming to net realizable value ...           66,992                --            66,992            24,400
     Depreciation and amortization .......................           24,213            22,594            72,345            65,168
                                                                  ---------         ---------         ---------         ---------
        Total operating expenses .........................          154,125           100,155           335,769           314,566
                                                                  ---------         ---------         ---------         ---------
Operating loss ...........................................        $ (92,170)        $ (37,057)        $(136,767)        $(116,730)
                                                                  =========         =========         =========         =========
Other Data:
     Adjusted EBITDA (a) .................................        $   2,475         $ (10,412)        $  11,032         $ (11,991)
     Program rights payments and deposits ................           35,863            31,105            94,573            87,712
     Payments for cable distribution rights ..............            4,044             3,953            12,469             6,113
     Capital expenditures ................................            8,966             7,383            22,654            16,249
     Cash flows used in operating activities .............           (7,058)          (31,117)          (41,833)          (58,025)
     Cash flows provided by (used in) investing activities            1,728           (15,913)            5,444           (35,827)
     Cash flows provided by financing activities .........            3,064             5,492            10,875             5,556

-----------------

(a) "Adjusted EBITDA" is defined as operating loss plus depreciation, amortization, stock-based compensation, programming net realizable value adjustments, restructuring and other one-time charges, and time brokerage and affiliation fees. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation. We believe the presentation of adjusted EBITDA is relevant and useful because adjusted EBITDA is a measurement industry analysts utilize when evaluating our operating performance. We also believe adjusted EBITDA enhances an investor's understanding of our results of operations because it measures our operating performance exclusive of interest and other non-operating and non-recurring items as well as non-cash charges for depreciation, amortization and stock compensation. In evaluating adjusted EBITDA, investors should consider various factors including its relationship to our reported operating losses and cash flows from operating activities. Investors should be aware that adjusted EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate such measures in the same manner. The results depicted by adjusted EBITDA are not indicative of our cash flows from operations and therefore are not available for our discretionary use.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net revenues decreased 1.8% to $62.0 million for the three months ended September 30, 2001 from $63.1 million for the three months ended September 30, 2000. Increases in network revenues were offset by declining station revenues. The increase in PAX TV network advertising revenues resulted primarily from increases in ratings and distribution of PAX TV and favorable results from our network sales agreement with NBC. The decrease in television station revenues is primarily due to reduced advertising revenues in our local markets due to a weaker advertising environment and lost revenues due to the events of September 11, 2001.

    Programming and broadcast operations expenses were $9.8 million during the three months ended September 30, 2001 compared with $10.0 million for the comparable period last year. This decrease is primarily due to lower programming costs and JSA related savings. Program rights amortization expense was $20.4 million during the three months ended September 30, 2001 compared with $26.7 million for the comparable period last year. The decrease is due to syndicated programming changes as well as a greater mix of lower cost original programming versus the comparable period last year. Selling, general and administrative expenses were $29.3 million during the three months ended September 30, 2001 compared with $36.8 million for the comparable period last year. The decrease is due to lower selling costs and other cost cutting measures. Time brokerage and affiliation fees were $0.9 million during the three months ended September 30, 2001 compared with $1.0 million for the comparable period last year. Stock-based compensation expense was $2.5 million during the three months ended September 30, 2001 compared with $3.1 million for the comparable period last year. This decrease is due to a reduction in options vesting in the third quarter of 2001 compared with the same period last year. The programming rights adjustment to net realizable value was $67.0 million during the three months ended September 30, 2001 and is further described below. Depreciation and amortization expense was $24.2 million during the three months ended September 30, 2001 compared with $22.6 million for the comparable period last year. This increase is due to assets acquired as well as accelerated depreciation on assets to be disposed of in connection with the JSA restructuring plan described above.

    In furtherance of our strategy to increase audience ratings through the development of PAX TV original programming, in the third quarter of 2001, we decided to gradually phase the syndicated program "Touched By An Angel", which we refer to as "Touched", out of primetime and into the daytime period. Touched will be replaced in primetime with original programming. Based on this change, we adjusted our estimate of the anticipated future usage of Touched and certain other syndicated programs and the related advertising revenues expected to be generated and recognized a charge of approximately $67.0 million related to the net realizable value of these programming assets and related programming commitments. The charge includes a $22.2 million accrued loss related to programming commitments for the 2001/2002 season of Touched currently airing on CBS. We are contractually obligated to license future seasons of Touched if the series is renewed by CBS. Additional programming losses, if any, will be recorded at the time we become committed to license future seasons of Touched.

     Interest expense for the three months ended September 30, 2001, increased 9.4% to $13.1 million from $12.0 million in the same period in 2000 due to higher debt balances. At September 30, 2001, total long-term debt and senior subordinated notes were $495.6 million compared with $392.7 million as of September 30, 2000. As described below, in July 2001, we completed the refinancing of substantially all of our indebtedness. Interest income for the three months ended September 30, 2001 decreased 60.7% to $1.3 million from $3.3 million in the same period in 2000. These decreases were primarily due to lower average cash and short-term investment balances in 2001.

    During the three months ended September 30, 2001, we sold three television stations for aggregate consideration of approximately $13.0 million and realized pre-tax gains of approximately $2.4 million on these sales.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net revenues increased 0.6% to $199.0 million for the nine months ended September 30, 2001 from $197.8 million for the nine months ended September 30, 2000. This increase is primarily attributable to higher advertising revenues from the PAX TV network offset in part by a decrease in revenue from our television stations. The increase in PAX TV network advertising revenues resulted from increases in ratings and distribution of PAX TV and favorable results from our network sales agreement with NBC. The decrease in television station revenues is primarily due to reduced television spot advertising revenues in our local markets.

    Programming and broadcast operations expenses were $30.2 million during the nine months ended September 30, 2001 compared with $28.5 million for the comparable period last year. This increase is primarily due to higher programming costs associated with original program development and expenses of implementing JSAs and other JSA transition costs. Program rights amortization expense was $66.2 million during the nine months ended September 30, 2001 compared with $78.6 million for the comparable period last year. The decrease is due to syndicated programming changes as well as a greater mix of lower cost original programming versus the comparable period last year. Selling, general and administrative expenses were $91.6 million during the nine months ended September 30, 2001 compared with $102.7 million for the comparable period last year. The decrease is primarily due to lower selling costs and other cost cutting measures. Time brokerage and affiliation fees were $2.7 million during the nine months ended September 30, 2001 compared with $4.3 million for the comparable period last year. This decrease is due to the completion of acquisitions of stations we previously operated under time brokerage agreements. Stock-based compensation expense was $5.7 million during the nine months ended September 30, 2001 compared with $10.8 million for the comparable period last year. This decrease is due to a reduction in options vesting in the nine months ended September 30, 2001 compared with the same period last year. The programming rights adjustment to net realizable value previously described was $67.0 million during the nine months ended September 30, 2001 compared with $24.4 million for the comparable period last year. Depreciation and amortization expense was $72.3 million during the nine months ended September 30, 2001 compared with $65.2 million for the comparable period last year. This increase is due to assets acquired as well as accelerated depreciation on assets to be disposed of in connection with the JSA restructuring plan described above.

     Interest expense for the nine months ended September 30, 2001, increased 5.3% to $37.2 million from $35.4 million in the same period in 2000. The increase is primarily due to a greater level of debt throughout the period. At September 30, 2001, total long-term debt and senior subordinated notes were $495.6 million compared with $392.7 million as of September 30, 2000. Interest income for the nine months ended September 30, 2001 decreased 66.4% to $4.0 million from $12.0 million in the same period in 2000. The decrease is primarily due to lower average cash and short-term investment balances in 2001.

     Gain on modification of program rights obligations during 2000 primarily reflects our return of certain programming rights that had been written off during 1999, in exchange for cash of $4.9 million and the cancellation of the remaining payment obligations.

     During the nine months ended September 30, 2001, we sold five television stations for aggregate consideration of $31.9 million and realized pre-tax gains of approximately $13.1 million on these sales.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments, cable carriage, promotion payments, debt service payments and working capital. Our primary sources of liquidity are our net working capital and availability under the delayed draw term and revolving portions of our new senior credit facility.

    As of September 30, 2001, we had $60.0 million in cash and short-term investments and working capital of approximately $9.2 million. During the nine months ended September 30, 2001, our cash and short-term investments decreased by approximately $55.1 million due primarily to the use of $38.5 million to pay interest and preferred stock dividends as well as cash used to fund operations including programming and cable payments.

     Cash used in operating activities was approximately $41.8 million and $58.0 million for the nine months ended September 30, 2001 and 2000, respectively. These amounts primarily reflect the operating costs incurred in connection with the operation of PAX TV and the related cable distribution rights and programming rights payments and interest payments under our debt facilities.

     Cash provided by (used in) investing activities was approximately $5.4 million and ($35.8) million for the nine months ended September 2001 and 2000, respectively. These amounts include acquisitions of broadcast properties, capital expenditures, short term investment transactions, proceeds from the sale of television stations and other transactions. As of September 30, 2001, we had agreements to purchase significant assets of broadcast properties totaling approximately $38.1 million, net of deposits and advances. We do not anticipate spending any significant amounts to satisfy these commitments until 2004.

    In June 2001, we completed the sale of our Phoenix/Flagstaff and St. Louis television stations and received approximately $15.1 million in cash proceeds. In August 2001, we completed the sale of our three Puerto Rico television stations and received $11.0 million in cash proceeds. Additionally, we have entered or intend to enter into agreements to sell other specified assets and anticipate the proceeds from these transactions to be approximately $75 million to $85 million. These assets include our television stations serving markets in Honolulu and Boston/Merrimack, certain low-powered television stations, accounts receivable and certain broadcasting tower assets. As part of this strategy, in November 2001, we agreed to sell certain of our tower assets for $34 million, $17 million of which was received in November with the remainder due at closing. In conjunction with this transaction, we will enter into operating leases related to both our analog and digital antennas at the facilities to be sold for terms of up to 20 years. The transaction is expected to close in mid-December 2001. We expect to receive the proceeds related to the tower and other asset sales during 2001 and 2002. We believe that cash provided by future operations, net working capital, available funding under the Term A and revolving portions of the new senior credit facility and the proceeds from the planned sales of assets will provide the liquidity necessary to meet our obligations and financial commitments for at least the next twelve months. If we are unable to sell the identified assets on acceptable terms or our financial results are not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We cannot assure you that we would be successful in selling assets or raising additional funds if this were to occur.

     Capital expenditures were approximately $22.7 million and $16.2 million for the nine months ended September 30, 2001 and 2000, respectively. Except for television stations presently operating analog television service in the 700 MHz band and stations given a digital channel allocation within that band, the FCC has mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel complete the build-out of its digital broadcast service by May 2002. For those stations now operating in the 700 MHz band or allotted a digital channel within that band, the institution of digital television service may be delayed until December 31, 2005, or later if it can be demonstrated that less than 70% of the television households in the station's market are capable of receiving digital television signals. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we intend to comply with the FCC's timing requirements for the broadcast of digital television. We have commenced migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. Because of the uncertainty as to standards, formats and usage, however, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations, but we currently anticipate spending at least $70 million, approximately $10 million of which has been spent to date. It is likely that we will fund our digital conversion from the $50 million Term A facility entered into as part of the July 2001 refinancing described below, as well as cash on hand, the monetization of certain non-core assets, and other financing arrangements.

     Cash provided by financing activities was $10.9 million and $5.6 million during the nine months ended September 30, 2001 and 2000, respectively. These amounts include the proceeds from the July 2001 refinancing described below, as well as the related principal repayments, redemption premium, preferred stock redemption and refinancing costs. Also included are proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments and preferred stock dividends.

    On July 12, 2001, we completed a $560 million financing consisting of a $360 million bank credit facility and $200 million of 10 3/4% Senior Subordinated Notes due 2008. Proceeds from the initial funding under the new bank credit facility and the 10 3/4% Senior Subordinated Notes offering were used to repay all of our indebtedness and obligations under our previously existing credit facilities which were scheduled to mature in June 2002, to redeem our 11 5/8% Senior Subordinated Notes and our 12% redeemable preferred stock, as well as to pay redemption premiums, fees and expenses in connection with the refinancing. In the third quarter of 2001, we recognized an extraordinary loss related to early extinguishment of debt totaling approximately $9.9 million resulting primarily from the write-off of unamortized debt costs related to the refinanced indebtedness and the redemption premium and costs associated with the repayment of the 11 5/8% Senior Subordinated Notes.

    The $360 million bank credit facility consists of a $25 million revolving credit facility maturing June 2006, of which $2.0 million was outstanding at September 30, 2001, a $50 million delayed draw Term A facility maturing December 2005, of which $8 million was outstanding at September 30, 2001, and a $285 million fully drawn Term B facility maturing June 2006. The revolving credit facility is available for general corporate purposes and the Term A facility is available to fund capital expenditures. We intend to use the $50 million Term A portion of the facility to fund the majority of our capital expenditures through the end of 2002. The interest rate under the bank facility is LIBOR plus 3.0%. The 10 3/4% Senior Subordinated Notes are due in 2008 and interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2002. In September 2001, we entered into a variable to fixed interest rate swap in the notional amount of $144.0 million to hedge the impact of interest rate changes on a portion of our variable rate indebtedness. The fixed rate under the swap is 3.64% and variable rates are indexed to LIBOR. Including the impact of the swap, the weighted average interest rate of our indebtedness at September 30, 2001 was 8.35%.

    The terms of the new senior credit facility and the indenture governing the senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for specified indebtedness related to the funding of capital expenditures and refinancing indebtedness.

     As of September 30, 2001, our programming contracts require collective payments of approximately $197.0 million as follows (in thousands):


                                           Obligation for       Program Rights
                                           Program Rights        Commitments           Total
                                           --------------        -----------           -----
          2001 (October--December)            $ 34,605            $ 10,606            $ 45,211
          2002 ...................              64,532              11,535              76,067
          2003 ...................              26,649               9,218              35,867
          2004 ...................              12,500              10,085              22,585
          2005 ...................               4,263               9,635              13,898
          Thereafter .............                  --               3,345               3,345
                                              --------            --------            --------
                                              $142,549            $ 54,424            $196,973
                                              ========            ========            ========

     We are also committed to purchase at similar terms additional future series episodes of our licensed programs should they be made available.

     As of September 30, 2001, obligations for cable distribution rights require collective payments by us of approximately $12.3 million as follows (in thousands):

       2001 (October--December)............................        $  9,287
       2002................................................           2,623
       2003................................................             260
       2004................................................             108
                                                                   --------
                                                                   $ 12,278
       Less: Amount representing interest..................            (609)
                                                                   --------
       Present value of cable rights payable...............        $ 11,669
                                                                   ========

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

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment losses for goodwill and other indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. We will adopt SFAS 142 on January 1, 2002. We are currently assessing the impact of adopting SFAS 142 and have not yet determined whether we will recognize an impairment loss, if any, resulting from adoption. However, upon adoption of SFAS 142, we will no longer amortize goodwill and FCC license intangibles (which we believe have indefinite lives) which totaled approximately $852.2 million, net of accumulated amortization of $130.3 million at September 30, 2001. Under existing accounting standards, these assets are being amortized over 25 years. Amortization expense related to goodwill and FCC licenses totaled approximately $29.5 million and $27.1 million for the nine months ended September 30, 2001 and 2000, respectively.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No.144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS 144 will have a material impact on our financial position or results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In October, November and December 1999, complaints were filed in the 15th Judicial Circuit Court in Palm Beach County, Florida in the Court of Chancery of the State of Delaware and in Superior Court of the State of California against certain of our officers and directors by alleged stockholders of our company alleging breach of fiduciary duty by the directors in approving the September 1999 transactions with NBC. The complaints asserted nearly identical purported class and derivative claims and generally alleged that the directors rejected a takeover offer and instead completed the NBC transactions, thereby precluding the plaintiffs from obtaining a premium price for their shares. The complaints sought to rescind the NBC transactions, to require us to pursue other acquisition offers and to recover damages. In July, 2001, the four actions in Delaware were dismissed by the court. In August, 2001, the Florida action was voluntarily dismissed. The California action remains pending.

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

3.1.4 Certificate of Designation of the Company's 12 1/2% Cumulative Exchangeable Preferred Stock (2)

3.1.6 Certificate of Designation of the Company's 9 3/4% Series A Convertible Preferred Stock (3)

3.1.7 Certificate of Designation of the Company's 13 1/4% Cumulative Junior Exchangeable Preferred Stock (3)

3.1.8 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (4)

3.2      Bylaws of the Company (5)

4.6 Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 10-3/4% Senior Subordinated Notes due 2008 (6)

4.7 Credit Agreement dated as of July 12, 2001 among the Company, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent for the Lenders and as Collateral Agent for the Secured Parties, Union Bank of California, N.A., as Syndication Agent for the Lenders, and CIBC Inc. and General Electric Capital Corporation, as Co-Documentation Agents for the Lenders (6)

10.217 Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and the Bank of New York, as Trustee, with respect to the Company's 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.6) (6)

------------

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

   (6) Filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, and incorporated herein by reference.

(b)  Reports on Form 8-K.

         Form 8-K, dated July 12, 2001 (filed July 18, 2001), Item 5, reporting that on July 12, 2001, Paxson Communications Corporation completed a $560 million financing consisting of a $360 million bank credit facility and a $200 million offering of 10 3/4% Senior Subordinated Notes due 2008.

                        PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PAXSON COMMUNICATIONS CORPORATION





Date: November 14, 2001                By: /s/ Ronald L. Rubin
                                           -------------------------------------
                                           Ronald L. Rubin
                                           Vice President
                                           Chief Accounting Officer and
                                           Corporate Controller
                                           (Principal Accounting Officer)