Form 10-K
period 2001-12-31
PAXSON COMMUNICATIONS CORP
filed 2002-03-14
CIK 923877

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

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                          OR

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

Securities Registered Pursuant to Section 12(b) of the Act:

                                           NAME OF EXCHANGE
         TITLE OF EACH CLASS              ON WHICH REGISTERED
         -------------------              -------------------
Class A Common Stock, $0.001 par value  American Stock Exchange
  10 3/4% Senior Subordinated Notes     American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2002 is $375,901,000 computed by reference to the closing price for such shares on the American Stock Exchange.

     The number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2002 was: 56,423,527 shares of Class A Common Stock, $0.001 par value, and 8,311,639 shares of Class B Common Stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 3, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Item 1.   Business....................................................     1
Item 2.   Properties and Facilities...................................    26
Item 3.   Legal Proceedings...........................................    27
Item 4.   Submission of Matters to a Vote of Security Holders.........    27
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    28
Item 6.   Selected Financial Data.....................................    29
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    30
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    41
Item 8.   Financial Statements and Supplementary Financial Data.......    42
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    42
Item 10.  Directors and Executive Officers of the Registrant..........    43
Item 11.  Executive Compensation......................................    43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    43
Item 13.  Certain Relationships and Related Transactions..............    43
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    43

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets our stations serve. We currently own and operate 65 full power broadcast television stations (including three stations we operate under time brokerage agreements), 64 of which carry PAX TV, including stations reaching all of the top 20 U.S. markets, and 41 of the top 50 U.S. markets. We operate PAX TV, a network that provides family oriented entertainment programming seven days per week between the hours of 1:00 p.m. and midnight, Monday through Friday, and 5:00 p.m. and midnight Saturday and Sunday. PAX TV's programming consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air. PAX TV reaches approximately 85% of prime time television households in the U.S. through our broadcast television station group, and pursuant to distribution agreements with cable and satellite systems and affiliates. PAX TV reaches approximately 64% of U.S. television households through our broadcast television station group. We have agreements with cable television system owners and satellite television providers to carry PAX TV, through which we reach an additional 16% of U.S. television households in markets not served by our owned and operated stations. We reach an additional 5% of U.S. television households through affiliation agreements with 63 independently owned PAX TV affiliated stations. We have obtained audience ratings and share, market rank and television household data set forth in this report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.

     We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

     - Network Spot Advertising. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or "upfront," commitments to purchase advertising time which are obtained before the beginning of our PAX TV programming season. The National Broadcasting Company, Inc. ("NBC") serves as our exclusive sales representative to sell most of our network advertising. Any remaining inventory which is not sold by NBC is sold by us as direct response advertising. Our network advertising sales represented approximately 33% of our revenue during the year ended December 31, 2001.

     - Network Long Form Paid Programming. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. Infomercials are shows produced by others, at no cost to us, principally to promote and sell products or services through viewer direct response. Our network long form paid programming represented approximately 33% of our revenue during the year ended December 31, 2001.

     - Station Advertising. We sell commercial air time to advertisers who want to reach the viewing audience in specific geographic markets in which our stations operate. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. NBC provides national advertising sales services for a majority of our stations. In markets in which our stations are operating under joint sales agreements, or JSAs, our JSA partner serves as our exclusive sales representative to sell our local station advertising. For stations for which NBC does not provide national account representation, our JSA partner performs this function. Our local sales forces sell this advertising in markets without JSAs. Our station advertising sales represented approximately 34% of our revenue during the year ended December 31, 2001 (including 16% of our revenue during such year which was derived from local and national long form paid programming).

     We believe that our business model benefits from many of the favorable attributes of both traditional television networks and network-affiliated television station groups. Similar to traditional television networks, we provide advertisers with nationwide reach through our extensive television distribution system. We own and operate most of our distribution system and, therefore, we receive advertising revenue from the entire broadcast day (consisting of both PAX TV and long form paid programming), unlike traditional networks, which receive advertising revenue only from commercials aired during network programming hours. In addition, due to the size and centralized operations of our station group, we are able to achieve economies of scale with respect to our programming, promotional, research, engineering, accounting and administrative expenses which we believe enable us to have lower per station expenses than those of a typical network-affiliated station.

BUSINESS STRATEGY

     The principal components of our strategy are set forth below:

     - Provide Quality Family Programming. We believe there is significant demand, including from adult demographic groups which are attractive to advertisers, for quality family oriented programming which is free of excessive violence, explicit sexual themes and foul language. We are attracting viewers and establishing a nationally recognized brand by offering quality family programming. As our PAX TV brand recognition grows, we believe that PAX TV will increasingly be a "destination channel" to which viewers turn regularly for family programming, and that PAX TV will continue to attract advertisers who want to reach the viewer demographics attracted by our programming. We are expanding the amount of original programming we air as we believe this will further improve our viewer demographics and our positive ratings trends by employing cost efficient development and production techniques. We have developed original entertainment programming for PAX TV at lower costs than those typically incurred by other broadcast networks for original entertainment programming.

     - Benefit from a Centralized, Efficient Operating Structure. We centralize many of the functions of our owned and operated stations, including promotions, advertising, research, engineering, accounting and sales traffic. Our stations average fewer than ten employees compared to an average of 90 employees at network-affiliated stations, and an average of 60 employees at independent stations in markets of similar size to ours. We promote PAX TV and each of our television stations by utilizing a centralized advertising and promotional program. We also employ a centralized programming strategy, which we believe enables us to keep our programming costs per station significantly lower than those of comparable stations. We provide programming for all of our stations and, except for local news and syndicated programming provided by JSA partners, each station offers substantially the same programming schedule.

     - Improve Local Television Station Operations by Implementing Joint Sales Agreements. In order to improve the operations of our local stations, we have entered into JSAs with respect to 55 of our stations, including JSAs between 48 of our stations and NBC owned or affiliated stations. Substantially all of those stations are currently operating under the terms of the JSAs. Generally, JSAs are for ten year terms. Substantially all JSA partners have the right to terminate the JSA upon a sale by the JSA partner of its station that is the subject of the JSA. Each JSA typically provides the following:

        - The JSA partner serves as our exclusive sales representative to sell our station advertising, enabling our station to benefit from the strength of the JSA partner's sales organization and existing advertiser relationships;

        - We integrate and co-locate many of our station operations with those of the JSA partner, reducing our costs through operating efficiencies and economies of scale, including the elimination of redundant owned and leased facilities and staffing; and

        - The JSA partner may provide local news and syndicated programming, supplementing and enhancing our station's programming lineup.

     - Expand and Improve PAX TV Distribution. We intend to continue to expand our television distribution system through the addition of affiliated broadcast television stations and cable systems. We intend to expand our distribution to reach as many U.S. television households as possible in a cost efficient manner. We continue to improve the channel positioning of our broadcast television stations on local cable systems across the country, as we believe the ability to view our programming on one of the lower numbered channel positions (generally below channel 30) on a cable system improves the likelihood that viewers will watch our programming.

     - Develop Our Broadcast Station Group's Digital Television Platform. Our owned and operated station group gives us a significant platform for digital broadcasting. We have commenced construction of our digital broadcast facilities and intend to explore the most effective use of digital broadcast technology for each of our stations. Upon completion of the construction of our digital facilities, we believe that we will be able to provide a significant broadband platform on which to broadcast digital television, including multiple additional television networks. While future applications of this technology and the time frame within which digital broadcasting will commence are uncertain, we believe that our existing broadcast stations make us well positioned to take advantage of future digital broadcasting opportunities.

DISTRIBUTION

     We distribute PAX TV through a television distribution system comprised of our owned and operated broadcast television stations, cable television systems in various markets not served by a PAX TV station, satellite television providers and independently owned PAX TV affiliated broadcast stations. According to Nielsen our programming currently reaches 85% of U.S. television households.

     We seek to reach as many U.S. television households as possible in a cost efficient manner. In evaluating opportunities to increase our television distribution, we consider factors such as the attractiveness of specific geographic markets and their audience demographics to potential television advertisers, the degree to which the increased distribution would improve our nationwide audience reach or upgrade our distribution in a market in which we already operate, and the effect of any changes in our distribution on our national ownership position under the Communications Act and FCC rules restricting the ownership of attributable interests in television stations. We have increased the number of U.S. television households which can receive our programming by entering into agreements with cable system operators and satellite television providers under which they carry our programming on a designated channel of their cable system or satellite service.

     Our Owned and Operated Television Stations. We currently own and operate 65 full power broadcast television stations (including three stations we operate under time brokerage agreements, or TBAs), 64 of which carry PAX TV, including stations reaching all of the top 20 U.S. markets and 41 of the top 50 U.S. markets. Our owned and operated station group reaches approximately 64% of U.S. prime time television households, according to Nielsen. Our ownership of the stations providing most of our television distribution enables us to receive advertising revenue from each station's entire broadcast day and to achieve operating efficiencies typically not enjoyed by network affiliated television stations. As nearly all of our owned and operated stations operate in the "ultra high frequency," or UHF, portion of the broadcast spectrum, only half of the number of television households they reach are counted against the national ownership cap under the Communications Act. By exercising our rights under the Communications Act to require cable television system operators to carry the broadcast signals of our owned and operated stations, we reach many more television households in each station's designated market area, or DMA, than we would if our stations were limited to transmitting their broadcast signals over the airwaves.

     We operate an additional three stations (WPXL, New Orleans; WPXX, Memphis; and WBNA, Louisville) pursuant to TBAs with the station owners. Under these agreements, we provide the station with PAX TV programming and retain the advertising revenues from the sale of advertising time during PAX TV programming hours. We have options to acquire two of these stations (WPXL and WPXX) and a right of first refusal to acquire the third (WBNA). The owners of the two stations for which we have options have the right to require us to purchase these stations at any time after January 1, 2003 through December 31, 2005. We may enter into additional TBAs to operate stations that we intend to acquire or to enable us to operate additional stations that we might not be able to own under the current ownership restrictions of the Communications Act.

     The table below provides information about our owned and operated stations, stations we operate pursuant to TBAs, and stations subject to pending acquisition transactions. Upon completion of the pending acquisition transactions and construction projects noted in the table, we will own 66 stations, 65 of which will carry PAX TV, including stations reaching all of the top 20 U.S. markets and 41 of the top 50 markets.

                                  MARKET      STATION      BROADCAST   TOTAL MARKET TV
MARKET NAME                       RANK(1)   CALL LETTERS    CHANNEL     HOUSEHOLDS(2)              JSA PARTNER(3)
-----------                       -------   ------------   ---------   ---------------   -----------------------------------
New York                              1       WPXN            31          7,301,060                      NBC
Los Angeles                           2       KPXN            30          5,303,490                      NBC
Chicago                               3       WCPX            38          3,360,770                      NBC
Philadelphia                          4       WPPX            61          2,801,010                      NBC
San Francisco                         5       KKPX            65          2,426,010          Granite Broadcasting Corp.
Boston(4)                             6       WPXB            60          2,315,700                      --
Boston (3 stations)                   6       WBPX            68          2,315,700                      --
Dallas                                7       KPXD            68          2,201,170                      NBC
Washington D.C.                       8       WPXW            66          2,128,430                      NBC
Washington D.C.                       8       WWPX            60          2,128,430                      NBC
Atlanta                               9       WPXA            14          1,990,650               Gannett Co., Inc.
Detroit                              10       WPXD            31          1,878,670         Post-Newsweek Stations, Inc.
Houston                              11       KPXB            49          1,831,680         Post-Newsweek Stations, Inc.
Seattle                              12       KWPX            33          1,647,230                  Belo Corp.
Minneapolis                          13       KPXM            41          1,573,640               Gannett Co., Inc.
Tampa                                14       WXPX            66          1,568,180              Media General, Inc.
Miami                                15       WPXM            35          1,549,680                      NBC
Phoenix                              16       KPPX            51          1,536,950               Gannett Co., Inc.
Cleveland                            17       WVPX            23          1,513,130               Gannett Co., Inc.
Denver                               18       KPXC            59          1,381,620               Gannett Co., Inc.
Sacramento                           19       KSPX            29          1,226,670        Hearst-Argyle Television, Inc.
Orlando                              20       WOPX            56          1,182,420        Hearst-Argyle Television, Inc.
Portland, OR                         23       KPXG            22          1,069,260                  Belo Corp.
Indianapolis                         25       WIPX            63          1,013,290           Dispatch Broadcast Group
Hartford                             28       WHPX            26            953,130                      NBC
Raleigh-Durham                       29       WFPX            62            939,000                      NBC
Raleigh-Durham                       29       WRPX            47            939,000                      NBC
Nashville                            30       WNPX            28            879,030                      --
Kansas City                          31       KPXE            50            849,730      Scripps Howard Broadcasting Company
Milwaukee                            33       WPXE            55            832,330         Journal Broadcast Group, Inc.
Salt Lake City                       35       KUPX            16            782,960                      --
San Antonio(5)                       37       KPXL            26            710,030       Clear Channel Broadcasting, Inc.
Grand Rapids                         38       WZPX            43            702,210             LIN Television Corp.
Birmingham                           39       WPXH            44            683,830                      NBC
West Palm Beach                      40       WPXP            67            681,100      Scripps Howard Broadcasting Company
Memphis(6)(7)                        41       WPXX            50            655,210             Raycom America, Inc.
Norfolk                              42       WPXV            49            654,150             LIN Television Corp.
New Orleans(6)(7)                    43       WPXL            49            653,020        Hearst-Argyle Television, Inc.
Greensboro                           44       WGPX            16            634,130        Hearst-Argyle Television, Inc.
Oklahoma City                        45       KOPX            62            623,760          The New York Times Company
Buffalo                              47       WPXJ            51            616,610               Gannett Co., Inc.
Albuquerque                          48       KAPX            14            607,170          Hubbard Broadcasting, Inc.
Providence                           49       WPXQ            69            600,730                      NBC
Louisville(6)(8)                     50       WBNA            21            598,940                      --
Wilkes Barre                         52       WQPX            64            567,810          The New York Times Company
Jacksonville-Brunswick               53       WPXC            21            563,510         Post-Newsweek Stations, Inc.
Fresno-Visalia                       55       KPXF            61            524,970          Granite Broadcasting Corp.
Albany                               57       WYPX            55            514,770          Hubbard Broadcasting, Inc.
Tulsa                                59       KTPX            44            502,500      Scripps Howard Broadcasting Company
Charleston, WV                       61       WLPX            29            478,910                      --
Knoxville                            63       WPXK            54            478,190             Raycom America, Inc.
Lexington                            66       WUPX            67            435,780                      --
Roanoke                              67       WPXR            38            422,760              Media General, Inc.

                                  MARKET      STATION      BROADCAST   TOTAL MARKET TV
MARKET NAME                       RANK(1)   CALL LETTERS    CHANNEL     HOUSEHOLDS(2)              JSA PARTNER(3)
-----------                       -------   ------------   ---------   ---------------   -----------------------------------
Des Moines                           70       KFPX            39            404,910          The New York Times Company
Honolulu                             72       KPXO            66            398,460                      --
Spokane                              78       KGPX            34            380,480               KHQ, Incorporated
Shreveport                           79       KPXJ            21            372,490                  KTBS, Inc.
Portland-Auburn, ME                  80       WMPX            23            372,470               Gannett Co., Inc.
Syracuse                             81       WSPX            56            363,340             Raycom America, Inc.
Cedar Rapids                         89       KPXR            48            317,980        Second Generation of Iowa, Ltd.
Greenville-N. Bern                  106       WEPX            38            250,780             GOCOM Television LLC
Greenville-N. Bern                  106       WPXU            35            250,780             GOCOM Television LLC
Wausau(9)                           137       WTPX            46            168,510                      --
St. Croix                            NR       WPXO            15                 --        Alpha Broadcasting Corporation

---------------

    (1) Market rank is based on the number of television households in the television market or Designated Market Area, or "DMA," as used by Nielsen, effective as of September 2001.

    (2) Refers to the number of television households in the DMA as estimated by Nielsen, effective as of September 2001.

    (3) Indicates the company with which we have entered into a JSA for the station.

    (4) Currently carries the home shopping programming of ValueVision International, Inc.

    (5) JSA is scheduled to terminate August 13, 2002.

    (6) Station is independently owned and is operated by us under a time brokerage agreement.

    (7) We have the option to acquire the station and the current owner has the right to require us to purchase the station at anytime after January 1, 2003 through December 31, 2005.

    (8) We have a right of first refusal to acquire the station.

    (9) The station has been constructed but is not yet operational.

     Cable and Satellite Distribution. In order to increase the distribution of our programming, we have entered into carriage agreements with the nation's largest cable multiple system operators, as well as with other cable system operators and satellite television providers. These cable and satellite system operators carry our programming on a designated channel of their service. These carriage agreements enable us to reach television households in markets not served by our owned or affiliated stations. Our carriage agreements with cable system operators generally require us to pay an amount based upon the number of additional television households reached. Our carriage agreements with satellite television providers allow the satellite provider to sell and retain the advertising revenue from a portion of the non-network advertising time during PAX TV programming hours. Some of our carriage agreements with cable operators also provide this form of compensation to the cable operator. We do not pay compensation for reaching households in DMAs already served by our broadcast stations, even though the cable operator may provide our programming to these households because we have exercised our "must carry" rights under the Communications Act. We believe that the ability to view our programming on one of the lower numbered channel positions (generally below channel 30) on a cable system improves the likelihood that viewers will watch our programming, and we have successfully negotiated favorable channel positions with most of the cable system operators and satellite television providers with whom we have carriage agreements. Through cable and satellite distribution, we reach approximately 16% of U.S. prime time television households in DMAs not already served by a PAX TV station.

     Our PAX TV Affiliated Stations. To increase the distribution of PAX TV, we have entered into affiliation agreements with stations in markets where we do not otherwise own or operate a broadcast station. These stations include full power and low power television stations. Each affiliation agreement gives the particular station the right to broadcast PAX TV programming, or portions of it, in the station's market. Although the majority of the affiliation agreements provide for the distribution of PAX TV prime time programming, some affiliates do not carry all of our PAX TV programming. In addition, some affiliates do not air PAX TV programming in the exact time patterns that the programming is broadcast on our network because of issues related to their specific markets. Our affiliation agreements provide us with additional distribution of our PAX TV programming without the expense of acquiring a station or paying compensation to cable system operators in the markets reached. Under our affiliation agreements, we are not required to pay cash compensation to the affiliate, and the affiliate is entitled to sell and retain the revenue from all or a portion of the non-network advertising time during the PAX TV programming hours. We have affiliation agreements with respect to 63 television stations which reach approximately 5% of U.S. prime time television households.

PROGRAMMING

     During our PAX TV network hours, which are between 1:00 p.m. and midnight, Monday through Friday, and 5:00 p.m. and midnight Saturday and Sunday, we offer family entertainment programs that are free of excessive violence, explicit sexual themes and foul language. We produce original shows to air during PAX TV's prime time hours. The balance of our PAX TV lineup consists of syndicated programs and a limited amount of entertainment and sports programming provided by NBC under cross programming agreements with us. We began PAX TV with a lineup of syndicated programming that had experienced successful first runs in terms of audience ratings, giving us the ability to offer a full programming schedule immediately upon the launch of PAX TV. Since our launch, we have sought to develop and increase our original PAX TV programming, as our operating experience with PAX TV has shown that quality original programs can generate higher ratings and deliver a greater return to us, in terms of advertising revenues, than syndicated programs of comparable cost.

     We have developed original entertainment programming for PAX TV at lower costs than those typically incurred by other broadcast networks for original entertainment programming. We have done this by employing cost efficient development and production techniques, such as the development of program concepts without the use of pilots, and by entering into production arrangements with foreign production companies through which we are able to share production costs, gain access to lower cost production labor and participate in tax incentives. In addition, we generally pre-sell the foreign and other distribution rights to our original PAX TV programming and thereby are able to recover a significant portion of the program's production costs, while retaining all of the domestic exploitation rights. Our agreements for syndicated programming generally entitle us to exclusive nationwide distribution rights over our entire television distribution system for a fixed cost, without regard to the number of households that receive our programming. As our syndicated programming licenses expire, we intend to replace that programming with less costly original programming.

     During non-network hours, our stations broadcast long form paid programming, consisting primarily of infomercials, which are shows produced at no cost to us to market and sell products and services through viewer direct response, and paid religious programming. Pursuant to an agreement with The Christian Network, Inc., or CNI, our broadcast stations carry CNI's programming during the hours of 1:00 a.m. and 6:00 a.m., seven days per week. For additional details on our relationship with CNI, see "Certain Relationships and Related Transactions."

     Under many of our JSAs, the JSA partner provides our station with late evening local news broadcasts, which we believe enhances our station's appeal to viewers and advertisers. This news programming may be a rebroadcast of the JSA partner's news in a different time slot or a news broadcast produced for PAX TV.

RATINGS

     The advertising revenues from our PAX TV operations are largely dependent upon the popularity of our programming, in terms of audience ratings, and the attractiveness of our PAX TV viewing audience to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Nielsen, one of the leading providers of national audience measuring services, has grouped all television stations in the country into approximately 210 DMAs that are ranked in size according to the number of television households, and periodically publishes data on estimated audiences for the television stations in the various DMAs. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "Rating") and of the percentage of the audience actually watching television (the station's "Share"). Nielsen provides this data on the basis of total television households and selected demographic groupings in the DMA.

     Some viewer demographic groups are more attractive to advertisers than others, such as adults of working age who typically have greater purchasing power than other viewer demographic groups. Many products and services are targeted to consumers with specific demographic characteristics, and a viewer demographic group containing a concentration of these types of consumers generally will be more attractive to advertisers. Based on our experiences with PAX TV, advertisers often will pay higher rates to advertise during programming that reaches demographic groups that are targeted by that advertiser. In general, we believe that advertisers for many products and services, consider adults from ages 25-54 to be one of the most desirable viewer demographic groups. A significant component of our original programming strategy is to develop and air programming that will increase PAX TV's ratings among the demographic groups that are most attractive to advertisers.

ADVERTISING

     We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or "upfront," commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. NBC serves as our exclusive sales representative to sell most of our network advertising. Network advertising represented approximately 33% of our revenue during the year ended December 31, 2001. The central programming signal through which we supply PAX TV and other programming to our stations and to cable and satellite viewers includes advertising, generally of a direct response nature, which reaches our cable and satellite viewers (during both PAX TV and other viewing hours) in markets not served by our stations during time that is otherwise allocated to station spot advertising, and which reaches viewers in local markets during unsold station spot advertising time. We include the revenue from this advertising in our network advertising revenues.

     We also sell commercial air time to advertisers who want to reach the viewing audience in specific geographic markets in which we operate. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. NBC provides national advertising sales services for a majority of our stations. In markets in which our stations are operating under JSAs, our JSA partner serves as our exclusive sales representative to sell our local station advertising. For stations for which NBC does not provide national account representation, our JSA partner performs this function. Our local sales force sells this advertising in markets without JSAs. Our station spot advertising represented approximately 34% of our revenue during the year ended December 31, 2001 (including 16% of our revenue during such year which was derived from local and national long form paid programming).

     Our advertising rates are based upon:

     - the size of the market in which a station operates;

     - the ratings of the show during which the advertising will appear;

     - the number of advertisers competing for a time slot; and

     - the demographic composition of the market served by the station.

     We offer advertisers the opportunity to reach PAX TV's nationwide viewing audience with a single commercial and to target their advertising to the demographic groups with which our programming is most popular.

     We also sell long form paid programming, consisting primarily of infomercials. This programming may appear on our entire television distribution system or it may be aired only in specific markets. Network and regional paid programming time is sold by our national long form sales team. Local paid programming may be sold by our national sales team or by the local sales team at each station.

NBC RELATIONSHIP

     On September 15, 1999, we entered into an investment agreement with NBC under which wholly-owned subsidiaries of NBC purchased shares of our Series B preferred stock and warrants to purchase shares of our common stock for an aggregate purchase price of $415 million. At the same time, a wholly-owned subsidiary of NBC entered into an agreement with Mr. Paxson and entities controlled by Mr. Paxson, under which the NBC subsidiary was granted the right to purchase all, but not less than all, of the 8,311,639 shares of our Class B common stock beneficially owned by Mr. Paxson. This right is exercisable through September 15, 2009. These shares of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders and are convertible into an equal number of shares of Class A common stock. The purchase price per share of Class B common stock is equal to the higher of:

     - the average of the closing sale prices of the Class A common stock for the 45 consecutive trading days ending on the trading day immediately preceding the exercise of NBC's call right, provided that the average price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale prices; and

     - $22.50 per share for any shares purchased on or before September 15, 2002, and $20.00 per share for shares purchased after that date.

     The owners of the shares that are subject to the call right have agreed not to transfer those shares before September 15, 2005, and not to convert those shares into any of our other securities, including shares of Class A common stock. NBC's exercise of the call right is subject to compliance with applicable provisions of the Communications Act and the rules and regulations of the FCC.

     Under the investment agreement, a wholly-owned subsidiary of NBC acquired $415 million aggregate liquidation preference of our Series B preferred stock, which accrues cumulative dividends at an annual rate of 8% and is convertible, subject to adjustment under the terms of the Series B preferred stock, into 31,896,032 shares of our Class A common stock at an initial conversion price of $13.01 per share ($15.40 per share as of December 31, 2001). The Series B preferred stock is exchangeable at the option of the holder at any time, subject to various conditions, into our 8% exchange debentures. A wholly-owned subsidiary of NBC also acquired a warrant ("Warrant A") to purchase up to 13,065,507 shares of Class A common stock at an exercise price of $12.60 per share, and a warrant ("Warrant B") to purchase up to 18,966,620 shares of Class A common stock at an exercise price equal to the average of the closing sale prices of the Class A common stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date, provided that the average price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price, subject to a minimum exercise price during the three years ending September 15, 2002, of $22.50 per share. The warrants are exercisable until September 2009 subject to various conditions and limitations. In addition:

     - Warrant B may not be exercised before the exercise in full of Warrant A; and

     - Warrant B may not be exercised to the extent that, after giving effect to the exercise, Mr. Paxson would no longer constitute our "single majority stockholder" unless Warrant B is exercised in full and at the same time NBC exercises its right to purchase all the shares of our Class B common stock held by Mr. Paxson.

     NBC has the right, at any time that the FCC renders a final decision that NBC's investment in us is "attributable" to NBC (as that term is defined under applicable rules of the FCC), or for a period of 60 days beginning on September 15, 2002 and on each September 15 thereafter, to demand that we redeem, or arrange for a third party to acquire, any shares of our Series B preferred stock then held by NBC (an "Involuntary Redemption"). If NBC exercises this right, we will have up to one year to consummate the redemption, except that if at any time during the one year period, the terms of our outstanding debt and preferred stock do not prohibit the redemption and we have sufficient funds on hand to consummate the redemption, we must consummate the redemption at that time. NBC may not exercise Warrant A, Warrant B or its right to purchase shares of Class B common stock beneficially owned by Mr. Paxson during the one year redemption period.

     NBC also has the right to require that we redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default (a "Default Redemption"). If NBC exercises this right, we will have up to 180 days to consummate the redemption, except that if at any time during the 180 day period, the terms of our outstanding debt and preferred stock do not prohibit the redemption and we have sufficient funds on hand to consummate the redemption, we must consummate the redemption at that time. NBC may not exercise Warrant A, Warrant B or its right to purchase shares of Class B common stock beneficially owned by Mr. Paxson during the 180 day redemption period.

     Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. Were NBC to exercise its right to demand that we redeem its Series B preferred stock, in order to be able to do so we would need to not only raise sufficient cash to fund payment of the redemption price, but would also need to obtain the consents of the holders of our outstanding debt and preferred stock or repay, redeem or refinance these securities in a manner that obviated the need to obtain the consents of the holders. Alternatively, we would need to identify a third party willing to purchase NBC's Series B preferred stock directly from NBC or to enter into a merger, acquisition or other transaction with us as a result of which NBC's Series B preferred stock would be redeemed or acquired at the stated redemption price.

     Should we fail to effect an Involuntary Redemption within one year after NBC has exercised its right to demand that we redeem its securities, NBC will again be permitted to exercise Warrant A and Warrant B and its right to acquire Mr. Paxson's Class B common stock, and generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, the contractual rights described below, and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson's Class B common stock shall expire, to the extent unexercised, 30 days after any such transfer.

     Should we fail to effect a Default Redemption within 180 days after NBC has exercised its right to require us to redeem its securities, NBC will have 180 days within which to exercise Warrant A and Warrant B and its right to acquire Mr. Paxson's Class B common stock, and generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, the contractual rights described below, and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson's Class B common stock shall expire, to the extent unexercised, 30 days after any such transfer. If NBC does not effect any of these transactions within the 180 day period, we will have the right, for 30 days, to redeem NBC's securities. If we do not effect a redemption during this period, NBC will have the right to require us to effect, at our option, either a public sale or a liquidation of our company and may participate as a bidder in any such transaction. If the highest bid in any public sale of our company would be insufficient to pay NBC the redemption price of its securities, NBC will have a right of first refusal to purchase our company for the highest bid amount. NBC will not be permitted to exercise Warrant A, Warrant B or its right to acquire Mr. Paxson's Class B common stock during the public sale or liquidation process.

     The investment agreement also provides that we must obtain the consent of NBC for various actions, including:

     - approval of annual budgets;

     - expenditures materially in excess of budgeted amounts;

     - material acquisitions of programming;

     - material amendments to our certificate of incorporation or bylaws;

     - material asset sales or purchases, including, in some cases, sales of our television stations;

     - business combinations where we would not be the surviving corporation or as a result of which we would experience a change of control;

     - issuances or sales of any capital stock, with some exceptions;

     - stock splits or recombinations;

     - any increase in the size of our board of directors other than any increase resulting from provisions of our outstanding preferred stock of up to two additional directors; and

     - joint sales, joint services, time brokerage, local marketing or similar agreements as a result of which our stations with national household coverage of 20% or more would be subject to those agreements.

     In connection with its investment in us, we also granted NBC various rights with respect to our broadcast television operations, including:

     - the right to require the conversion of our television stations to NBC network affiliates, subject to various conditions;

     - a right of first refusal on proposed sales of television stations; and

     - the right to require our television stations to carry NBC network programming that is preempted by NBC network affiliates.

     We also entered into a stockholders agreement with NBC, Mr. Paxson and entities controlled by Mr. Paxson under which we are permitted (but not required) to nominate persons named by NBC for election to our board of directors upon request by NBC if NBC determines that its nominees are permitted under the Communications Act and FCC rules to serve on our board. Mr. Paxson and his affiliates agreed to vote their shares of common stock in favor of the election of those persons as our directors. The stockholders agreement further provides that we will not, without the prior written consent of NBC, enter into certain agreements or adopt certain plans which would be breached or violated upon the acquisition of our securities by NBC or its affiliates or would otherwise restrict or impede the ability of NBC or its affiliates to acquire additional shares of our capital stock.

     We also granted NBC demand and piggyback registration rights with respect to the shares of Class A common stock issuable upon:

     - conversion of the Series B preferred stock;

     - conversion of the debentures for which the Series B preferred stock is exchangeable;

     - exercise of the warrants; or

     - conversion of the Class B common stock.

     In connection with these transactions, we entered into a number of business arrangements with NBC that were intended to strengthen our operations. As part of these arrangements and our relationship with NBC:

     - NBC provides network advertising sales, marketing and network research services for PAX TV;

     - NBC provides national advertising sales services for a majority of our stations;

     - NBC provides some of its programming, including movies and sporting events, for broadcast on PAX TV; and

     - We have entered into JSAs with NBC with respect to 13 of our stations serving 11 markets also served by an NBC owned and operated station, and with 35 independently owned NBC affiliated stations serving our markets. Under the JSAs, the NBC stations sell all non-network advertising of our stations and receive commission compensation for those sales, and each of our stations may carry one hour per day of NBC syndicated programming, subject to compliance with our family programming content standards.

     In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC has breached its agreements with us and has breached its fiduciary duty to us and to our shareholders. We have asserted that NBC's proposed acquisition of Telemundo Communications Group, Inc. ("Telemundo Group") violates the terms of the agreements governing the investment and partnership between us and NBC. We also made two filings with the FCC, one of which requests a declaratory ruling as to whether conduct by NBC, including NBC's influence and apparent control over certain members of our board of directors selected by NBC (all of whom have since resigned from our board), has caused NBC to have an attributable interest in us in violation of FCC rules or has infringed upon our rights as an FCC license holder. The second FCC filing seeks to deny FCC approval of NBC's acquisition of the Telemundo Group's television stations. In addition, in January 2002, we filed a petition to deny with the FCC arguing that NBC was ineligible under FCC regulations to acquire control of television station KNTV-TV, San Jose, California from Granite Broadcasting Corp. due to NBC's attributable interest in the Company.

     The initiation of these proceedings by us casts significant uncertainty over the future direction of our relationship with NBC. The hearing in the arbitration proceeding is currently scheduled to occur in April 2002, and we expect that, under the applicable arbitration rules, the arbitrator will render a decision by the end of May 2002. If we do not prevail in the arbitration proceeding, and our position expressed in the FCC filings is not accepted by the FCC, NBC could consummate the acquisition of the Telemundo Group and thereby render it highly unlikely that NBC would be able to acquire control of our company under the terms of the existing agreement, while at the same time retaining its investment in us and its ability to exercise a significant influence over our operations.

COMPETITION

     We compete for audience and advertisers and our television stations are located in highly competitive markets and face strong competition on all levels.

     Audience. Television stations compete for audience share principally on the basis of program popularity, which has a direct effect on advertising rates. Our PAX TV programming competes for audience share in all of our markets with the programming offered by other broadcast networks, and competes for audience share in our stations' respective market areas with the programming offered by non-network affiliated television stations. Our other programming also competes for audience share in our stations' respective market areas principally with the non-network programming offered by other television stations. We believe our stations also compete for audience share in their respective markets on the basis of their channel positions on the cable systems which carry our programming, and that the ability to view our programming on the lower numbered channel positions (generally below channel 30) generally improves the likelihood that viewers will watch our programming.

     Our stations also compete for audience share with other forms of entertainment programming, including home entertainment systems and direct broadcasting satellite video distribution services which transmit programming directly to homes equipped with special receiving antennas and tuners. Further advances in technology may increase competition for household audiences.

     Advertising.  Television broadcast advertising rates are based upon:

     - the size of the market in which the station operates;

     - a program's popularity among the viewers that an advertiser wishes to attract;

     - the number of advertisers competing for the available time;

     - the demographic makeup of the market served by the station;

     - the availability of alternative advertising media in the market area; and

     - development of projects, features and programs that tie advertiser messages to programming.

PAX TV competes for advertising revenues principally with other television broadcast networks and to some degree with other nationally distributed advertising media, such as print publications. During the annual "up front" process, broadcast networks seek to obtain advance commitments from advertisers to purchase network commercial air time, and competition occurs principally on the basis of the advertisers' perception of the anticipated popularity (i.e., ratings) of a network's programming for the upcoming broadcast season and the demographic groups to which the programming is expected to appeal.

     Our television stations also compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars at the television station level occurs primarily within individual markets. Generally, a television station in one market does not compete with stations in other market areas.

FEDERAL REGULATION OF BROADCASTING

     The FCC regulates television broadcast stations under the Communications Act. The following is a brief summary of certain provisions of the Communications Act and the rules of the FCC.

     License Issuance and Renewal. The Communications Act provides that a broadcast station license may be granted to an applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Television broadcast licenses generally are granted and renewed for a period of eight years. Interested parties including members of the public may file petitions to deny a license renewal application but competing applications for the license will not be accepted unless the current licensee's renewal application is denied. The FCC is required to grant a license renewal application if it finds that the licensee (1) has served the public interest, convenience and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. Our licenses are subject to renewal at various times between 2004 and 2007.

     General Ownership Matters. The Communications Act requires the prior approval of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve such an assignment or transfer of control, the FCC considers, among other things, the financial and legal qualifications of the prospective assignee or transferee, including compliance with rules limiting the common ownership of certain attributable interests in broadcast, cable and newspaper properties.

     The FCC's multiple ownership rules may limit the acquisitions and investments that we may make or the investments that others may make in us. The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association or entity. In the case of corporations holding or controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote five percent or more of the corporation's stock are generally attributable. The FCC treats all partnership and limited liability company interests as attributable, except for those interests that are insulated under FCC rules and policies. For insurance companies, certain regulated investment companies and bank trust departments that hold stock for investment purposes only, stock interests become attributable with the ownership of 20% or more of the voting stock of the corporation holding or controlling broadcast licenses.

     In December 2000, the FCC eliminated its "single majority shareholder" exception to its attribution rules prospectively. Under that exception, the FCC generally did not treat any minority voting shareholder as attributable if one person or entity (such as Mr. Paxson in the case of our company) held more than 50% of the combined voting power of the common stock of a company holding or controlling broadcast licenses. Under the FCC's new rule, a person who acquired a minority voting interest in a company holding or controlling broadcast licenses before December 14, 2000, will not have that interest treated as attributable for purposes of the FCC's ownership rules so long as a majority shareholder of the corporation (such as Mr. Paxson in the case of our company) continues to hold more than 50% of the combined voting power of the corporation. This exception for a minority interest acquired before December 14, 2000, will be permanent until the interest is transferred or assigned. We filed with the FCC a petition for reconsideration of the decision, and in March 2001, the U.S. Court of Appeals for the D.C. Circuit reversed and remanded a decision by the FCC to eliminate the single majority shareholder exception as it applies to the ownership of cable systems. On December 14, 2001, the FCC suspended the repeal of the single majority shareholder exception for broadcast attribution rules pending resolution of certain ownership issues being considered in a separate rulemaking proceeding. We cannot predict at this time the rules the FCC may adopt or how they will affect the single majority shareholder exception as it applies to the ownership of broadcast stations.

     The FCC treats as attributable debt and equity interests which combined exceed 33% of a station licensee's total assets, defined as the total amount of debt and equity capital, if the party holding the equity and debt interests (1) supplies more than 15% of the station's total weekly programming or (2) has an attributable interest in another media entity, whether television, radio, cable or newspaper, in the same market. Non-voting equity, loans, and insulated interests count toward the 33% equity/debt threshold. Non-conforming interests acquired before November 7, 1996, are permanently grandfathered for purposes of the equity/debt rules and thus do not constitute attributable ownership interests.

     Television National Ownership Rule. Under FCC rules, no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. The FCC applies a 50% discount for purposes of calculating a UHF station's audience reach. If a broadcast licensee has an attributable interest in a second television station in any of its markets, the audience for that market will not be counted twice for the purposes of determining compliance with the national cap. The constitutionality of the television national ownership rule was challenged in federal court and in February 2002, the U.S. Court of Appeals for the District of Columbia Circuit held that the reasons the FCC gave for deciding not to repeal or modify its national ownership cap rule as part of its biennial rules review were inadequate and therefore not in compliance with a provision of the Communications Act that requires the FCC to review its rules every two years and to repeal or modify any that are no longer in the public interest. The court did not find the rule to be unconstitutional, but instructed the FCC to consider what further action it should take with respect to the 35% cap and what reasons it will provide to support its decision.

     Television Duopoly Rule. The FCC's television duopoly rule permits a party to own two television stations without regard to signal contour overlap if each of the stations is located in a separate designated market area, or DMA. A party may own two television stations in the same DMA so long as (1) at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and (2) at least one of the two stations is not among the four top-ranked stations in the market based on audience share. Without regard to numbers of independently owned television stations, the FCC permits television duopolies within the same DMA so long as the stations' Grade B service contours do not overlap. Satellite stations that are authorized to rebroadcast the programming of a "parent" station located in the same DMA are also exempt from the duopoly rule. The FCC's television duopoly rule has been challenged by another broadcasting company in a proceeding currently pending in the U.S. Court of Appeals for the District of Columbia Circuit.

     Television Time Brokerage and Joint Sales Agreements. Over the past few years, a number of television stations, including certain of our television stations, have entered into agreements commonly referred to as time brokerage agreements and joint sales agreements. Under these agreements, separately owned and licensed stations agree to function cooperatively subject to the requirements of antitrust laws and compliance with the FCC's rules and policies, including the requirement that each party maintain independent control over the programming and operations of its own station. The FCC's attribution and television duopoly rules apply to time brokerage agreements in which one station brokers more than 15% of the broadcast time per week of another station with an overlapping Grade B contour. Time brokerage agreements that were in effect on August 5, 1999, are exempt from the television duopoly rule for a limited period of time of either two or five years, depending on the date of the time brokerage agreement.

     Alien Ownership. Under the Communications Act, no FCC broadcast license may be held by a corporation of which more than one-fifth of its capital stock is owned or voted by aliens or their representatives or by a foreign government or its representative, or by any corporation organized under the laws of a foreign country (collectively "Aliens"). Furthermore, the Communications Act provides that no FCC broadcast license may be granted to any corporation controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Aliens if the FCC should find that the public interest would be served by the refusal of the license.

     Cross Ownership Rules. The FCC's rules prohibit a party from holding attributable interests in (1) a television station and a cable television system, or (2) a television or radio station and a daily newspaper, in each case, in the same local market. The FCC rules also limit the number of commonly owned radio and television stations in the same market depending upon the number of independently owned media voices in that market. In February 2002, the U.S. Court of Appeals for the District of Columbia Circuit held that there was no basis for the FCC's refusal to repeal or modify the rule prohibiting local cross ownership of television stations and cable television systems. The court's decision vacating the rule will take effect on April 5, 2002, unless any party files a petition for rehearing by that date, in which case the effectiveness of the decision is likely to be postponed pending the outcome of the petition for rehearing. While the FCC will be free to undertake a rulemaking proceeding to adopt a new version of the rule, unless and until it does adopt a new rule, there will be no prohibition on television station and cable television system cross ownership in local markets. The FCC has issued a notice that it intends to consider proposing new rules modifying the prohibition on broadcast station and daily newspaper cross ownership. We are unable to predict the outcome of the foregoing or the effect, if any, changes would have upon our business.

     Dual Network Rule. FCC rules permit any of the four major networks (ABC, CBS, Fox or NBC) to acquire the UPN or WB networks. Nothing in the rules presently prohibits one of the four major networks from establishing a new network or from purchasing a network ranking below the top six networks. The dual network rule continues to prohibit a merger between any two or more of the top four networks.

     Biennial Review of Broadcast Ownership Rules. The Communications Act requires the FCC to undertake a biennial review of its broadcast ownership rules. In the review completed in June 2000, the FCC declined to amend the national television ownership and the local television station and cable television system cross ownership rules, but stated it would begin rule making proceedings to relax the standards for waiving the daily newspaper/broadcast cross ownership rule. In February 2002, the U.S. Court of Appeals for the District of Columbia Circuit held that the reasons the FCC gave for declining to amend the national ownership cap rule and its failure to repeal or modify the rule prohibiting local television station and cable television system cross ownership were not in compliance with the biennial review provisions of the Communications Act. The court vacated the local television station and cable television system cross ownership prohibition and instructed the FCC to consider what further action it should take with respect to the 35% national ownership cap. The FCC has issued a notice of proposed rule making to determine whether and to what extent the daily newspaper/broadcast cross ownership rules should be revised. Our expansion of our broadcast operations on both a local and national level and the level of competition we face will continue to be subject to the FCC's ownership rules and any changes that may be adopted. We cannot predict the ultimate outcome of the FCC's ownership proceedings or the effect of these or other changes on our business operations.

     Programming and Operation. The Communications Act requires broadcasters to present programming that responds to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. Stations also must follow various rules that regulate, among other things, obscene and indecent broadcasts, sponsorship identification, the advertising of contests and lotteries and technical operations, including limits on radio frequency radiation.

     The FCC's rules limit the amount of advertising in television programming designed for children 12 years of age and under and require that television broadcast stations air specified amounts of programming during specified time periods to serve the educational and informational needs of children 16 years of age and under.

     The Communications Act and FCC rules also regulate the broadcasting of political advertisements by television stations. Stations must provide "reasonable access" for the purchase of time by legally qualified candidates for federal office and "equal opportunities" for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office. Before primary and general elections, legally qualified candidates for elective office may be charged no more than the station's "lowest unit charge" for the same class of advertisement, length of advertisement and daypart.

     The U.S. Congress presently is considering amending the political advertising law by changing the statutory definition of "lowest unit charge" in a manner which would require television stations to sell time to federal political candidates at lower rates. We are unable to predict whether changes to the law will be enacted or the effect, if any, such changes would have upon our business.

     Equal Employment Opportunity Requirements. In early 2000, the FCC adopted revised rules requiring broadcast licensees to develop and implement programs designed to promote equal employment opportunities and submit reports on these matters to the FCC. The United States Court of Appeals for the District of Columbia Circuit has struck down the recruitment, outreach and reporting portions of these rules as unconstitutional and the FCC has suspended the enforcement of the rules pending further developments. In December 2001, the FCC issued a rulemaking notice proposing new equal employment opportunity rules requiring broadcast licensees to affirmatively recruit minorities and imposing certain record-keeping and reporting requirements. The general prohibition against discrimination in employment remains in effect.

     "Must Carry"/Retransmission Consent Regulations. Under the Communications Act, every local commercial television broadcast stations must elect once every three years to require a cable system to carry the station subject to certain exceptions, or to negotiate for retransmission consent to carry the station. Stations' "must carry" rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on a broadcast station and the signal quality of the station at the cable system's headend. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the cable system consent to retransmit the broadcast signal for a fee or other consideration. Our television stations have generally elected the "must carry" alternative. Our elections of retransmission or "must carry" status will continue until the next election period, which commences on January 1, 2003.

     In an ongoing rulemaking proceeding, the FCC is considering rules to govern the obligations of cable television systems to carry the analog and digital television, or DTV, signals of local television stations or to obtain retransmission consent to carry those signals during and following the transition from analog to DTV broadcasting. In an initial order in the proceeding, the FCC tentatively concluded that broadcasters would not be entitled to mandatory carriage of both their analog and DTV signals and that broadcasters with multiple DTV video programming streams would be required to designate a single, primary video stream eligible for mandatory carriage. Alternatively, television licensees may negotiate with cable television systems for carriage of their DTV signal in addition to their analog signal under retransmission consent.

     Under retransmission consent agreements, our television stations are also carried as distant signals on cable systems which are located outside of the stations' markets. Cable systems must remit a compulsory license royalty fee to the United States Copyright Office to carry our stations in these distant markets. We have filed a request with the Copyright Office to change our stations' status under the compulsory license from "independent" to "network" signals. If the Copyright Office grants our request, certain cable systems may transmit our stations at reduced royalty rates. We cannot determine when the Copyright Office will act on this request, or whether we will receive a favorable ruling.

     Satellite Carriage of Television Broadcast Signals. Under the Satellite Home Viewer Improvement Act, which we refer to as SHVIA, a satellite carrier must obtain retransmission consent before carrying a television station, and beginning January 1, 2002, a satellite carrier delivering the signal of any local television station will be required to carry all stations licensed to the carried station's local market. The FCC recently adopted rules implementing SHVIA that are similar to the must-carry and retransmission consent rules that apply to cable television systems. Under the new rules, stations may elect either mandatory carriage or negotiation for retransmission consent. The first election period is four years, with subsequent election periods set at three years to coincide with the cable election period. We have elected, effective January 1, 2002, mandatory carriage with respect to our stations. Two satellite television providers and a satellite broadcasting trade association have instituted litigation challenging the constitutionality of the statutory satellite "must carry" requirements. In June 2001 a federal district court upheld the constitutionality of the federal law and in December 2001 the U.S. Court of Appeals for the Fourth Circuit affirmed this decision. The proponents of this litigation have petitioned the U.S. Supreme Court for review of this decision.

     Digital Television Service. The FCC has adopted rules for the implementation of DTV service, a technology which is intended to improve the quality of television broadcast signals. Each (i) full service television licensee, (ii) permittee authorized as of October 24, 1991 and (iii) entity awarded a license for a station for which an application for a construction permit was on file as of October 24, 1991 was allotted a second channel for its DTV operations. Each such licensee and permittee must return one of its two channels at the end of the DTV transition period currently scheduled to end on December 31, 2006. The transition period could be extended in certain areas depending generally on the level of DTV market penetration or if the FCC or Congress changes the schedule. Except for stations operating analog facilities in the 700 MHz spectrum band and those stations allotted a digital channel in the 700 MHz spectrum band, the FCC has established a schedule by which broadcasters must begin DTV service absent extenuating circumstances that may affect individual stations. Each of our stations applied for a DTV construction permit before November 1, 1999. In November 2001 the FCC modified its digital television transition rules to provide that a station would be in compliance with its build-out requirement, without constructing the full authorized facilities, so long as, by May 1, 2002, it constructed digital facilities capable of serving its community of license with a signal of requisite strength. The date by which digital facilities replicating a station's analog service area must be constructed will be set by the FCC at a later date. The FCC, by order released September 17, 2001, authorized analog stations operating in the 700 MHz spectrum band to operate their analog signal on the channel assigned for digital service and to delay the institution of digital service until December 31, 2005, or later than December 31, 2005 if it can be demonstrated that less than 70% of the television households in the station's market are capable of receiving digital broadcast signals. Broadcasters given a digital channel allocation within the 700 MHz band may forego the use of that channel for digital service until December 31, 2005, or later than December 31, 2005 if it can be demonstrated that less than 70% of the television households in the station's market are capable of receiving digital broadcast signals. Broadcasters left with a single-channel allotment as a result of clearing the 700 MHz spectrum band will retain the interference protection associated with their digital television channel allotment for a period of 31 months after beginning to transmit in digital.

     The FCC has adopted rules permitting DTV licensees to offer "ancillary or supplementary services" on their DTV channels, so long as such services are consistent with the FCC's DTV standards, do not derogate required DTV services, and are regulated in the same manner as similar non-DTV services. The FCC's rules require that DTV licensees pay a fee (based on revenues) for any subscription-based services that are provided.

     The FCC also has commenced a proceeding to consider additional public interest obligations for television stations as they transition to digital broadcast television operation. The FCC is considering various proposals that would require DTV stations to use digital technology to increase program diversity, political discourse, access for disabled viewers and emergency warnings and relief. If these proposals are adopted, our stations may be required to increase their current level of public interest programming, which generally does not generate as much revenue from commercial advertisers.

     Class A Television. In November 1999, Congress passed the Community Broadcasters Protection Act of 1999, which directs the FCC to offer a new Class A status to qualifying low power television stations. The FCC's rules grant Class A stations a measure of interference protection against full power and other low power television stations. The protected status of Class A stations could limit our ability to modify our television facilities in the future and could affect any pending applications for new or modified facilities to the extent that changes proposed by us would create interference to qualifying Class A stations. Class A stations will not be protected from interference from DTV stations proposing to maximize their DTV service, provided the DTV stations notified the FCC of their intent to maximize facilities no later than December 31, 1999, and filed a maximization application by May 1, 2000.

     Proposed Changes. Congress and the FCC have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operation, ownership and profitability of our company and our television broadcast stations. We cannot predict what other matters may be considered in the future, nor can we judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

EMPLOYEES

     As of December 31, 2001, we had 609 full-time employees and 63 part-time employees. The substantial majority of our employees are not represented by labor unions. We consider our relations with our employees to be good.

SEASONALITY

     Seasonal revenue fluctuations are common within the television broadcasting industry and result primarily from fluctuations in advertising expenditures. We believe that generally television advertisers spend relatively more for commercial advertising time in the second and fourth calendar quarters and spend relatively less during the first calendar quarter of each year.

TRADEMARKS AND SERVICE MARKS

     We have 14 registered trademarks and service marks and pending applications for registration of another 52 trademarks and service marks. We do not own any patents or have any pending patent applications.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS AND UNCERTAINTIES

     This Report contains "forward-looking statements" that reflect our current views with respect to future events. All statements in this Report other than those that are simply statements of historical facts are generally forward-looking statements. These statements are based on our current assumptions and analysis, which we believe to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from our expectations. All forward-looking statements in this Report are made only as of the date of this Report, and we do not undertake to update these forward-looking statements, even though circumstances may change in the future.

     Among the significant risks and uncertainties which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition are those described below.

  High Level of Indebtedness; Restrictions Imposed by Terms of Indebtedness and Preferred Stock

     We are highly leveraged. At December 31, 2001, we had $529.2 million of total debt and redeemable securities with an aggregate liquidation preference of approximately $1,195.8 million. We may incur additional indebtedness to finance capital expenditures and for certain other corporate purposes. Our ability to incur indebtedness is subject to restrictions in the terms of our senior credit facility and the indentures governing our senior subordinated notes, as well as the terms of our outstanding preferred stock.

     The level of our indebtedness and redeemable preferred stock could have important consequences to us, including that: (i) a significant amount of our cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) our ability to obtain additional financing may be limited; (iii) our leveraged position and covenants contained in our senior credit facility, the indentures and the terms of our preferred stock (or any replacements thereof) could limit our ability to expand and make capital expenditures and acquisitions; and (iv) our level of indebtedness could make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and limit our flexibility in reacting to changes in our industry and economic conditions generally. Many of our competitors currently operate on a less leveraged basis and may have significantly greater operating and financing flexibility than us.

     The senior credit facility, the indentures and the preferred stock contain covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Currently, these covenants prevent us from incurring additional indebtedness other than limited amounts of certain types of permitted indebtedness (e.g., purchase money indebtedness), although refinancing of existing debt is not prohibited. If we default under the senior credit facility, our lenders may terminate their lending commitments and declare the indebtedness under the senior credit facility immediately due and payable. If this were to occur, there is no assurance that we would have sufficient assets to pay indebtedness then outstanding. If we are unable to service our indebtedness or satisfy our dividend or redemption obligations with respect to our outstanding preferred stock, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There is no assurance that any of these strategies could be effected on satisfactory terms, if at all.

 We have a history of operating losses and negative cash flow and we may not become profitable in the future.

     We have incurred losses from continuing operations in each fiscal year since our inception. As a result of these net losses, for the years ended December 31, 2001, 2000 and 1999, our earnings were insufficient to cover combined fixed charges and preferred stock dividend requirements by approximately $340.4 million, $390.7 million and $369.6 million, respectively. These amounts include non-cash preferred stock dividends of $75.1 million and $65.5 million in 2000 and 1999, respectively, which resulted from our issuance of convertible preferred stock to NBC with a conversion price per share of Class A common stock that was less than the public trading price of the Class A common stock on the closing date of the preferred stock sale. We expect to continue to experience net losses in the foreseeable future, principally due to interest charges on outstanding debt (and the debentures into which our outstanding preferred stock can be exchanged, if issued), dividends on outstanding preferred stock, and non-cash charges for depreciation and amortization expense related to fixed assets and intangible assets relating to acquisitions. Future net losses could be greater than those we have experienced in the past.

     Our adjusted EBITDA has been insufficient to cover our operating expenses, debt service requirements and other cash commitments in each of the years ended December 31, 2001, 2000 and 1999. Our adjusted EBITDA for these periods was $18.1 million, negative $4.9 million and negative $45.8 million, respectively. We have financed our operating cash requirements, as well as our capital needs, during these periods with the proceeds of financing activities, including the issuance of preferred stock and additional borrowings. We cannot assure you that we will generate sufficient operating cash flow in the future to pay our debt service requirements on the notes or that we will be able to obtain sufficient additional financing to meet our debt service requirements on terms acceptable to us, or at all.

 We cannot predict whether PAX TV will be successful.

     We launched PAX TV on August 31, 1998, and have a relatively limited history of operating PAX TV. The experiences of other new television networks during the past decade indicate that it requires a substantial period of time and the commitment of significant financial, managerial and other resources to gain market acceptance of a new television network by viewing audiences and advertisers to a sufficient degree that the new network can attain profitability. The network television industry has been dominated for many years by ABC, NBC and CBS, and only recently have additional broadcast networks entered the market. Although we believe that our approach is unique among broadcast television networks, in that we own and operate the stations reaching most of the television households reached by PAX TV, our business model is unproven. We cannot assure you that PAX TV will gain sufficient market acceptance to be profitable or otherwise be successful.

 If our television programming does not attract sufficient numbers of viewers in desirable demographic groups, our advertising revenue could decrease.

     Our success depends upon our ability to generate advertising revenues, which constitute substantially all of our operating revenues. Our ability to generate advertising revenues in turn largely depends upon our ability to provide programming which attracts sufficient numbers of viewers in desirable demographic groups to generate audience ratings that advertisers will find attractive. While PAX TV audience ratings and our advertising revenues generally have been increasing since the launch of PAX TV on August 31, 1998, we cannot assure you that our programming will attract sufficient targeted viewership or that, whether or not it achieves favorable ratings, we will be able to generate enough advertising revenues to achieve profitability. Our ratings depend partly upon unpredictable volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could adversely impact our advertising revenues. We may not be able to anticipate and react effectively to shifts in viewer tastes and interests in our markets or to generate sufficient demand and market acceptance for our programming. Further, we acquire rights to our syndicated programming under multi-year commitments, and it is difficult to accurately predict how a program will perform in relation to its cost. In some instances, we must replace programs before their costs have been fully amortized, resulting in write-offs that increase our operating costs. We cannot assure you that our programming costs will not increase to a degree which may materially adversely affect our operating results. In addition, we incur production, talent and other ancillary costs to produce original programs for PAX TV. We cannot assure you that our original programming will generate advertising revenues in excess of our programming costs.

 Our joint sales agreements may not improve the operations of our television stations, and this could materially increase our costs to operate those stations or materially reduce the revenues we receive from those stations.

     While we believe that each of our stations which operates under a JSA should experience an improvement in overall operating performance through a combination of improved revenues and operating cost reductions, we cannot assure you that we will realize any overall operating improvements. The achievement of operating improvements at our stations operating under JSAs depends to a substantial degree on the performance of our JSA partners, over which we have no control. In addition, if we elect to terminate a JSA in a particular market, we may incur significant costs to transfer the JSA to another broadcast television station operator or to resume operating the station ourselves.

 If advertisers have to pay higher residual payments to the members of the actors guilds that they use in spot advertisements on our network, advertisers may reduce or discontinue their advertising on our network.

     Approximately 33% of our 2001 revenues were derived from network commercial spot advertisements aired on PAX TV. We believe substantially all of our network spot advertisements were produced by advertisers or their advertising agencies using performers who are members of the Screen Actors Guild and the American Federation of Television and Radio Artists. When commercials are aired on broadcast and cable television networks, the performers are entitled to residual payments from the advertisers, which are determined under collective bargaining agreements between the guilds and the advertising community. In the fall of 2000, after the expiration of the then effective guild agreements and a prolonged strike by performers, the guilds and the advertising community entered into new guild agreements. Under both the old guild agreements and the current guild agreements, the residual payments required to be paid by advertisers in connection with advertisements aired on cable networks are substantially lower than the residuals required to be paid in connection with advertising aired on broadcast networks. To date, we believe that a substantial portion of the network spot advertising time on PAX TV was purchased by advertisers under the assumption that the residual payment obligations the advertising community incurred in connection with airing these spots were to be calculated under the rates applicable to cable networks, not those applicable to other broadcast networks. Although the old guild agreements did not specify how residual payments were to be calculated for advertisements aired on PAX TV, the current guild agreements include provisions establishing residual rates that are applicable to network advertisements aired on PAX TV and that are substantially lower than the rates applicable to broadcast networks but still higher, in most circumstances, than the rates applicable to cable networks. As a result of this development, some advertisers have informed us that our network advertising spots are no longer as attractive as those of cable networks because of the relatively higher residual payments applicable to PAX TV under the current guild agreements. Because of these higher residual payments, some advertisers may be unwilling to purchase advertising time on PAX TV unless we lower our rates or otherwise provide financial compensation to them. We are unable to predict the magnitude of the effect of this development on our network spot advertising revenues.

 Change of Control

     A "change of control" (as defined in our senior credit facility) constitutes an event of default under the senior credit facility. In the event of a "change of control" (as defined in the indentures governing our outstanding senior subordinated notes), we will be required to offer to purchase all of the outstanding notes at a price equal to 101% of the principal amount or accreted value, as the case may be, thereof. In the event of a "change of control" (as defined with respect to our outstanding preferred stock), we will be required to offer to purchase all of the shares of these preferred stocks then outstanding at 101% (100% for the Series A preferred stock) of the then effective liquidation preference thereof, plus accumulated and unpaid dividends. Generally, under these instruments a change of control will be deemed to have occurred if any person, other than Mr. Paxson and his affiliates or, with respect to the senior credit facility and our outstanding senior subordinated notes, NBC and its affiliates, acquires control of a majority of the voting power of our outstanding capital stock or acquires more than one-third of the outstanding voting power and possesses voting power in excess of that possessed by Mr. Paxson and his affiliates (or, with respect to the senior credit facility and our outstanding senior subordinated notes, NBC and its affiliates), or there is a merger and we are not the surviving corporation and our stockholders do not own at least a majority of the outstanding common stock of the surviving corporation. Our repurchase of our outstanding senior subordinated notes or the redemption of any of our preferred stock upon a change of control could also cause a default under the senior credit facility. We can provide no assurance that in the event of a change of control, we will have access to sufficient funds or will be contractually permitted under the terms of our outstanding debt to repay our debt under the senior credit facility, repay our outstanding senior subordinated notes or pay the required purchase price for any shares of preferred stock tendered by holders. Were this to occur, we could be required to seek third party financing to the extent we did not have sufficient available funds to meet our purchase obligations, and we can provide no assurance that we would be able to obtain this financing on favorable terms or at all.

 NBC's exercise of its rights to exert significant influence upon our operations could adversely affect our business.

     In September 1999, we entered into a series of agreements with NBC under which it invested $415 million in our company. The agreements with NBC provided, among other things, that we must obtain NBC's consent for:

     - approval of annual budgets;

     - expenditures materially in excess of budgeted amounts;

     - material acquisitions of programming;

     - material amendments to our certificate of incorporation or bylaws;

     - material asset sales or purchases, including, in some cases, sales of our television stations;

     - business combinations where we would not be the surviving corporation or as a result of which we would experience a change of control;

     - issuances or sales of any capital stock, with some exceptions;

     - stock splits or recombinations;

     - any increase in the size of our board of directors other than an increase resulting from provisions of our outstanding preferred stock of up to two additional directors; and

     - joint sales, joint services, time brokerage, local marketing or similar agreements as a result of which our stations with national household coverage of 20% or more would be subject to those agreements.

     As a result of our agreements with NBC, NBC is in a position to exert significant influence over our management and policies and to prevent us from taking actions which our management may otherwise desire to take. NBC may have interests that differ from those of our other stockholders and debtholders.

     In connection with its investment in us, NBC acquired rights to purchase more of our securities from us and the right, subject to various conditions, to purchase all of the shares of our Class B common stock owned by Mr. Paxson. The exercise of these rights would result in NBC acquiring control of our company.

 The outcome of our arbitration proceeding against NBC and our FCC filings with respect to NBC could adversely affect our business.

     In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC has breached its agreements with us and has breached its fiduciary duty to us and to our shareholders. We have asserted that NBC's proposed acquisition of the Telemundo Group violates the terms of the agreements governing the investment and partnership between us and NBC. We also made two filings with the FCC, one of which requests a declaratory ruling as to whether conduct by NBC, including NBC's influence and apparent control over certain members of our board of directors selected by NBC (all of whom have since resigned from our board), has caused NBC to have an attributable interest in us in violation of FCC rules or has infringed upon our rights as an FCC license holder. The second FCC filing seeks to deny FCC approval of NBC's acquisition of the Telemundo Group's television stations. In addition, in January 2002, we filed a petition to deny with the FCC arguing that NBC was ineligible under FCC regulations to acquire control of television station KNTV-TV, San Jose, California from Granite Broadcasting Corp. due to NBC's attributable interest in the Company.

     NBC's acquisition of the Telemundo Group's television stations would create serious additional regulatory obstacles to NBC's ability to acquire control of us. Should NBC complete its acquisition of the Telemundo Group, it is highly unlikely that NBC would be able to obtain regulatory approval of its acquisition of control of us without significant changes in FCC rules and our agreement to divest some of our most significant television station assets, which in turn could have a material adverse effect upon the value of our company. These factors may substantially reduce the likelihood of NBC acquiring more of our shares and control of our company. Should the FCC find that NBC has an attributable interest in our television stations, the FCC may require NBC to divest its investment in us, and NBC will have the right to demand that we redeem its investment and if we cannot do so within one year, NBC will be free to transfer its investment and its related rights to a third party selected by NBC in its discretion. The hearing in the arbitration proceeding is currently scheduled to occur in April 2002, and we expect the arbitrator to render a decision by the end of May 2002. We cannot provide assurance that the outcome of the proceeding will be favorable to us or that either of our FCC filings will be resolved favorably to us. Should the arbitration and FCC proceedings be protracted, our senior management will be required to divert significant time and attention to these proceedings and we may incur significant legal and other expenses, which could have a material adverse effect upon us. Further, we cannot predict the effect that the outcome of these proceedings will have upon our business.

     We have significant operating relationships with NBC which have been developed since NBC's investment in us in September 1999. NBC serves as our exclusive sales representative to sell most of our PAX TV network advertising and is the exclusive national sales representative for most of our stations. We have entered into JSAs with NBC owned or NBC affiliated stations with respect to 48 of our television stations. Each JSA typically provides for our JSA partner to serve as our exclusive sales representative to sell our local station advertising and for many of our station's operations to be integrated and co-located with those of the JSA partner. Should the outcome of our arbitration proceeding against NBC or our FCC filing seeking a declaratory ruling as to whether NBC has an attributable interest in our stations require the unwinding or termination of some or all of these operating relationships, or should NBC or the NBC affiliates elect not to renew the agreements under which these operating relationships have been implemented, we could be required to incur significant costs to resume performing the advertising sales and other operating functions currently performed by NBC and our JSA partners, including the expense of re-establishing office and studio facilities separate from those of the JSA partners, or to transfer performance of these functions to another broadcast television station operator. Our network and station revenues could also be adversely affected due to the disruption of our advertising sales efforts that could result from the unwinding of the JSAs. The unwinding or termination of some or all of our JSAs could have a materially adverse effect upon us.

 We may not be able to redeem our securities held by NBC were NBC to demand that we do so and this could have adverse consequences for us.

     NBC has the right, at any time that the FCC renders a final decision that NBC's investment in us is "attributable" to NBC (as that term is defined under applicable rules of the FCC), or for a period of 60 days beginning on September 15, 2002 and on each September 15 after 2002, to demand that we redeem, or arrange for a third party to acquire, any shares of our Series B preferred stock then held by NBC. In connection with the FCC filings described above under "The outcome of our arbitration proceeding against NBC and our FCC filings with respect to NBC could adversely affect our business", we have requested a declaratory ruling from the FCC as to whether NBC has an interest in us that is "attributable" to NBC. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. NBC also has the right to demand that we redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default. Should we fail to effect a redemption within prescribed time periods, NBC generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, the contractual rights described above, and its other rights under the related transaction agreements. Should we fail to effect a redemption triggered by an event of default on our part within 180 days after demand, NBC will have the right to exercise in full its existing warrants to purchase shares of our Class A common stock and its right to acquire Mr. Paxson's Class B common stock at reduced prices. If NBC does not exercise these rights, we will have another 30 day period to effect a redemption. If we then fail to effect a redemption, NBC may require us to conduct, at our option, a public sale or liquidation of our assets, after which time NBC will not be permitted to exercise its rights to acquire more of our securities.

     Should NBC exercise any of its redemption rights, we may not have sufficient funds to pay the redemption price for the securities to be redeemed and may not be able to identify another party willing to purchase those securities at the required redemption prices. If we are unable to complete a redemption, we will be unable to prevent NBC from transferring a controlling interest in our company to a third party selected by NBC in its discretion or, in the case of a default by us, requiring us to effect a public sale or liquidation of our assets. The occurrence of any of these events could have a material adverse effect upon us.

 We could be subject to a material tax liability if the IRS successfully challenges our position regarding the 1997 disposition of our radio division.

     We structured the disposition of our radio division in 1997 in a manner that management believes will permit us to defer recognizing for income tax purposes up to approximately $333 million of gain (before deferred taxes). The IRS could, however, contest our position. Based on the advice of our legal counsel, our management believes that, were the IRS to challenge our tax position, it is more likely than not that we would prevail. Should the IRS successfully challenge our position on these matters, we could be subject to a material current tax liability. At December 31, 2001, we had net operating loss carryforwards of approximately $640 million.

 We are required by the FCC to abandon the analog broadcast service of 24 of our full power stations occupying the 700 MHz spectrum and may suffer adverse consequences if we are unable to secure alternative distribution on reasonable terms.

     Twenty-four of our full power stations are licensed to broadcast by using either an analog or digital signal on channels 52-69, a portion of the frequency within the 700 MHz band of broadcast spectrum currently allocated to television broadcasters by the FCC. As part of the nationwide transition from analog to digital broadcasting, current FCC rules require that, after December 31, 2006, provided that 85% of television households in a television market are capable of receiving digital services, broadcasters give up their analog signal occupying the 700 MHz spectrum and broadcast only on their allotted digital frequency. In some cases broadcasters, including our company, have been given a digital channel allocation within the 700 MHz band of spectrum. We recently lobbied Congress and the FCC to delay enforcement of these rules to allow us to develop and implement strategies to vacate our 700 MHz spectrum and secure alternative distribution. The FCC, by order released September 17, 2001, authorized analog stations operating in the 700 MHz band to operate their analog signal on the channel assigned for digital service and to delay the institution of digital service until December 31, 2005, or later than December 31, 2005 if it can be demonstrated that less than 70% of the television households in the station's market area are capable of receiving digital broadcast signals. Broadcasters given a digital channel allocation within the 700 MHz band may forego the use of that channel for digital service until December 31, 2005, or later than December 31, 2005 if it can be demonstrated that less than 70% of the television households in the station's market are capable of receiving digital broadcast signals. We cannot predict when we will abandon, by private agreement or as required by law, the broadcast service of each of our 24 stations occupying the 700 MHz spectrum. We could suffer adverse consequences if we are unable to secure alternative simultaneous distribution of both the analog and digital signals of those stations on reasonable terms and conditions. We cannot now predict the impact, if any, on our business of the abandonment of our broadcast television service in the 700 MHz spectrum.

 We cannot assure you that we will successfully develop our broadcast station group's digital television platform.

     We have commenced construction of our digital broadcasting facilities and intend to explore the most effective use of digital broadcast technology for each of our stations. We cannot assure you, however, that we will derive commercial benefits from the development of our digital broadcasting capacity. Although we believe that proposed alternative and supplemental uses of our analog and digital spectrum will continue to grow in number, the viability and success of each proposed alternative or supplemental use of spectrum involves a number of contingencies and uncertainties. We cannot predict what future actions the FCC or Congress may take with respect to regulatory control of these activities or what effect these actions would have on us.

 We are dependent upon our senior management team and key personnel and the loss of any of them could materially and adversely affect us.

     Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including Mr. Paxson and Jeffrey Sagansky, our Chief Executive Officer. We cannot assure you that we will be able to retain the services of any of our key executives. If any of these executive officers were to leave us, our operating results could be adversely affected.

 We operate in a very competitive business environment.

     We compete for audience share and advertising revenues with other providers of television programming. Our PAX TV programming competes for audience share and advertising revenues with the programming offered by other broadcast and cable networks, and also competes for audience share and advertising revenues in our stations' respective market areas with the programming offered by non-network affiliated television stations. Our ability to compete successfully for audience share and advertising revenues depends upon the popularity of our programming with viewing audiences in demographic groups that advertisers desire to reach. Our ability to provide popular programming depends upon many factors, including our ability to correctly gauge audience tastes and accurately predict which programs will appeal to viewing audiences, to produce original programs and purchase the right to air syndicated programs at costs which are not excessive in relation to the advertising revenue generated by the programming, and to fund marketing and promotion of our programming to generate sufficient viewer interest. Many of our competitors have greater financial and operational resources than we do which may enable them to compete more effectively for audience share and advertising revenues. All of the existing television broadcast networks and most of the cable networks have been operating for a longer period than we have been operating PAX TV, and therefore have more experience in network television operations than we have which may enable them to compete more effectively.

     Our television stations also compete for audience share with other forms of entertainment programming, including home entertainment systems and direct broadcast satellite video distribution services which transmit programming directly to homes equipped with special receiving antennas and tuners. Further advances in technology may increase competition for household audiences. Our stations also compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. We cannot assure you that our stations will be able to compete successfully for audience share or that we will be able to obtain or maintain significant advertising revenue.

     The television broadcasting industry faces continual technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on our operations.

 Our television stations could be adversely affected by changes in the television broadcasting industry or a recession in the broader U.S. economy.

     The profitability of our television stations is subject to various factors that influence the television broadcasting industry as a whole, including:

     - changes in audience tastes;

     - changes in priorities of advertisers;

     - new laws and governmental regulations and policies;

     - changes in broadcast technical requirements;

     - technological changes;

     - proposals to eliminate the tax deductibility of expenses incurred by advertisers;

     - changes in the law governing advertising by candidates for political office; and

     - changes in the willingness of financial institutions and other lenders to finance television station acquisitions and operations.

     We cannot predict which, if any, of these or other factors might have a significant impact on the television broadcasting industry in the future, nor can we predict what impact, if any, the occurrence of these or other events might have on our operations. Generally, advertising expenditures tend to decline during economic recession or downturn. Consequently, our revenues are likely to be adversely affected by a recession or downturn in the U.S. economy or other events or circumstances that adversely affect advertising activity. Our operating results in individual geographic markets also could be adversely affected by local regional economic downturns. Seasonal revenue fluctuations are common in the television broadcasting industry and result primarily from fluctuations in advertising expenditures by local retailers.

 Our business is subject to extensive and changing regulation that could increase our costs, expose us to greater competition, or otherwise adversely affect the ownership and operation of our stations or our business strategies.

     Our television operations are subject to significant regulation by the FCC under the Communications Act of 1934. A television station may not operate without the authorization of the FCC. Approval of the FCC is required for the issuance, renewal and transfer of station operating licenses. In particular, our business depends upon our ability to continue to hold television broadcasting licenses from the FCC. FCC licenses generally have a term of eight years. Our station licenses are subject to renewal at various times between 2004 and 2007. Third parties may challenge our license renewal applications. Although we have no reason to believe that our licenses will not be renewed in the ordinary course, we cannot assure you that our licenses or the licenses owned by the owner-operators of the stations with which we have JSAs will be renewed. The non-renewal or revocation of one or more of our primary FCC licenses could have a material adverse effect on our operations.

     The Communications Act of 1934 empowers the FCC to regulate other aspects of our business, in addition to imposing licensing requirements. For example, the FCC has the authority to:

     - determine the frequencies, location and power of our broadcast stations,

     - regulate the equipment used by our stations,

     - adopt and implement regulations and policies concerning the ownership and operation of our television stations, and

     - impose penalties on us for violations of the Communications Act of 1934 or FCC regulations.

Our failure to observe FCC or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures or the revocation of a license.

     Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of our broadcast properties. Relaxation and proposed relaxation of existing cable ownership rules and broadcast multiple ownership and cross-ownership rules and policies by the FCC and other changes in the FCC's rules following passage of the Telecommunications Act of 1996 have affected and may continue to affect the competitive landscape in ways that could increase the competition we face, including competition from larger media, entertainment and telecommunications companies, which may have greater access to capital and resources. We are unable to predict the impact that any such laws, regulations or policies may have on our operations.

 We believe that the success of our television operations depends to a significant extent upon access to households served by cable television systems. If the law requiring cable system operators to carry our signal were to change, we might lose access to cable television households, which could adversely affect our operations.

     Under the 1992 Cable Act, each broadcast station is required to elect, every three years, to either require cable television system operators in their local market to carry their signals, which we refer to as "must carry" rights, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. By electing the "must carry" rights, a broadcaster can demand carriage on a specified channel on cable systems within its market. These "must carry" rights are not absolute, and under some circumstances, a cable system may decline to carry a given station. Our television stations elected "must carry" on local cable systems for the three year election period which commenced January 1, 2000. The required election date for the next three year election period commencing January 1, 2003 will be October 1, 2002. If the law were changed to eliminate or materially alter "must carry" rights, our business could be adversely affected.

     The FCC is developing rules to govern the obligations of cable television systems to carry local television stations during and following the transition from analog to digital television broadcasting. The FCC tentatively concluded that a television broadcast station would not be entitled to mandatory carriage of both the station's analog signal and its digital signal, and would not be entitled to mandatory carriage of its digital signal unless it first gives up its analog signal. Furthermore, the FCC tentatively concluded that a broadcaster with multiple digital programming streams would be required to designate the primary video stream eligible for mandatory carriage. If the FCC maintains its current position, mandatory carriage rights for digital signals would be accorded only to those television stations operating solely with a digital signal. Broadcasters operating with both analog and digital signals nevertheless could negotiate with cable television systems for carriage of their digital signal. We cannot predict what final rules the FCC ultimately will adopt or what effect those rules will have on our business.

 If a court were to determine that recently enacted federal legislation requiring satellite television service providers to carry broadcast television signals is unconstitutional, our rights to have our television broadcast signals carried on satellite service providers could be adversely affected.

     Under recently enacted federal law, satellite television providers have an obligation to deliver local broadcast signals to customers residing in a broadcast television station's local market. Satellite carriers must obtain consent from the broadcast television station before carrying its signal, and television stations must negotiate for retransmission consent in good faith. A satellite carrier delivering the signal of any local television station is required to carry all stations licensed in the carried station's local market. To implement this law, the FCC recently adopted rules similar to the "must carry" obligations that apply to cable television systems. Under the new rules, stations may elect either mandatory carriage or negotiate for retransmission consent. Two satellite television providers and a satellite broadcasting trade association have instituted litigation challenging the constitutionality of the statutory satellite "must carry" requirements. In June 2001 a federal district court upheld the constitutionality of the federal law, and in December 2001 a federal appellate court affirmed the district court's ruling. The proponents of this litigation have petitioned the U.S. Supreme Court for review of this decision. Our PAX TV signal currently is carried on satellite systems under agreements we negotiated with the satellite television providers, which allow the satellite provider to sell and retain the advertising revenues from a portion of the non-network advertising time during PAX TV programming hours. We cannot predict the final outcome of the litigation challenging the constitutionality of satellite "must carry" requirements or the effect, if any, that the failure to implement satellite "must carry" would have on our business.

 We may be adversely affected by a general deterioration in economic conditions.

     The risks associated with our business become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in television advertising. A decline in the level of business activity of our advertisers could have an adverse effect on our revenues and profit margins. Because of the recent economic slowdown in the United States, many advertisers are reducing advertising expenditures. The impact of this slowdown on our business is difficult to predict, but it may result in further reductions in purchases of advertising. If the current economic slowdown continues or worsens, our results of operations may be adversely affected.

 The occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon, may substantially decrease the use of and demand for advertising, which may decrease our revenues.

     On September 11, 2001, terrorists attacked the World Trade Center in New York City and the Pentagon outside of Washington, D.C. In addition to the tragic loss of life and suffering occasioned by these attacks, there has been infrastructure damage and a nationwide disruption of commercial and leisure activities. Following the terrorist attacks, the already weak advertising market worsened, resulting in lower advertising sales revenues for television network and cable programming businesses nationwide. The occurrence of future terrorist attacks cannot be predicted, and their occurrence can be expected to further negatively affect the United States economy generally, and specifically the market for television advertising.

ITEM 2. PROPERTIES AND FACILITIES

     Our corporate headquarters is located in West Palm Beach, Florida. We have a satellite up-link facility through which we supply our central programming feed, including PAX TV, to satellite transmitters which relay the signal to our stations. Our satellite up-link facility is located on leased property in Clearwater, Florida.

     Each of our stations has a facility in the market in which it operates at which the central programming feed is received and retransmitted in its market. Each of our stations broadcasts its signal from a transmission tower or antenna situated on a transmitter site. Each station also has an office and studio and related broadcasting equipment. For those stations with respect to which we have entered into JSA's, we have vacated or expect to vacate the leased studio and office facilities of our stations as we co-locate our operations with those of our JSA partner. We generally lease our broadcast transmission towers and own substantially all of the equipment used in our broadcasting operations. Our tower leases have expiration dates that range generally from two to twenty years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.

     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We are currently broadcasting from towers outside of Manhattan at substantially lower height and power. We are evaluating several alternatives to improve our signal through transmission from other locations, however we expect it could take several years to replace the signal we enjoyed at the World Trade Center location with a comparable signal. We have property and business interruption insurance coverage to mitigate the losses sustained.

     We believe our existing facilities are adequate for our current and anticipated future needs. No single property is material to our overall operations.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in litigation from time to time in the ordinary course of our business. We believe the ultimate resolution of these matters will not have a material effect on our financial position or results of operations or cash flows.

     In October, November and December 1999, complaints were filed in the 15th Judicial Circuit Court in Palm Beach County, Florida, in the Court of Chancery of the State of Delaware and in Superior Court of the State of California against certain of our officers and directors by alleged stockholders of our company alleging breach of fiduciary duty by the directors in approving the September 1999 transactions with NBC. The complaints asserted nearly identical purported class and derivative claims and generally alleged that the directors rejected a takeover offer and instead completed the NBC transactions, thereby precluding the plaintiffs from obtaining a premium price for their shares. The complaints sought to rescind the NBC transactions, to require us to pursue other acquisition offers and to recover damages. In July 2001, the four actions in Delaware were dismissed by the court. In August 2001, the Florida action was voluntarily dismissed. In January 2002, the California action was voluntarily dismissed.

     In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC has breached its agreements with us and has breached its fiduciary duty to us and to our shareholders. We have asserted that NBC's proposed acquisition of Telemundo Group violates the terms of the agreements governing the investment and partnership between us and NBC. We also made two filings with the FCC, one of which requests a declaratory ruling as to whether conduct by NBC, including NBC's influence and apparent control over certain members of our board of directors selected by NBC (all of whom have since resigned from our board), has caused NBC to have an attributable interest in us in violation of FCC rules or has infringed upon our rights as an FCC license holder. The second FCC filing seeks to deny FCC approval of NBC's acquisition of the Telemundo Group's television stations.

     The initiation of these proceedings by us casts significant uncertainty over the future direction of our relationship with NBC. The hearing in the arbitration proceeding is currently scheduled to occur in April 2002, and we expect that, under the applicable arbitration rules, the arbitrator will render a decision by the end of May 2002. If we do not prevail in the arbitration proceeding, and our position expressed in the FCC filings is not accepted by the FCC, NBC could consummate the acquisition of the Telemundo Group and thereby render it highly unlikely that NBC would be able to acquire control of our company, while at the same time retaining its investment in us and its ability to exercise a significant influence over our operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A common stock is listed on the American Stock Exchange under the symbol PAX. The following table sets forth, for the periods indicated, the high and low last sales price per share for our Class A common stock.

                                                       2001             2000
                                                  --------------   --------------
                                                   HIGH     LOW     HIGH     LOW
                                                  ------   -----   ------   -----
First Quarter...................................  $12.48   $8.75   $12.38   $7.75
Second Quarter..................................   14.00    9.70     8.88    6.13
Third Quarter...................................   12.75    7.00    13.81    8.38
Fourth Quarter..................................   10.50    6.85    11.94    8.75

     On March 1, 2002, the closing sale price of our Class A common stock on the American Stock Exchange was $10.50 per share. As of that date, there were approximately 434 holders of record of the Class A common stock.

     We have not paid cash dividends and do not intend for the foreseeable future to declare or pay any cash dividends on any classes of common stock and intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to declare or pay dividends will be at the discretion of our board of directors and will depend upon our future earnings, results of operations, financial condition, capital requirements, contractual restrictions under our debt instruments, considerations imposed by applicable law and other factors deemed relevant by our board of directors. In addition, the terms of our senior credit facility, the indentures governing our outstanding subordinated notes and our outstanding preferred stock contain restrictions on the declaration of dividends with respect to our common stock.

     As of December 31, 2001, the following shares of Class A common stock were authorized for issuance under equity compensation plans:

                                       NUMBER OF SECURITIES                         NUMBER OF SECURITIES
                                        TO BE ISSUED UPON     WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                           EXERCISE OF        EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                                           OUTSTANDING           OUTSTANDING      EQUITY COMPENSATION PLANS
                                        OPTIONS, WARRANTS     OPTIONS, WARRANTS     [INCLUDING SECURITIES
PLAN CATEGORY                               AND RIGHTS           AND RIGHTS        REFLECTED IN COLUMN(A)]
-------------                          --------------------   -----------------   -------------------------
                                               (A)                   (B)                     (C)
Equity compensation plans approved by
  security holders...................        9,452,436             $ 5.91                  693,978
Equity compensation plans not
  approved by security holders.......        3,200,000             $10.39                       --
                                            ----------                                     -------
     Total...........................       12,652,436             $ 6.91                  693,978
                                            ==========                                     =======

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended December 31, 2001. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data, insofar as it relates to each of the years presented, has been derived from annual financial statements, including the consolidated balance sheets at December 31, 2001 and 2000, and the related consolidated statements of operations and of cash flows for the three years ended December 31, 2001, and notes thereto appearing elsewhere herein. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" for a discussion of our dividend policy.

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------
                                                            2001         2000         1999         1998         1997
                                                         ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues...............................................  $  308,806   $  315,936   $  248,362   $  134,196   $   88,421
Less: agency commissions...............................     (43,480)     (44,044)     (34,182)     (16,908)     (10,537)
                                                         ----------   ----------   ----------   ----------   ----------
Net revenues...........................................     265,326      271,892      214,180      117,288       77,884
Operating loss.........................................    (157,732)    (151,035)    (225,251)    (135,531)     (21,935)
Loss from continuing operations before extraordinary
  item.................................................    (193,879)    (178,525)    (160,372)     (89,470)     (36,504)
Income from discontinued operations(a).................          --           --           --        1,182      251,193
Extraordinary item(b)..................................      (9,903)          --           --           --           --
Net (loss) income......................................    (203,782)    (178,525)    (160,372)     (88,288)     214,689
Net (loss) income attributable to common
  stockholders(c)......................................    (350,438)    (391,329)    (314,579)    (137,955)     188,412
BASIC AND DILUTED PER SHARE DATA:(d)
Loss from continuing operations........................  $    (5.28)  $    (6.16)  $    (5.10)  $    (2.31)  $    (1.17)
Discontinued operations................................          --           --           --         0.02         4.67
Extraordinary item(b)..................................        (.15)          --           --           --           --
Net (loss) income......................................       (5.43)       (6.16)       (5.10)       (2.29)        3.50
Weighted average shares outstanding -- basic and
  diluted..............................................      64,509       63,515       61,738       60,360       53,808
BALANCE SHEET DATA:
Working capital........................................  $   57,888   $   74,298   $  237,855   $    1,807   $   86,944
Total assets...........................................   1,383,675    1,526,047    1,690,087    1,542,786    1,057,113
Current portion of bank financing......................       2,899       15,966       18,698          529          496
Senior subordinated notes and bank financing...........     526,281      389,510      369,723      373,469      350,258
Mandatorily redeemable securities......................   1,164,160    1,080,389      949,807      521,401      210,987
Total common stockholders' (deficit) equity............    (538,043)    (199,789)      96,721      247,673      367,744
OTHER DATA:
Cash flows used in operating activities................  $  (60,772)  $  (76,036)  $ (181,808)  $ (150,580)  $  (76,041)
Cash flows provided by (used in) investing
  activities...........................................      48,477      (12,784)    (160,508)    (168,486)     (21,772)
Cash flows provided by financing activities............      44,790       14,994      418,065      285,865      118,705
Adjusted EBITDA(e).....................................      18,061       (4,869)     (45,821)     (59,410)      30,140
Program rights payments and deposits...................     130,566      128,288      125,916       62,076       37,485
Payments for cable distribution rights.................      14,418       10,727       30,713       19,905           --
Capital expenditures...................................      35,213       25,110       34,609       82,922       44,474

---------------

(a) Includes gains on the 1997 disposal of our former Network-Affiliated Television and Paxson Radio segments of $1.2 million and $254.7 million in 1998 and 1997, respectively, net of applicable income taxes.
(b) Extraordinary charge related to early extinguishment of debt.
(c) Includes dividends and accretion on redeemable preferred stock.
(d) Due to losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, our presentation of diluted earnings per share is the same as that of basic earnings per share.
(e) "Adjusted EBITDA" is defined as operating loss plus depreciation, amortization, stock-based compensation, programming net realizable value adjustments, restructuring and other one-time charges, and time brokerage and affiliation fees. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation. Management believes the presentation of adjusted EBITDA is relevant and useful because adjusted EBITDA is a measurement industry analysts utilize when evaluating our operating performance. We also believe adjusted EBITDA enhances an investor's understanding of our financial condition, results of operations and cash flows because it measures our operating performance and cash flows, exclusive of interest and other non-operating and non-recurring items as well as non-cash charges for depreciation, amortization and stock compensation. In evaluating adjusted EBITDA, investors should consider various factors including its relationship to our reported operating losses and cash flows from operating activities. We believe our adjusted EBITDA trends reflect year over year improvements in our operating performance and cash flows since launching the PAX TV network. Investors should be aware that adjusted EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate such measures in the same manner. The funds depicted by adjusted EBITDA are not available for our discretionary use because of other commitments including but not limited to debt service under our debt facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 65 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 41 of the top 50 U.S. markets. We operate PAX TV, a network that provides family entertainment programming seven days per week and reaches approximately 85% of prime time television households in the U.S. through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our affiliates.

     We were founded in 1991 by Mr. Paxson, who remains our Chairman and controlling stockholder. We began by purchasing radio and television stations, and grew to become Florida's largest radio station group, while also owning two network-affiliated television stations and other television stations that carried principally infomercials and other paid programming. In 1997, we sold our radio station group and our network-affiliated television stations to concentrate on building our owned and operated television station group. We used the proceeds from the sale of our radio station group and network-affiliated television stations to acquire television stations and build the PAX TV network. Since commencing our television operations in 1994, we have established the largest owned and operated broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We launched PAX TV on August 31, 1998, and are now in our fourth network programming season.

     In September 1999, NBC invested $415 million in our company. We have also entered into a number of agreements with NBC that are intended to strengthen our business. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into JSAs with NBC with respect to all of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the year ended December 31, 2001, we paid or accrued amounts due to NBC totaling approximately $19.1 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

     In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC has breached its agreements with us and has breached its fiduciary duty to us and to our shareholders. We also made two filings with the FCC, one of which requests a declaratory ruling as to whether conduct by NBC, including NBC's influence and apparent control over certain members of our board of directors selected by NBC (all of whom have since resigned from our board), has caused NBC to have an attributable interest in us in violation of FCC rules or has infringed upon our rights as an FCC license holder. The second FCC filing seeks to deny FCC approval of NBC's acquisition of the Telemundo Group's television stations. The hearing in the arbitration proceeding is currently scheduled to occur in April 2002, and we expect the arbitrator to render a decision by the end of May 2002. Should the outcome of our arbitration proceeding against NBC or our FCC filing seeking a declaratory ruling as to whether NBC has an attributable interest in our stations require the unwinding or termination of some or all of these operating relationships, or should NBC or the NBC affiliates elect not to renew the agreements under which these operating relationships have been implemented, we could be required to incur significant costs to resume performing the advertising sales and other operating functions currently performed by NBC and our JSA partners or to transfer performance of these functions to another broadcast television station operator, which could have a material adverse effect upon us.

     We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

     - Network Spot Advertising Revenue. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or "upfront," commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. Network advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. We pay commissions of up to 15% of gross revenue to advertising agencies for network advertising. Our network advertising sales represented approximately 33% of our revenue during the year ended December 31, 2001.

     - Network Long Form Paid Programming. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. We pay commissions of up to 15% of gross revenue to advertising agencies for long form paid programming. Our network long form paid programming represented approximately 33% of our revenue during the year ended December 31, 2001.

     - Station Advertising Revenue. We sell commercial air time to advertisers who want to reach the viewing audience in specific geographic markets in which our stations operate. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. We pay commissions of up to 15% of gross revenue to advertising agencies for station advertising sales. Our station advertising sales represented approximately 34% of our revenue during the year ended December 31, 2001. Included in station advertising revenue is long form paid programming sold locally or nationally which represented approximately 16% of our revenue during the year ended December 31, 2001.

     Our revenue mix has changed since we launched PAX TV in 1998. The percentage mix of our long form paid programming has declined from more than 90% in 1997 to 49% (combined network and station long form) in the year ended December 31, 2001 due to the increase in spot advertising sales following the launch of PAX TV. Long-form paid programming, however, continues to represent a significant portion of our revenues.

     Starting in the fourth quarter of 1999, we began entering into JSAs with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot advertising sales management and representation for our stations and we integrate and co-locate our station operations with those of our JSA partners. To date, we have entered into JSAs for 55 of our television stations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe the most significant estimates involved in preparing our financial statements include estimates related to the net realizable value of our programming rights, barter revenue recognition, estimates used in accounting for leases and estimates related to the impairment of long-lived assets, FCC licenses and goodwill. We base our estimates on historical experience and various other assumptions we believe are reasonable. Actual results could differ from those estimates.

     We consider the accounting policies described below to be critical since they have the greatest impact on our reported financial condition and results of operations and they require significant estimates and judgments.

     We carry programming rights assets on our balance sheet at the lower of unamortized cost or net realizable value. We periodically evaluate the net realizable value of our program rights based on anticipated future usage of programming and the anticipated future ratings and related advertising revenues. We evaluate the net realizable value of our programming rights by aggregating the program costs and related estimated future revenues for each programming daypart. If estimated future revenues are insufficient to recover the unamortized cost of the programming assets in each daypart, we record an adjustment to write-down the value of our assets to net realizable value. We also evaluate whether future revenues will be sufficient to recover the cost of programs we are committed to purchase in the future, and if estimated future revenues are insufficient, we accrue a loss related to our programming commitments. Our estimates of future advertising revenues are based upon our actual revenues generated currently, adjusted for estimated revenue growth assumptions. If market conditions were to deteriorate, we may not achieve our estimated future revenues, which could result in future write-downs to net realizable value and accrued losses on programming commitments.

     We have entered into agreements with satellite television providers and certain cable operators for carriage on their systems in exchange for advertising spots on our network. We have recorded satellite and cable distribution rights related to these agreements based on the estimated value of the advertising credits at prevailing unit rates. The satellite and cable assets are amortized over the terms of the agreements. Deferred revenue under these barter arrangements is recognized when the spots are aired on our network. Had we used other estimates, our revenues recognized under these agreements may have been different.

     We have made judgments and estimates in connection with some of our leasing transactions regarding the estimated useful lives of the assets subject to lease as well as the discount rates used to estimate the present value of future lease payments. These judgments and estimates have led us to conclude that these leases should be accounted for as operating leases. Had we used different judgments and estimates, these leases may have been classified as capital leases. The terms of our senior credit facility, senior subordinated note indentures and outstanding preferred stock restrict our ability to incur indebtedness, including our ability to enter into capital leases.

     We review our long-lived assets, FCC licenses and goodwill for possible impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. If our analysis indicates that a possible impairment exists, we are required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows. As described below under "New Accounting Pronouncements", effective January 1, 2002, we are required at least annually to test for impairment of our FCC licenses and goodwill. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets, FCC licenses and goodwill have been impaired. If, however, there were a material change in our determination of fair values or if there were a material change in the conditions or circumstances influencing fair value, we could be required to recognize an impairment charge. In addition, it is possible that the estimated life of certain long-lived assets will be reduced significantly in the near term due to the anticipated industry migration from analog to digital broadcasting. If and when we become aware of such a reduction of useful lives, depreciation expense will be adjusted prospectively to ensure assets are fully depreciated upon migration.

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses with percentages of net revenues, and other operating data for the periods presented:

                                                                YEARS ENDED DECEMBER 31
                                               ----------------------------------------------------------
                                                 2001        %       2000        %       1999        %
                                               ---------   -----   ---------   -----   ---------   ------
Revenues.....................................  $ 308,806           $ 315,936           $ 248,362
Less agency commissions......................    (43,480)            (44,044)            (34,182)
                                               ---------           ---------           ---------
Net revenues.................................    265,326   100.0     271,892   100.0     214,180    100.0
Expenses:
  Programming and broadcast operations.......     42,457    16.0      38,633    14.2      33,139     15.5
  Program rights amortization................     84,808    32.0     100,324    36.9      91,799     42.9
  Selling, general and administrative........    120,000    45.2     137,804    50.7     135,063     63.1
  Time brokerage and affiliation fees........      3,621     1.4       5,259     1.9      14,257      6.7
  Stock-based compensation...................     10,161     3.8      13,866     5.1      16,814      7.8
  Adjustment of programming to net realizable
    value....................................     66,992    25.2      24,400     9.0      70,499     32.9
  Restructuring charge related to JSAs.......     (1,229)   (0.5)      5,760     2.1          --        -
  Depreciation and amortization..............     96,248    36.3      96,881    35.6      77,860     36.3
                                               ---------   -----   ---------   -----   ---------   ------
    Total operating expenses.................    423,058   159.4     422,927   155.5     439,431    205.2
                                               ---------   -----   ---------   -----   ---------   ------
Operating loss...............................  $(157,732)  (59.4)  $(151,035)  (55.5)  $(225,251)  (105.2)
                                               =========   =====   =========   =====   =========   ======
Other Data:
Cash flows used in operating activities......  $ (60,772)          $ (76,036)          $(181,808)
Cash flows provided by (used in) investing
  activities.................................     48,477             (12,784)           (160,508)
Cash flows provided by financing
  activities.................................     44,790              14,994             418,065
Adjusted EBITDA(1)...........................     18,061              (4,869)            (45,821)
Program rights payments and deposits.........    130,566             128,288             125,916
Payments for cable distribution rights.......     14,418              10,727              30,713
Capital expenditures.........................     35,213              25,110              34,609

---------------

(1) "Adjusted EBITDA" is defined as operating loss plus depreciation, amortization, stock-based compensation, programming net realizable value adjustments, restructuring and other one-time charges, and time brokerage and affiliation fees. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation. We believe the presentation of adjusted EBITDA is relevant and useful because adjusted EBITDA is a measurement industry analysts use when evaluating our operating performance. We also believe adjusted EBITDA enhances an investor's understanding of our financial condition, results of operations and cash flows because it measures our operating performance and cash flows, exclusive of interest and other non-operating and non-recurring items as well as non-cash charges for depreciation, amortization and stock compensation. In evaluating adjusted EBITDA, investors should consider various factors including its relationship to our reported operating losses and cash flows from operating activities. We believe our adjusted EBITDA trends reflect year over year improvements in our operating performance and cash flows since launching the PAX TV network. Investors should be aware that adjusted EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate such measures in the same manner. The funds depicted by adjusted EBITDA are not available for our discretionary use because of other commitments including but not limited to debt service under our debt facilities.

  Years Ended December 31, 2001 and 2000

     Net revenues decreased 2.4% to $265.3 million for the year ended December 31, 2001 from $271.9 million for 2000. This decrease is primarily attributable to lower station revenues offset in part by higher advertising revenues from the PAX TV network. The decrease in television station revenues is primarily due to reduced television spot advertising revenues in our local markets. The increase in PAX TV network advertising revenues resulted from increases in ratings and distribution of PAX TV and favorable results from our network sales agreement with NBC. On an overall basis, network spot revenues increased approximately

11% in 2001 resulting from a strong upfront market for the 2000/2001 broadcast season, which ended in August 2001. However, due to a weaker upfront market for the 2001/2002 broadcast season, network spot revenues declined approximately 8% in the fourth quarter and we expect this trend to continue through the end of the third quarter of 2002.

     Our revenues during the year ended December 31, 2001 were negatively affected by the temporary loss of the broadcast signal of our New York television station when our antenna, transmitter and other broadcast equipment were destroyed upon the collapse of the World Trade Center on September 11, 2001. We are currently broadcasting from towers outside of Manhattan at substantially lower height and power. We are evaluating several alternatives to improve our signal through transmission from other locations, however we expect it could take several years to replace the signal we enjoyed at the World Trade Center location with a comparable signal. We believe the loss of a significant portion of our over-the-air viewership in the New York market has had a negative effect on our revenues as a result of lower ratings for the PAX TV network and our station serving the New York market. We have property and business interruption insurance coverage to mitigate the losses sustained. Insurance recoveries will be recognized in the period they become probable of collection and can be reasonably estimated. Due to the preliminary stages of our insurance claim, we did not recognize any insurance recoveries in 2001 and are unable at this point to estimate the amount of insurance proceeds we will receive.

     Programming and broadcast operations expenses were $42.5 million during the year ended December 31, 2001 compared with $38.6 million in 2000. This increase is primarily due to a one-time payment to terminate a tower lease and tower rent expense from the sale of certain of our broadcast towers in the fourth quarter of 2001 described below. Program rights amortization expense was $84.8 million during the year ended December 31, 2001 compared with $100.3 million for 2000. The decrease is due to syndicated programming changes and a greater mix of lower cost original programming as compared with last year. Selling, general and administrative expenses were $120.0 million during the year ended December 31, 2001 compared with $137.8 million for 2000. The decrease is primarily due to lower selling costs and other cost cutting measures. Time brokerage and affiliation fees were $3.6 million during the year ended December 31, 2001 compared with $5.3 million for 2000. This decrease is due to the completion of acquisitions of stations we previously operated under time brokerage agreements. Stock-based compensation expense was $10.2 million during the year ended December 31, 2001 compared with $13.9 million for 2000. This decrease is due to a reduction in options vesting in the year ended December 31, 2001 compared with 2000. The programming rights adjustment to net realizable value described below was $67.0 million during the year ended December 31, 2001 compared with $24.4 million for 2000. Depreciation and amortization expense was $96.2 million during the year ended December 31, 2001, which was comparable with $96.9 million for 2000. We expect our amortization expense to decrease in 2002 by approximately $40.0 million as a result of adoption of SFAS 142 as further described below.

     We have issued options to purchase shares of Class A common stock to certain members of management and employees under our stock compensation plans. As of December 31, 2001, there were 9,452,436 options outstanding under these plans. In addition to these options, we have granted options to purchase 3,200,000 shares of Class A common stock to members of senior management and others. In connection with option grants, we recognized stock-based compensation expense of approximately $10.2 million, $13.9 million and $16.8 million in 2001, 2000 and 1999, respectively, and expect that approximately $6.5 million of additional compensation expense will be recognized over the remaining vesting period of the outstanding options. In October 1999, we amended the terms of substantially all of our outstanding employee stock options to provide for accelerated vesting of the options in the event of termination of employment as a result of the consolidation of our operations or functions with those of NBC or within six months preceding or three years following a change in control of our company. If any of these events occur, we could be required to recognize stock-based compensation expense at earlier dates than currently expected.

     In furtherance of our strategy to increase audience ratings through the development of PAX TV original programming, in the third quarter of 2001, we decided to gradually phase the syndicated program TOUCHED BY AN ANGEL out of primetime and into the daytime period. This program will be replaced in primetime with original programming. Based on this change, we adjusted our estimate of the anticipated future usage of

TOUCHED BY AN ANGEL and certain other syndicated programs and the related advertising revenues expected to be generated and recognized a charge of approximately $67.0 million related to the net realizable value of these programming assets and related programming commitments. The charge includes a $22.2 million accrued loss related to programming commitments for the 2001/2002 season of TOUCHED BY AN ANGEL currently airing on CBS. We are contractually obligated to license future seasons of TOUCHED BY AN ANGEL if the series is renewed by CBS. Additional programming losses, if any, will be recorded at the time we become committed to license future seasons of this program.

     Interest expense for the year ended December 31, 2001 increased 3.6% to $49.7 million from $48.0 million in 2000. The increase is primarily due to a greater level of debt in 2001 resulting from our July refinancing of our 12% preferred stock and 11 5/8% senior subordinated notes and borrowings to fund capital expenditures. At December 31, 2001, total long-term debt and senior subordinated notes were $529.2 million compared with $405.5 million as of December 31, 2000. Although the July 2001 refinancing and the January 2002 refinancing described below reduced our overall cost of capital, the refinancings increased our debt and reduced our preferred stock, and as a result we expect our interest expense to increase in 2002. Interest income for the year ended December 31, 2001 decreased to $4.5 million from $14.0 million in 2000. The decrease is due to lower cash and investment balances and lower interest rates.

     During the year ended December 31, 2001, we sold five television stations for aggregate consideration of $31.9 million and realized pre-tax gains of approximately $12.3 million.

  Years Ended December 31, 2000 and 1999

     Net revenues increased to $271.9 million for 2000 from $214.2 million for 1999, an increase of 26.9%. The increase in net revenues in 2000 was due to increases in advertising revenues from PAX TV and our television stations. The increase in PAX TV network advertising revenues resulted from increased ratings and distribution of PAX TV and the favorable effect of our network sales agreement with NBC. The increase in station advertising revenues resulted from an increase in ratings and television station acquisitions. Our net revenues for 2000 were also favorably affected by increases in our long form programming rates.

     Programming and broadcast operations expenses were $38.6 million in 2000 compared with $33.1 million in 1999. The increase was primarily due to completion of acquisitions of stations we previously operated under TBAs. Program rights amortization expense was $100.3 million in 2000 compared with $91.8 million in 1999. The increase reflects the increased cost of new programming and greater usage of certain programs compared with last year. Selling, general and administrative expenses were $137.8 million in 2000 compared with $135.1 million in 1999. The increase was primarily due to commissions paid pursuant to JSAs entered into during 2000. Time brokerage and affiliation fees were $5.3 million in 2000 compared with $14.3 million in 1999. The decrease was due to the completion of acquisitions of stations we previously operated under TBAs. In 2000, we recorded a programming rights adjustment to net realizable value of $24.4 million compared with $70.5 million in 1999 resulting from changes in our estimated future usage of certain programming. Depreciation and amortization expense was $96.9 million in 2000 compared with $77.9 million in 1999. The increase was due primarily to acquisitions and accelerated depreciation on assets to be disposed of in connection with the JSA restructuring plan described below.

     Interest expense for 2000 decreased 4.6% to $48.0 million from $50.3 million in 1999. The decrease was due to repayment in the fourth quarter of 1999 of debt of DP Media, Inc., a corporation formerly owned by family members of Mr. Paxson that we acquired in June 2000 and whose financial results were consolidated with ours since September 30, 1999. At December 31, 2000, we had total long term debt and senior subordinated notes of $405.5 million compared with $388.4 million as of December 31, 1999. Interest income for 2000 increased 63.6% to $14.0 million from $8.6 million in 1999. The increase was due primarily to the investment of the cash proceeds from the September 1999 $415 million investment by NBC.

     During 2000, we recognized a $10.2 million gain from the modification of program rights obligations primarily resulting from our return of certain fully amortized programming rights in exchange for cash of

$4.9 million and the cancellation of our remaining payment obligations. During 1999, we recognized an approximately $59.5 million pre-tax gain on the sale of our 30% interest in the Travel Channel LLC and television stations. This gain consisted of a $17.0 million pre-tax gain on the sale of our interest in the Travel Channel, a $23.8 million pre-tax gain on the transfer of our interest in station KWOK serving the San Francisco market during the first quarter of 1999 and pre-tax gains of $18.7 million on the sale of four television stations during the second quarter of 1999.

     The Series B preferred stock issued in conjunction with the NBC transaction was issued with a conversion price per share that was less than the closing price of the Class A common stock on the date of issuance. As a result, we recognized a beneficial conversion feature in connection with the issuance of the stock equal to the amount of the discount multiplied by the number of shares into which the Series B preferred stock is convertible. The beneficial conversion feature calculated for 1999, totaling approximately $65.5 million, was reflected in our statement of operations as a preferred stock dividend during 1999 and was allocated to additional paid-in capital because the preferred stock was immediately convertible. In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus regarding the accounting for beneficial conversion features which required us to recalculate the beneficial conversion feature utilizing the accounting conversion price rather than the stated conversion price used for 1999. This change resulted in a cumulative catch-up adjustment totaling approximately $75.1 million, which was recorded as a preferred stock dividend in the fourth quarter of 2000.

RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2000, we approved a plan to restructure our television station operations by entering into JSAs with owners of broadcast stations in markets in which our stations were not already operating under JSAs. Our restructuring plan included two major components: (1) termination of 226 station sales and administrative employees and (2) the closing of our leased studio and sales office facilities at each of our stations. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000, consisting of $2.7 million of termination benefits and $3.1 million of costs associated with the closing of our studios and sales offices that will no longer be utilized upon implementation of the JSAs. Through December 31, 2001, we paid termination benefits to 76 employees totaling approximately $1.5 million and paid lease termination costs of approximately $0.9 million, which were charged against the restructuring reserve. We have made substantial progress in executing our restructuring plan, however due to events outside our control, including the events of September 11, 2001, we were unable to fully complete the plan in 2001. Although we have completed the integration of our sales function at most of the JSA locations, we were unable to complete the integration of our master control operations at certain JSA stations in 2001. We now expect to substantially complete the JSA restructuring by the end of the third quarter of 2002, except for contractual lease obligations for closed locations, which continue through 2008.

     To date we have been unable to reach an agreement with a JSA partner for four of the stations included in our restructuring plan. Although we intend to continue pursuing JSAs for these stations, we are currently unable to determine the ultimate timing of these JSAs. Accordingly, in the fourth quarter of 2001, we reversed approximately $1.2 million of restructuring reserves primarily related to these four stations and certain other reserves which were no longer required.

     Upon full implementation of JSAs, we expect to reduce our annual station operating expenses by approximately $20 million consisting primarily of salary and occupancy costs. These savings will be partially offset by commissions paid to our JSA partners which, based on 2001 actual station net revenues, would total approximately $9 million. Actual commissions will vary based on actual revenues realized.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our net working capital, availability under the Term A portion of our senior credit facility and proceeds from the planned sale of certain non-core assets. Proceeds from the sale of these assets are expected to generate approximately

$40 million to $45 million and include our second television station serving the Boston market and the securitization of our accounts receivable. We expect to receive the proceeds related to these asset sales during 2002. We believe that cash provided by future operations, net working capital, available funding under the Term A portion of our senior credit facility and the proceeds from the planned asset sales will provide the liquidity necessary to meet our obligations and financial commitments for at least the next twelve months. If we are unable to sell the identified assets on acceptable terms or our financial results are not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We cannot assure you that we would be successful in selling assets or raising additional funds if this were to occur.

     As of December 31, 2001, we had $96.0 million in cash and short-term investments and working capital of approximately $57.9 million. During the year ended December 31, 2001, our working capital decreased by approximately $16.4 million due primarily to the use of $40.0 million to pay interest, $34.5 million to fund operations including programming and cable payments partially offset by $34.0 million in proceeds from the sale of certain of our towers and $25.0 million in borrowings under our revolving credit facility.

     Cash used in operating activities was approximately $60.8 million, $76.0 million and $181.8 million for 2001, 2000 and 1999, respectively. These amounts primarily reflect payments for interest on our debt and the operating costs incurred in connection with the operation of PAX TV and the related cable distribution rights and programming rights payments.

     Cash provided by (used in) investing activities was approximately $48.5 million, ($12.8) million and ($160.5) million for 2001, 2000 and 1999, respectively. These amounts include acquisitions of broadcast properties, capital expenditures, short-term investment transactions, proceeds from the sale of television stations and our broadcast towers and other transactions. As of December 31, 2001, we had agreements to purchase significant assets of broadcast properties totaling approximately $36.0 million, net of deposits. We do not anticipate spending any significant amounts to satisfy these commitments until 2003 or thereafter.

     In December 2001, we completed the sale and leaseback of certain of our tower assets for aggregate proceeds of $34.0 million. This transaction resulted in a gain of approximately $5.2 million which has been deferred and will be recognized over the lease term as a reduction of rent expense. As part of the transaction, we entered into operating leases related to both our analog and digital antennas at these facilities for terms of up to 20 years. Annual rent expense over the lease term will be approximately $4.0 million. For certain tower assets with a net book value of approximately $9.1 million, we were temporarily unable to transfer title or assign leases to the buyer at closing. We expect to complete such transfers in 2002. In the interim, at closing we entered into management agreements with the buyer on terms consistent with the operating leases. Included in the $34.0 million proceeds was approximately $12.1 million of deferred consideration for the managed sites which is included in other liabilities in the accompanying December 31, 2001 consolidated balance sheet.

     During 2001, we acquired the assets of three television stations for total consideration of $30.8 million, of which $16.1 million was paid in prior years, and we paid $1.0 million to acquire the minority interest in a station acquired in 1998. During 2000, in addition to the acquisition of DP Media described below, we acquired the assets of four television stations for total consideration of approximately $68.7 million, of which $10.9 million was paid in prior years, and we paid approximately $8.9 million of additional consideration in respect of an acquisition completed in February 1999. During 1999, we acquired the assets of five television stations for total consideration of approximately $65.6 million. In February 1999, we also completed the acquisition of WCPX in Chicago by transferring our interest in KWOK serving the San Francisco market as partial consideration for WCPX. In connection with the transfer of ownership of KWOK, we recognized a pre-tax gain of approximately $23.8 million.

     In June 2000, we completed the acquisition of DP Media, Inc. Before the acquisition, DP Media was beneficially owned by family members of Mr. Paxson. We acquired DP Media for aggregate consideration of $113.5 million, $106 million of which we had previously advanced during 1999. DP Media's assets included a 32% equity interest in a limited liability company that owns television station WWDP in Norwell, Massachusetts and is controlled by the former stockholders of DP Media. We allocated the aggregate purchase price of DP Media to the assets acquired and liabilities assumed based on their relative fair market values. During the third quarter of 1999, we advanced funds to DP Media to fund operating cash flow needs. As a result of our significant operating relationships with DP Media and our funding of DP Media's operating cash flow needs, the assets and liabilities of DP Media, together with their results of operations, have been included in our consolidated financial statements since September 30, 1999.

     During 2001, we sold our interests in five television stations for aggregate consideration of $31.9 million and realized pre-tax gains of approximately $12.3 million. During 2000, we sold our interests in four stations for aggregate consideration of approximately $14.5 million and realized pre-tax gains of approximately $1.3 million on these sales. During 1999, we sold our interests in four stations for aggregate consideration of approximately $61 million and realized pre-tax gains of approximately $18.7 million on these sales. In addition, in February 1999, we sold a 30% interest in the Travel Channel for aggregate consideration of approximately $55 million and realized a pre-tax gain of approximately $17 million. The results of operations of the Travel Channel have been included in our 1999 consolidated statement of operations using the equity method of accounting through the date of sale.

     Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcasting equipment for our station operations, were approximately $35.2 million in 2001, $25.1 million in 2000 and $34.6 million in 1999. Except for television stations presently operating analog television service in the 700 MHz band and stations given a digital channel allocation within that band, the FCC has mandated that each licensee of a full power broadcast television station, that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002, and complete the build-out of the balance of its full authorized facilities by a later date to be established by the FCC. For those stations now operating in the 700 MHz band or allotted a digital channel within that band, the institution of digital television service may be delayed until December 31, 2005, or later than December 31, 2005 if it can be demonstrated that less than 70% of the television households in the station's market are capable of receiving digital television signals. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we intend to comply with the FCC's timing requirements for the broadcast of digital television. We have commenced migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. Because of the uncertainty as to standards, formats and usage, however, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations, but we currently anticipate spending at least $70 million, of which we have spent approximately $18 million to date. We will likely fund our digital conversion from availability under the $50 million Term A facility entered into as part of our July 2001 refinancing, as well as cash on hand, the sale of assets and from other financing arrangements.

     Cash provided by financing activities was $44.8 million in 2001, $15.0 million in 2000 and $418.1 million in 1999. These amounts include the proceeds from the July 2001 refinancing described below, as well as the related principal repayments, redemption premium, preferred stock redemption and refinancing costs. Also included are proceeds from borrowings to fund capital expenditures, proceeds from preferred stock issuances and proceeds from stock option exercises, net of principal repayments and preferred stock dividends.

     In January 2002, we completed an offering of senior subordinated discount notes due in 2009. Gross proceeds of the offering totaled approximately $308 million and were used to refinance our 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of our 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The notes were sold at a discount of 62.132%, which represents a yield to maturity of 12 1/4%. Interest on the notes will be payable semi-annually beginning on July 15, 2006. The senior subordinated discount notes are guaranteed by our subsidiaries. In the first quarter of 2002, we will recognize an extraordinary loss totaling approximately $18 million resulting primarily from the redemption premium associated with the redemption of the 12 1/2% exchange debentures.

     On July 12, 2001, we completed a $560 million financing consisting of a $360 million senior credit facility and $200 million of 10 3/4% senior subordinated notes due 2008. Proceeds from the initial funding under the senior credit facility and the 10 3/4% senior subordinated notes offering were used to repay all of our indebtedness and obligations under our previously existing credit facilities, which were scheduled to mature in June 2002, to redeem our 11 5/8% senior subordinated notes and our 12% redeemable preferred stock and to pay redemption premiums, fees and expenses in connection with the refinancing. In 2001, we recognized an extraordinary loss related to early extinguishment of debt totaling approximately $9.9 million resulting primarily from the write-off of unamortized debt costs related to the refinanced indebtedness and the redemption premium and costs associated with the repayment of the 11 5/8% senior subordinated notes.

     The $360 million senior credit facility consists of a fully drawn $25 million revolving credit facility maturing June 2006, a $50 million delayed draw Term A facility maturing December 2005, of which $20.0 million was outstanding at December 31, 2001, and a $285 million fully drawn Term B facility maturing June 2006. The revolving credit facility is available for general corporate purposes and the Term A facility is available to fund capital expenditures. We intend to use the Term A portion of the facility to fund the majority of our capital expenditures through the end of 2002. The interest rate under the bank facility is LIBOR plus 3.0% or Base Rate (as defined) plus 2.0% at the Company's option. The 10 3/4% senior subordinated notes are due in 2008 and interest on the notes is payable on January 15 and July 15 of each year. We have entered into a variable to fixed interest rate swap in the notional amount of $144.0 million to hedge the impact of interest rate changes on a portion of our variable rate indebtedness. The fixed rate under the swap is 3.64% and variable rates are indexed to LIBOR. Including the impact of the swap, the weighted average interest rate of our indebtedness at December 31, 2001 was 8.16%.

     The terms of the indentures governing our senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for specified indebtedness related to the funding of capital expenditures and refinancing indebtedness. In addition, our senior credit facility also contains covenants restricting our ability and the ability of our subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting our activities. Our senior credit facility also contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined in the senior credit facility) for each of the fiscal quarters ended June 30, 2001 through December 31, 2003, and
(2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after June 30, 2004. Our twelve-month trailing minimum net revenue and EBITDA covenants for 2002 are as follows (in thousands):

FISCAL QUARTER ENDING                             MINIMUM NET REVENUES   MINIMUM EBITDA
---------------------                             --------------------   --------------
March 31, 2002..................................        $240,000            $18,000
June 30, 2002...................................        $250,000            $24,000
September 30, 2002..............................        $260,000            $29,000
December 31, 2002...............................        $270,000            $36,500

     Our ability to meet these financial covenants is influenced by several factors, the most significant of which include the effect on our revenues of overall conditions in the television advertising marketplace, our network and station ratings and the success of our JSA strategy. Although we currently expect to meet these covenants over the next twelve months, adverse developments with respect to these or other factors could result in our failing to meet one or more of these covenants. If we were to violate any of these covenants, we would be required to seek a waiver from our lenders under our senior credit facility and possibly seek an amendment to our senior credit facility. Although we believe, based on discussions with our lenders, that we would be able to obtain waivers or amendments to our senior credit facility relating to these covenants, we can provide no assurance that our lenders under our senior credit facility would grant us any waiver or amendment which might become necessary. If we failed to meet any of our financial covenants and our lenders did not grant a waiver or amend our facility, they would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment. We cannot assure you that we would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     We are obligated under the terms of our debt facilities, programming contracts, cable distribution agreements and operating lease agreements and employment contracts as of December 31, 2001 to make future payments as follows (in thousands):

                            2002      2003      2004      2005       2006     THEREAFTER    TOTAL
                          --------   -------   -------   -------   --------   ----------   --------
Long-term debt..........  $  2,899   $ 3,004   $ 3,107   $22,617   $297,246    $200,307    $529,180
Programming contracts...    76,169    26,673    12,500     4,223         --          --     119,565
Cable agreements........    12,325       504       180       180         --          --      13,189(1)
Operating leases and
  employment
  contracts.............    17,772    15,750    12,267    11,230     11,625     104,933     173,577
                          --------   -------   -------   -------   --------    --------    --------
                          $109,165   $45,931   $28,054   $38,250   $308,871    $305,240    $835,511
                          ========   =======   =======   =======   ========    ========    ========

---------------

(1) Includes imputed interest of $154,000

     In addition, under the terms of our programming contracts, as of December 31, 2001 we have committed to pay for certain programs for which we currently do not have airing rights as follows (in thousands):

2002........................................................   $10,803
2003........................................................     9,218
2004........................................................    10,085
2005........................................................     9,635
2006........................................................     3,345
                                                               -------
                                                               $43,086
                                                               =======

     We are also committed to purchase at similar terms additional future series episodes of our licensed programs should they be made available.

     See Note 14 in the accompanying consolidated financial statements for a summary of the redemption features of our mandatorily redeemable preferred stock.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method of accounting. SFAS 141 is effective for all business combinations initiated after June 30, 2001. We do not believe adoption of SFAS 141 will have a material effect on our financial position, results of operations or cash flows.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment losses for goodwill and other indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. We will adopt SFAS 142 effective January 1, 2002. We are currently assessing the impact of adopting SFAS 142, however we do not believe adoption will result in a material impairment loss, if any. Upon adoption of SFAS 142, we will no longer amortize goodwill and FCC license intangibles (which we believe have indefinite lives) which totaled approximately $842.7 million, net of accumulated amortization of $140.3 million at December 31, 2001. Under existing accounting standards, these assets are being amortized over 25 years. Amortization expense related to goodwill and FCC licenses totaled approximately $39.5 million for the year ended December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations -- Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS 144 will have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The tables below provide information about our market sensitive financial instruments and constitute "forward-looking statements." All items described are non-trading.

     Our primary market risk exposure is changing interest rates. We manage interest rate risks through the use of a combination of fixed and floating rate debt. We use interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. Interest rate swaps are entered into with a group of financial institutions with investment-grade credit ratings, thereby minimizing the risk of credit loss. Expected maturity dates for variable rate debt and interest rate swaps in the tables below are based upon contractual maturity dates. Average interest rates on variable rate debt and average variable rates under interest rate swaps are based on implied forward rates in the yield curve at the reporting date.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. The fair value of variable rate debt approximates the carrying value since interest rates are variable, and thus, approximate current market rates. The fair value of interest rate swaps is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates. The fair value is effectively the amount we would pay or receive to terminate the agreements.

                                                       EXPECTED MATURITY DATE
                       --------------------------------------------------------------------------------------
                                                                                                  FAIR VALUE
                                                                                                 DECEMBER 31,
DECEMBER 31, 2001       2002      2003      2004     2005       2006     THEREAFTER    TOTAL         2001
(IN THOUSANDS)         ------   --------   ------   -------   --------   ----------   --------   ------------
Variable rate debt...  $2,899   $  3,004   $3,107   $22,617   $297,246     $ 307      $329,180     $329,180
  Average interest
    rates............    5.45%      7.74%    9.03%     9.05%      9.00%     9.47%
Interest rate swap...      --    144,000       --        --         --        --       144,000       (1,350)
  Average pay rate...    6.64%      6.64%
  Average receive
    rate.............    5.39%      7.40%

                                                           EXPECTED MATURITY DATE
                              ---------------------------------------------------------------------------------
                                                                                                    FAIR VALUE
                                                                                                   DECEMBER 31,
DECEMBER 31, 2000              2001       2002      2003     2004   2005   THEREAFTER    TOTAL         2000
(IN THOUSANDS)                -------   --------   -------   ----   ----   ----------   --------   ------------
Variable rate debt(1).......  $15,966   $137,445   $22,424   $ 59   $ 65     $ 378      $176,337     $176,337
  Average interest rates....     9.59%      8.73%     9.69%  9.59%  9.37%     9.14%

---------------

(1) Includes amounts outstanding at December 31, 2000 under our former bank credit facilities that were refinanced in July 2001. See Note 10 to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 3, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 3, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 3, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 3, 2002.

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

          3. For Exhibits see Item 14(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.27, 10.28, 10.157, 10.202, 10.207, 10.208,
     10.224, 10.225 and 10.226 of Item 14(c) below.

     (b) Reports on Form 8-K.

     The Company filed a Form 8-K, dated December 4, 2001, under Item 5. "Other Events" reporting that the Company has commenced an arbitration proceeding against National Broadcasting Company, Inc. asserting contractual breaches and breach of fiduciary duty and has made two filings with the FCC requesting a declaratory ruling as to whether NBC's conduct had caused it to have an attributable interest in the Company in violation of FCC rules and seeking to deny FCC approval of NBC's acquisition of Telemundo Communications Group, Inc.

     (c) List of Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
 3.1.1     --   Certificate of Incorporation of the Company(2)
 3.1.6     --   Certificate of Designation of the Company's 9 3/4% Series A
                Convertible Preferred Stock(7)
 3.1.7     --   Certificate of Designation of the Company's 13 1/4%
                Cumulative Junior Exchangeable Preferred Stock(7)
 3.1.8     --   Certificate of Designation of the Company's 8% Series B
                Convertible Exchangeable Preferred Stock(9)
 3.2       --   Bylaws of the Company(12)
 4.4       --   Investment Agreement, dated as of September 15, 1999, by and between Paxson Communications Corporation and National
                Broadcasting Company, Inc.(9)
 4.4.1     --   Stockholder Agreement, dated as of September 15, 1999, among
                Paxson Communications Corporation, National Broadcasting
                Company, Inc., Lowell W. Paxson, Second Crystal Diamond
                Limited Partnership and Paxson Enterprises, Inc.(9)
 4.4.2     --   Class A Common Stock Purchase Warrant, dated September 15,
                1999, with respect to up to 13,065,507 shares of Class A
                Common Stock(9)
 4.4.3     --   Class A Common Stock Purchase Warrant, dated September 15,
                1999, with respect to up to 18,966,620 shares of Class A
                Common Stock(9)
 4.4.5     --   Form of Indenture with respect to the Company's 8% Exchange
                Debentures due 2009(9)
 4.4.6     --   Registration Rights Agreement, dated September 15, 1999,
                between Paxson Communications Corporation and National
                Broadcasting Company, Inc.(9)
 4.5       --   Indenture, dated as of June 10, 1998, by and between the
                Company, the Guarantors named therein and the Bank of New
                York, as Trustee, with respect to the New Exchange
                Debentures(7)
 4.6       --   Indenture, dated as of July 12, 2001, among the Company, the
                Subsidiary Guarantors party thereto, and The Bank of New
                York, as Trustee, with respect to the Company's 10 3/4%
                Senior Subordinated Notes due 2008(13)
 4.7       --   Credit Agreement, dated as of July 12, 2001, among the
                Company, the Lenders party thereto, Citicorp USA, Inc., as
                Administrative Agent for the Lenders and as Collateral Agent
                for the Secured Parties, Union Bank of California, N.A., as
                Syndication Agent for the Lenders, and CIBC Inc. and General
                Electric Capital Corporation, as Co-Documentation Agents for
                the Lenders(13)
 4.8       --   Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New
                York, as Trustee, with respect to the Company's 12 1/4%
                Senior Subordinated Discount Notes due 2009
 9.1       --   Amended and Restated Stockholders Agreement, dated as of
                December 22, 1994, by and among the Company and certain
                stockholders thereof(2)
 9.2       --   Agreement, dated March 26, 1996, amending the Amended and
                Restated Stockholders Agreement, dated as of December 22,
                1994, by and among the Company and certain Stockholders
                thereof and certain related agreements(3)
10.4       --   Amended and Restated Stockholders Agreement, dated as of
                December 22, 1994, by and among the Company and certain
                stockholders thereof (incorporated by reference to Exhibit
                9.1)(2)
10.4.1     --   Agreement, dated March 26, 1996, amending the Amended and
                Restated Stockholders Agreement, by and among the Company
                and certain stockholders thereof and certain related
                agreements (incorporated by reference to Exhibit 9.2)(3)
10.27      --   Paxson Communications Corp. Profit Sharing Plan(1)

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
10.28      --   Paxson Communications Corp. Stock Incentive Plan(1)
10.83      --   Lease Agreement, dated June 14, 1994, between Paxson
                Communications of Tampa-66, Inc. and The Christian Network,
                Inc. for lease of production and distribution facilities at
                WFCT-TV(3)
10.157     --   Paxson Communications Corporation 1996 Stock Incentive
                Plan(4)
10.183     --   Stock Purchase Agreement, dated September 9, 1997, by and
                among Channel 46 of Tucson, Inc., Paxson Communications of
                Tucson-46, Inc. and Sungilt Corporation, Inc.(5)
10.186     --   Option Agreement, dated November 14, 1997, by and between
                Paxson Communications Corporation and Flinn Broadcasting
                Corporation for Television station WCCL-TV, New Orleans,
                Louisiana(6)
10.187     --   Option Agreement, dated November 14, 1997, by and between
                Paxson Communications Corporation and Flinn Broadcasting
                Corporation for Television station WFBI-TV, Memphis,
                Tennessee(6)
10.193.1   --   Programming Agreement, dated August 11, 1998, by and between
                Paxson Communications of Chicago-38, Inc. and Christian
                Communications of Chicagoland Inc.(6)
10.202     --   Paxson Communications Corporation 1998 Stock Incentive
                Plan(7)
10.207     --   Employment Agreement, dated September 15, 1999, by and
                between the Company and Jeffrey Sagansky(8)
10.208     --   Employment Agreement, dated October 16, 1999, by and between the Company and Lowell W. Paxson(10)
10.209     --   Asset Purchase Agreement, dated November 21, 1999, by and
                between Paxson Communications Corporation and DP Media,
                Inc.(10)
10.209.1   --   Restated and Amended Asset Purchase Agreement, dated
                November 21, 1999, by and between Paxson Communications
                Corporation and DP Media(11)
10.210     --   Asset Purchase Agreement dated April 30, 1999, by and
                between DP Media of Boston, Inc. and Boston University
                Communications, Inc. for television stations WABU (TV),
                Boston, MA WZBU (TV), Vineyard Haven, MA WNBU (TV), Concord,
                NH and Low Power television station W67BA (TV) Dennis,
                MA(10)
10.217     --   Indenture, dated as of July 12, 2001, among the Company, the
                Subsidiary Guarantors party thereto, and The Bank of New
                York, as Trustee, with respect to the Company's 10 3/4%
                Senior Subordinated Notes due 2008 (incorporated by
                reference to Exhibit 4.6)(13)
10.218     --   Registration Rights Agreement, dated July 12, 2001, among
                the Company, the Subsidiary Guarantors party thereto, and
                Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner &
                Smith, Incorporated, CIBC World Markets Corp. and Bear,
                Stearns & Co. Inc., as Initial Purchasers(14)
10.219     --   First Supplemental Indenture, dated as of August 2, 2001, by and among the Company, S&E Network, Inc., the Subsidiary
                Guarantors party thereto, and The Bank of New York, as
                Trustee(14)
10.220     --   Purchase Agreement, dated June 29, 2001, among by the
                Company, the Subsidiary Guarantors party thereto, and
                Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner &
                Smith, Incorporated, CIBC World Markets Corp. and Bear,
                Stearns & Co. Inc., as Initial Purchasers
10.221     --   Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New
                York, as Trustee, with respect to the Company's 12 1/4%
                Senior Subordinated Discount Notes due 2009 (incorporated by reference to Exhibit 4.8)
10.222     --   Registration Rights Agreement, dated January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and
                Salomon Smith Barney Inc., UBS Warburg LLC, Bear, Stearns &
                Co. Inc. and Credit Suisse First Boston Corporation, as
                Representatives of the Initial Purchasers

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
10.223     --   Purchase Agreement, dated January 7, 2002, among by the
                Company, the Subsidiary Guarantors party thereto, and
                Salomon Smith Barney Inc., UBS Warburg LLC, Bear, Stearns &
                Co. Inc., and Credit Suisse First Boston Corporation, as
                representatives of the Initial Purchasers
10.224     --   Employment Agreement, dated September 25, 2001, by and
                between the Company and Anthony L. Morrison
10.225     --   Employment Agreement, dated October 1, 2001, by and between the Company and Dean M. Goodman
10.226     --   Amended and Restated Employment Agreement, dated March 12,
                2002, by and between the Company and Thomas E. Severson, Jr.
10.227     --   Employment Agreement, dated as of December 31, 2001, by and between the Company and Seth A. Grossman
21         --   Subsidiaries of the Company
23         --   Consent of PricewaterhouseCoopers LLP
99.1       --   Tax Exemption Savings Agreement, dated May 15, 1994, between the Company and The Christian Network, Inc.(3)

---------------

 (1) Filed with the Company's Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416, and incorporated herein by reference.
 (2) Filed with the Company's Annual Report on Form 10-K, dated March 31, 1995, and incorporated herein by reference.
 (3) Filed with the Company's Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473, and incorporated herein by reference.
 (4) Filed with the Company's Registration Statement on Form S-8, filed January 22, 1997, Registration No. 333-20163, and incorporated herein by reference.
 (5) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1997, and incorporated herein by reference.
 (6) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1997, and incorporated herein by reference.
 (7) Filed with the Company's Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.
 (8) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 1999, and incorporated herein by reference.
 (9) Filed with the Company's Form 8-K dated September 15, 1999 and incorporated herein by reference.
(10) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1999, and incorporated herein by reference.
(11) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 2000, and incorporated herein by reference.
(12) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.
(13) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.
(14) Filed with the Company's Registration Statement on Form S-4, as amended, filed September 10, 2001, Registration No. 333-69192, and incorporated herein by reference.

      (d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm Beach, State of Florida, on March 14, 2002.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                /s/ LOWELL W. PAXSON                   Chairman of the Board, Director  March 14, 2002
-----------------------------------------------------
                  Lowell W. Paxson

                /s/ JEFFREY SAGANSKY                   Chief Executive Officer,         March 14, 2002
-----------------------------------------------------    President and Director
                  Jeffrey Sagansky                       (Principal Executive Officer)

             /s/ THOMAS E. SEVERSON, JR.               Senior Vice President and Chief  March 14, 2002
-----------------------------------------------------    Financial Officer (Principal
               Thomas E. Severson, Jr.                   Financial Officer)

                 /s/ RONALD L. RUBIN                   Vice President, Chief            March 14, 2002
-----------------------------------------------------    Accounting Officer and
                   Ronald L. Rubin                       Corporate Controller
                                                         (Principal Accounting
                                                         Officer)

                /s/ BRUCE L. BURNHAM                   Director                         March 14, 2002
-----------------------------------------------------
                  Bruce L. Burnham

               /s/ JAMES L. GREENWALD                  Director                         March 14, 2002
-----------------------------------------------------
                 James L. Greenwald

                /s/ JOHN E. OXENDINE                   Director                         March 14, 2002
-----------------------------------------------------
                  John E. Oxendine

                /s/ HENRY J. BRANDON                   Director                         March 14, 2002
-----------------------------------------------------
                  Henry J. Brandon

                       PAXSON COMMUNICATIONS CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                               PAGE
                                                               -----
Report of Independent Certified Public Accountants..........   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statement of Changes in Common Stockholders'
  Equity (Deficit)..........................................   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7
Financial Statement Schedule -- Schedule II-Valuation and
  Qualifying Accounts.......................................   F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Paxson Communications Corporation:

     In our opinion, the consolidated financial statements referred to under
Item 14(a)(1) on page 43 and listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Paxson Communications Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to under Item 14(a)(2) on page 43 and listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Miami, Florida
February 19, 2002

                       PAXSON COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $    83,858   $   51,363
  Short-term investments....................................       12,150       50,001
  Restricted cash and short-term investments................           --       13,729
  Accounts receivable, less allowance for doubtful accounts
    of $3,635 and $4,167, respectively......................       29,728       39,528
  Program rights............................................       65,370       79,160
  Prepaid expenses and other current assets.................        5,667        2,065
                                                              -----------   ----------
         Total current assets...............................      196,773      235,846
Property and equipment, net.................................      147,641      174,649
Intangible assets, net......................................      912,147      949,614
Program rights, net of current portion......................       89,672      119,423
Investments in broadcast properties.........................       15,271       33,453
Other assets, net...........................................       22,171       13,062
                                                              -----------   ----------
         Total assets.......................................  $ 1,383,675   $1,526,047
                                                              ===========   ==========
 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities..................  $    25,858   $   21,828
  Accrued interest..........................................       15,220       10,464
  Obligations for program rights............................       76,169       88,336
  Obligations for cable distribution rights.................       12,325       19,840
  Deferred revenue from satellite distribution rights.......        6,414        5,114
  Current portion of bank financing.........................        2,899       15,966
                                                              -----------   ----------
         Total current liabilities..........................      138,885      161,548
Obligations for program rights, net of current portion......       43,396       79,341
Obligations for cable distribution rights, net of current
  portion...................................................          710          972
Deferred revenue from satellite distribution rights, net of
  current portion...........................................       11,776       14,076
Senior subordinated notes and bank financing................      526,281      389,510
Other liabilities...........................................       36,510           --
                                                              -----------   ----------
         Total liabilities..................................      757,558      645,447
                                                              -----------   ----------
Mandatorily redeemable preferred stock......................    1,164,160    1,080,389
                                                              -----------   ----------
Commitments and contingencies (Note 17).....................           --           --
                                                              -----------   ----------
Stockholders' deficit:
  Class A common stock $0.001 par value; one vote per share;
    215,000,000 shares authorized and 56,380,177 and
    55,872,152 shares issued and outstanding................           56           56
  Class B common stock, $0.001 par value; ten votes per
    share; 35,000,000 shares authorized and 8,311,639 shares
    issued and outstanding..................................            8            8
  Common stock warrants and call option.....................       68,384       68,384
  Stock subscription notes receivable.......................       (1,088)      (1,270)
  Addition paid-in capital..................................      512,194      499,304
  Deferred stock option compensation........................       (6,537)      (6,999)
  Accumulated deficit.......................................   (1,109,710)    (759,272)
  Accumulated other comprehensive loss......................       (1,350)          --
                                                              -----------   ----------
         Total stockholders' deficit........................     (538,043)    (199,789)
                                                              -----------   ----------
         Total liabilities, mandatorily redeemable preferred
           stock and common stockholders' deficit...........  $ 1,383,675   $1,526,047
                                                              ===========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Revenues..............................................  $   308,806   $   315,936   $   248,362
Less: agency commissions..............................      (43,480)      (44,044)      (34,182)
                                                        -----------   -----------   -----------
Net revenues..........................................      265,326       271,892       214,180
                                                        -----------   -----------   -----------
Expenses:
  Programming and broadcast operations (excluding
     stock-based compensation of $1,113, $351 and
     $432)............................................       42,457        38,633        33,139
  Program rights amortization.........................       84,808       100,324        91,799
  Selling, general and administrative (excluding
     stock-based compensation of $9,048, $13,515 and
     $16,382).........................................      120,000       137,804       135,063
  Time brokerage and affiliation fees.................        3,621         5,259        14,257
  Stock-based compensation............................       10,161        13,866        16,814
  Adjustment of programming to net realizable value...       66,992        24,400        70,499
  Restructuring charge related to Joint Sales
     Agreements.......................................       (1,229)        5,760            --
  Depreciation and amortization.......................       96,248        96,881        77,860
                                                        -----------   -----------   -----------
       Total operating expenses.......................      423,058       422,927       439,431
                                                        -----------   -----------   -----------
Operating loss........................................     (157,732)     (151,035)     (225,251)
Other income (expense):
  Interest expense....................................      (49,722)      (47,973)      (50,286)
  Interest income.....................................        4,538        14,022         8,570
  Other expenses, net.................................       (4,049)       (4,426)       (7,855)
  Gain on modification of program rights
     obligations......................................          932        10,221            --
  Gain on sale of broadcast assets....................       12,274         1,325        59,453
  Equity in loss of unconsolidated investment.........           --          (539)       (2,260)
                                                        -----------   -----------   -----------
Loss before income taxes and extraordinary item.......     (193,759)     (178,405)     (217,629)
Income tax (provision) benefit........................         (120)         (120)       57,257
                                                        -----------   -----------   -----------
Loss before extraordinary item........................     (193,879)     (178,525)     (160,372)
Extraordinary item....................................       (9,903)           --            --
                                                        -----------   -----------   -----------
Net loss..............................................     (203,782)     (178,525)     (160,372)
Dividends and accretion on redeemable preferred
  stock...............................................     (146,656)     (137,674)      (88,740)
Beneficial conversion feature on issuance of
  convertible preferred stock.........................           --       (75,130)      (65,467)
                                                        -----------   -----------   -----------
Net loss available to common stockholders.............  $  (350,438)  $  (391,329)  $  (314,579)
                                                        ===========   ===========   ===========
Basic and diluted loss per share:
  Loss before extraordinary item......................  $     (5.28)  $     (6.16)  $     (5.10)
  Extraordinary item..................................        (0.15)           --            --
                                                        -----------   -----------   -----------
  Net loss............................................  $     (5.43)  $     (6.16)  $     (5.10)
                                                        ===========   ===========   ===========
Weighted average shares outstanding...................   64,508,761    63,515,340    61,737,576
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                     COMMON
                                                     STOCK        STOCK
                                  COMMON STOCK      WARRANTS   SUBSCRIPTION   ADDITIONAL     DEFERRED
                                -----------------   AND CALL      NOTES        PAID-IN     OPTION PLAN    ACCUMULATED
                                CLASS A   CLASS B    OPTION     RECEIVABLE     CAPITAL     COMPENSATION     DEFICIT
                                -------   -------   --------   ------------   ----------   ------------   -----------
Balance at December 31,
 1998.........................    $53       $8      $ 1,582      $(2,813)      $318,935      $(16,728)    $  (53,364)
 Net loss.....................                                                                              (160,372)
 Stock issued for cable
   distribution rights........      1                                             8,478
 Stock issued for
   acquisition................                                                      500
 Issuance of common stock
   warrants and Class B common
   Stock call option..........                       66,663
 Deferred option plan
   compensation...............                                                   20,112       (20,112)
 Repayment of stock
   subscription receivable....                                     1,543
 Stock-based compensation.....                                                                 16,814
 Stock options exercised......      1                                             4,160
 Beneficial conversion feature
   on issuance of convertible
   preferred stock............                                                   65,467                      (65,467)
 Dividends on redeemable and
   convertible preferred
   stock......................                                                                               (79,005)
 Accretion on redeemable
   preferred stock............                                                                                (9,735)
                                  ---       --      -------      -------       --------      --------     -----------
Balance at December 31,
 1999.........................     55        8       68,245       (1,270)       417,652       (20,026)      (367,943)
 Net loss.....................                                                                              (178,525)
 Stock issued for
   acquisition................                                                      251
 Deferred option plan
   compensation...............                                                      700          (700)
 Stock-based compensation.....                          139                                    13,727
 Stock options exercised......      1                                             5,571
 Cumulative effect adjustment
   for beneficial conversion
   feature....................                                                   75,130                      (75,130)
 Dividends on redeemable and
   convertible preferred
   stock......................                                                                              (111,203)
 Accretion on redeemable
   preferred stock............                                                                               (26,471)
                                  ---       --      -------      -------       --------      --------     -----------
Balance at December 31,
 2000.........................     56        8       68,384       (1,270)       499,304        (6,999)      (759,272)
 Comprehensive loss:
     Net loss.................                                                                              (203,782)
     Unrealized loss on
       interest rate swap.....
     Comprehensive loss.......
 Deferred option plan
   compensation...............                                                    9,699        (9,699)
 Stock-based compensation.....                                                                 10,161
 Stock options exercised......                                                    3,191
 Repayment of stock
   subscription notes
   receivable.................                                       182
 Dividends on redeemable and
   convertible preferred
   stock......................                                                                              (117,056)
 Accretion on redeemable
   preferred stock............                                                                               (29,600)
                                  ---       --      -------      -------       --------      --------     -----------
Balance at December 31,
 2001.........................    $56       $8      $68,384      $(1,088)      $512,194      $ (6,537)    $(1,109,710)
                                  ===       ==      =======      =======       ========      ========     ===========


                                 ACCUMULATED        TOTAL
                                    OTHER       STOCKHOLDERS'
                                COMPREHENSIVE      EQUITY       COMPREHENSIVE
                                    LOSS          (DEFICIT)          LOSS
                                -------------   -------------   --------------
Balance at December 31,
 1998.........................     $    --        $ 247,673
 Net loss.....................                     (160,372)      $(160,372)
                                                                  =========
 Stock issued for cable
   distribution rights........                        8,479
 Stock issued for
   acquisition................                          500
 Issuance of common stock
   warrants and Class B common
   Stock call option..........                       66,663
 Deferred option plan
   compensation...............                           --
 Repayment of stock
   subscription receivable....                        1,543
 Stock-based compensation.....                       16,814
 Stock options exercised......                        4,161
 Beneficial conversion feature
   on issuance of convertible
   preferred stock............                           --
 Dividends on redeemable and
   convertible preferred
   stock......................                      (79,005)
 Accretion on redeemable
   preferred stock............                       (9,735)
                                   -------        ---------
Balance at December 31,
 1999.........................          --           96,721
 Net loss.....................                     (178,525)      $(178,525)
                                                                  =========
 Stock issued for
   acquisition................                          251
 Deferred option plan
   compensation...............                           --
 Stock-based compensation.....                       13,866
 Stock options exercised......                        5,572
 Cumulative effect adjustment
   for beneficial conversion
   feature....................                           --
 Dividends on redeemable and
   convertible preferred
   stock......................                     (111,203)
 Accretion on redeemable
   preferred stock............                      (26,471)
                                   -------        ---------
Balance at December 31,
 2000.........................          --         (199,789)
 Comprehensive loss:
     Net loss.................                     (203,782)      $(203,782)
     Unrealized loss on
       interest rate swap.....      (1,350)          (1,350)         (1,350)
                                                                  ---------
     Comprehensive loss.......                                    $(205,132)
                                                                  =========
 Deferred option plan
   compensation...............                           --
 Stock-based compensation.....                       10,161
 Stock options exercised......                        3,191
 Repayment of stock
   subscription notes
   receivable.................                          182
 Dividends on redeemable and
   convertible preferred
   stock......................                     (117,056)
 Accretion on redeemable
   preferred stock............                      (29,600)
                                   -------        ---------
Balance at December 31,
 2001.........................     $(1,350)       $(538,043)
                                   =======        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $(203,782)  $(178,525)  $(160,372)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     96,248      96,881      77,860
    Stock-based compensation................................     10,161      13,866      16,814
    Loss on extinguishment of debt..........................      9,903          --          --
    Non-cash restructuring charge...........................     (1,229)      5,677          --
    Program rights amortization.............................     84,808     100,324      91,799
    Adjustment of programming to net realizable value.......     66,992      24,400      70,499
    Payments for cable distribution rights..................    (14,418)    (10,727)    (30,713)
    Non-cash barter revenue.................................     (2,168)     (1,102)         --
    Program rights payments and deposits....................   (130,566)   (128,288)   (125,916)
    Provision for doubtful accounts.........................      2,119       3,277       6,164
    Deferred income tax benefit.............................         --          --     (58,109)
    Loss on sale or disposal of assets......................      2,908       3,449       4,483
    Gain on sale of broadcast assets........................    (12,274)     (1,325)    (59,453)
    Equity in loss of unconsolidated investment.............         --         539       2,260
    Gain on modification of program rights obligations......       (932)     (9,230)         --
    Changes in assets and liabilities:
      Decrease (increase) in restricted cash and short-term
         investments........................................     13,729      (5,571)     17,638
      Decrease (increase) in accounts receivable............      3,593      (2,654)    (21,036)
      (Increase) decrease in prepaid expenses and other
         current assets.....................................       (959)        712         394
      Decrease in other assets..............................      6,531       9,393       1,425
      Increase (decrease) in accounts payable and accrued
         liabilities........................................      3,808         266     (13,837)
      Increase (decrease) in accrued interest...............      4,756       2,602      (1,708)
                                                              ---------   ---------   ---------
         Net cash used in operating activities..............    (60,772)    (76,036)   (181,808)
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Decrease (increase) in short-term investments.............     37,851      74,987    (124,987)
  Acquisitions of broadcasting properties, including DP
    Media, Inc..............................................    (15,679)    (74,180)   (171,586)
  (Increase) decrease in investments in broadcast
    properties..............................................         --      (2,957)     14,994
  Purchases of property and equipment.......................    (35,213)    (25,110)    (34,609)
  Proceeds from sales of broadcast assets...................     27,122      14,476     120,726
  Proceeds from sale of broadcast towers and property and
    equipment...............................................     34,396          --          --
  Collection of notes receivable from affiliate.............         --          --      30,644
  DP Media cash balance upon consolidation..................         --          --       4,310
                                                              ---------   ---------   ---------
         Net cash provided by (used in) investing
           activities.......................................     48,477     (12,784)   (160,508)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Borrowings of long-term debt..............................    539,767      19,452      15,812
  Repayments of long-term debt..............................   (416,924)     (2,018)     (9,780)
  Redemption of preferred stock.............................    (59,102)         --          --
  Payment of loan origination costs.........................    (13,787)       (920)         --
  Preferred stock dividends.................................     (3,783)     (7,092)       (171)
  Debt extinguishment premium and costs.....................     (4,754)         --          --
  Proceeds from exercise of common stock options, net.......      3,191       5,572       4,161
  Repayment of stock subscription notes receivable..........        182          --       1,543
  Proceeds from issuance of exchangeable and convertible
    preferred stock, net....................................         --          --     406,500
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........     44,790      14,994     418,065
                                                              ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............     32,495     (73,826)     75,749
Cash and cash equivalents, beginning of year................     51,363     125,189      49,440
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $  83,858   $  51,363   $ 125,189
                                                              =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PAXSON COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     Paxson Communications Corporation (the "Company"), a Delaware corporation, was organized in 1993. The Company owns and operates television stations nationwide, and on August 31, 1998, launched PAX TV. PAX TV is the brand name for the programming that the Company broadcasts through its owned, operated and affiliated television stations, as well as certain cable and satellite system affiliates.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and those of DP Media, Inc. ("DP Media"), a company acquired in June 2000. Prior to acquisition, DP Media was beneficially owned by family members of Lowell W. Paxson ("Mr. Paxson"), the Company's Chairman and principal shareholder. The financial position and results of operations of DP Media have been included in the Company's consolidated financial statements since September 1999 (see Note 4). All significant inter-company balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less and are stated at cost.

SHORT-TERM INVESTMENTS

     Short-term investments consist of marketable government securities with original maturities of one year or less. All short-term investments are classified as trading and are recorded at fair value based upon quoted market prices.

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     Restricted cash and short-term investments at December 31, 2000 consist of cash and other liquid securities held in an escrow account for the payment of principal and interest due in connection with the Company's former senior credit facility (see Note 10).

PROPERTY AND EQUIPMENT

     Purchases of property and equipment, including additions and improvements and expenditures for repairs and maintenance that significantly add to productivity or extend the economic lives of assets, are capitalized at cost and depreciated using the straight line method over their estimated useful lives as follows (see Note 6):

Broadcasting towers and equipment...........................     6-30 years
Office furniture and equipment..............................     5-10 years
Buildings and building improvements.........................    15-40 years
Leasehold improvements......................................  Term of lease
Aircraft, vehicles and other................................        5 years

     Maintenance, repairs, and minor replacements are charged to expense as incurred.

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

     As further described below under "New Accounting Pronouncements", effective January 1, 2002, the Company will no longer amortize Federal Communications Commission ("FCC") licenses and goodwill.

PROGRAM RIGHTS

     The Company's programming consists of both originally developed programs and syndicated programs that have previously aired on other networks. The Company generally has unlimited exclusive domestic broadcast rights for its original programs. For syndicated programs, the Company licenses the exclusive domestic distribution rights for a fixed cost over the license term. Program rights are carried at the lower of unamortized cost or estimated net realizable value. Program rights and the related liabilities are recorded at the contractual amounts when the programming is available to air. Original programming generally is amortized over three years. Syndicated programming rights are amortized over the licensing agreement term using the greater of the straight line per run or straight line over the license term method. The estimated costs of programming which will be amortized during the next year are included in current assets; program rights obligations which become due within the next year are included in current liabilities.

     The Company periodically evaluates the net realizable value of its program rights based on anticipated future usage of programming and the anticipated future ratings and related advertising revenue to be generated on a daypart basis. The Company also evaluates whether future revenues will be sufficient to recover the cost of programs the Company is committed to purchase in the future and, if estimated future revenues are insufficient, the Company accrues a loss related to its programming commitments. As further described in Note 8, during the years ended December 31, 2001, 2000 and 1999, the Company recorded charges of approximately $67.0 million, $24.4 million and $70.5 million, respectively, related to the write-down of program rights to their estimated net realizable value and losses on programming commitments.

CABLE DISTRIBUTION RIGHTS

     The Company has agreements under which it receives cable carriage of its PAX TV programming on certain cable systems in markets not currently served by a Company owned television station. The Company pays fees based on the number of cable television subscribers reached and in certain instances provides local advertising airtime during PAX TV programming. Cable distribution rights generally are recorded at the present value of the Company's future obligation when the Company receives affidavits of subscribers delivered. Cable distribution rights are amortized over seven years using the straight line method. Obligations for cable distribution rights which will be paid within the next year are included in current liabilities.

SATELLITE DISTRIBUTION RIGHTS

     The Company has entered into agreements with satellite television providers for carriage on their systems in exchange for advertising credits. The Company has recorded satellite distribution rights based on the estimated value of the advertising credits at prevailing rates. Satellite distribution rights are amortized over five to seven years using the straight line method. Obligations for satellite distribution rights are recognized as

                       PAXSON COMMUNICATIONS CORPORATION
advertising revenue when advertising credits are utilized. An estimate of the advertising credit that will be utilized within the next year is included in current liabilities.

INVESTMENTS IN BROADCAST PROPERTIES

     Investments in broadcast properties represent the Company's financing of television station acquisitions by third party licensees, purchase options or other investments in entities owning television broadcasting stations or construction permits. In connection with certain of these agreements, the Company has obtained the right to provide programming for the related stations pursuant to time brokerage agreements ("TBAs") and has options to purchase certain of the related station assets and FCC licenses at various amounts and terms (see Note 17). Included in other expenses, net for 1999 is a loss of $4.5 million, reflecting the Company's estimate of advances and costs related to the planned acquisition of a television station which were determined to be unrecoverable due to the termination of the acquisition contract.

LONG-LIVED ASSETS

     The Company reviews long-lived assets, identifiable intangibles and goodwill and reserves for impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. It is possible that the estimated life of certain long-lived assets will be reduced significantly in the near term due to the anticipated industry migration from analog to digital broadcasting. If and when the Company becomes aware of such a reduction of useful lives, depreciation expense will be adjusted prospectively to ensure assets are fully depreciated upon migration. See "New Accounting Pronouncements" for additional information.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company accounts for derivative financial instruments in accordance with SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Company utilizes an interest rate swap to manage the impact of interest rate changes on the Company's senior credit facility borrowings. Under the interest rate swap, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments is recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the cost of the underlying exposure position over the remaining periods originally covered by the terminated swap. If all or part of an underlying position is terminated, the related pro-rata portion of any unrecognized gain or loss on the swap is recognized in income at that time as part of the gain or loss on the termination.

OTHER COMPREHENSIVE LOSS

     Other comprehensive loss for the year ended December 31, 2001 includes the unrealized loss totaling approximately $1.4 million on the Company's interest rate swap accounted for as a cash flow hedge. No

                       PAXSON COMMUNICATIONS CORPORATION
income tax benefit has been recorded due to uncertainty regarding realization of the Company's deferred tax assets. No reclassification adjustments were recorded in 2001. There were no components of other comprehensive loss in 2000 and 1999.

REVENUE RECOGNITION

     Revenue is recognized as commercial spots are aired and ratings guarantees to advertisers, as applicable, are achieved.

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

STOCK-BASED COMPENSATION

     Employee stock options are accounted for using the intrinsic value method. Stock-based compensation to non-employees is accounted for using the fair value method. The Company also provides disclosure of certain pro forma information as if employee stock options were accounted for using the fair value method (see
Note 13).

INCOME TAXES

     The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The Company's income tax provision consists of taxes currently payable, if any, and the change during the year of deferred tax assets and liabilities.

PER SHARE DATA

     Basic and diluted loss per share was computed by dividing the net loss less dividends and accretion and the effect of beneficial conversion features on redeemable preferred stock by the weighted average number of common shares outstanding during the period. Because of losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

     The following securities, which could potentially dilute earnings per share in the future, were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented (in thousands):

                                                               2001     2000     1999
                                                              ------   ------   ------
Stock options outstanding...................................  12,652   10,974   11,991
Class A common stock warrants outstanding...................  32,428   32,428   32,428
Class A common stock reserved under convertible
  securities................................................  38,500   37,893   37,342
                                                              ------   ------   ------
                                                              83,580   81,295   81,761
                                                              ======   ======   ======

                       PAXSON COMMUNICATIONS CORPORATION

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year's financial statements to conform with the 2001 presentation.

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

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment losses for goodwill and other indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The Company will adopt SFAS 142 effective January 1, 2002. The Company is currently assessing the impact of adopting SFAS 142, however it does not anticipate a material impairment loss, if any, resulting from adoption. Upon adoption of SFAS 142, the Company will no longer amortize goodwill and FCC license intangibles (which the Company believes have indefinite lives), which totaled approximately $842.7 million, net of accumulated amortization of $140.3 million at December 31, 2001. Under existing accounting standards, these assets are being amortized over 25 years. Amortization expense related to goodwill and FCC licenses totaled approximately $39.5 million for the year ended December 31, 2001.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations -- Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial position or results of operations.

2. NBC TRANSACTION:

     Effective September 15, 1999 (the "Issue Date"), the Company entered into an Investment Agreement (the "Investment Agreement") with National Broadcasting Company, Inc. ("NBC"), pursuant to which

                       PAXSON COMMUNICATIONS CORPORATION

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

     The common stock purchase warrants issued to NBC consist of a warrant to purchase up to 13,065,507 shares of Class A Common Stock at an exercise price of $12.60 per share ("Warrant A") and a warrant to purchase up to 18,966,620 shares of Class A Common Stock ("Warrant B") at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price), subject to a minimum exercise price during the first three years after the Issue Date of $22.50 per share. The Warrants are exercisable through September 2009 subject to certain conditions and limitations.

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

     The Investment Agreement requires the Company to obtain the consent of NBC or its permitted transferee with respect to certain corporate actions, as set forth in the Investment Agreement, and grants NBC certain rights with respect to the operations of the Company. NBC was also granted certain demand and piggyback registration rights with respect to the shares of Class A Common Stock issuable upon conversion of

                       PAXSON COMMUNICATIONS CORPORATION
the Series B Convertible Preferred Stock (or conversion of any exchange debentures issued in exchange therefor), exercise of the Warrants or conversion of the Class B Common Stock subject to the Call Right.

     NBC, the Company, Mr. Paxson and certain entities controlled by Mr. Paxson also entered into a Stockholder Agreement, pursuant to which, if permitted by the Communications Act and FCC rules and regulations, the Company may nominate persons named by NBC for election to the Company's board of directors and Mr. Paxson and his affiliates have agreed to vote their shares of common stock in favor of the election of such persons as directors of the Company. Should no NBC nominee be serving as a member of the Company's board of directors, then NBC may appoint two observers to attend all board meetings. In December 1999 and March 2000, the Company's Board of Directors elected three NBC nominees to fill newly created vacancies on the board. At the Company's Annual Meeting of Stockholders in May 2000, all of the Company's directors, including the NBC nominees were re-elected for terms of one to three years. In November and December of 2001, the three Directors nominated by NBC resigned. The Stockholder Agreement further provides that the Company shall not, without the prior written consent of NBC, enter into certain agreements or adopt certain plans, as set forth in the Stockholder Agreement, which would be breached or violated upon the acquisition of the Company securities by NBC or its affiliates or would otherwise restrict or impede the ability of NBC or its affiliates to acquire additional shares of capital stock of the Company.

     The Company and NBC have entered into a number of agreements affecting the Company's business operations, including an agreement under which NBC provides network sales, marketing and research services for the Company's PAX TV Network, and Joint Sales Agreements ("JSA") between the Company's stations and NBC's owned and operated stations serving the same markets. Pursuant to the terms of the JSAs, the NBC stations sell all non-network spot advertising of the Company's stations and receive commission compensation for such sales and the Company's stations may agree to carry one hour per day of the NBC station's syndicated or news programming. Certain Company station operations, including sales operations, are integrated with the corresponding functions of the related NBC station and the Company reimburses NBC for the cost of performing these operations. During the years ended December 31, 2001 and 2000, the Company paid or accrued amounts due to NBC totaling approximately $19.1 million and $17.8 million, respectively, for commission compensation and cost reimbursements incurred in conjunction with these agreements.

     In December 2001, the Company commenced a binding arbitration proceeding against NBC. The Company also made two filings with the FCC, one of which requests a declaratory ruling as to whether conduct by NBC has caused NBC to have an attributable interest in the Company in violation of FCC rules or has infringed upon the Company's rights as an FCC license holder. The second FCC filing seeks to deny FCC approval of NBC's acquisition of Telemundo Communications Group, Inc. (the "Telemundo Group") television stations. See Note 17 for further discussion.

3. JSA RESTRUCTURING:

     In connection with the NBC strategic relationship, the Company entered into JSAs with certain of NBC's owned and operated stations in 1999 and 2000. During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into JSAs primarily with NBC affiliate stations in each of the Company's remaining non-JSA markets. To date, the Company has entered into JSAs for 55 of its television stations, 19 of which entered into JSAs prior to adoption of the formal JSA restructuring plan. Under the JSA structure, the Company generally terminates its station sales staff. The JSA partner then provides local and national spot advertising sales management and representation to the Company station and integrates and co-locates the Company station operations. The Company's restructuring plan included two major components: (1) termination of 226 station sales and administrative employees; and (2) exiting Company studio and sales office leased properties. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000 consisting of $2.7 million of termination

                       PAXSON COMMUNICATIONS CORPORATION
benefits and $3.1 million of costs associated with exiting leased properties which will no longer be utilized upon implementation of the JSAs. Through December 31, 2001, the Company has paid termination benefits to 76 employees totaling approximately $1.5 million and paid lease termination costs of approximately $0.9 million, which were charged against the restructuring reserve. The Company has made substantial progress in executing its restructuring plan, however due to events outside the Company's control including the events of September 11, 2001, the Company was unable to fully complete the plan in 2001. Although the Company has completed the integration of its sales function at most of the JSA locations, the Company has been unable to complete the integration of its master control operations at certain JSA stations in 2001. The Company now expects to substantially complete the JSA restructuring by the end of the third quarter of 2002, except for contractual lease obligations for closed locations, which continue through 2008.

     To date the Company has been unable to reach an agreement with a JSA partner for four of the stations included in its restructuring plan. Although the Company intends to continue pursuing JSAs for these stations, the Company is currently unable to determine the ultimate timing of these JSAs. Accordingly, in the fourth quarter of 2001, the Company reversed approximately $1.2 million of restructuring reserves primarily related to these four stations and certain other reserves which were no longer required.

     The following summarizes the activity in the Company's restructuring reserves for the year ended December 31, 2001 (in thousands):

                                          BALANCE           CASH      AMOUNTS CREDITED TO        BALANCE
                                     DECEMBER 31, 2000   DEDUCTIONS   COSTS AND EXPENSES    DECEMBER 31, 2001
                                     -----------------   ----------   -------------------   -----------------
Accrued liabilities:
  Lease costs......................       $3,091          $  (944)          $  (430)             $1,717
  Severance........................        2,586           (1,405)             (799)                382
                                          ------          -------           -------              ------
                                          $5,677          $(2,349)          $(1,229)             $2,099
                                          ======          =======           =======              ======

     During 2000, the Company recognized severance and lease termination costs related to JSAs entered into prior to management's approval of the restructuring plan totaling approximately $942,000 which are included in selling, general and administrative expenses.

4. CERTAIN TRANSACTIONS WITH RELATED PARTIES:

     In addition to the transactions with NBC described in Note 2, the Company has entered into certain operating and financing transactions with related parties as described below.

DP MEDIA, INC.

     In June 2000, the Company completed the acquisition of DP Media for aggregate consideration of $113.5 million, $106.0 million of which had previously been advanced by the Company during 1999. DP Media's assets included a 32% equity interest in a limited liability company controlled by the former stockholders of DP Media, which owns television station WWDP in Norwell, Massachusetts. The Company is entitled to receive a 45% distribution of the proceeds upon sale of the station which, pursuant to the terms of the limited liability company agreement, must be sold by March 2003. The Company allocated the aggregate purchase price of DP Media to the assets acquired and liabilities assumed based on their relative fair market values. The assets, liabilities and results of operations of WWDP are no longer consolidated within the financial statements of the Company. The Company accounts for its equity interest in WWDP utilizing the equity method of accounting and has recorded its equity investment in WWDP within other assets.

     During the third quarter of 1999, the Company advanced funds to DP Media which were utilized to fund operating cash flow needs. As a result of the Company's significant operating relationships with DP Media and its funding of DP Media's operating cash flow needs, the assets and liabilities of DP Media, together with their

                       PAXSON COMMUNICATIONS CORPORATION
results of operations were included in the Company's consolidated financial statements since September 30, 1999. In consolidating DP Media, at December 31, 1999, the Company recorded current assets of approximately $4.3 million, current liabilities of approximately $1.3 million, property, plant and equipment of approximately $22.2 million, intangible assets of approximately $72.2 million and other assets of approximately $2.6 million.

     In August 1999, a subsidiary of DP Media repaid notes receivable to the Company of $15.5 million and $15.0 million in connection with its acquisition of WBPX in Boston and WHPX in Hartford.

     Prior to the acquisition of DP Media, the Company and DP Media had entered into various operating agreements including affiliation, services and commercial representation and sales agreements. Subsequent to the consolidation of DP Media in September 1999, all intercompany transactions with DP Media have been eliminated. Prior to consolidation, the Company recorded time brokerage and affiliation fees related to stations owned by DP Media totaling approximately $13.6 million in 1999. Additionally, during 1999, the Company recorded commission revenue of $404,000 under its services and commercial representation agreements with DP Media.

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

     License Agreement. The Company and CNI entered into a three year agreement in March 1999 under which the Company pays license fees to CNI to broadcast CNI's religious programming. During the years ended December 31, 2001, 2000 and 1999, the Company paid license fees in connection with this agreement of approximately $215,000, $210,000 and $138,000, respectively.

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

     Worship Channel Studio. CNI and the Company have contracted for the Company to lease CNI's television production and distribution facility, the Worship Channel Studio. The Company utilizes this facility primarily as its network operations center and originates the PAX TV network signal from this location. During the years ended December 31, 2001, 2000 and 1999, the Company incurred rental charges in connection with this agreement of $205,000, $199,000 and $195,000, respectively.

                       PAXSON COMMUNICATIONS CORPORATION

AIRCRAFT LEASE

     During 1997, the Company entered into a three year aircraft lease with a company which is owned by Mr. Paxson. The lease is for a Boeing 727 aircraft with monthly payments of approximately $64,000. Effective, January 1, 2001 the Company no longer leases the aircraft. In connection with such lease, the Company incurred rental costs of approximately $759,000 and $763,000 during the years ended December 31, 2000 and 1999, respectively.

STOCKHOLDERS AGREEMENT

     Certain entities controlled by Mr. Paxson are parties to a stockholders agreement whereby they were granted registration rights with respect to shares of common stock they hold.

5. ACQUISITIONS AND DIVESTITURES:

     During 2001, the Company acquired the assets of three television stations for total consideration of approximately $30.8 million of which $16.1 million was paid in prior years. Additionally, the Company paid approximately $1.0 million to acquire the minority interest in a station acquired in 1998. During 2000, in addition to the acquisition of DP Media described in Note 4, the Company acquired the assets of four television stations (including construction permits) for total consideration of approximately $68.7 million of which $10.9 million was paid in prior years. During 1999, the Company acquired the assets of five television stations (including construction permits), for total consideration of approximately $65.6 million. In February 1999, the Company also completed its acquisition of WCPX in Chicago by transferring its interest in KWOK in San Francisco as partial consideration for WCPX. In connection with the transfer of ownership of KWOK, the Company recognized a pre-tax gain of approximately $23.8 million.

     During 2001, the Company sold interests in five stations for aggregate consideration of approximately $31.9 million and realized pre-tax gains of approximately $12.3 million on these sales. During 2000, the Company sold interests in four stations for aggregate consideration of approximately $14.5 million and realized pre-tax gains of approximately $1.3 million on these sales. During 1999, the Company sold its interests in four stations for aggregate consideration of approximately $61 million and realized pre-tax gains of approximately $18.7 million on these sales. In addition, in February 1999, the Company sold its 30% interest in The Travel Channel, L.L.C. ("The Travel Channel") for aggregate consideration of approximately $55 million and realized a pre-tax gain of approximately $17 million. The results of operations of The Travel Channel have been included in the Company's December 31, 1999 consolidated statement of operations using the equity method of accounting through the date of sale.

6. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                                2001        2000
                                                              ---------   ---------
Broadcasting towers and equipment...........................  $ 231,797   $ 229,414
Office furniture and equipment..............................     19,854      20,012
Buildings and leasehold improvements........................     17,610      21,446
Land and land improvements..................................      1,280       3,417
Aircraft, vehicles and other................................      3,539       3,905
                                                              ---------   ---------
                                                                274,080     278,194
Accumulated depreciation....................................   (126,439)   (103,545)
                                                              ---------   ---------
Property and equipment, net.................................  $ 147,641   $ 174,649
                                                              =========   =========

                       PAXSON COMMUNICATIONS CORPORATION

     Depreciation expense aggregated approximately $37.1 million, $37.7 million and $28.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. In connection with restructuring activities described in Note 3, the Company identified certain leasehold improvements and office furniture and equipment which will no longer be used in its operations upon exiting certain leased properties. The Company has prospectively shortened the estimated remaining useful lives through the expected disposal date of these assets resulting in approximately $3.1 million and $2.1 million of additional depreciation expense in 2001 and 2000, respectively.

     As described in Note 10, the Company's senior credit facility is secured by all assets of the Company, including property and equipment.

7. INTANGIBLE ASSETS:

     Intangible assets consist of the following (in thousands):

                                                                 2001         2000
                                                              ----------   ----------
FCC licenses and goodwill...................................  $  982,941   $  969,052
Cable distribution rights...................................     106,957      101,172
Satellite distribution rights...............................      20,345       20,345
Covenants not to compete....................................       3,484        4,364
Favorable lease and other contracts.........................       2,028        2,003
                                                              ----------   ----------
                                                               1,115,755    1,096,936
Accumulated amortization....................................    (203,608)    (147,322)
                                                              ----------   ----------
Intangible assets, net......................................  $  912,147   $  949,614
                                                              ==========   ==========

     Amortization expense related to intangible assets aggregated $59.1 million, $59.2 million and $49.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. As discussed in Note 1, upon adoption of SFAS 142 on January 1, 2002, the Company will no longer amortize FCC licenses and goodwill.

8. PROGRAM RIGHTS:

     Program rights consist of the following (in thousands):

                                                                2001        2000
                                                              ---------   ---------
Program rights..............................................  $ 394,847   $ 512,804
Accumulated amortization....................................   (239,805)   (314,221)
                                                              ---------   ---------
                                                                155,042     198,583
Less: current portion.......................................    (65,370)    (79,160)
                                                              ---------   ---------
Program rights, net.........................................  $  89,672   $ 119,423
                                                              =========   =========

     Program rights amortization expense aggregated $84.8 million, $100.3 million and $91.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     In furtherance of the Company's strategy to increase its audience ratings through the development of PAX TV original programming, in the third quarter of 2001, the Company decided to gradually phase the syndicated program Touched By An Angel ("Touched") out of primetime and into the daytime period. Touched will be replaced in primetime with original programming. Based on this change, the Company adjusted its estimate of the anticipated future usage of Touched and certain other syndicated programs and the related advertising revenues expected to be generated and recognized a charge of approximately $67.0 million related to the net realizable value of these programming assets and related programming commitments. The charge includes a $22.2 million accrued loss related to programming commitments for the 2001/2002 season

                       PAXSON COMMUNICATIONS CORPORATION
of Touched currently airing on CBS which is included in other liabilities in the accompanying December 31, 2001 balance sheet. The Company is contractually obligated to license future seasons of Touched if the series is renewed by CBS. Additional programming losses, if any, will be recorded at the time the Company becomes committed to license future seasons of Touched. In addition, in 2000 and 1999, respectively, the Company adjusted the carrying value of certain of its program rights to net realizable value resulting in an expense of approximately $24.4 million and $70.5 million, respectively.

     In March 2000, the Company gave up its rights to air certain syndicated programming, in exchange for approximately $4.9 million in cash and forgiveness of the remaining programming rights payments due under the original programming agreement. This transaction resulted in a gain of approximately $9.9 million. In September 2000, the Company assigned certain other programming rights to a third party who assumed the Company's remaining payment obligation. In connection with this transaction, $2.8 million of deferred gain was recorded. The deferred gain is being amortized over the term of the third party's assumed payments as the Company remains liable should the third party default. Approximately $932,000 and $311,000 of this deferred gain was recognized into income in 2001 and 2000, respectively.

     As of December 31, 2001, the Company's programming contracts require collective payments by the Company of approximately $162.7 million as follows (in thousands):

                                                  OBLIGATIONS FOR     PROGRAM
                                                      PROGRAM         RIGHTS
                                                      RIGHTS        COMMITMENTS    TOTAL
                                                  ---------------   -----------   --------
2002............................................     $ 76,169         $10,803     $ 86,972
2003............................................       26,673           9,218       35,891
2004............................................       12,500          10,085       22,585
2005............................................        4,223           9,635       13,858
2006............................................           --           3,345        3,345
                                                     --------         -------     --------
                                                     $119,565         $43,086     $162,651
                                                     ========         =======     ========

     The Company has also committed to purchase at similar terms additional future episodes of certain of these programs should they be made available.

9. OBLIGATIONS FOR CABLE DISTRIBUTION RIGHTS:

     As of December 31, 2001, obligations for cable distribution rights require collective payments by the Company of approximately $13.2 million as follows (in thousands):

2002........................................................   $12,325
2003........................................................       504
2004........................................................       180
2005........................................................       180
                                                               -------
                                                                13,189
Less: Amount representing interest..........................      (154)
                                                               -------
Present value of obligations for cable distribution
  rights....................................................   $13,035
                                                               =======

                       PAXSON COMMUNICATIONS CORPORATION

10. SENIOR SUBORDINATED NOTES AND BANK FINANCING:

     Senior subordinated notes and bank financing consists of the following (in thousands):

                                                                2001       2000
                                                              --------   --------
10 3/4% Senior Subordinated Notes, due 2008.................  $200,000   $     --
11 5/8% Senior Subordinated Notes, repaid in July 2001......        --    230,000
Senior Credit Facility, secured by all assets of the
  Company:
     - $25 million revolving line of credit, maturing June
       30, 2006, interest at LIBOR plus 3.0% or Base Rate
       (as defined) plus 2.0% at the Company's option (5.43%
       at December 31, 2001)................................    25,000         --
     - $50 million Term A loan, maturing December 31, 2005,
       interest at LIBOR plus 3.0% or Base Rate (as defined)
       plus 2.0% at the Company's option (5.33% at December
       31, 2001), quarterly principal payments beginning
       September 30, 2003...................................    20,000         --
     - $285 million Term B loan, maturing June 30, 2006,
       interest at LIBOR plus 3.0% or Base Rate (as defined)
       plus 2.0% at the Company's option (6.16% at December
       31, 2001), quarterly principal payments..............   283,575         --
Senior Credit Facility, repaid in July 2001, interest at
  LIBOR plus 3.50% or base rate plus 2.50%, at the Company's
  option (10.26% at December 31, 2000)......................        --    122,000
Equipment facility, repaid in July 2001, interest at the
  Index Rate, as defined, plus 2.75% per annum, LIBOR plus
  3.75% per annum or the commercial paper rate plus 3.75%
  per annum, at the Company's option (10.11% at December 31,
  2000), secured by purchased assets........................        --     53,689
Other.......................................................       605        648
                                                              --------   --------
                                                               529,180    406,337
Less: discount on Senior Subordinated Notes.................        --       (861)
Less: current portion.......................................    (2,899)   (15,966)
                                                              --------   --------
                                                              $526,281   $389,510
                                                              ========   ========

     On July 12, 2001, the Company completed a $560 million financing consisting of a $360 million senior credit facility and $200 million of 10 3/4% Senior Subordinated Notes due 2008 (the "Notes"). Proceeds from the initial funding under the new senior credit facility and the 10 3/4% Senior Subordinated Notes offering were used to repay all of the Company's indebtedness and obligations under its previously existing credit facilities which were scheduled to mature in June 2002, to redeem its 11 5/8% Senior Subordinated Notes and its 12% redeemable preferred stock, as well as to pay redemption premiums, fees and expenses in connection with the refinancing. In 2001, the Company recognized an extraordinary loss related to early extinguishment of debt totaling approximately $9.9 million resulting primarily from the write-off of unamortized debt costs related to the refinanced indebtedness and the redemption premium and costs associated with the repayment of the 11 5/8% Senior Subordinated Notes. As further described in Note 18, in January 2002 the Company issued $308.3 million of senior subordinated discount notes due 2009.

     The $360 million senior credit facility consists of a $25 million revolving credit facility maturing June 2006, a $50 million delayed draw Term A facility maturing December 2005 and a $285 million Term B facility maturing June 2006. The revolving credit facility is available for general corporate purposes and the Term A

                       PAXSON COMMUNICATIONS CORPORATION
facility is available to fund capital expenditures. The interest rate under the bank facility is LIBOR plus 3.0% or Base Rate (as defined) plus 2.0% at the Company's option. The 10 3/4 Senior Subordinated Notes are due in 2008 and interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2002. In September 2001, the Company entered into an interest rate swap in the notional amount of $144.0 million to hedge the impact of interest rate changes on a portion of our variable rate indebtedness. The fixed rate under the swap is 3.64% and variable rates are indexed to LIBOR.

     The Notes contain certain covenants, which, among other things, restrict additional indebtedness, payment of dividends, stock issuance of subsidiaries, certain investments and transfers or sales of assets, and provide for the repurchase of the Notes in the event of a change in control of the Company. The Notes are general unsecured obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company and senior in right to all future subordinated indebtedness of the Company.

     The Notes are redeemable at the Company's option on or after July 15, 2005 at the redemption prices set forth below (expressed as a percentage of the face value) plus accrued interest to the date of redemption:

TWELVE MONTH PERIOD
BEGINNING JULY 15,
-------------------
       2005.................................................   105.375%
       2006.................................................   102.688%
       2007.................................................   100.000%

     The senior credit facility contains various covenants restricting the Company's ability and the ability of its subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting our activities. The senior credit facility also contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined) for each of the fiscal quarters ended June 30, 2001 through December 31, 2003 and (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after June 30, 2004. At December 31, 2001, the Company was in compliance with these covenants, as applicable. The Company believes that it will continue to be in compliance with its debt covenants through the end of fiscal 2002. However, there can be no assurance that the Company will continue to be in compliance. If the Company were to violate any of these covenants, the Company would be required to seek a waiver from its lenders under the senior credit facility and possibly seek an amendment to the senior credit facility. Although the Company believes, based on discussions with its lenders, that the Company would be able to obtain waivers or amendments to its senior credit facility relating to these covenants, there can be no assurance that the Company's lenders under its senior credit facility would grant the Company any waiver or amendment which might become necessary. If the Company failed to meet any of its financial covenants and the Company's lenders did not grant a waiver or amend the facility, the lenders would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment. There can be no assurance that the Company would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

                       PAXSON COMMUNICATIONS CORPORATION

     Aggregate maturities of senior subordinated notes and bank financing at December 31, 2001 are as follows (in thousands):

        2002........................................................  $  2,899
        2003........................................................     3,004
        2004........................................................     3,107
        2005........................................................    22,617
        2006........................................................   297,246
        Thereafter..................................................   200,307
                                                                      --------
                                                                      $529,180
                                                                      ========

     Debt issuance costs are amortized to interest expense over the term of the indebtedness using the effective interest method.

11. DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company has entered into an interest rate swap with a financial institution to manage the impact of interest rate changes on the Company's variable rate indebtedness. This interest rate swap has an aggregate notional amount of $144.0 million and contractually matures in 2003. The fixed rate under the swap is 3.64% and variable rates are indexed to LIBOR.

     The amounts exchanged by the counterparties to interest rate derivatives are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate derivatives form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Company's exposure as an end user of derivative financial instruments.

     The Company is exposed to credit related losses in the event of non-performance by counterparties to derivative financial instruments. The Company monitors the credit worthiness of the counterparties and presently does not expect default by any of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments.

     The Company has accounted for the swap as a cash flow hedge pursuant to SFAS No. 133, as amended, with changes in the fair value included as a component of other comprehensive loss. At December 31, 2001, the fair value of the swap was a liability of approximately $1.4 million.

12. INCOME TAXES:

     The (provision) benefit for federal and state income taxes for the three years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                             2001    2000     1999
                                                             -----   -----   -------
Current:
     Federal...............................................  $  --   $  --   $   975
     State.................................................   (120)   (120)   (1,827)
                                                             -----   -----   -------
                                                             $(120)  $(120)  $  (852)
                                                             =====   =====   =======
Deferred:
     Federal...............................................  $  --   $  --   $51,293
     State.................................................     --      --     6,816
                                                             -----   -----   -------
                                                             $  --   $  --   $58,109
                                                             =====   =====   =======

                       PAXSON COMMUNICATIONS CORPORATION

     Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

                                                                2001        2000
                                                              ---------   ---------
Deferred tax assets:
     Net operating loss carryforwards.......................  $ 243,112   $ 190,365
     Programming rights.....................................     29,306      14,980
     Deferred compensation..................................     17,731      14,987
     Other..................................................      2,583       4,335
                                                              ---------   ---------
                                                                292,732     224,667
     Deferred tax asset valuation allowance.................   (156,753)    (84,204)
                                                              ---------   ---------
                                                                135,979     140,463
Deferred tax liabilities:
     Basis difference on fixed and intangible assets........   (135,979)   (140,463)
                                                              ---------   ---------
          Net deferred taxes................................  $      --   $      --
                                                              =========   =========

     The reconciliation of income tax provision (benefit) computed at the U.S. federal statutory tax rate, to the provision (benefit) for income taxes is as follows (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Tax benefit at U.S. federal statutory tax rate.......  $(71,281)  $(62,442)  $(76,170)
State income tax benefit, net of federal tax.........    (5,958)    (5,145)    (6,426)
Non deductible items.................................     1,773      1,548      1,198
Valuation allowance..................................    72,549     63,498     24,358
Other................................................     3,037      2,661       (217)
                                                       --------   --------   --------
Provision (benefit) for income taxes.................  $    120   $    120   $(57,257)
                                                       ========   ========   ========

     The Company has recorded a valuation allowance for its net deferred tax assets at December 31, 2001 and 2000, as it believes it is more likely than not that it will be unable to utilize its net deferred tax assets. During the year ended December 31, 1999, the Company recognized a deferred tax benefit to the extent that the Company had offsetting deferred tax liabilities.

     The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $640 million at December 31, 2001 expiring through 2021. A portion of the net operating losses, amounting to approximately $7.9 million, are limited to annual utilization as a result of a change in ownership occurring when the Company acquired the subsidiary. Additionally, further limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

13. STOCK INCENTIVE PLANS:

     The Company has established various stock incentive plans to provide incentives to officers, employees and others who perform services for the Company through awards of options and shares of restricted stock. Awards granted under the plans are at the discretion of the Company's Compensation Committee and may be in the form of either incentive or nonqualified stock options or awards of restricted stock. Options granted under the plans generally vest over a four to five year period and expire ten years after the date of grant. At December 31, 2001, 693,978 shares of Class A common stock were available for additional awards under the plans.

                       PAXSON COMMUNICATIONS CORPORATION

     When options are granted to employees, a non-cash charge representing the difference between the exercise price and the fair market value of the common stock underlying the vested options on the date of grant is recorded as stock-based compensation expense with the balance deferred and amortized over the remaining vesting period. For the years ended December 31, 2001, 2000 and 1999, the Company recognized approximately $10.2 million, $13.9 million and $16.8 million, respectively, of stock-based compensation expense related to options and warrants and expects to recognize an additional expense of approximately $6.5 million over the next four years as such outstanding options vest.

     In May 2000, the Compensation Committee of the Board of Directors approved certain amendments to the terms of the stock options previously granted under the Company's stock option plans. The amendments were as follows: (1) to extend the exercise period in the event of an involuntary termination other than for cause to three years from the date of termination (or the original expiration, if earlier); (2) to extend the exercise period in the event of a voluntary termination to one year from the date of termination (or the original expiration, if earlier); and (3) to retroactively revise the vesting schedule for those options which included a deferred vesting schedule over a five year period at the rates of 10%, 15%, 20%, 25% and 30% per year to a vesting schedule at the rate of 20% per year over a five year period. These modifications resulted in a new measurement date for purposes of measuring compensation expense for stock options outstanding at the date of the modification. However, no additional compensation expense was recognized as the intrinsic value at the modification date did not exceed the intrinsic value at the original measurement date.

     During 1999, the Company modified the terms of certain stock options in connection with the termination of employment of the holders. Included in stock-based compensation expense is $2.1 million reflecting the additional intrinsic value of those awards at the date of modification. Also in 1999, the Compensation Committee of the Board of Directors reduced the per share exercise price of 840,000 unvested stock options held by the Company's CEO to $.01 and 360,000 vested stock options held by the Company's CEO to $1.00. The Company recognized stock based compensation of approximately $2.3 million, $5.7 million and $9.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, related to these options.

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

     A summary of the Company's 1994, 1996 and 1998 stock option plans as of December 31, 2001, 2000 and 1999 and changes during the three years ending December 31, 2001 is presented below:

                                       2001                   2000                    1999
                               --------------------   ---------------------   ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                               NUMBER OF   EXERCISE   NUMBER OF    EXERCISE   NUMBER OF    EXERCISE
                                OPTIONS     PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                               ---------   --------   ----------   --------   ----------   --------
Outstanding, beginning of
  year.......................  7,774,286    $6.66      8,891,061    $6.31      9,341,662    $5.86
Granted......................  2,303,750     7.25        515,000     7.25      2,364,000     7.25
Forfeited....................   (117,575)    8.23       (366,925)    6.88     (1,612,500)    7.21
Exercised....................   (508,025)    6.39     (1,264,850)    4.40     (1,202,101)    3.46
                               ---------              ----------              ----------
Outstanding, end of year.....  9,452,436     5.91      7,774,286     5.59      8,891,061     5.37
                               =========              ==========              ==========
Weighted average fair value
  of options granted during
  the year...................                8.22                    6.88                    6.90

                       PAXSON COMMUNICATIONS CORPORATION

     The majority of the Company's option grants have been at exercise prices of $7.25 and $3.42, prices which have historically been below the fair market value of the underlying common stock at the date of grant.

     The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2001:

                                                                   WEIGHTED
                                                      NUMBER        AVERAGE         NUMBER
                                                   OUTSTANDING     REMAINING    EXERCISABLE AT
                                                   DECEMBER 31,   CONTRACTUAL    DECEMBER 31,
EXERCISE PRICES                                        2001          LIFE            2001
---------------                                    ------------   -----------   --------------
  $0.01..........................................     840,000          6            600,000
  $1.00..........................................     360,000          6            360,000
  $3.42..........................................   1,123,711          3          1,118,711
  $7.25..........................................   7,128,725          8          3,409,325
                                                    ---------                     ---------
                                                    9,452,436                     5,488,036
                                                    =========                     =========

     Had compensation expense for the Company's option plans been determined using the fair value method the Company's net loss and net loss per share would have been as follows (in thousands except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2001        2000        1999
                                                    ---------   ---------   ---------
Net loss available to common stockholders:
  As reported.....................................  $(350,438)  $(391,329)  $(314,579)
  Pro forma.......................................   (358,587)   (410,845)   (319,919)
Basic and diluted net loss per share:
  As reported.....................................  $   (5.43)  $   (6.16)  $   (5.10)
  Pro forma.......................................      (5.56)      (6.47)      (5.18)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility range of 50% to 73%, and risk free interest rates of 4.3% to 6.9% and weighted average expected option terms of .5 to 7.5 years.

     In addition to the options granted under its stock incentive plans, the Company has granted nonqualified options to purchase 3,200,000 (3,100,000 in 1999) shares of Class A common stock to members of senior management and others. These grants consist primarily of options granted in 1999 to purchase 1,000,000 shares of Class A common stock, which vest over three years and expire in ten years, and options to purchase 2,000,000 shares which vest over four years and expire in ten years. The exercise price for options vesting on the first anniversary is $10. The exercise prices for options vesting on the second anniversary are $12.03 (options to purchase 333,333 shares) and $11.68 (options to purchase 500,000 shares). The exercise prices for options vesting on the third anniversary are $9.03 (options to purchase 333,334 shares) and $10.85 (options to purchase 500,000 shares). The exercise price for options vesting on the final anniversary (500,000 shares) will be the lower of $21, or the fair market value of the common stock on the prior anniversary date. The Company recognized stock-based compensation related to these grants of approximately $929,000, $2.3 million and $873,000 for the years ended December 2001, 2000 and 1999, respectively. The options granted which vest on the final anniversary are being accounted for as variable plans and the ultimate compensation expense for such options cannot be determined until their vesting date.

                       PAXSON COMMUNICATIONS CORPORATION

14. MANDATORILY REDEEMABLE PREFERRED STOCK:

     The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the three years ended December 31, 2001 and the aggregate liquidation preference as of December 31, 2001 (in thousands):

                                                              JUNIOR
                                                           EXCHANGEABLE                   SERIES B
                                JUNIOR     EXCHANGEABLE     PREFERRED     CONVERTIBLE    CONVERTIBLE
                               PREFERRED     PREFERRED        STOCK        PREFERRED      PREFERRED
                               STOCK 12%   STOCK 12 1/2%     13 1/4%      STOCK 9 3/4%    STOCK 8%       TOTAL
                               ---------   -------------   ------------   ------------   -----------   ----------
Balance at December 31,
  1998.......................   $49,096      $191,517        $205,632       $ 75,156      $     --     $  521,401
Issuances....................        --            --              --             --       339,837        339,837
Accretion....................       697           673           1,164            486         6,715          9,735
Accrual of cumulative
  dividends..................     6,519        25,371          29,430          8,002         9,683         79,005
Cash dividends...............      (171)           --              --             --            --           (171)
                                -------      --------        --------       --------      --------     ----------
Balance at December 31,
  1999.......................    56,141       217,561         236,226         83,644       356,235        949,807
Accretion....................       714           676           1,170            489        23,422         26,471
Accrual of cumulative
  dividends..................     7,092        28,641          33,458          8,812        33,200        111,203
Cash dividends...............    (7,092)           --              --             --            --         (7,092)
                                -------      --------        --------       --------      --------     ----------
Balance at December 31,
  2000.......................    56,855       246,878         270,854         92,945       412,857      1,080,389
Accretion....................     2,247           679           1,177            492        25,005         29,600
Accrual of cumulative
  dividends..................     3,783        32,333          38,037          9,703        33,200        117,056
Cash dividends...............    (3,783)           --              --             --            --         (3,783)
Redemption...................   (59,102)           --              --             --            --        (59,102)
                                -------      --------        --------       --------      --------     ----------
Balance at December 31,
  2001.......................   $    --      $279,890        $310,068       $103,140      $471,062     $1,164,160
                                =======      ========        ========       ========      ========     ==========
Aggregate liquidation
  preference at December 31,
  2001.......................   $    --      $283,167        $315,911       $105,655      $491,083     $1,195,816
                                =======      ========        ========       ========      ========     ==========

JUNIOR PREFERRED STOCK 12%

     In July 2001, the Company redeemed all 33,000 shares issued and outstanding of its $0.001 par value Junior Preferred Stock (the "Junior Preferred Stock"). Prior to redemption, the Company paid cash dividends of approximately $3.8 million and $7.1 million in 2001 and 2000, respectively.

CUMULATIVE EXCHANGEABLE PREFERRED STOCK 12 1/2%

     At December 31, 2001, the Company had authorized 440,000 shares of $0.001 par value Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of which 277,380 and 245,706 shares were issued and outstanding as of December 31, 2001 and 2000, respectively. As discussed in Note 18, in January 2002 the Company redeemed all issued and outstanding shares of Exchangeable Preferred Stock for approximately $298.7 million, including accumulated but unpaid dividends and the redemption premium.

     During 2001, 2000 and 1999, the Company paid dividends of approximately $31.7 million, $28.1 million, $24.9 million, respectively, by the issuance of additional shares of Exchangeable Preferred Stock. Accrued Exchangeable Preferred Stock dividends since the last dividend payment date aggregated approximately $5.8 million and $5.1 million at December 31, 2001 and 2000, respectively.

JUNIOR EXCHANGEABLE PREFERRED STOCK 13 1/4%

     During 1998, the Company issued 20,000 shares of Cumulative Junior Exchangeable Preferred Stock (the "Junior Exchangeable Preferred Stock") with an aggregate $200 million liquidation preference for gross

                       PAXSON COMMUNICATIONS CORPORATION
proceeds of an equivalent amount. At December 31, 2001 and 2000, the Company had authorized 72,000 shares of $0.001 par value Junior Exchangeable Preferred Stock of which 31,076 and 27,335 shares were issued and outstanding, respectively. Holders of the Junior Exchangeable Preferred Stock are entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase by 1% per annum for such dividend payment period.

     The Company is required to redeem all of the then outstanding Junior Exchangeable Preferred Stock on November 15, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Junior Exchangeable Preferred Stock is redeemable at the Company's option at any time on or after May 15, 2003, at the redemption prices set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:

TWELVE MONTH PERIOD
BEGINNING MAY 15,
-------------------
       2003.................................................  106.625%
       2004.................................................  103.313%
       2005 and thereafter..................................  100.000%

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

     During 2001, 2000 and 1999, the Company paid dividends of approximately $37.4 million, $32.9 million and $28.9 million, respectively, by the issuance of additional shares of Junior Exchangeable Preferred Stock. Accrued Junior Exchangeable Preferred Stock dividends since the last dividend payment date aggregated approximately $5.1 million and $4.5 million at December 31, 2001 and 2000, respectively.

CONVERTIBLE PREFERRED STOCK 9 3/4%

     During 1998, the Company issued 7,500 shares of Series A Convertible Preferred Stock ("Convertible Preferred Stock") with an aggregate liquidation preference of $75 million, and warrants to purchase 240,000 shares of Class A common stock. Of the gross proceeds of $75 million, approximately $960,000 was allocated to the value of the warrants, which are exercisable at a price of $16 per share through June 2003. At December 31, 2001 and 2000, the Company had authorized 17,500 shares of $0.001 par value Convertible Preferred Stock of which 10,566 and 9,595 shares were issued and outstanding, respectively. Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 9 3/4%, payable quarterly beginning September 30, 1998 and accumulating from the issue date. The Company may pay dividends either in cash, in additional shares of Convertible Preferred Stock, or (subject to an increased dividend rate) by the issuance of shares of Class A common stock equal in value to the amount of such dividends.

     During 2001, 2000 and 1999, the Company paid dividends of approximately $9.7 million, $8.8 million and $8.0 million, respectively, by the issuance of additional shares of Convertible Preferred Stock. At December 31, 2001 and 2000, there were no accrued and unpaid dividends on the Convertible Preferred Stock.

                       PAXSON COMMUNICATIONS CORPORATION

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

TWELVE MONTH PERIOD
BEGINNING JUNE 30,
-------------------
       2003.................................................  104.00%
       2004.................................................  102.00%
       2005 and thereafter..................................  100.00%

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

     NBC has the right to demand that the Company redeem the Series B Convertible Preferred Stock in September 2002 or annually thereafter through September 2009. NBC also has the right to demand redemption of the Series B Convertible Preferred Stock prior to September 2002 under certain circumstances related to the attribution to NBC of its investment in the Company under rules established by the FCC. The Company's redemption obligation in respect of the Series B Convertible Preferred Stock is subject to the Company's compliance with the terms of its existing debt and preferred stock instruments as well as the existence of funds on hand to consummate such redemption.

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

     Series B Convertible Preferred Stock dividends in arrears aggregated approximately $76.1 million and $42.9 million at December 31, 2001 and 2000, respectively.

                       PAXSON COMMUNICATIONS CORPORATION

REDEMPTION FEATURES OF PREFERRED STOCK

     The following table presents the redemption value of the four classes of preferred stock outstanding at December 31, 2001 should the Company elect to redeem the preferred stock in the indicated year, assuming no dividends are paid in cash prior to redemption (in thousands):

                                                                  JUNIOR
                                                EXCHANGEABLE   EXCHANGEABLE                      SERIES B
                                                 PREFERRED      PREFERRED       CONVERTIBLE     CONVERTIBLE
                                                   STOCK          STOCK          PREFERRED       PREFERRED
                                                 12 1/2%(1)     13 1/4%(2)    STOCK 9 3/4%(3)   STOCK 8%(4)
                                                ------------   ------------   ---------------   -----------
2002..........................................    $298,650       $     --         $     --       $     --
2003..........................................          --        437,474          133,228             --
2004..........................................          --        486,697          143,880        582,383
2005..........................................          --        540,916          155,324        615,583
2006..........................................          --        609,879          171,029        648,783

---------------

(1) Redeemed in January 2002. See Note 18.
(2) Mandatorily redeemable on November 15, 2006; redeemable by the Company on or after May 15, 2003.
(3) Mandatorily redeemable on December 31, 2006; redeemable by the Company on or after June 30, 2003.
(4) NBC has the right to demand redemption in September 2002 and annually thereafter through September 2009, and prior to such dates under certain circumstances related to the attribution of NBC's investment in the Company under rules established by the FCC. The Company has the right to redeem the Series B Convertible Preferred Stock in whole or in part commencing in September 2004 at the redemption value of such shares plus accrued and unpaid dividends.

COVENANTS UNDER PREFERRED STOCK TERMS

     The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets.

15. COMMON STOCK AND COMMON STOCK WARRANTS:

     On May 1, 2000, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of authorized shares of common stock from 197,500,000 shares to 327,500,000 shares, the number of authorized shares of Class A common stock from 150,000,000 shares to 215,000,000 shares and the number of authorized shares of Class C non-voting common stock, par value $0.001 per share, from 12,500,000 shares to 77,500,000 shares. No shares of the Company's Class C common stock were issued or outstanding at December 31, 2001 or 2000.

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

     During December 1996, the Company approved a program under which it extended loans to certain members of management for the purchase of Company common stock in the open market by those individuals. The loans are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by the shares of stock purchased with the loan proceeds. The Company extended the maturity of all outstanding loans under this program until March 31, 2003. The outstanding principal balance on such

                       PAXSON COMMUNICATIONS CORPORATION
loans was approximately $1.1 million and $1.3 million at December 31, 2001 and 2000, respectively and is reflected as stock subscription notes receivable in the accompanying balance sheets.

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

     In June 1998, the Company issued to an affiliate of a former member of its Board of Directors five year warrants entitling the holder to purchase 155,500 shares of Class A common stock at an exercise price of $16.00 per share. In March 2000, the Company reduced the exercise price of warrants held by the affiliate from $16.00 per share to $12.60 per share resulting in compensation expense of $139,000.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

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

     Long-term debt. The fair value of the Company's long-term debt is estimated based on current market rates and instruments with the same risk and maturities. The fair value of the Company's senior credit facility borrowings approximates its carrying value. The fair market value of the Company's senior subordinated notes is estimated based on year end quoted market prices for such securities. At December 31, 2001, the estimated fair value of the Company's senior subordinated notes was approximately $208.0 million.

                       PAXSON COMMUNICATIONS CORPORATION

     Mandatorily redeemable securities. The fair value of the Company's mandatorily redeemable preferred stock is estimated based on quoted market prices plus accumulated but unpaid dividends except for the Series B Convertible Preferred Stock which is estimated at the December 31, 2001 aggregate liquidation preference as no quoted market prices are available for these securities. The estimated fair value of the Company's mandatorily redeemable preferred stock is as follows (in thousands):

Exchangeable Preferred 12 1/2%..............................  $  264,046
Junior Exchangeable Preferred 13 1/4%.......................     268,521
Convertible Preferred 9 3/4%................................      91,924
Series B Convertible Preferred 8%...........................     491,083
                                                              ----------
                                                              $1,115,574
                                                              ==========

17. COMMITMENTS AND CONTINGENCIES:

     Future minimum annual payments under non-cancelable operating leases for broadcasting facilities and equipment and employment agreements, as of December 31, 2001, are as follows (in thousands):

2002........................................................  $ 17,772
2003........................................................    15,750
2004........................................................    12,267
2005........................................................    11,230
2006........................................................    11,625
Thereafter..................................................   104,933
                                                              --------
                                                              $173,577
                                                              ========

     The Company incurred total operating expenses of approximately $17.4 million, $17.7 million and $15.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, under these agreements.

     In December 2001, the Company completed the sale and leaseback of certain of its tower assets for aggregate proceeds of $34.0 million. This transaction resulted in a gain of approximately $5.2 million which has been deferred and will be recognized over the lease term as a reduction of rent expense. As part of the transaction, the Company entered into operating leases related to both its analog and digital antennas at these facilities for terms of up to 20 years. Annual rent expense over the lease term will be approximately $4.0 million. For certain tower assets with a net book value of approximately $9.1 million, the Company was temporarily unable to transfer title or assign leases to the buyer at closing. The Company expects to complete such transfers in 2002. In the interim, at closing the Company entered into management agreements with the buyer on terms consistent with the operating leases. Included in the $34.0 million proceeds was approximately $12.1 million of deferred consideration for the managed sites which is included in other liabilities.

INVESTMENT COMMITMENTS

     The Company has an option to purchase the assets of two television stations serving the Memphis, TN and New Orleans, LA markets for an aggregate purchase price of $40.0 million of which $4.0 million has been deposited into escrow. The owners of these stations also have the right to require the Company to purchase these stations at any time after January 1, 2003 through December 31, 2005. These stations are currently operating under time brokerage agreements with the Company. The purchase of these assets is subject to various conditions, including the receipt of regulatory approvals. The completion of these investments is also subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that these investments will be completed.

                       PAXSON COMMUNICATIONS CORPORATION

LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

     In October, November and December 1999, complaints were filed in the 15th Judicial Circuit Court in Palm Beach County, Florida, in the Court of Chancery of the State of Delaware and in Superior Court of the State of California against certain of the Company's officers and directors by alleged stockholders of the Company alleging breach of fiduciary duty by the directors in approving the September 1999 transactions with NBC. The complaints asserted nearly identical purported class and derivative claims and generally alleged that the directors rejected a takeover offer and instead completed the NBC transactions, thereby precluding the plaintiffs from obtaining a premium price for their shares. The complaints sought to rescind the NBC transactions, to require the Company to pursue other acquisition offers and to recover damages. In July 2001, the four actions in Delaware were dismissed by the court. In August 2001, the Florida action was voluntarily dismissed. In January 2002, the California action was voluntarily dismissed.

     In December 2001, the Company commenced a binding arbitration proceeding against NBC in which the Company asserted that NBC has breached its agreements with the Company and has breached its fiduciary duty to the Company and to its shareholders. The Company has asserted that NBC's proposed acquisition of the Telemundo Group violates the terms of the agreements governing the investment and partnership between the Company and NBC. The Company also made two filings with the FCC, one of which requests a declaratory ruling as to whether conduct by NBC, including NBC's influence and apparent control over certain members of the Company's board of directors selected by NBC (all of whom have since resigned from the Company's board), has caused NBC to have an attributable interest in the Company in violation of FCC rules or has infringed upon our rights as an FCC license holder. The second FCC filing seeks to deny FCC approval of NBC's acquisition of the Telemundo Group's television stations. In addition, in January 2002, the Company filed a petition to deny with the FCC arguing that NBC was ineligible under FCC regulations to acquire control of television station KNTV-TV, San Jose, California from Granite Broadcasting Corp. due to NBC's attributable interest in the Company.

     The initiation of these proceedings by the Company casts significant uncertainty over the future direction of the Company's relationship with NBC. The hearing in the arbitration proceeding is currently scheduled to occur in April 2002, and the Company expects that, under the applicable arbitration rules, the arbitrator will render a decision by the end of May 2002. If the Company does not prevail in the arbitration proceeding, and the Company's position expressed in the FCC filings is not accepted by the FCC, NBC could consummate the acquisition of the Telemundo Group and thereby render it highly unlikely that NBC would be able to acquire control of the Company, while at the same time retaining its investment in the Company and its ability to exercise a significant influence over the Company's operations.

OTHER

     See also Notes 8, 9 and 14.

18. SUBSEQUENT EVENT:

     In January 2002, the Company completed an offering of senior subordinated discount notes due in 2009. Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance the Company's 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of the Company's 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The notes were sold at a discount of 62.132%, which represents a yield to maturity of 12 1/4%. Interest on the notes will be payable semi-annually beginning on July 15, 2006. The senior subordinated discount notes are

                       PAXSON COMMUNICATIONS CORPORATION
guaranteed by the Company's subsidiaries. In the first quarter of 2002, the Company will recognize an extraordinary loss totaling approximately $18 million resulting primarily from the redemption premium associated with the repayment of the 12 1/2% exchange debentures.

19. SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information and non-cash operating, investing and financing activities are as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Supplemental disclosures of cash flow information:
  Cash paid for interest..............................  $ 39,987   $ 40,101   $44,076
                                                        ========   ========   =======
  Cash paid for income taxes..........................  $    255   $  1,301   $ 1,346
                                                        ========   ========   =======
Non-cash operating, investing and financing
  activities:
  Accretion of discount on Senior Subordinated
     Notes............................................  $    240   $    445   $   389
                                                        ========   ========   =======
  Issuance of common stock in connection with
     acquisitions.....................................  $     --   $    251   $   500
                                                        ========   ========   =======
  Beneficial conversion feature on issuance of
     convertible preferred stock......................  $     --   $ 75,130   $65,467
                                                        ========   ========   =======
  Dividends accrued on redeemable preferred stock.....  $113,273   $104,111   $78,834
                                                        ========   ========   =======
  Discount accretion on redeemable securities.........  $ 29,600   $ 26,471   $ 9,735
                                                        ========   ========   =======
  Satellite and cable distribution....................  $  1,151   $  5,345   $15,000
                                                        ========   ========   =======
  Sale of KWOK in exchange for WCPX...................  $     --   $     --   $30,000
                                                        ========   ========   =======
  Issuance of common stock in payment of obligations
     for cable distribution rights....................  $     --   $     --   $ 8,479
                                                        ========   ========   =======
  Notes receivable from sales of broadcast
     properties.......................................  $  4,792   $     --   $    --
                                                        ========   ========   =======

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Seasonal revenue fluctuations are common within the television broadcasting industry and result primarily from fluctuations in advertising expenditures. The Company believes that television advertisers generally spend relatively more for commercial advertising time in the second and fourth calendar quarters and spend relatively less during the first calendar quarter of each year.

     Operating loss in the third quarter of 2001 and the first quarter of 2000 includes adjustments of programming to net realizable value of approximately $67.0 million and $24.4 million, respectively as described in Note 8.

     Operating loss in the fourth quarters of 2001 and 2000 include restructuring charges (credits) of ($1.2) million and $5.8 million, respectively as described in Note 3.

     Net loss attributable to common stockholders in the third quarter of 2001 includes an extraordinary charge of $9.9 million related to the early extinguishment of debt as described in Note 10.

                       PAXSON COMMUNICATIONS CORPORATION

                                                        FOR THE 2001 QUARTERS ENDED
                                           ------------------------------------------------------
                                               (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                           ------------------------------------------------------
                                           DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31
                                           -----------   ------------   -----------   -----------
Revenues.................................  $    77,149   $    72,462    $    78,981   $    80,214
Less: agency commissions.................      (10,825)      (10,507)       (11,249)      (10,899)
                                           -----------   -----------    -----------   -----------
Net revenues.............................       66,324        61,955         67,732        69,315
Expenses, excluding depreciation,
  amortization and stock based
  compensation...........................       58,960       127,366         63,391        66,932
Depreciation and amortization............       23,903        24,213         24,136        23,996
Stock-based compensation.................        4,426         2,546          2,071         1,118
                                           -----------   -----------    -----------   -----------
Operating loss...........................      (20,965)      (92,170)       (21,866)      (22,731)
                                           ===========   ===========    ===========   ===========
Net loss attributable to common
  stockholders before extraordinary
  charge.................................  $   (71,336)  $  (139,640)   $   (59,721)  $   (69,838)
                                           ===========   ===========    ===========   ===========
Net loss attributable to common
  stockholders...........................  $   (71,336)  $  (149,543)   $   (59,721)  $   (69,838)
                                           ===========   ===========    ===========   ===========
Basic and diluted loss per share before
  extraordinary charge...................  $     (1.10)  $    ( 2.16)   $     (0.93)  $     (1.09)
                                           ===========   ===========    ===========   ===========
Weighted average common shares
  outstanding............................   64,657,508    64,602,832     64,482,532    64,288,943
                                           ===========   ===========    ===========   ===========
  Stock price(1)
     High................................  $     10.50   $     12.75    $     14.00   $     12.48
     Low.................................  $      6.85   $      7.00    $      9.70   $      8.75

---------------

(1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.

                                                        FOR THE 2000 QUARTERS ENDED
                                           ------------------------------------------------------
                                               (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                           ------------------------------------------------------
                                           DECEMBER 31   SEPTEMBER 30     JUNE 30      MARCH 31
                                           -----------   ------------   -----------   -----------
Revenues.................................  $    85,886   $    73,443    $    78,151   $    78,456
Less: agency commissions.................      (11,830)      (10,344)       (10,886)      (10,984)
                                           -----------   -----------    -----------   -----------
Net revenues.............................       74,056        63,099         67,265        67,472
Expenses, excluding depreciation,
  amortization and stock based
  compensation...........................       73,622        74,472         67,675        96,411
Depreciation and amortization............       31,713        22,594         21,394        21,180
Stock-based compensation.................        3,026         3,090          5,583         2,167
                                           -----------   -----------    -----------   -----------
Operating loss...........................  $   (34,305)  $   (37,057)   $   (27,387)  $   (52,286)
                                           ===========   ===========    ===========   ===========
Net loss attributable to common
  stockholders...........................  $  (154,785)  $   (80,073)   $   (68,835)  $   (87,636)
                                           ===========   ===========    ===========   ===========
Basic and diluted loss per share.........  $     (2.41)  $     (1.26)   $     (1.09)  $     (1.39)
                                           ===========   ===========    ===========   ===========
Weighted average common shares
  outstanding............................   64,167,739    63,705,076     63,135,530    63,043,758
                                           ===========   ===========    ===========   ===========
  Stock price(1)
     High................................  $     11.94   $     13.81    $      8.88   $     12.38
     Low.................................  $      8.75   $      8.38    $      6.13   $      7.75

---------------

(1) The company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.

                                                                     SCHEDULE II

                       PAXSON COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                COLUMN A                   COLUMN B         COLUMN C            COLUMN D       COLUMN E
                --------                  ----------        --------           ----------     ----------
                                                            ADDITIONS
                                                       -------------------
                                                        CHARGED
                                          BALANCE AT      TO                                  BALANCE AT
                                          BEGINNING    COSTS AND                                END OF
                                           OF YEAR     EXPENSES     OTHER      DEDUCTIONS        YEAR
                                          ----------   ---------   -------     ----------     ----------
FOR THE YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful accounts.......   $ 4,167      $ 2,119    $    --      $(2,651)(1)    $  3,635
                                           =======      =======    =======      =======        ========
  Deferred tax assets valuation
     allowance..........................   $84,204      $    --    $72,549(2)   $    --        $156,753
                                           =======      =======    =======      =======        ========
  Restructuring reserves................   $ 5,677      $(1,229)   $    --      $(2,349)(3)    $  2,099
                                           =======      =======    =======      =======        ========
FOR THE YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful accounts.......   $ 4,255      $ 3,277    $    --      $(3,365)(1)    $  4,167
                                           =======      =======    =======      =======        ========
  Deferred tax assets valuation
     allowance..........................   $27,429      $    --    $56,775(2)   $    --        $ 84,204
                                           =======      =======    =======      =======        ========
  Restructuring reserves................   $    --      $ 5,760    $    --      $   (83)(3)    $  5,677
                                           =======      =======    =======      =======        ========
FOR THE YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts.......   $ 3,953      $ 6,164    $    --      $(5,862)(1)    $  4,255
                                           =======      =======    =======      =======        ========
  Deferred tax assets valuation
     allowance..........................   $ 3,071      $    --    $24,358(2)   $    --        $ 27,429
                                           =======      =======    =======      =======        ========

---------------

(1) Write off of uncollectible receivables.
(2) Valuation allowance for net deferred tax assets due to uncertainty surrounding the Company's utilization of future tax benefits.
(3) Cash payments of termination benefits and lease payments.