Form 10-Q
period 2002-03-31
PAXSON COMMUNICATIONS CORP
filed 2002-05-15
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002:

              Class of Stock                                    Number of Shares
              --------------                                    ----------------

Common stock-Class A, $0.001 par value per share................  56,560,877

Common stock-Class B, $0.001 par value per share................   8,311,639

                        PAXSON COMMUNICATIONS CORPORATION

                                      INDEX


                                                                                         Page
                                                                                         ----
PART I -  FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of
                    March 31, 2002 (unaudited) and December 31, 2001..................... 3

                    Consolidated Statements of Operations for the Three Months
                    Ended March 31, 2002 and 2001 (unaudited)............................ 4

                    Consolidated Statement of Stockholders' Deficit for the
                    Three Months Ended March 31, 2002 (unaudited)........................ 5

                    Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 2002 and 2001 (unaudited)............................ 6

                    Notes to Unaudited Consolidated Financial Statements................. 7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................................11

PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings....................................................19

          Item 6.   Exhibits and Reports on Form 8-K.....................................19

          Signatures.....................................................................21



                        PAXSON COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                                                            March 31,        December 31,
                                                                                               2002             2001
                                                                                           -----------       ------------
                                                                                           (Unaudited)
Assets
Current assets:
    Cash and cash equivalents .......................................................      $    52,114       $    83,858
    Short-term investments ..........................................................           24,284            12,150
    Accounts receivable, net of allowance for doubtful accounts of $2,908 and $3,635,
        respectively ................................................................           25,416            29,728
    Program rights ..................................................................           62,978            65,370
    Prepaid expenses and other current assets .......................................            5,074             5,667
                                                                                           -----------       -----------
       Total current assets .........................................................          169,866           196,773

Property and equipment, net .........................................................          151,962           147,641
Intangible assets, net ..............................................................          907,983           912,147
Program rights, net of current portion ..............................................           79,551            89,672
Investments in broadcast properties .................................................           15,278            15,271
Other assets, net ...................................................................           30,192            22,171
                                                                                           -----------       -----------
       Total assets .................................................................      $ 1,354,832       $ 1,383,675
                                                                                           ===========       ===========

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ........................................      $    21,444       $    25,858
    Accrued interest ................................................................            9,329            15,220
    Obligations for program rights ..................................................           63,047            76,169
    Obligations for cable distribution rights .......................................           10,220            12,325
    Deferred revenue from satellite distribution rights .............................            6,802             6,414
    Current portion of bank financing ...............................................            3,613             2,899
                                                                                           -----------       -----------
       Total current liabilities ....................................................          114,455           138,885

    Obligations for program rights, net of current portion ..........................           34,621            43,396
    Obligations for cable distribution rights, net of current portion ...............              772               710
    Deferred revenue from satellite distribution rights, net of current portion .....           11,135            11,776
    Senior subordinated notes and bank financing, net of current portion ............          853,868           526,281
    Other long-term liabilities .....................................................           36,388            36,510
                                                                                           -----------       -----------
       Total liabilities ............................................................        1,051,239           757,558
                                                                                           -----------       -----------

Mandatorily redeemable preferred stock ..............................................          912,534         1,164,160
                                                                                           -----------       -----------
Commitments and contingencies .......................................................               --                --
                                                                                           -----------       -----------
Stockholders' deficit:
    Class A common stock, $0.001 par value; one vote per share; 215,000,000
       shares authorized, 56,547,377 and 56,380,177 shares issued and outstanding ...               57                56
    Class B common stock, $0.001 par value; ten votes per share; 35,000,000
       shares authorized and 8,311,639 shares issued and outstanding ................                8                 8
    Common stock warrants and call option ...........................................           68,384            68,384
    Stock subscription notes receivable .............................................           (1,588)           (1,088)
    Additional paid-in capital ......................................................          513,276           512,194
    Deferred stock option compensation ..............................................           (5,204)           (6,537)
    Accumulated deficit .............................................................       (1,183,299)       (1,109,710)
    Accumulated other comprehensive loss ............................................             (575)           (1,350)
                                                                                           -----------       -----------
       Total stockholders' deficit ..................................................         (608,941)         (538,043)
                                                                                           -----------       -----------

Total liabilities, mandatorily redeemable preferred stock, and stockholders' deficit       $ 1,354,832       $ 1,383,675
                                                                                           ===========       ===========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)



                                                                                               For the Three Months Ended
                                                                                                        March 31,
                                                                                            ---------------------------------
                                                                                                2002                2001
                                                                                            ------------         ------------
                                                                                                        (Unaudited)
REVENUES:
Gross revenues .....................................................................        $     80,781         $     80,214
Less: agency commissions ...........................................................             (11,706)             (10,899)
                                                                                            ------------         ------------
Net revenues .......................................................................              69,075               69,315
                                                                                            ------------         ------------
EXPENSES:
   Programming and broadcast operations (excluding stock-based compensation of $145
      and $48, respectively) .......................................................              12,958               10,189
   Program rights amortization .....................................................              18,969               24,433
   Selling, general and administrative (excluding stock-based compensation of $1,188
      and $1,070, respectively) ....................................................              29,619               31,371
   Time brokerage and affiliation fees .............................................                 935                  939
   Stock-based compensation ........................................................               1,333                1,118
   Restructuring charge related to Joint Sales Agreements ..........................                (402)                  --
   Depreciation and amortization ...................................................              12,638               23,996
                                                                                            ------------         ------------
       Total operating expenses ....................................................              76,050               92,046
                                                                                            ------------         ------------

Operating loss .....................................................................              (6,975)             (22,731)
                                                                                            ------------         ------------

OTHER INCOME (EXPENSE):
   Interest expense ................................................................             (19,659)             (12,283)
   Interest income .................................................................                 496                1,484
   Other expenses, net .............................................................                (571)                (331)
   Gain on modification of program rights obligations ..............................                 233                  233
                                                                                            ------------         ------------

Loss before income taxes and extraordinary item ....................................             (26,476)             (33,628)
Income tax provision ...............................................................                 (30)                 (44)
                                                                                            ------------         ------------
Loss before extraordinary item .....................................................             (26,506)             (33,672)
Extraordinary charge related to early extinguishment of debt .......................             (17,552)                  --
                                                                                            ------------         ------------
Net loss ...........................................................................             (44,058)             (33,672)
Dividends and accretion on redeemable preferred stock ..............................             (29,531)             (36,166)
                                                                                            ------------         ------------
Net loss attributable to common stockholders .......................................        $    (73,589)        $    (69,838)
                                                                                            ============         ============

Basic and diluted loss per common share:

   Loss before extraordinary item ..................................................        $      (0.87)        $      (1.09)

   Extraordinary item ..............................................................               (0.27)                  --
                                                                                            ------------         ------------
   Net loss ........................................................................        $      (1.14)        $      (1.09)
                                                                                            ============         ============
Weighted average shares outstanding ................................................          64,758,512           64,288,943
                                                                                            ============         ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              For the Three Months Ended March 31, 2002 (Unaudited)
                                 (in thousands)


                                                  Common                                                        Accumu-
                                                  Stock        Stock                 Deferred                   lated
                                                 Warrants    Subscrip-      Addi-     Stock                     Other      Total
                                                   and         tion        tional     Option                    Compre-    Stock-
                                Common Stock       Call        Notes       Paid-In    Compen-   Accumulated     hensive    holders'
                             Class A   Class B    Option     Receivable    Capital    sation      Deficit        Loss      Deficit
                             -------   --------  --------    ----------   -------    --------   ------------    -------   ---------
Balance, December 31, 2001...  $ 56     $  8     $ 68,384    $ (1,088)    $512,194   $ (6,537)   $(1,109,710)   $(1,350)  $(538,043)
   Stock-based compensation..    --       --           --          --           --      1,333             --         --       1,333
   Stock options exercised...     1       --           --          --        1,082         --             --         --       1,083
   Interest on stock
    subscription notes
    receivable...............    --       --           --        (500)          --         --             --         --        (500)
   Other comprehensive income    --       --           --          --           --         --             --        775         775
   Dividends on redeemable
    preferred stock..........    --       --           --          --           --         --        (22,413)        --     (22,413)
   Accretion on redeemable
    preferred stock..........    --       --           --          --           --         --         (7,118)        --      (7,118)
   Net loss..................    --       --           --          --           --         --        (44,058)        --     (44,058)
                               ----     ----     --------    --------     --------   --------    -----------    -------   ---------
Balance, March 31, 2002......  $ 57     $  8     $ 68,384    $ (1,588)    $513,276   $ (5,204)   $(1,183,299)   $  (575)  $(608,941)
                               ====     ====     ========    ========     ========   ========    ===========    =======   =========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                               2002             2001
                                                                            ---------         ---------
                                                                                    (Unaudited)
Cash flows from operating activities:
    Net loss .......................................................        $ (44,058)        $ (33,672)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..................................           12,638            23,996
    Stock-based compensation .......................................            1,333             1,118
    Loss on extinguishment of debt .................................           17,552                --
    Non-cash restructuring charge ..................................             (402)               --
    Program rights amortization ....................................           18,969            24,433
    Payments for cable distribution rights .........................           (2,278)           (2,349)
     Barter revenue ................................................             (156)               --
    Payments for program rights and deposits .......................          (29,050)          (27,878)
    Loss on sale or disposal of assets .............................              713               293
    Gain on modification of program rights obligations .............             (233)             (233)
    Accretion on senior subordinated discount notes ................            7,974               105
Changes in assets and liabilities:
    Increase in restricted cash and short-term investments .........               --              (193)
    Decrease in accounts receivable ................................            4,344             5,360
    Decrease (increase) in prepaid expenses and other current assets              593              (171)
    Decrease in other assets .......................................              671             1,205
    (Decrease) increase in accounts payable and accrued liabilities            (3,357)              836
    Decrease in accrued interest ...................................           (5,891)           (6,529)
                                                                            ---------         ---------
         Net cash used in operating activities .....................          (20,638)          (13,679)
                                                                            ---------         ---------
Cash flows from investing activities:
    Acquisitions of broadcasting properties ........................               --            (9,551)
    Increase in short-term investments .............................          (12,134)           (2,655)
    Purchases of property and equipment ............................          (12,048)           (6,117)
    Other ..........................................................             (456)              191
                                                                            ---------         ---------
         Net cash used in investing activities .....................          (24,638)          (18,132)
                                                                            ---------         ---------
Cash flows from financing activities:
    Borrowings of long-term debt ...................................          320,338               679
    Repayments of long-term debt ...................................              (12)             (510)
    Redemption of 12 1/2% exchange debentures ......................         (284,410)               --
    Payments of loan origination costs .............................           (9,164)               --
    Debt extinguishment premium and costs ..........................          (14,302)               --
    Proceeds from exercise of common stock options, net ............            1,082             1,079
                                                                            ---------         ---------
         Net cash provided by financing activities .................           13,532             1,248
                                                                            ---------         ---------

    Decrease in cash and cash equivalents ..........................          (31,744)          (30,563)
    Cash and cash equivalents, beginning of period .................           83,858            51,363
                                                                            ---------         ---------
    Cash and cash equivalents, end of period .......................        $  52,114         $  20,800
                                                                            =========         =========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. Except for the adoption of Statement of Financial Accounting Standards No. 142 described below, there have been no changes in accounting policies since the year ended December 31, 2001. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the 2002 presentation. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and the definitive proxy statement for the annual meeting of stockholders held May 3, 2002, both of which were filed with the United States Securities and Exchange Commission.

2. Adoption of SFAS 142

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives. No impairment loss was recognized upon adoption. Under SFAS 142, the Company no longer amortizes goodwill and FCC license intangibles (which the Company believes have indefinite lives). Under previous accounting standards, these assets were being amortized over 25 years. Assuming the adoption of SFAS 142 had occurred at the beginning of 2001, the Company's net loss attributable to common stockholders for the three months ended March 31, 2001 would have been approximately $59.9 million, or $0.93 per share.

     Intangible assets consist of the following (in thousands):


                                                              March 31, 2002                        December 31, 2001
                                                -----------------------------------         ----------------------------------
                                                     Gross              Accumulated              Gross            Accumulated
                                                Carrying Amount        Amortization         Carrying Amount       Amortization
                                                ---------------        ------------         ---------------       ------------
Amortized intangible assets:
     Cable and satellite distribution rights       $ 127,498             $ (63,947)            $ 127,301             $ (59,181)
     Other .................................           5,512                (4,194)                5,512                (4,152)
Non-amortized intangible assets:
     FCC licenses ..........................         788,291                    --               787,844                    --
     Goodwill ..............................          54,823                    --                54,823                    --
                                                   ---------             ---------             ---------             ---------
                                                   $ 976,124             $ (68,141)            $ 975,480             $ (63,333)
                                                   =========             =========             =========             =========


     Amortization expense for the three months ended March 31, 2002 and 2001 was $4.8 million and $14.6 million, respectively. Estimated future amortization expense is as follows for the periods indicated (in thousands):

     2002 (April to December)...........................        $     13,538
     2003...............................................              18,051
     2004...............................................              17,955
     2005...............................................              12,283
     2006...............................................                 864

3. JSA RESTRUCTURING

     During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into Joint Sales Agreements ("JSAs") primarily with National Broadcasting Company, Inc. ("NBC") affiliate stations in each of the Company's remaining non-JSA markets. Under the JSA structure, the Company generally terminates its station sales staff. The JSA partner then provides local and national spot advertising sales management and representation to the Company station and integrates and co-locates the Company station operations. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000 consisting of $2.7 million of termination benefits and $3.1 million of costs associated with exiting leased properties which will no longer be utilized upon implementation of the JSAs. Through March 31, 2002, the Company has paid termination benefits to 83 employees totaling approximately $1.6 million and paid lease termination costs of approximately $1.2 million, which were charged against the restructuring reserve. The Company has made substantial progress in executing its restructuring plan, however due to events outside the Company's control including the events of September 11, 2001, the Company was unable to fully complete the plan in 2001. The Company now expects to substantially complete the JSA restructuring by the end of the third quarter of 2002, except for contractual lease obligations for closed locations, which continue through 2008.

     During the quarter, the Company was unable to enter into JSAs for two of the three remaining stations included in its restructuring plan. Although the Company intends to continue pursuing JSAs for these stations, the Company is currently unable to determine the ultimate timing of these JSAs. Accordingly, in the first quarter of 2002, the Company reversed approximately $0.4 million of restructuring reserves primarily related to these two stations and certain other reserves which were no longer required.

     The following summarizes the activity in the Company's restructuring reserves for the three months ended March 31, 2002 (in thousands):


                                               Balance                                  Amounts Credited to           Balance
                                          December 31, 2001       Cash Deductions        Costs and Expenses        March 31, 2002
                                          -----------------       ---------------        ------------------        --------------
   Accrued Liabilities:
        Lease costs.................         $    1,717              $     (254)             $     (129)              $   1,334
        Severance...................                382                    (109)                   (273)                      -
                                             ----------              ----------              ----------               ---------
                                             $    2,099              $     (363)             $     (402)              $   1,334
                                             ==========              ==========              ==========               =========

4. LONG-TERM DEBT

     In January 2002, the Company completed an offering of senior subordinated discount notes due in 2009. Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance the Company's 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of the Company 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The notes were sold at a discounted price of 62.132% of the principal amount at maturity, which represents a yield to maturity of 12 1/4%. Interest on the notes will be payable semi-annually beginning on July 15, 2006. The senior subordinated discount notes are guaranteed by the Company's subsidiaries. The Company recognized an extraordinary loss due to early extinguishment of debt totaling approximately $17.6 million in the first quarter of 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures.

     The Company's senior credit facility contains various covenants restricting the Company's ability and the ability of its subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting its activities. The senior credit facility also contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined) for each of the fiscal quarters ended June 30, 2001 through December 31, 2003 and (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after June 30, 2004. At March 31, 2002, the Company was in compliance with these covenants, as applicable. The Company believes that it will continue to be in compliance with its debt covenants for the next twelve months. However, there can be no assurance that the Company will continue to be in compliance. If the Company were to violate any of these covenants, the Company would be required to seek a waiver from its lenders under the senior credit facility and possibly seek an amendment to the senior credit facility. Although the Company believes, based on discussions with its lenders, that the Company would be able to obtain waivers or amendments to its senior credit facility relating to these covenants, there can be no assurance that the Company's lenders under its senior credit facility would grant the Company any waiver or amendment, which might become necessary. If the Company failed to meet any of its financial covenants and the Company's lenders did not grant a waiver or amend the facility, the lenders would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the Company's senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment. There can be no assurance that the Company would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

5. MANDATORILY REDEEMABLE PREFERRED STOCK

     The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the three month period ended March 31, 2002 (in thousands):


                                                                                                     Series B
                                                                         Junior                     Convertible
                                                      Exchangeable    Exchangeable   Convertible    Exchangeable
                                                       Preferred       Preferred      Preferred      Preferred
                                                          Stock         Stock           Stock         Stock
                                                         12 1/2%        13 1/4%         9 3/4%          8%             Total
                                                      ------------   ------------    -----------    -----------    -----------
Balance at December 31, 2001 .....................    $   279,890     $   310,068    $   103,140    $   471,062    $ 1,164,160
Accretion ........................................             23             297            124          6,674          7,118
Accrual of cumulative dividends ..................          1,244          10,294          2,575          8,300         22,413
Exchange into debentures  (see Note 4) ...........       (281,157)             --             --             --       (281,157)
                                                      -----------     -----------    -----------    -----------    -----------
Balance at March 31, 2002 (unaudited) ............    $        --     $   320,659    $   105,839    $   486,036    $   912,534
                                                      ===========     ===========    ===========    ===========    ===========
Aggregate liquidation preference at March 31, 2002    $        --     $   326,205    $   108,231    $   499,383    $   933,819
Shares authorized ................................             --          72,000         17,500         41,500        131,000
Shares issued and outstanding ....................             --          31,076         10,823         41,500         83,399
Accrued dividends ................................    $        --     $    15,441    $        --    $    84,383    $    99,824


6. COMPREHENSIVE LOSS

     The components of the comprehensive loss are as follows (in thousands):


                                                                Three Months Ended March 31,
                                                               -----------------------------
                                                                  2002                 2001
                                                               --------             --------
         Net loss .................................            $(44,058)            $(33,672)
         Other comprehensive income:
              Unrealized gain on interest rate swap                 775                   --
                                                               --------             --------

         Comprehensive loss .......................            $(43,283)            $(33,672)
                                                               ========             ========


7. INCOME TAXES

     The Company has recorded a provision for income taxes based on its estimated annual income tax liability. For the three months ended March 31, 2002, the Company recorded a valuation allowance related to its net deferred tax asset resulting from tax losses generated during the period. Management believes that it is more likely than not that the Company will be unable to realize such assets.

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

     As of March 31, 2002 and 2001, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):


                                                                                                      March 31,
                                                                                               -----------------------
                                                                                               2002              2001
                                                                                               ------           ------
          Stock options outstanding.................................................           12,514           10,722
          Class A common stock warrants outstanding.................................           32,428           32,428
          Class A common stock reserved under convertible securities................           38,660           38,039
                                                                                               ------           ------
                                                                                               83,602           81,189
                                                                                               ======           ======

9. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash investing and financing activities are as follows (in thousands):



                                                                                                For the Three Months
                                                                                                  Ended March 31,
                                                                                               ----------------------
                                                                                                  2002         2001
                                                                                               ---------      -------
                                                                                                     (Unaudited)
           Supplemental disclosures of cash flow information:
                Cash paid for interest...............................................          $  16,520      $17,613
                                                                                               =========      =======
                Cash paid for income taxes...........................................          $     369      $   113
                                                                                               =========      =======

           Non-cash operating and financing activities:
                Dividends accrued on redeemable preferred stock......................          $  22,413      $29,145
                                                                                               =========      =======
                Discount accretion on redeemable securities..........................          $   7,118      $ 7,021
                                                                                               =========      =======


         Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 65 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 41 of the top 50 U.S. markets. We operate PAX TV, a network that provides family entertainment programming seven days per week and reaches approximately 86% of prime time television households in the U.S. through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates.

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

    In September 1999, National Broadcasting Company, Inc. ("NBC") invested $415 million in our company. We have also entered into a number of agreements with NBC that are intended to strengthen our business. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into JSAs with NBC with respect to most of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the three months ended March 31, 2002, we paid or accrued amounts due to NBC totaling approximately $4.0 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

    In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC has breached its agreements with us and has breached its fiduciary duty to us and to our shareholders. Should the outcome of our arbitration proceeding against NBC require the unwinding or termination of some or all of these operating relationships, or should NBC or the NBC affiliates elect not to renew the agreements under which these operating relationships have been implemented, we could be required to incur significant costs to resume performing the advertising sales and other operating functions currently performed by NBC and our JSA partners or to transfer performance of these functions to another broadcast television station operator, which could have a material adverse effect upon us.

    We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

    o NETWORK SPOT ADVERTISING REVENUE. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or "upfront," commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. Network advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network advertising revenue represented approximately 28% of our revenue during the three months ended March 31, 2002.

    o NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. Our network long form paid programming represented approximately 38% of our revenue during the three months ended March 31, 2002.

    o STATION ADVERTISING REVENUE. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 34% of our revenue during the three months ended March 31, 2002. Included in station advertising revenue is long form paid programming sold locally or nationally which represented approximately 16% of our revenue during the three months ended March 31, 2002.

    Our revenue mix has changed since we launched PAX TV in 1998. The percentage mix of our long form paid programming has declined from more than 90% in 1997 to 54% (combined network and television station long form) in the three months ended March 31, 2002 due to the increase in spot advertising sales following the launch of PAX TV. Long-form paid programming, however, continues to represent a significant portion of our revenues.

    Commencing in the fourth quarter of 1999, we began entering into Joint Sales Agreements ("JSA") with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot advertising sales management and representation for our stations and we integrate and co-locate our station operations with those of our JSA partners. To date, we have entered into JSAs for 55 of our 65 television stations.

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

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three months ended March 31, 2002 and 2001 (in thousands):


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                         -----------------------------
                                                                                            2002               2001
                                                                                         -----------        ----------
                                                                                                  (unaudited)
             Gross revenues.......................................................       $    80,781        $   80,214
             Less: agency commissions.............................................           (11,706)          (10,899)
                                                                                         -----------        ----------
             Net revenues                                                                     69,075            69,315
                                                                                         -----------        ----------
             Expenses:
                  Programming and broadcast operations............................            12,958            10,189
                  Program rights amortization.....................................            18,969            24,433
                  Selling, general and administrative.............................            29,619            31,371
                  Time brokerage and affiliation fees.............................               935               939
                  Stock-based compensation........................................             1,333             1,118
                  Restructuring charge related to JSAs............................              (402)               --
                  Depreciation and amortization...................................            12,638            23,996
                                                                                         -----------        ----------
                     Total operating expenses.....................................            76,050            92,046
                                                                                         -----------        ----------
             Operating loss.......................................................       $    (6,975)       $  (22,731)
                                                                                         ============       ==========
             Other Data:
                  Adjusted EBITDA (a).............................................       $     7,529        $    3,322
                  Program rights payments and deposits............................            29,050            27,878
                  Payments for cable distribution rights..........................             2,278             2,349
                  Capital expenditures............................................            12,048             6,117
                  Cash flows used in operating activities.........................           (20,638)          (13,679)
                  Cash flows used in investing activities.........................           (24,638)          (18,132)
                  Cash flows provided by financing activities.....................            13,532             1,248

(a) "Adjusted EBITDA" is defined as operating loss plus depreciation, amortization, stock-based compensation, programming net realizable value adjustments, restructuring and other one-time charges, and time brokerage and affiliation fees. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation. We believe the presentation of adjusted EBITDA is relevant and useful because adjusted EBITDA is a measurement industry analysts utilize when evaluating our operating performance. We also believe adjusted EBITDA enhances an investor's understanding of our results of operations because it measures our operating performance exclusive of interest and other non-operating and non-recurring items as well as non-cash charges for depreciation, amortization and stock-based compensation. In evaluating adjusted EBITDA, investors should consider various factors including its relationship to our reported operating losses and cash flows from operating activities. Investors should be aware that adjusted EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate such measures in the same manner. Adjusted EBITDA is not indicative of our cash flows from operations and therefore does not represent funds available for our discretionary use.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Gross revenues increased 0.7% to $80.8 million for the three months ended March 31, 2002 from $80.2 million for the three months ended March 31, 2001. This increase is primarily attributable to higher advertising revenues from our television stations offset in part by a decrease in revenue from the PAX TV network. The increase in television station revenues is primarily due to improved television spot advertising revenues in our local markets. The decrease in PAX TV network advertising revenues resulted from a weaker upfront market for the 2001/2002 broadcast season and we expect this trend to continue through the third quarter of 2002.

    Our revenues during the three months ended March 31, 2002 were negatively affected by the temporary loss of the broadcast signal of our New York television station when our antenna, transmitter and other broadcast equipment was destroyed upon the collapse of the World Trade Center on September 11, 2001. We are currently broadcasting from towers outside of Manhattan at substantially lower height and power. We are evaluating several alternatives to improve our signal through transmission from other locations, however we expect it could take several years to replace the signal we enjoyed at the World Trade Center location with a comparable signal. We believe the loss of a significant portion of our over-the-air viewership in the New York market has had a negative effect on our revenues as a result of lower ratings for the PAX TV network and our station serving the New York market. We have property and business interruption insurance coverage to mitigate the losses sustained. Insurance recoveries will be recognized in the period they become probable of collection and can be reasonably estimated. Due to the preliminary stages of our insurance claim, no insurance recoveries were recognized in the first quarter of 2002.

    Programming and broadcast operations expenses were $13.0 million during the three months ended March 31, 2002, compared with $10.2 million for the comparable period last year. This increase is primarily due to tower rent expense for previously owned towers that were sold in 2001 and higher music licensing fees. Program rights amortization expense was $19.0 million during the three months ended March 31, 2002 compared with $24.4 million for the comparable period last year. The decrease is due to syndicated programming changes as well as a greater mix of lower cost original programming versus the comparable period last year. Selling, general and administrative expenses were $29.6 million during the three months ended March 31, 2002 compared with $31.4 million for the comparable period last year. The decrease is primarily due to lower selling costs and other cost cutting measures. Depreciation and amortization expense was $12.6 million during the three months ended March 31, 2002 compared with $24.0 million for the comparable period last year. This decrease is due primarily to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets with indefinite lives, including FCC licenses, be tested for impairment annually rather than amortized over time. As a result of the new accounting standard, our amortization expense is now significantly lower as we no longer amortize goodwill and FCC license intangible assets.

     Interest expense for the three months ended March 31, 2002, increased to $19.7 million from $12.3 million in the same period in 2001. The increase is primarily due to a greater level of debt due to our refinancings in July 2001 and January 2002. At March 31, 2002, total long-term debt and senior subordinated notes were $857.5 million compared with $405.8 million as of March 31, 2001. Although the July 2001 and January 2002 refinancings reduced our overall cost of capital, the refinancings increased our debt and decreased our redeemable preferred stock and as a result we expect our interest expense for the remainder of 2002 to be higher than in the comparable periods in 2001. Interest income for the three months ended March 31, 2002 decreased to $0.5 million from $1.5 million in the same period in 2001. The decrease is primarily due to lower average cash and short-term investment balances in 2002.

RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2000, we approved a plan to restructure our television station operations by entering into JSAs primarily with NBC affiliate stations in each of our remaining non-JSA markets. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000 consisting of $2.7 million of termination benefits and $3.1 million of costs associated with the closing of our studios and sales offices that will no longer be utilized upon implementation of the JSAs. Through March 31, 2002, we have paid termination benefits to 83 employees totaling approximately $1.6 million and paid lease termination costs of approximately $1.2 million, which were charged against the restructuring reserve. We have made substantial progress in executing our restructuring plan, however due to events outside our control including the events of September 11, 2001, we were unable to fully complete the plan in 2001. We now expect to substantially complete the JSA restructuring by the end of the third quarter of 2002, except for contractual lease obligations for closed locations, which continue through 2008.

     During the first quarter of 2002, we were unable to enter into JSA agreements for two of the three remaining stations included in our restructuring plan. Although we intend to continue pursuing JSAs for these stations, we are currently unable to determine the ultimate timing of these JSAs. Accordingly, in the first quarter of 2002, we reversed approximately $0.4 million of restructuring reserves primarily related to these two stations and certain other reserves which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our net working capital, availability under the Term A portion of our senior credit facility and proceeds from the planned sale of certain non-core assets. Proceeds from the sale of these assets are expected to generate approximately $40 million to $50 million and may include the securitization of our accounts receivable, the sale of our second television station serving the Boston market or the sale of certain other non-core assets. We expect to receive the proceeds related to these asset sales by the end of 2002 or early in 2003. We believe that cash provided by future operations, net working capital, available funding under the Term A portion of our senior credit facility and the proceeds from the planned asset sales will provide the liquidity necessary to meet our obligations and financial commitments for at least the next twelve months. If we are unable to sell the identified assets on acceptable terms or our financial results are not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

    As of March 31, 2002, we had $76.4 million in cash and short-term investments and working capital of approximately $55.4 million. During the three months ended March 31, 2002, our cash and short-term investments decreased by approximately $19.6 million due primarily to the use of $16.5 million to pay interest as well as cash used to fund operations including programming and cable payments.

     Cash used in operating activities was approximately $20.6 million and $13.7 million for the three months ended March 31, 2002 and 2001, respectively. These amounts primarily reflect the operating costs incurred in connection with the operation of PAX TV and the related programming rights and cable distribution rights payments and interest payments on our debt.

     Cash used in investing activities was approximately $24.6 million and $18.1 million for the three months ended March 31, 2002 and 2001, respectively. These amounts include capital expenditures, short term investment transactions and, in 2001, acquisitions of broadcast properties. As of March 31, 2002, we had agreements to purchase significant assets of broadcast properties totaling approximately $36.0 million, net of deposits and advances. We do not anticipate spending any significant amounts to satisfy these commitments until 2003 or thereafter.

     Capital expenditures were approximately $12.0 million and $6.1 million for the three months ended March 31, 2002 and 2001, respectively. Except for television stations presently operating analog television service in the 700 MHz band and stations given a digital channel allocation within that band, the FCC has mandated that each licensee of a full power broadcast television station, that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002, and complete the build-out of the balance of its full authorized facilities by a later date to be established by the FCC. For those stations now operating in the 700 MHz band or allotted a digital channel within that band, the institution of digital television service may be delayed until December 31, 2005, or later than December 31, 2005 if it can be demonstrated that less than 70% of the television households in the station's market are capable of receiving digital television signals. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we intend to comply with the FCC's timing requirements for the broadcast of digital television. We have commenced migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. Because of the uncertainty as to standards, formats and usage, however, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations, but we currently anticipate spending at least $70 million, of which we have spent approximately $24 million to date. We will likely fund our digital conversion from availability under the $50 million Term A portion of our senior credit facility, as well as cash on hand, the sale of assets and from other financing arrangements.

     Cash provided by financing activities was $13.5 million and $1.2 million during the three months ended March 31, 2002 and 2001, respectively. These amounts include the proceeds from the January 2002 refinancing described below, as well as the related principal repayments, redemption premium, and refinancing costs. Also included are proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments.

     In January 2002, we completed an offering of senior subordinated discount notes due in 2009. Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance our 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of our 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The notes were sold at a discounted price of 62.132% of the principal amount at maturity, which represents a yield to maturity of 12 1/4%. Interest on the notes will be payable semi-annually beginning on July 15, 2006. The senior subordinated discount notes are guaranteed by our subsidiaries. We recognized an extraordinary loss due to early extinguishment of debt totaling approximately $17.6 million in the first quarter of 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures.

     The terms of the indentures governing our senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for specified indebtedness related to the funding of capital expenditures and refinancing indebtedness. In addition, our senior credit facility also contains covenants restricting our ability and the ability of our subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting our activities. Our senior credit facility also contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined in the senior credit facility) for each of the fiscal quarters ended June 30, 2001 through December 31, 2003, and
(2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after June 30, 2004. Our twelve-month trailing minimum net revenue and EBITDA covenants for the next four quarters are as follows (in thousands):


                           Fiscal Quarter Ending                 Minimum Net Revenues               Minimum EBITDA
                           ---------------------                 --------------------               --------------
                June 30, 2002........................                   $250,000                      $24,000
                September 30, 2002...................                   $260,000                      $29,000
                December 31, 2002....................                   $270,000                      $36,500
                March 31, 2003.......................                   $280,000                      $43,000


     Our ability to meet these financial covenants is influenced by several factors, the most significant of which include the effect on our revenues of overall conditions in the television advertising marketplace, our network and station ratings and the success of our JSA strategy. Although we currently expect to meet these covenants over the next twelve months, adverse developments with respect to these or other factors could result in our failing to meet one or more of these covenants. If we were to violate any of these covenants, we would be required to seek a waiver from our lenders under our senior credit facility and possibly seek an amendment to our senior credit facility. Although we believe, based on discussions with our lenders, that we would be able to obtain waivers or amendments to our senior credit facility relating to these covenants, we can provide no assurance that our lenders under our senior credit facility would grant us any waiver or amendment which might become necessary. If we failed to meet any of our financial covenants and our lenders did not grant a waiver or amend our facility, they would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment. We can provide no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

     As of March 31, 2002, our programming contracts require collective payments of approximately $140.1 million as follows (in thousands):


                                                                      Obligation for       Program Rights
                                                                       Program Rights        Commitments        Total
                                                                      ---------------      --------------   --------------

       2002 (April--December)...............................            $    54,170        $    10,309      $      64,479
       2003................................................                  26,712             10,170             36,882
       2004................................................                  12,523             10,100             22,623
       2005................................................                   4,263              9,419             13,682
       2006................................................                      --              2,478              2,478
                                                                       ------------        -----------       ------------
                                                                       $     97,668             42,476       $    140,144
                                                                       ============        ===========       ============


     We are also committed to purchase at similar terms additional future series episodes of our licensed programs should they be made available.

     As of March 31, 2002, obligations for cable distribution rights require collective payments by us of approximately $11.1 million as follows (in thousands):

       2002 (April--December)..............................  $    10,375
       2003................................................          362
       2004................................................          190
       2005................................................          180
                                                             -----------
                                                                  11,107

       Less: Amount representing interest..................         (115)
                                                             -----------
       Present value of cable rights payable...............  $    10,992
                                                             ===========


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS AND UNCERTAINTIES

     This Report contains forward-looking statements that reflect our current views with respect to future events. All statements in this Report other than those that are statements of historical facts are generally forward-looking statements. These statements are based on our current assumptions and analysis, which we believe to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from our expectations. All forward-looking statements in this Report are made only as of the date of this Report, and we do not undertake any obligation to update these forward-looking statements, even though circumstances may change in the future. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the US Securities and Exchange Commission, along with the following updates to our Form 10-K disclosures.

THE OUTCOME OF OUR ARBITRATION PROCEEDING AGAINST NBC COULD ADVERSELY AFFECT OUR BUSINESS.

     In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC has breached its agreements with us and has breached its fiduciary duty to us and to our shareholders. We asserted that NBC's proposed acquisition of the Telemundo Group (which was completed in April
2002) violates the terms of the agreements governing the investment and partnership between us and NBC.

     We believe that NBC's acquisition of the Telemundo Group's television stations creates serious additional regulatory obstacles to NBC's ability to acquire control of us. It is highly unlikely that NBC would be able to obtain regulatory approval of its acquisition of control of us without significant changes in FCC rules and our agreement to divest some of our most significant television station assets, which in turn could have a material adverse effect upon the value of our company. These factors may substantially reduce the likelihood of NBC acquiring more of our shares and control of our company. The hearing in the arbitration proceeding is currently scheduled to resume in June 2002, and we expect the arbitrator to render a decision during August 2002. We cannot provide assurance that the outcome of the proceeding will be favorable to us nor can we predict the effect that the outcome of this proceeding will have upon our business.

     We have significant operating relationships with NBC which have been developed since NBC's investment in us in September 1999. NBC serves as our exclusive sales representative to sell most of our PAX TV network advertising and is the exclusive national sales representative for most of our stations. We have entered into JSAs with NBC owned or NBC affiliated stations with respect to 48 of our television stations. Each JSA typically provides for our JSA partner to serve as our exclusive sales representative to sell our local station advertising and for many of our station's operations to be integrated and co-located with those of the JSA partner. Should the outcome of our arbitration proceeding against NBC require the unwinding or termination of some or all of these operating relationships, or should NBC or the NBC affiliates elect not to renew the agreements under which these operating relationships have been implemented, we could be required to incur significant costs to resume performing the advertising sales and other operating functions currently performed by NBC and our JSA partners, including the expense of re-establishing office and studio facilities separate from those of the JSA partners, or to transfer performance of these functions to another broadcast television station operator. Our network and station revenues could also be adversely affected due to the disruption of our advertising sales efforts that could result from the unwinding of the JSAs. The unwinding or termination of some or all of our JSAs could have a materially adverse effect upon us.

WE MAY NOT BE ABLE TO REDEEM OUR SECURITIES HELD BY NBC WERE NBC TO DEMAND THAT WE DO SO AND THIS COULD HAVE ADVERSE CONSEQUENCES FOR US.

     NBC has the right, at any time that the FCC renders a final decision that NBC's investment in us is "attributable" to NBC (as that term is defined under applicable rules of the FCC), or for a period of 60 days beginning on September 15, 2002 and on each September 15 after 2002, to demand that we redeem, or arrange for a third party to acquire, any shares of our Series B preferred stock then held by NBC. Our ability to affect any redemption is restricted by the terms of our outstanding debt and preferred stock. NBC also has the right to demand that we redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default. Should we fail to effect a redemption within prescribed time periods, NBC generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, the contractual rights described above, and its other rights under the related transaction agreements. Should we fail to effect a redemption triggered by an event of default on our part within 180 days after demand, NBC will have the right to exercise in full its existing warrants to purchase shares of our Class A common stock and its right to acquire Mr. Paxson's Class B common stock at reduced prices. If NBC does not exercise these rights, we will have another 30 day period to effect a redemption. If we then fail to effect a redemption, NBC may require us to conduct, at our option, a public sale or liquidation of our assets, after which time NBC will not be permitted to exercise its rights to acquire more of our securities.

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

IF A COURT WERE TO DETERMINE THAT FEDERAL LEGISLATION REQUIRING SATELLITE TELEVISION SERVICE PROVIDERS TO CARRY BROADCAST TELEVISION SIGNALS IS UNCONSTITUTIONAL, OUR RIGHTS TO HAVE OUR TELEVISION BROADCAST SIGNALS CARRIED ON SATELLITE SERVICE PROVIDERS COULD BE ADVERSELY AFFECTED.

     Under federal law, satellite television providers may deliver local broadcast signals to customers residing in a broadcast television station's local market. Satellite carriers must obtain consent from the broadcast television station before carrying its signal, and television stations must negotiate for retransmission consent in good faith. A satellite carrier delivering the signal of any local television station is required to carry all stations licensed in the carried station's local market. To implement this law, the FCC recently adopted rules similar to the "must carry" obligations that apply to cable television systems. Under the new rules, stations may elect either mandatory carriage or negotiate for retransmission consent. Two satellite television providers and a satellite broadcasting trade association have instituted litigation challenging the constitutionality of the statutory satellite "must carry" requirements. In June 2001 a federal district court upheld the constitutionality of the federal law, and in December 2001 a federal appellate court affirmed the district court's ruling. One of the satellite television providers and a satellite broadcasting trade association have petitioned the U.S. Supreme Court for review of this decision. Our PAX TV signal currently is carried on satellite systems under agreements we negotiated with the satellite television providers, which allow the satellite provider to sell and retain the advertising revenues from a portion of the non-network advertising time during PAX TV programming hours. We cannot predict the final outcome of the litigation challenging the constitutionality of satellite "must carry" requirements or the effect, if any, that the failure to implement satellite "must carry" would have on our business.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC has breached its agreements with us and has breached its fiduciary duty to us and to our shareholders. We have asserted that NBC's proposed acquisition of Telemundo Group (which was completed in April
2002) violates the terms of the agreements governing the investment and partnership between us and NBC. The hearing in the arbitration proceeding is currently scheduled to resume in June 2002, and we expect that, under the applicable arbitration rules, the arbitrator will render a decision by the end of August 2002.

     We also made two filings with the FCC, one of which requested a declaratory ruling as to whether conduct by NBC, including NBC's influence and apparent control over certain members of our board of directors selected by NBC (all of whom have since resigned from our board), has caused NBC to have an attributable interest in us in violation of FCC rules or has infringed upon our rights as an FCC license holder. The second FCC filing sought to deny FCC approval of NBC's acquisition of the Telemundo Group's television stations. In an opinion and order adopted April 9, 2002, the FCC granted approval of NBC's applications for consent to the transfer to NBC of control of the Telemundo Group television stations, denied our petition to deny these applications, and granted in part and denied in part our request for a declaratory ruling. The FCC found that although the placement of NBC employees on our board and the subsequent actions of these persons in their capacity as our directors resulted in NBC having an attributable interest in us in violation of the FCC's multiple ownership rules, admonishment was the appropriate remedy and further inquiry was not necessary. The FCC further indicated that should NBC choose to exercise its rights to nominate new members of our board of directors, the FCC would require that such persons not be NBC employees or agents but persons who would reasonably be expected to act independently in all future matters concerning our company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  List of Exhibits:

Exhibit
Number      Description of Exhibits
-------     -----------------------

3.1.1       Certificate of Incorporation of the Company (1)

3.1.6 Certificate of Designation of the Company's 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7 Certificate of Designation of the Company's 13-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (3)

3.2         Bylaws of the Company (4)

4.6 Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 10-3/4% Senior Subordinated Notes due 2008 (5)

4.7 Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent for the Lenders and as Collateral Agent for the Secured Parties, Union Bank of California, N.A., as Syndication Agent for the Lenders, and CIBC Inc. and General Electric Capital Corporation, as Co-Documentation Agents for the Lenders (5)

4.8 Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 12-1/4% Senior Subordinated Discount Notes due 2009 (6)

10.221 Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 12-1/4% Senior Subordinated Discount Notes due 2009 (incorporated by reference to Exhibit 4.8)
            (6)

10.226 Amended and Restated Employment Agreement, dated March 12, 2002, by and between the Company and Thomas E. Severson, Jr. (6)

----------------

(1) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1995, and incorporated herein by reference.

(2) Filed with the Company's Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3) Filed with the Company's Form 8-K, dated September 15, 1999, and incorporated herein by reference.

(4) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(5) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(6) Filed with the Company's Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(b)      Reports on Form 8-K.

         Form 8-K, dated January 2, 2002 (filed January 4, 2002), under Item 5. "Other Events" reporting that on January 2, 2002, Paxson Communications Corporation commenced an offering of senior subordinated discount notes expected to generate proceeds of approximately $310 million. Proceeds from the offering were used to refinance the Company's 12 1/2% exchange debentures and pay offering fees and expenses.

         Form 8-K, dated April 9, 2002, under Item 5. "Other Events" reporting that the Federal Communications Commission granted approval of the applications of National Broadcasting Company, Inc. ("NBC"), for consent to the transfer to NBC of control of the television stations owned by subsidiaries of Telemundo Communications Group, Inc.

                        PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PAXSON COMMUNICATIONS CORPORATION





Date: May 15, 2002                     By: /s/ Ronald L. Rubin
                                           -------------------------------------
                                           Ronald L. Rubin
                                           Vice President
                                           Chief Accounting Officer and
                                           Corporate Controller
                                           (Principal Accounting Officer)