Form 10-Q
period 2002-06-30
PAXSON COMMUNICATIONS CORP
filed 2002-08-14
CIK 923877

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ___________

                         Commission File Number 1-13452


                        PAXSON COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       59-3212788
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

        601 Clearwater Park Road
        West Palm Beach, Florida                              33401
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

YES  [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002:

                 CLASS OF STOCK                                 NUMBER OF SHARES
Common stock-Class A, $0.001 par value per share.............      56,568,827

Common stock-Class B, $0.001 par value per share.............       8,311,639

                        PAXSON COMMUNICATIONS CORPORATION


                                      INDEX

                                                                                                                        Page
                                                                                                                        ----
   Part I - Financial Information
                Item 1.    Financial Statements

                           Consolidated Balance Sheets as of
                           June 30, 2002 (unaudited) and December 31, 2001..........................................      3

                           Consolidated Statements of Operations for the Three and Six Months
                           Ended June 30, 2002 and 2001 (unaudited).................................................      4

                           Consolidated Statement of Stockholders' Deficit for the
                           Six Months Ended June 30, 2002 (unaudited)...............................................      5

                           Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 2002 and 2001 (unaudited).................................................      6

                           Notes to Unaudited Consolidated Financial Statements.....................................      7

                Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations......................................................      12

   Part II - Other Information

                Item 1.    Legal Proceedings........................................................................      21

                Item 4.    Submission of Matters to a Vote of Security Holders.......................................     21

                Item 6.    Exhibits and Reports on Form 8-K.........................................................      22

                Signatures..........................................................................................      24

                        PAXSON COMMUNICATIONS CORPORATION
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                                                       June 30,        December 31,
                                                                                                         2002              2001
                                                                                                     ------------      ------------
                                                                                                     (Unaudited)
Assets
Current assets:
    Cash and cash equivalents.................................................................       $     44,107      $     83,858
    Short-term investments....................................................................             19,916            12,150
    Accounts receivable, less allowance for doubtful accounts of $2,494 and $3,635,
        respectively..........................................................................             27,386            29,728
    Program rights............................................................................             55,340            65,370
    Prepaid expenses and other current assets.................................................              5,267             5,667
                                                                                                     ------------      ------------
       Total current assets...................................................................            152,016           196,773

Property and equipment, net...................................................................            150,615           147,641
Intangible assets, net........................................................................            902,571           912,147
Program rights, net of current portion........................................................             80,320            89,672
Investments in broadcast properties...........................................................             14,001            15,271
Other assets, net.............................................................................             29,269            22,171
                                                                                                     ------------      ------------
       Total assets...........................................................................       $  1,328,792      $  1,383,675
                                                                                                     ============      ============

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities..................................................       $     28,999      $     25,858
    Accrued interest..........................................................................             14,483            15,220
    Obligations for program rights............................................................             51,451            76,169
    Obligations for cable distribution rights.................................................              9,329            12,325
    Deferred revenue from satellite distribution rights.......................................              7,181             6,414
    Current portion of bank financing.........................................................              3,614             2,899
                                                                                                     ------------      ------------
       Total current liabilities..............................................................            115,057           138,885

    Obligations for program rights, net of current portion....................................             27,915            43,396
    Obligations for cable distribution rights, net of current portion.........................                732               710
    Deferred revenue from satellite distribution rights, net of current portion...............             10,493            11,776
    Senior subordinated notes and bank financing, net.........................................            867,690           526,281
    Other long-term liabilities...............................................................             39,228            36,510
                                                                                                     ------------      ------------
       Total liabilities......................................................................          1,061,115           757,558
                                                                                                     ------------      ------------

Mandatorily redeemable preferred stock........................................................            941,201         1,164,160
                                                                                                     ------------      ------------
Commitments and contingencies.................................................................                 --                --
                                                                                                     ------------      ------------

Stockholders' deficit:
    Class A common stock, $0.001 par value; one vote per share; 215,000,000
       shares authorized, 56,568,827 and 56,380,177 shares issued and outstanding.............                 57                56
    Class B common stock, $0.001 par value; ten votes per share; 35,000,000
       shares authorized and 8,311,639 shares issued and outstanding..........................                  8                 8
    Common stock warrants and call option.....................................................             68,384            68,384
    Stock subscription notes receivable.......................................................             (1,588)           (1,088)
    Additional paid-in capital................................................................            513,376           512,194
    Deferred stock option compensation........................................................             (4,662)           (6,537)
    Accumulated deficit.......................................................................         (1,246,560)       (1,109,710)
    Accumulated other comprehensive loss......................................................             (2,539)           (1,350)
                                                                                                     -------------     -------------
       Total stockholders' deficit............................................................           (673,524)         (538,043)
                                                                                                     -------------     -------------

Total liabilities, mandatorily redeemable preferred stock, and stockholders' deficit..........       $  1,328,792      $  1,383,675
                                                                                                     ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION
                      Consolidated Statements of Operations
                 (in thousands except share and per share data)


                                                                     For the Three Months Ended        For the Six Months Ended
                                                                               June 30,                         June 30,
                                                                        2002             2001             2002            2001
                                                                    ------------     -----------      -----------     ------------
                                                                             (Unaudited)                      (Unaudited)
REVENUES:
Gross revenues....................................................  $     78,611     $    78,981      $   159,392     $    159,195
Less: agency commissions..........................................       (10,279)        (11,249)         (21,985)         (22,148)
                                                                    ------------     -----------      -----------     ------------
Net revenues......................................................        68,332          67,732          137,407          137,047
                                                                    ------------     -----------      -----------     ------------

EXPENSES:
   Programming and broadcast operations (excluding stock-based
     compensation of $144, $272, $289 and $320)...................        12,209          10,669           25,167           20,858
   Program rights amortization....................................        19,446          21,430           38,415           45,863
   Selling, general and administrative (excluding stock-based
     compensation of $398, $1,799, $1,586 and $2,869).............        34,198          30,398           63,817           61,769
   Business interruption insurance proceeds.......................        (1,007)             --           (1,007)              --
   Time brokerage and affiliation fees............................           967             894            1,902            1,833
   Stock-based compensation.......................................           542           2,071            1,875            3,189
   Accrued programming loss.......................................         2,900              --            2,900               --
   Restructuring charge related to Joint Sales Agreements.........            --              --             (402)              --
   Depreciation and amortization..................................        14,228          24,136           26,866           48,132
                                                                    ------------     -----------      -----------     ------------
       Total operating expenses...................................        83,483          89,598          159,533          181,644
                                                                    ------------     -----------      -----------     ------------

Operating loss....................................................       (15,151)        (21,866)         (22,126)         (44,597)
                                                                    -------------    -----------      -----------     ------------

OTHER INCOME (EXPENSE):
   Interest expense...............................................       (21,374)        (11,855)         (41,033)         (24,138)
   Interest income................................................           378           1,253              874            2,737
   Other income (expense), net....................................           679          (1,276)             108           (1,607)
   Gain on modification of program rights obligations.............           204             233              437              466
   Gain on sale of television stations............................           700          10,649              700           10,649
                                                                    ------------     -----------      -----------     ------------

Loss before income taxes and extraordinary item...................       (34,564)        (22,862)         (61,040)         (56,490)
Income tax provision .............................................           (30)            (16)             (60)             (60)
                                                                    -------------    ------------     ------------    -------------
Loss before extraordinary item....................................       (34,594)        (22,878)         (61,100)         (56,550)

Extraordinary charge related to early extinguishment of debt......            --              --          (17,552)              --
                                                                    ------------     -----------      ------------    ------------
Net loss..........................................................       (34,594)        (22,878)         (78,652)         (56,550)

Dividends and accretion on redeemable preferred stock.............       (28,667)        (36,843)         (58,198)         (73,009)
                                                                    -------------    ------------     ------------    -------------
Net loss attributable to common stockholders......................  $    (63,261)    $   (59,721)     $  (136,850)    $   (129,559)
                                                                    ============     ===========      ===========     ============

Basic and diluted loss per share:
   Loss before extraordinary item.................................  $      (0.98)    $    (0.93)      $    (1.84)     $      (2.01)
   Extraordinary item.............................................            --             --            (0.27)               --
                                                                    ------------     -----------    -------------     ------------
   Net loss.......................................................  $      (0.98)    $    (0.93)      $    (2.11)     $      (2.01)
                                                                    ============     ==========       ==========      ============


Weighted average shares outstanding...............................    64,875,141      64,482,532       64,817,149       64,385,930
                                                                    ============     ===========      ===========     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION
                 Consolidated Statement Of Stockholders' Deficit
               For The Six Months Ended June 30, 2002 (Unaudited)
                                 (in thousands)

                                                                                      Common
                                                                                      Stock         Stock
                                                                                     Warrants   Subscription   Additional
                                                                   Common Stock     and Call        Notes        Paid-In
                                                                Class A   Class B     Option     Receivable      Capital
                                                                -------   --------    ------     ----------      -------
BALANCE AT DECEMBER 31, 2001................................      $  56      $  8     $68,384      $ (1,088)   $  512,194
   Stock-based compensation.................................         --        --          --            --            --
   Stock options exercised..................................          1        --          --            --         1,182
   Interest on stock subscription notes receivable..........         --        --          --          (500)           --
   Other comprehensive loss.................................         --        --          --            --            --
   Dividends on redeemable preferred stock..................         --        --          --            --            --
   Accretion on redeemable preferred stock..................         --        --          --            --            --
   Net loss.................................................         --        --          --            --            --
                                                                  -----      ----     -------      --------    ----------
BALANCE AT JUNE 30, 2002....................................      $  57      $  8     $68,384      $ (1,588)   $  513,376
                                                                  =====      ====     =======      ========    ==========


                                                                                                   Accumulated
                                                                    Deferred                          Other            Total
                                                                  Stock Option     Accumulated    Comprehensive    Stockholders'
                                                                  Compensation       Deficit           Loss           Deficit
                                                                  ------------       -------           ----           -------
BALANCE AT DECEMBER 31, 2001................................        $ (6,537)       $(1,109,710)   $  (1,350)      $  (538,043)
   Stock-based compensation.................................           1,875                 --           --             1,875
   Stock options exercised..................................              --                 --           --             1,183
   Interest on stock subscription notes receivable..........              --                 --           --              (500)
   Other comprehensive loss.................................              --                 --       (1,189)           (1,189)
   Dividends on redeemable preferred stock..................              --            (43,988)          --           (43,988)
   Accretion on redeemable preferred stock..................              --            (14,210)          --           (14,210)
   Net loss.................................................              --            (78,652)          --           (78,652)
                                                                    --------        -----------    ---------       -----------
BALANCE AT JUNE 30, 2002....................................        $ (4,662)       $(1,246,560)   $  (2,539)      $  (673,524)
                                                                    =========       ===========    =========       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION
                      Consolidated Statements Of Cash Flows
                                 (in thousands)

                                                                                           For the Six Months Ended June 30,
                                                                                               2002                 2001
                                                                                           -----------           -----------
                                                                                                      (Unaudited)
    Cash flows from operating activities:
        Net loss..................................................................         $   (78,652)          $   (56,550)

    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization.............................................              26,866                48,132
        Stock-based compensation..................................................               1,875                 3,189
        Loss on extinguishment of debt............................................              17,552                    --
        Accrued programming loss..................................................               2,900                    --
        Non-cash restructuring charge.............................................                (402)                   --
        Program rights amortization...............................................              38,415                45,863
        Payments for cable distribution rights....................................              (3,257)               (8,425)
        Payments for program rights and deposits..................................             (58,965)              (58,710)
        Provision for doubtful accounts...........................................                (373)                1,831
        (Gain) loss from sale or disposal of assets and broadcast properties......                  15                (8,980)
        Accretion on senior subordinated discount notes...........................              17,522                    --
    Changes in assets and liabilities:
        Decrease in restricted cash and short-term investments....................                  --                 1,998
        Decrease in accounts receivable...........................................               1,615                 1,862
        Decrease (increase) in prepaid expenses and other current assets..........                 400                (1,923)
        Decrease in other assets..................................................               2,143                 2,151
        Increase (decrease) in accounts payable and accrued liabilities...........               2,049                (2,999)
        Decrease in accrued interest..............................................                (738)               (2,214)
                                                                                           -----------           -----------
             Net cash used in operating activities................................             (31,035)              (34,775)
                                                                                           -----------           -----------

    Cash flows from investing activities:
        Acquisitions of broadcasting properties...................................                (265)              (12,659)
        (Increase) decrease in short-term investments.............................              (7,766)               15,013
        Purchases of property and equipment.......................................             (19,135)              (13,688)
        Proceeds from sales of television stations................................                 700                15,121
        Proceeds from sales of property and equipment.............................                  12                   202
        Proceeds from insurance recoveries........................................               1,493                    --
        Other ....................................................................                (568)                 (273)
                                                                                           ------------          ------------
             Net cash (used in) provided by investing activities..................             (25,529)                3,716
                                                                                           ------------          -----------

    Cash flows from financing activities:
        Borrowings of long-term debt..............................................             325,338                 9,766
        Repayments of long-term debt..............................................                (736)               (1,115)
        Preferred stock dividends paid............................................                  --                (3,546)
        Redemption of 12 1/4% exchange debentures.................................            (284,410)                   --
        Payments of loan origination costs........................................             (10,259)                   --
        Debt extinguishment premium and costs.....................................             (14,302)                   --
        Proceeds from exercise of common stock options, net.......................               1,182                 2,524
        Repayment of stock subscription notes receivable..........................                  --                   182
                                                                                           -----------           -----------
             Net cash provided by financing activities............................              16,813                 7,811
                                                                                           -----------           -----------

        Decrease in cash and cash equivalents.....................................             (39,751)              (23,248)
        Cash and cash equivalents, beginning of period............................              83,858                51,363
                                                                                           -----------           -----------
        Cash and cash equivalents, end of period..................................         $    44,107           $    28,115
                                                                                           ===========       ----===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION

              Notes To Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

     Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. Except for the adoption of Statement of Financial Accounting Standards No. 142 described below, there have been no changes in accounting policies since the year ended December 31, 2001. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

2. ADOPTION OF SFAS 142

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives. No impairment loss was recognized upon adoption. Under SFAS 142, the Company no longer amortizes goodwill and FCC license intangibles (which the Company believes have indefinite lives). Under previous accounting standards, these assets were being amortized over 25 years. Assuming the adoption of SFAS 142 had occurred at the beginning of 2001, the Company's net loss attributable to common stockholders for the three and six months ended June 30, 2001 would have been approximately $50.0 million, or $0.78 per share, and $109.9 million, or $1.71 per share, respectively.

3. INSURANCE PROCEEDS

     The Company's antenna, transmitter and other broadcast equipment for its New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. The Company is currently broadcasting from towers outside Manhattan at substantially lower height and power. The Company is evaluating several alternatives to improve its signal through transmission from other locations, however the Company expects that it could take several years to replace the signal it had at the World Trade Center location with a comparable signal. The Company has property and business interruption insurance coverage to mitigate the losses sustained. Insurance recoveries are recognized in the period they become probable of collection and can be reasonably estimated. During the second quarter, the Company received insurance proceeds of $2.5 million, $1.5 million of which related to property losses and $1.0 million related to business interruption. Insurance proceeds related to property losses are recorded in the statement of operations as a component of other income (expense), net of the historical cost of the assets destroyed. Business interruption proceeds are recorded in the statement of operations as a reduction of the Company's operating loss.


4. JSA RESTRUCTURING

     During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into Joint Sales Agreements ("JSAs") primarily with National Broadcasting Company, Inc. ("NBC") affiliate stations in each of the Company's remaining non-JSA markets. Through June 30, 2002, the Company has paid termination benefits to 83 employees totaling approximately $1.6 million and paid lease termination costs of approximately $1.5 million, which were charged against the restructuring reserve. Due to events outside the Company's control, including the events of September 11, 2001, the Company was unable to fully complete the plan in 2001. The Company now expects to substantially complete the JSA restructuring by the end of the third quarter of 2002, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

     The Company has been unable to enter into JSAs for two of the three remaining stations included in its restructuring plan. Although the Company intends to continue pursuing JSAs for these stations, the Company is currently unable to determine the ultimate timing of these JSAs. Accordingly, in the first quarter of 2002, the Company reversed approximately $0.4 million of restructuring reserves primarily related to these two stations and certain other reserves which were no longer required.

     The following summarizes the activity in the Company's restructuring reserves for the six months ended June 30, 2002 (in thousands):


                                               Balance                                  Amounts Credited to           Balance
                                          December 31, 2001       Cash Deductions        Costs and Expenses        June 30, 2002
                                          -----------------       ---------------        ------------------        -------------
   Accrued Liabilities:
        Lease costs.................         $    1,717              $     (518)             $     (129)              $   1,070
        Severance...................                382                    (109)                   (273)                     --
                                             ----------              ----------              ----------               ---------
                                             $    2,099              $     (627)             $     (402)              $   1,070
                                             ==========              ==========              ==========               =========

5. SENIOR SUBORDINATED NOTES AND BANK FINANCING

     Senior subordinated notes and bank financing consists of the following (in thousands):

                                                                                               June 30,             December 31,
                                                                                                 2002                   2001
                                                                                                 ----                   ----
     12 1/4% Senior Subordinated Discount Notes, due 2009............................         $    496,263           $        --
     10 3/4% Senior Subordinated Notes, due 2008.....................................              200,000               200,000
     Senior Bank Credit Facility.....................................................              344,862               328,575
     Other debt......................................................................                  582                   605
                                                                                              ------------           -----------
                                                                                                 1,041,707               529,180
     Less: discount on 12 1/4% Senior Subordinated Discount Notes....................             (170,403)                   --
     Less: current portion of bank financing.........................................               (3,614)               (2,899)
                                                                                              ------------           -----------
                                                                                              $    867,690           $   526,281
                                                                                              ============           ===========


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

     The Company's senior credit facility contains various covenants restricting the Company's ability and the ability of its subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting its activities. On June 28, 2002, the Company and its lenders amended the senior credit facility to, among other things, reduce the minimum required levels of net revenues and EBITDA for certain periods under the facility's financial covenants and allow the Company to retain the proceeds from certain planned asset sales for general corporate purposes. In connection with the amendment, the interest rates were increased to LIBOR plus 3.25% or Base Rate (as defined) plus 2.25%, at the Company's option, and the Company paid an amendment fee of $0.9 million. The senior credit facility, as amended, contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined) for each of the fiscal quarters ended June 30, 2001 through December 31, 2004, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after March 31, 2005, (3) maximum annual capital expenditures for 2001 through 2006 and (4) maximum annual programming payments for 2002 through 2006. At June 30, 2002, the Company was in compliance with these amended covenants. The Company believes that it will continue to be in compliance with its debt covenants for the next twelve months. However, there can be no assurance that the Company will continue to be in compliance. If the Company were to violate any of these covenants, the Company would be required to seek a waiver from its lenders under the senior credit facility and possibly seek another amendment to the senior credit facility. Although the Company believes it would be able to obtain waivers or amendments to its senior credit facility relating to these covenants, there can be no assurance that the Company's lenders under its senior credit facility would grant the Company any waiver or amendment which might become necessary. If the Company failed to meet any of its debt covenants and the Company's lenders did not grant a waiver or amend the facility, the lenders would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the Company's senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of the Company's three outstanding series of preferred stock the right to elect two directors per series to the Company's board of directors. There can be no assurance that the Company would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

6. MANDATORILY REDEEMABLE PREFERRED STOCK

     The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the six month period ended June 30, 2002 (in thousands):

                                                                                                         Series B
                                                                          Junior                        Convertible
                                                       Exchangeable     Exchangeable    Convertible     Exchangeable
                                                         Preferred       Preferred       Preferred       Preferred
                                                           Stock           Stock           Stock            Stock
                                                          12 1/2%         13 1/4%          9 3/4%            8%             Total
                                                       ------------     -------------   ----------      -----------     -----------
Balance at December 31, 2001.........................    $  279,890       $   310,068    $ 103,140       $  471,062     $ 1,164,160
Accretion............................................            23               592          248           13,347          14,210
Accrual of cumulative dividends......................         1,244            20,929        5,214           16,601          43,988
Exchange into debentures  (see Note 5)...............      (281,157)               --           --               --        (281,157)
                                                         ----------       -----------    ---------       ----------     ------------
Balance at June 30, 2002 (unaudited).................    $       --       $   331,589    $ 108,602       $  501,010     $   941,201
                                                         ==========       ===========    =========       ==========     ===========
Aggregate liquidation preference at June 30, 2002....    $       --       $   336,840    $ 110,869       $  507,683     $   955,392
Shares authorized....................................            --            72,000       17,500           41,500         131,000
Shares issued and outstanding........................            --            33,135       11,087           41,500          85,722
Accrued dividends....................................    $       --       $     5,488    $      --       $   92,683     $    98,171


7. COMPREHENSIVE LOSS

     The components of the comprehensive loss are as follows (in thousands):

                                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                                  2002               2001             2002               2001
                                                                  ----               ----             ----               ----
Net loss..................................................    $   (34,594)      $  (22,878)       $   (78,652)        $   (56,550)
Other comprehensive loss:
     Unrealized loss on interest rate swap .................       (1,964)              --             (1,189)                 --
                                                              -----------       ----------        -----------         -----------

Comprehensive loss..........................................  $   (36,558)      $  (22,878)       $   (79,841)        $   (56,550)
                                                              ===========       ==========        ===========         ===========

8. INCOME TAXES

     The Company has recorded a provision for income taxes based on its estimated annual income tax liability. For the three and six months ended June 30, 2002 and 2001, the Company recorded a valuation allowance related to its net deferred tax asset resulting from tax losses generated during the period. Management believes that it is more likely than not that the Company will be unable to realize such assets.

9. PER SHARE DATA

     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

     As of June 30, 2002 and 2001, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

                                                                                                     June 30,
                                                                                               -----------------------
                                                                                                2002             2001
                                                                                                ----             ----
          Stock options outstanding.................................................           12,507           12,506
          Class A common stock warrants outstanding.................................           32,428           32,428
          Class A common stock reserved under convertible securities................           38,825           38,189
                                                                                               ------           ------
                                                                                               83,760           83,123
                                                                                               ======           ======

10. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash operating and financing activities are as follows (in thousands):


                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                                --------------------
                                                                                                2002            2001
                                                                                                ----            ----
                                                                                                    (Unaudited)
           Supplemental disclosures of cash flow information:
                Cash paid for interest...............................................          $  21,994      $23,653
                                                                                               =========      =======
                Cash paid for income taxes...........................................          $     550      $    83
                                                                                               =========      =======

           Non-cash operating and financing activities:
                Barter revenue.......................................................          $     436      $   361
                                                                                               =========      =======
                Dividends accrued on redeemable preferred stock......................          $  43,988      $55,421
                                                                                               =========      =======
                Discount accretion on redeemable securities..........................          $  14,210      $14,042
                                                                                               =========      =======

11. SUBSEQUENT EVENTS

     On July 16, 2002, the Company entered into an agreement to sell the assets of its television station KPXF, serving the Fresno-Visalia, California, market to Univision Communications, Inc. for a cash purchase price of $35 million. The station sale, subject to regulatory approvals, is expected to close by December 31, 2002.

     On August 1, 2002, the Company entered into agreements with a subsidiary of CBS Broadcasting, Inc. ("CBS") and Crown Media United States, LLC ("Crown Media") to sublicense the Company's rights to broadcast the television series TOUCHED BY AN ANGEL ("Touched") to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, the Company will receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period commencing August 2002 and the remaining $8.8 million of which will be paid over a three-year period commencing August 2003. In addition, Crown Media is obligated to sub-license future seasons from the Company should CBS renew the series.

     Under the terms of the Company's agreement with CBS, the Company remains obligated to CBS for amounts due under its pre-existing license agreement which, as of June 30, 2002, totaled approximately $88.9 million (including commitments of approximately $46.7 million for the 2001/2002 and 2002/2003 seasons to be made available in the future). However, such amounts due to CBS will be reduced by approximately $15 million in programming cost savings. The transaction is expected to result in a gain of approximately $4 million which will be deferred over the term of agreement since the Company remains liable to CBS.

     Under its agreement with CBS, the Company is contractually obligated to license future seasons of Touched if the series is renewed by CBS. Under its sub-license agreement with Crown Media, Crown Media is obligated to sub-license such future seasons from the Company. The Company's financial obligation to CBS for future seasons will exceed the sub-license fees to be received from Crown Media resulting in accrued programming losses to the extent the series is renewed in future seasons. During the second quarter of 2002, upon the decision by CBS to renew Touched for the 2002/2003 season, the Company became committed to license the 2002/2003 season resulting in an accrued programming loss of approximately $10.7 million. This amount was offset in part by a reduction in the Company's estimated loss on the 2001/2002 season of approximately $7.8 million, resulting in a net accrued programming loss of $2.9 million in the second quarter. The change in estimate for the 2001/2002 season was due to the sub-licensing agreement with Crown Media and a lower number of episodes produced than previously estimated.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTSOF OPERATIONS

GENERAL

    We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 65 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 41 of the top 50 U.S. markets. We operate PAX TV, a network that provides family entertainment programming seven days per week and reaches approximately 87% of prime time television households in the U.S. through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates.

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

    In September 1999, National Broadcasting Company, Inc. ("NBC") invested $415 million in our company. We have also entered into a number of agreements with NBC that are intended to strengthen our business. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into JSAs with NBC with respect to most of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the six months ended June 30, 2002, we paid or accrued amounts due to NBC totaling approximately $9.1 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

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

    We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

    o Network spot advertising revenue. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or "upfront," commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. Network advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network advertising revenue represented approximately 32% of our revenue during the six months ended June 30, 2002.

    o Network long form paid programming. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. Our network long form paid programming represented approximately 33% of our revenue during the six months ended June 30, 2002.

    o Station advertising revenue. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 35% of our revenue during the six months ended June 30, 2002. Included in station advertising revenue is long form paid programming sold locally or nationally which represented approximately 15% of our revenue during the six months ended June 30, 2002.

    Our revenue mix has changed since we launched PAX TV in 1998. The percentage mix of our long form paid programming has declined from more than 90% in 1997 to 52% (combined network and television station long form) in the six months ended June, 2002 due to the increase in spot advertising sales following the launch of PAX TV. Long-form paid programming, however, continues to represent a significant portion of our revenues.

    Commencing in the fourth quarter of 1999, we began entering into Joint Sales Agreements ("JSA") with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot advertising sales management and representation for our stations and we integrate and co-locate our station operations with those of our JSA partners. To date, we have entered into JSAs for 53 of our 65 television stations.

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

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and six months ended June 30, 2002 and 2001 (in thousands):


                                                                         Three Months Ended                Six Months Ended
                                                                               June 30                          June 30
                                                                    ----------------------------      ---------------------------
                                                                       2002            2001              2002             2001
                                                                       ----            ----              ----             ----
                                                                             (unaudited)                      (unaudited)
Gross revenues................................................      $    78,611      $    78,981      $  159,392       $  159,195
Less: agency commissions......................................          (10,279)         (11,249)        (21,985)         (22,148)
                                                                    -----------      -----------      ----------       ----------
Net revenues                                                             68,332           67,732         137,407          137,047
                                                                    -----------      -----------      ----------       ----------
Expenses:
     Programming and broadcast operations.....................           12,209           10,669          25,167           20,858
     Program rights amortization..............................           19,446           21,430          38,415           45,863
     Selling, general and administrative......................           34,198           30,398          63,817           61,769
     Business interruption insurance proceeds.................           (1,007)              --          (1,007)              --
     Time brokerage and affiliation fees......................              967              894           1,902            1,833
     Stock-based compensation.................................              542            2,071           1,875            3,189
     Accrued programming loss.................................            2,900               --           2,900               --
     Restructuring charge related to Joint Sales Agreements...                -               --            (402)              --
     Depreciation and amortization............................           14,228           24,136          26,866           48,132
                                                                    -----------      -----------      ----------       ----------
        Total operating expenses..............................           83,483           89,598         159,533          181,644
                                                                    -----------      -----------      ----------       ----------
Operating loss................................................      $   (15,151)     $   (21,866)     $  (22,126)      $  (44,597)
                                                                    ============     ===========      ==========       ==========

Other Data:
     Adjusted EBITDA (a)......................................      $     3,486      $     5,235      $   11,015       $    8,557
     Program rights payments and deposits.....................           29,915           30,832          58,965           58,710
     Payments for cable distribution rights...................              979            6,076           3,257            8,425
     Capital expenditures.....................................            7,087            7,571          19,135           13,688
     Cash flows used in operating activities..................          (10,397)         (21,096)        (31,035)         (34,775)
     Cash flows (used in) provided by investing activities....             (891)          21,848         (25,529)           3,716
     Cash flows provided by financing activities..............            3,281            6,563          16,813            7,811

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

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     Gross revenues decreased 0.5% to $78.6 million for the three months ended June 30, 2002 from $79.0 million for the three months ended June 30, 2001. This decrease is primarily attributable to decreases in revenue from the PAX TV network offset in part by higher advertising revenues from our television stations. The increase in television station revenues is primarily due to improved television spot advertising revenues in our local markets partially offset by decreases in television station long-form revenues. The decrease in PAX TV network advertising revenues resulted from a weaker upfront market for the 2001/2002 broadcast season and we expect this trend to continue through the third quarter of 2002.

    Our revenues during the three and six months ended June 30, 2002 were negatively affected by the temporary loss of the broadcast signal of our New York television station when our antenna, transmitter and other broadcast equipment was destroyed upon the collapse of the World Trade Center on September 11, 2001. We are currently broadcasting from towers outside of Manhattan at substantially lower height and power. We are evaluating several alternatives to improve our signal through transmission from other locations, however we expect it could take several years to replace the signal we enjoyed at the World Trade Center location with a comparable signal. We believe the loss of a significant portion of our over-the-air viewership in the New York market has had a negative effect on our revenues as a result of lower ratings for the PAX TV network and our station serving the New York market. We have property and business interruption insurance coverage to mitigate the losses sustained. Insurance recoveries will be recognized in the period they become probable of collection and can be reasonably estimated. During the second quarter, we received insurance proceeds of $2.5 million, $1.5 million of which related to property losses and $1.0 million related to business interruption. Insurance proceeds related to property losses are recorded in the statement of operations as a component of other income (expense), net of the historical cost of the assets destroyed. Business interruption proceeds have been recorded in the accompanying statement of operations as a reduction of our operating loss.

    Programming and broadcast operations expenses were $12.2 million during the three months ended June 30, 2002, compared with $10.7 million for the comparable period last year. This increase is primarily due to tower rent expense for previously owned towers that were sold in 2001 and higher music licensing fees. Program rights amortization expense was $19.4 million during the three months ended June 30, 2002 compared with $21.4 million for the comparable period last year. The decrease is primarily due to a greater mix of lower cost original programming versus the comparable period last year. Selling, general and administrative expenses were $34.2 million during the three months ended June 30, 2002 compared with $30.4 million for the comparable period last year. The increase is primarily due to $1.9 million in legal fees associated with the NBC arbitration and approximately $2.1 million of spectrum related costs that were expensed due to the indefinite delay of the 700 MHz auction which had been scheduled for June 2002. As described below, during the quarter we recorded an accrued programming loss of $2.9 million related to estimated losses for the 2001/2002 and 2002/2003 seasons of Touched By An Angel. Stock-based compensation expense was $0.5 million during the three months ended June 30, 2002 compared with $2.1 million for the comparable period last year. The decrease is primarily due to a reduction in options vesting in the second quarter of 2002 compared with the same period last year. Depreciation and amortization expense was $14.2 million during the three months ended June 30, 2002 compared with $24.1 million for the comparable period last year. This decrease is due primarily to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets with indefinite lives, including FCC licenses, be tested for impairment annually rather than amortized over time. As a result of the new accounting standard, our amortization expense is now significantly lower as we no longer amortize goodwill and FCC license intangible assets.

     Interest expense for the three months ended June 30, 2002, increased to $21.4 million from $11.9 million in the same period in 2002. The increase is primarily due to a greater level of debt due to our refinancings in July 2001 and January 2002. At June 30, 2002, total long-term debt and senior subordinated notes were $871.3 million compared with $414.4 million as of June 30, 2001. Although the July 2001 and January 2002 refinancings reduced our overall cost of capital, the refinancings increased our debt and decreased our redeemable preferred stock and as a result we expect our interest expense for the remainder of 2002 to be higher than in the comparable periods in 2001. Interest income for the three months ended June 30, 2002 decreased to $0.4 million from $1.3 million in the same period in 2002. The decrease is primarily due to lower average cash and short-term investment balances in 2002.

     The gain on sale of television stations for the three months ended June 30, 2002 represents $0.7 million of additional consideration received for the sale of a television station in 2001. During the three months ended June 30, 2001, we sold three television stations for aggregate consideration of approximately $18.9 million and realized pre-tax gains of approximately $10.6 million on these sales.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Gross revenues increased 0.1% to $159.4 million for the six months ended June 30, 2002 from $159.2 million for the six months ended June 30, 2001. This increase is primarily attributable to higher advertising revenues from our television stations offset in part by a decrease in revenue from the PAX TV network. The increase in television station revenues is primarily due to improved television spot advertising revenues in our local markets. The decrease in PAX TV network advertising revenues resulted from a weaker upfront market for the 2001/2002 broadcast season and we expect this trend to continue through the third quarter of 2002.

     Programming and broadcast operations expenses were $25.2 million during the six months ended June 30, 2002 compared with $20.9 million for the comparable period last year. This increase is primarily due to tower rent expense for previously owned towers that were sold in 2001 and higher music licensing fees. Program rights amortization expense was $38.4 million during the six months ended June 30, 2002 compared with $45.9 million for the comparable period last year. The decrease is primarily due to a greater mix of lower cost original programming versus the comparable period last year. Selling, general and administrative expenses were $63.8 million during the six months ended June 30, 2002 compared with $61.8 million for the comparable period last year. The increase is primarily due to $3.1 million in legal fees associated with the NBC arbitration and approximately $2.1 million of spectrum related costs that were written off due to the indefinite delay of the 700 MHz auction which had been scheduled for June 2002. Stock-based compensation expense was $1.9 million during the six months ended June 30, 2002 compared with $3.2 million for the comparable period last year. This decrease is due to a reduction in options vesting in the first half of 2002 compared with the same period last year. Depreciation and amortization expense was $26.9 million during the six months ended June 30, 2002 compared with $48.1 million for the comparable period last year. This decrease is due primarily to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and intangible assets with indefinite lives, including FCC licenses, be tested for impairment annually rather than amortized over time. As a result of the new accounting standard, our amortization expense is now significantly lower as we no longer amortize goodwill and FCC license intangible assets.

     Interest expense for the six months ended June 30, 2002, increased to $41.0 million from $24.1 million in the same period in 2001. The increase is primarily due to a greater level of senior debt due to our refinancings in July 2001 and January 2002. Interest income for the six months ended June 30, 2002 decreased to $0.9 million from $2.7 million in the same period in 2001. The decrease is primarily due to lower average cash and short-term investment balances in 2002.

RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2000, we approved a plan to restructure our television station operations by entering into JSAs primarily with NBC affiliate stations in each of our remaining non-JSA markets. Through June 30, 2002, we have paid termination benefits to 83 employees totaling approximately $1.6 million and paid lease termination costs of approximately $1.5 million, which were charged against the restructuring reserve. Due to events outside our control including the events of September 11, 2001, we were unable to fully complete the plan in 2001. We now expect to substantially complete the JSA restructuring by the end of the third quarter of 2002, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

     We have been unable to enter into JSA agreements for two of the three remaining stations included in our restructuring plan. Although we intend to continue pursuing JSAs for these stations, we are currently unable to determine the ultimate timing of these JSAs. Accordingly, in the first quarter of 2002, we reversed approximately $0.4 million of restructuring reserves primarily related to these two stations and certain other reserves which were no longer required.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our net working capital, availability under the Term A portion of our senior credit facility and proceeds from the planned sale of certain non-core assets. Proceeds from the sale of these assets are expected to generate approximately $100 million and include the sale of our television station serving the Fresno, California market for $35 million as described below, as well as the sale of certain other non-core television stations which, if completed, will raise an additional $65 million. The other non-core television assets we plan to sell are either not broadcasting PAX TV or would not materially diminish the nationwide distribution of PAX TV. In conjunction with this plan, on July 16, 2002, we entered into an agreement to sell the assets of our television station KPXF, serving Fresno, California, to Univision Communications, Inc. for a cash purchase price of $35 million. The station sale, subject to regulatory approvals, is expected to close by December 31, 2002. We expect to receive the proceeds related to the remaining asset sales either by the end of 2002 or early in 2003. In addition to the planned asset sales, in the third quarter of 2002 we plan to complete the securitization of our accounts receivable resulting in additional cash proceeds of approximately $15 million. We believe that cash provided by future operations, net working capital, available funding under the Term A portion of our senior credit facility and the proceeds from the planned asset sales and accounts receivable securitization will provide the liquidity necessary to meet our obligations and financial commitments for at least the next twelve months. If we are unable to sell the identified assets on acceptable terms or our financial results are not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

    As of June 30, 2002, we had $64.0 million in cash and short-term investments and working capital of approximately $37.0 million. During the six months ended June 30, 2002, our cash and short-term investments decreased by approximately $32.0 million due primarily to the use of $22.0 million to pay interest as well as cash used to fund operations including programming and cable payments.

     Cash used in operating activities was approximately $31.0 million and $34.8 million for the six months ended June 30, 2002 and 2001, respectively. These amounts primarily reflect the operating costs incurred in connection with the operation of PAX TV and the related programming rights and cable distribution rights payments and interest payments on our debt.

     Cash (used in) provided by investing activities was approximately ($25.5) million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively. These amounts primarily include capital expenditures, short-term investment transactions, acquisitions of broadcast properties offset by proceeds from station sales and property insurance proceeds. As of June 30, 2002, we had agreements to purchase significant assets of broadcast properties totaling approximately $36.0 million, net of deposits and advances. We do not anticipate spending any significant amounts to satisfy these commitments until 2005 or thereafter.

     Capital expenditures were approximately $19.1 million and $13.7 million for the six months ended June 30, 2002 and 2001, respectively. The FCC has mandated that each licensee of a full power broadcast television station, that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002, and complete the build-out of the balance of its full authorized facilities by a later date to be established by the FCC. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC's timing requirements for the broadcast of digital television. We have commenced migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. Because of the uncertainty as to standards, formats and usage, however, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations, but we currently anticipate spending at least an additional $35 million over the next several years to complete the conversion. We will likely fund our digital conversion from availability under the $50 million Term A portion of our senior credit facility, as well as cash on hand, the sale of assets and from other financing arrangements.

     Cash provided by financing activities was $16.8 million and $7.8 million during the six months ended June 30, 2002 and 2001, respectively. These amounts include the proceeds from the January 2002 refinancing described below, as well as the related principal repayments, redemption premium, and refinancing costs. Also included are proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments.

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

     The terms of the indentures governing our senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for specified indebtedness related to the funding of capital expenditures and refinancing indebtedness. In addition, our senior credit facility also contains covenants restricting our ability and the ability of our subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting our activities. On June 28, 2002, we and our lenders under our senior bank credit facility amended the senior credit facility to, among other things, reduce the minimum required levels of net revenues and EBITDA for certain periods under the facility's financial covenants and allow us to retain the proceeds from certain planned asset sales for general corporate purposes. In connection with the amendment, the interest rates were increased to LIBOR plus 3.25% or Base Rate (as defined) plus 2.25%, at our option, and we paid an amendment fee of $0.9 million. Our senior credit facility, as amended, contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined in the senior credit facility) for each of the fiscal quarters ended June 30, 2001 through December 31, 2004, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after March 31, 2005, (3) maximum annual capital expenditures for 2001 through 2006 and (4) maximum annual programming payments for 2002 through 2006. Our twelve-month trailing minimum net revenue and EBITDA covenants, as amended, for the next four quarters are as follows (in thousands):


                           Fiscal Quarter Ending                 Minimum Net Revenues               Minimum EBITDA
                           ---------------------                 --------------------               --------------
                September 30, 2002...................                   $245,000                      $11,000
                December 31, 2002....................                   $250,000                      $14,000
                March 31, 2003.......................                   $260,000                      $20,000
                June 30, 2003........................                   $270,000                      $34,000

     Our ability to meet these financial covenants is influenced by several factors, the most significant of which include the effect on our revenues of overall conditions in the television advertising marketplace, our network and station ratings and the success of our JSA strategy. Although we currently expect to meet these covenants over the next twelve months, adverse developments with respect to these or other factors could result in our failing to meet one or more of these covenants. If we were to violate any of these covenants, we would be required to seek a waiver from our lenders under our senior credit facility and possibly seek another amendment to our senior credit facility. Although we believe that we would be able to obtain waivers or amendments to our senior credit facility relating to these covenants, we can provide no assurance that our lenders under our senior credit facility would grant us any waiver or amendment which might become necessary. If we failed to meet any of our debt covenants and our lenders did not grant a waiver or amend our facility, they would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of our three outstanding series of preferred stock the right to elect two directors per series to our board of directors. We can provide no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

     As of June 30, 2002, our programming contracts require collective payments of approximately $169.0 million as follows (in thousands):

                                                                      Obligation for       Program Rights
                                                                      Program Rights        Commitments           Total
                                                                      --------------       --------------    -------------
       2002 (July--December)................................           $     35,571        $    32,195       $      67,766
       2003................................................                  27,032             16,395              43,427
       2004................................................                  12,500             16,050              28,550
       2005................................................                   4,263             15,818              20,081
       2006................................................                      --              9,191               9,191
                                                                       ------------        -----------       -------------
                                                                       $     79,366        $    89,649       $     169,015
                                                                       ============        ===========       =============

     We are also committed to purchase at similar terms additional future series episodes of our licensed programs should they be made available.

     On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. ("CBS") and Crown Media United States, LLC ("Crown Media") to sub-license our rights to broadcast the televisions series Touched By An Angel ("Touched") to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, we will receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period commencing August 2002 and the remaining $8.8 million of which will be paid over a three-year period commencing August 2003. In addition, Crown Media is obligated to sub-license future seasons from us should CBS renew the series.

     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement which, as of June 30, 2002, totaled approximately $88.9 million (including commitments of approximately $46.7 million for the 2001/2002 and 2002/2003 seasons to be made available in the future). However, such amounts due to CBS will be reduced by approximately $15 million in programming cost savings. The transaction is expected to result in a gain of approximately $4 million which will be deferred over the term of agreement since we remain liable to CBS.

     Under our agreement with CBS, we are contractually obligated to license future seasons of Touched if the series is renewed by CBS. Under our sub-license agreement with Crown Media, Crown Media is obligated to sub-license such future seasons from us. Our financial obligation to CBS for future seasons will exceed the sub-license fees to be received from Crown Media resulting in accrued programming losses to the extent the series is renewed in future seasons. During the second quarter of 2002, upon the decision by CBS to renew Touched for the 2002/2003 season, we became committed to license the 2002/2003 season resulting in an accrued programming loss of approximately $10.7 million. This amount was offset in part by a decrease in our estimated loss on the 2001/2002 season of approximately $7.8 million, resulting in a net accrued programming loss of $2.9 million in the second quarter. The change in estimate for the 2001/2002 season was due to the sub-licensing agreement with Crown Media and a lower number of episodes produced than previously estimated.

     As of June 30, 2002, obligations for cable distribution rights require collective payments by us of approximately $10.1 million as follows (in thousands):




       2002 (July--December)................................   $     9,406
       2003................................................            362
       2004................................................            190
       2005................................................            180
                                                               -----------
                                                                    10,138
       Less: Amount representing interest..................            (77)
                                                               -----------
       Present value of cable rights payable...............    $    10,061
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

     We believe that NBC's acquisition of the Telemundo Group's television stations creates serious additional regulatory obstacles to NBC's ability to acquire control of us. It is highly unlikely that NBC would be able to obtain regulatory approval of its acquisition of control of us without significant changes in FCC rules and our agreement to divest some of our most significant television station assets, which in turn could have a material adverse effect upon the value of our company. These factors may substantially reduce the likelihood of NBC acquiring more of our shares and control of our company. The arbitration proceeding has been concluded and we currently expect the arbitrator to render a decision by the end of August 2002. We cannot provide assurance that the outcome of the proceeding will be favorable to us nor can we predict the effect that the outcome of this proceeding will have upon our business.

     We have significant operating relationships with NBC which have been developed since NBC's investment in us in September 1999. NBC serves as our exclusive sales representative to sell most of our PAX TV network advertising and is the exclusive national sales representative for most of our stations. We have entered into JSAs with NBC owned or NBC affiliated stations with respect to 48 of our television stations. Each JSA typically provides for our JSA partner to serve as our exclusive sales representative to sell our local station advertising and for many of our station's operations to be integrated and co-located with those of the JSA partner. Should the outcome of our arbitration proceeding against NBC require the unwinding or termination of some or all of these operating relationships, or should NBC or the NBC affiliates elect not to renew the agreements under which these operating relationships have been implemented, we could be required to incur significant costs to resume performing the advertising sales and other operating functions currently performed by NBC and our JSA partners, including the expense of re-establishing office and studio facilities separate from those of the JSA partners, or to transfer performance of these functions to another broadcast television station operator. Our network and station revenues could also be adversely affected by the disruption of our advertising sales efforts that could result from the unwinding of the JSAs. The unwinding or termination of some or all of our JSAs could have a materially adverse effect upon us.

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

     In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC has breached its agreements with us and has breached its fiduciary duty to us and to our shareholders. We have asserted that NBC's proposed acquisition of Telemundo Group (which was completed in April
2002) violates the terms of the agreements governing the investment and partnership between us and NBC. The arbitration proceeding has been concluded and we expect the arbitrator to render a decision by the end of August 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders on May 3, 2002, the stockholders reelected three Class II directors and ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2002. The number of votes cast for, cast against and withheld with respect to each of the matters voted upon at the meeting are set forth below.

       Election of Class II Directors for a term of three years:

           Director                     For                         Withheld
           --------                     ---                         --------
       Bruce L. Burnham             137,742,964                     1,108,665
       James L. Greenwald           137,736,418                     1,115,211
       John E. Oxendine             137,745,683                     1,105,946

       The terms of the Company's Class I directors (Lowell W. Paxson, Jeffrey Sagansky and Henry J. Brandon) expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2004. The Company's Class III directors, all of whom were employees of NBC, resigned during November and December 2001, and the Company currently has no Class III directors. The terms of any Class III directors who may be appointed by the Board of Directors will expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2003.

                                          For          Against     Abstentions
                                          ---          -------     -----------
       Appointment of Independent
        Accountants                   138,252,316      561,226        38,087

       There were no broker non-votes with respect to matters submitted for a vote at the meeting.

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

3.1.1    Certificate of Incorporation of the Company (1)

3.1.6 Certificate of Designation of the Company's 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7 Certificate of Designation of the Company's 13-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (3)

3.2      Bylaws of the Company (4)

4.6 Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 10-3/4% Senior Subordinated Notes due 2008 (5)

4.7 Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent for the Lenders and as Collateral Agent for the Secured Parties, Union Bank of California, N.A., as Syndication Agent for the Lenders, and CIBC Inc. and General Electric Capital Corporation, as Co-Documentation Agents for the Lenders (5)

4.7.1 Amendment No. 1, dated as of January 7, 2002, to the Credit Agreement, dated as of July 12, 2001, amount the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders

4.7.2 Amendment No. 2, dated as of June 28, 2002, to the Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (6)

4.8 Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 12-1/4% Senior Subordinated Discount Notes due 2009 (7)

----------------

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

(6) Filed with the Company's Form 8-K, dated June 28, 2002, and incorporated herein by reference.

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

         Form 8-K, dated June 28, 2002, under Item 5. "Other Events" reporting that on June 28, 2002, the Company and the lenders under the Company's senior bank credit facility amended the facility to, among other things, reduce the minimum required levels of revenues and EBITDA for certain periods under the facility's financial covenants and allow the Company to retain the proceeds from planned asset sales for general corporate purposes.

         Form 8-K, dated July 18, 2002, under Item 5. "Other Events" reporting that Univision Communications, Inc. agreed to acquire the Company's television station KPXF (TV), serving Fresno-Visalia, California market, for a cash purchase price of $35 million.

                        PAXSON COMMUNICATIONS CORPORATION

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PAXSON COMMUNICATIONS CORPORATION





Date:  August 14, 2002                      By:    /s/ Ronald L. Rubin
                                                  ------------------------------
                                                  Ronald L. Rubin
                                                  Vice President
                                                  Chief Accounting Officer and
                                                  Corporate Controller
                                                  (Principal Accounting Officer)