Form 10-Q
period 2002-09-30
PAXSON COMMUNICATIONS CORP
filed 2002-11-14
CIK 923877

                                    FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

YES  [X]       NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002:

               CLASS OF STOCK                                NUMBER OF SHARES
               --------------                                ----------------

 Common stock-Class A, $0.001 par value per share..........     56,568,827

 Common stock-Class B, $0.001 par value per share..........      8,311,639

                        PAXSON COMMUNICATIONS CORPORATION




                                      INDEX


                                                                                                                         PAGE
                                                                                                                         ----
   PART I - FINANCIAL INFORMATION

                Item 1.    Financial Statements

                           Consolidated Balance Sheets as of
                           September 30, 2002 (unaudited) and December 31, 2001.....................................      3

                           Consolidated Statements of Operations for the Three and Nine Months
                           Ended September 30, 2002 and 2001 (unaudited)............................................      4

                           Consolidated Statement of Stockholders' Deficit for the
                           Nine Months Ended September 30, 2002 (unaudited).........................................      5

                           Consolidated Statements of Cash Flows for the Nine Months
                           Ended September 30, 2002 and 2001 (unaudited)............................................      6

                           Notes to Unaudited Consolidated Financial Statements.....................................      7

                Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations......................................................      12

                Item 4.    Controls and Procedures...................................................................     21

   PART II  -  OTHER INFORMATION

                Item 1.    Legal Proceedings........................................................................      22

                Item 6.    Exhibits and Reports on Form 8-K.........................................................      23

                Signatures..........................................................................................      25

                Certifications......................................................................................      26


                        PAXSON COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                                                     September 30,    December 31,
                                                                                                          2002           2001
                                                                                                      -----------     -----------
                                                                                                      (Unaudited)
Assets
Current assets:
    Cash and cash equivalents ....................................................................    $    23,367     $    83,858
    Short-term investments .......................................................................         18,197          12,150
    Accounts receivable, less allowance for doubtful accounts of $2,861 and $3,635, respectively .         24,703          29,728
    Program rights ...............................................................................         56,491          65,370
    Current portion of amounts due from Crown Media ..............................................          9,275              --
    Prepaid expenses and other current assets ....................................................          5,839           5,650
                                                                                                      -----------     -----------
       Total current assets ......................................................................        137,872         196,756

Property and equipment, net ......................................................................        145,594         144,591
Intangible assets, net ...........................................................................        891,127         905,379
Program rights, net of current portion ...........................................................         56,257          89,672
Amounts due from Crown Media, net of current portion .............................................         22,357              --
Investments in broadcast properties ..............................................................         12,216          15,271
Assets held for sale .............................................................................          9,476           9,852
Other assets, net ................................................................................         28,123          22,154
                                                                                                      -----------     -----------
       Total assets ..............................................................................    $ 1,303,022     $ 1,383,675
                                                                                                      ===========     ===========

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities .....................................................    $    38,500     $    25,858
    Accrued interest .............................................................................          9,269          15,220
    Obligations for program rights ...............................................................         52,816          76,169
    Obligations for cable distribution rights ....................................................          9,236          12,325
    Deferred revenue from satellite distribution rights ..........................................          7,556           6,414
    Current portion of bank financing ............................................................          3,011           2,899
                                                                                                      -----------     -----------
       Total current liabilities .................................................................        120,388         138,885

    Obligations for program rights, net of current portion .......................................         36,526          43,396
    Obligations for cable distribution rights, net of current portion ............................            732             710
    Deferred revenue from satellite distribution rights, net of current portion ..................          9,851          11,776
    Senior subordinated notes and bank financing, net ............................................        882,790         526,281
    Other long-term liabilities ..................................................................         24,785          36,510
                                                                                                      -----------     -----------
       Total liabilities .........................................................................      1,075,072         757,558
                                                                                                      -----------     -----------

Mandatorily redeemable preferred stock ...........................................................        970,274       1,164,160
                                                                                                      -----------     -----------
Commitments and contingencies ....................................................................             --              --
                                                                                                      -----------     -----------

Stockholders' deficit:
    Class A common stock, $0.001 par value; one vote per share; 215,000,000
       shares authorized, 56,568,827 and 56,380,177 shares issued and outstanding ................             57              56
    Class B common stock, $0.001 par value; ten votes per share; 35,000,000
       shares authorized and 8,311,639 shares issued and outstanding .............................              8               8
    Common stock warrants and call option ........................................................         68,384          68,384
    Stock subscription notes receivable ..........................................................         (1,588)         (1,088)
    Additional paid-in capital ...................................................................        513,775         512,194
    Deferred stock option compensation ...........................................................         (3,845)         (6,537)
    Accumulated deficit ..........................................................................     (1,315,550)     (1,109,710)
    Accumulated other comprehensive loss .........................................................         (3,565)         (1,350)
                                                                                                      -----------     -----------
       Total stockholders' deficit ...............................................................       (742,324)       (538,043)
                                                                                                      -----------     -----------

Total liabilities, mandatorily redeemable preferred stock, and stockholders' deficit .............    $ 1,303,022     $ 1,383,675
                                                                                                      ===========     ===========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)


                                                                 For the Three Months Ended       For the Nine Months Ended
                                                                         September 30,                   September 30,
                                                                 ----------------------------    ----------------------------
                                                                    2002             2001             2002            2001
                                                                 ------------    ------------    ------------    ------------
                                                                         (Unaudited)                      (Unaudited)

REVENUES:
Gross revenues ...............................................   $     77,130    $     72,462    $    236,522    $    231,657
Less: agency commissions .....................................        (10,874)        (10,507)        (32,859)        (32,655)
                                                                 ------------    ------------    ------------    ------------
Net revenues .................................................         66,256          61,955         203,663         199,002
                                                                 ------------    ------------    ------------    ------------

EXPENSES:
   Programming and broadcast operations (excluding stock-based
     compensation of $145, $308, $434 and $628) ..............         12,342          10,012          37,509          30,870
   Program rights amortization ...............................         19,973          20,378          58,388          66,241
   Selling, general and administrative (excluding stock-based
     compensation of $1,071, $2,238, $2,657 and $5,107) ......         35,310          29,090          99,127          90,859
   Business interruption insurance proceeds ..................             --              --          (1,007)             --
   Time brokerage and affiliation fees .......................          1,088             894           2,990           2,727
   Stock-based compensation ..................................          1,216           2,546           3,091           5,735
   Adjustment of programming to net realizable value .........             --          66,992           2,900          66,992
   Restructuring charge related to Joint Sales Agreements ....            (65)             --            (467)             --
   Depreciation and amortization .............................         14,472          24,213          41,338          72,345
                                                                 ------------    ------------    ------------    ------------
       Total operating expenses ..............................         84,336         154,125         243,869         335,769
                                                                 ------------    ------------    ------------    ------------

Operating loss ...............................................        (18,080)        (92,170)        (40,206)       (136,767)
                                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest expense ..........................................        (21,988)        (13,088)        (63,021)        (37,226)
   Interest income ...........................................            778           1,286           1,652           4,023
   Other income (expense), net ...............................         (1,027)           (759)           (919)         (2,365)
   Gain on modification of program rights obligations ........            480             233             917             699
   Gain (loss) on sale of television stations ................            (50)          2,410             650          13,059
                                                                 ------------    ------------    ------------    ------------

Loss before income taxes and extraordinary item ..............        (39,887)       (102,088)       (100,927)       (158,577)
Income tax provision .........................................            (30)            (30)            (90)            (90)
                                                                 ------------    ------------    ------------    ------------
Loss before extraordinary item ...............................        (39,917)       (102,118)       (101,017)       (158,667)

Extraordinary charge related to early extinguishment of debt .             --          (9,903)        (17,552)         (9,903)
                                                                 ------------    ------------    ------------    ------------
Net loss .....................................................        (39,917)       (112,021)       (118,569)       (168,570)

Dividends and accretion on redeemable preferred stock ........        (29,073)        (37,522)        (87,271)       (110,531)
                                                                 ------------    ------------    ------------    ------------
Net loss attributable to common stockholders .................   $    (68,990)   $   (149,543)   $   (205,840)   $   (279,101)
                                                                 ============    ============    ============    ============

Basic and diluted loss per share:
   Loss before extraordinary item ............................   $      (1.06)   $      (2.16)   $      (2.90)   $      (4.18)
   Extraordinary item ........................................             --           (0.15)          (0.27)          (0.15)
                                                                 ------------    ------------    ------------    ------------
   Net loss ..................................................   $      (1.06)   $      (2.31)   $      (3.17)   $      (4.33)
                                                                 ============    ============    ============    ============
Weighted average shares outstanding ..........................     64,880,466      64,602,832      64,838,487      64,458,933
                                                                 ============    ============    ============    ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)
                                 (in thousands)


                                                                             COMMON
                                                                              STOCK          STOCK
                                                          COMMON STOCK      WARRANTS     SUBSCRIPTION
                                                        -----------------   AND CALL         NOTES
                                                        CLASS A  CLASS B     OPTION       RECEIVABLE
                                                        -------  --------    ------       ----------
BALANCE AT DECEMBER 31, 2001 .....................     $   56     $    8     $68,384     $(1,088)
   Deferred option plan compensation .............         --         --          --          --
   Stock-based compensation ......................         --         --          --          --
   Stock options exercised .......................          1         --          --          --
   Interest on stock subscription notes receivable         --         --          --        (500)
   Other comprehensive loss ......................         --         --          --          --
   Dividends on redeemable preferred stock .......         --         --          --          --
   Accretion on redeemable preferred stock .......         --         --          --          --
   Net loss ......................................         --         --          --          --
                                                       ------     ------     -------     -------
BALANCE AT SEPTEMBER 30, 2002 ....................     $   57     $    8     $68,384     $(1,588)
                                                       ======     ======     =======     =======



                                                                                                    ACCUMULATED
                                                    ADDITIONAL       DEFERRED                          OTHER            TOTAL
                                                      PAID-IN      STOCK OPTION     ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                                      CAPITAL      COMPENSATION       DEFICIT           LOSS           DEFICIT
                                                      -------      ------------  --------------  ----------------  ---------------
BALANCE AT DECEMBER 31, 2001 ..................... $512,194         $(6,537)     $(1,109,710)       $(1,350)         $(538,043)
   Deferred option plan compensation .............      399            (399)              --             --                 --
   Stock-based compensation ......................       --           3,091               --             --              3,091
   Stock options exercised .......................    1,182              --               --             --              1,183
   Interest on stock subscription notes receivable       --              --               --             --               (500)
   Other comprehensive loss ......................       --              --               --         (2,215)            (2,215)
   Dividends on redeemable preferred stock .......       --              --          (65,965)            --            (65,965)
   Accretion on redeemable preferred stock .......       --              --          (21,306)            --            (21,306)
   Net loss ......................................       --              --         (118,569)            --           (118,569)
                                                   --------         -------      -----------        -------          ---------
BALANCE AT SEPTEMBER 30, 2002 .................... $513,775         $(3,845)     $(1,315,550)       $(3,565)         $(742,324)
                                                   ========         =======      ===========        =======          =========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                  2002           2001
                                                                                ---------      ---------
                                                                                      (Unaudited)
Cash flows from operating activities:
    Net loss ..............................................................     $(118,569)     $(168,570)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................        41,338         72,345
    Stock-based compensation ..............................................         3,091          5,735
    Loss on extinguishment of debt ........................................        17,552          9,903
    Adjustment of programming to net realizable value .....................         2,900         66,992
    Non-cash restructuring charge .........................................          (467)            --
    Program rights amortization ...........................................        58,388         66,241
    Payments for cable distribution rights ................................        (3,392)       (12,469)
    Payments for program rights and deposits ..............................       (91,931)       (94,573)
    Provision for doubtful accounts .......................................            --          2,384
    (Gain) loss from sale or disposal of assets and broadcast properties ..         1,237        (10,512)
    Accretion on senior subordinated discount notes .......................        27,456             --
Changes in assets and liabilities:
    Decrease in restricted cash and short-term investments ................            --         13,729
    Decrease in accounts receivable .......................................         3,558          6,418
    Increase in prepaid expenses and other current assets .................          (190)          (460)
    Decrease in other assets ..............................................         3,323          1,687
    Increase in accounts payable and accrued liabilities ..................        10,531            301
    Decrease in accrued interest ..........................................        (5,952)          (984)
                                                                                ---------      ---------
         Net cash used in operating activities ............................       (51,127)       (41,833)
                                                                                ---------      ---------

Cash flows from investing activities:
    Acquisitions of broadcasting properties ...............................          (265)       (14,904)
    (Increase) decrease in short-term investments .........................        (6,047)        15,855
    Purchases of property and equipment ...................................       (26,026)       (22,654)
    Proceeds from sales of broadcast properties ...........................           650         27,122
    Proceeds from sales of property and equipment .........................            71            458
    Proceeds from insurance recoveries ....................................         1,493             --
    Other .................................................................          (571)          (433)
                                                                                ---------      ---------
         Net cash (used in) provided by investing activities ..............       (30,695)         5,444
                                                                                ---------      ---------

Cash flows from financing activities:
    Borrowings of long-term debt ..........................................       331,338        504,767
    Repayments of long-term debt ..........................................        (2,173)      (415,488)
    Preferred stock dividends paid ........................................            --         (3,783)
    Redemption of preferred stock .........................................            --        (59,102)
    Redemption of 12 1/4% exchange debentures .............................      (284,410)            --
    Payments of loan origination costs ....................................       (10,304)       (13,619)
    Debt extinguishment premium and costs .................................       (14,302)        (4,754)
    Proceeds from exercise of common stock options, net ...................         1,182          2,672
    Repayment of stock subscription notes receivable ......................            --            182
                                                                                ---------      ---------
         Net cash provided by financing activities ........................        21,331         10,875
                                                                                ---------      ---------

    Decrease in cash and cash equivalents .................................       (60,491)       (25,514)
    Cash and cash equivalents, beginning of period ........................        83,858         51,363
                                                                                ---------      ---------
    Cash and cash equivalents, end of period ..............................     $  23,367      $  25,849
                                                                                =========      =========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001, is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. Except for the adoption of Statement of Financial Accounting Standards No. 142 described below, there have been no changes in accounting policies since the year ended December 31, 2001. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

2.   ADOPTION OF SFAS 142

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives. No impairment loss was recognized upon adoption. Under SFAS 142, the Company no longer amortizes goodwill and FCC license intangibles (which the Company believes have indefinite lives). Under previous accounting standards, these assets were being amortized over 25 years. Assuming the adoption of SFAS 142 had occurred at the beginning of 2001, the Company's net loss attributable to common stockholders for the three and nine months ended September 30, 2001 would have been approximately $139.7 million, or $2.16 per share, and $249.6 million, or $3.87 per share, respectively.

3.   PROGRAMMING SUB-LICENSE AGREEMENT

     On August 1, 2002, the Company entered into agreements with a subsidiary of CBS Broadcasting, Inc. ("CBS") and Crown Media United States, LLC ("Crown Media") to sublicense the Company's rights to broadcast the television series TOUCHED BY AN ANGEL ("Touched") to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, the Company will receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period commencing August 2002 and the remaining $8.8 million, for the 2002/2003 season, will be paid over a three-year period commencing August 2003. In addition, Crown Media is obligated to sublicense future seasons of Touched from the Company should CBS renew the series.

     Under the terms of the Company's agreement with CBS, the Company remains obligated to CBS for amounts due under its pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of September 30, 2002, amounts due or committed to CBS totaled approximately $70.1 million (including commitments of approximately $18.3 million for the 2002/2003 season to be made available in the future). The transaction resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

     The Company has a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of September 30, 2002, the maximum amount of loss due to credit risk that the Company would sustain if Crown Media failed to perform under the agreement totaled approximately $31.6 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, the Company has the right to terminate Crown Media's rights to broadcast Touched if Crown Media fails to make timely payments. Therefore, should Crown Media fail to perform under the agreement, the Company could regain its exclusive rights to broadcast Touched on PAX TV pursuant to its existing licensing agreement with CBS.

     Under its agreement with CBS, the Company is required to license future seasons of Touched from CBS if the series is renewed by CBS. Under its sublicense agreement with Crown Media, Crown Media is obligated to sublicense such future seasons from the Company. The Company's financial obligation to CBS for such seasons will exceed the sublicense fees to be received from Crown Media, resulting in accrued programming losses to the extent the series is renewed in future seasons. During the second quarter of 2002, upon the decision by CBS to renew Touched for the 2002/2003 season, the Company became obligated to license the 2002/2003 season, resulting in an accrued programming loss of approximately $10.7 million. This amount was offset in part by a reduction in the Company's estimated loss on the 2001/2002 season of approximately $7.8 million, resulting in a net accrued programming loss of $2.9 million in the second quarter. The change in estimate for the 2001/2002 season was due to the sublicensing agreement with Crown Media and a lower number of episodes produced than previously estimated.

4.   ASSETS HELD FOR SALE

     As described in Note 12, Subsequent Events, in October 2002, the Company completed the sale of its television station WPXB, serving Merrimack, New Hampshire, to NBC. The Company received cash proceeds of $26 million from the sale. In addition, in July 2002, the Company entered into an agreement to sell the assets of its television station KPXF, serving Fresno, California, to Univision Communications, Inc. for a cash purchase price of $35 million. The station sale, subject to regulatory approvals, is expected to close by December 31, 2002.

     Assets held for sale consist of the following (in thousands):

                                          September 30,      December 31,
                                               2002              2001
                                          -------------      ------------
      Intangible assets, net ....            $6,705            $6,768
      Property and equipment, net             2,737             3,050
      Other assets ..............                34                34
                                             ------            ------
                                             $9,476            $9,852
                                             ======            ======

     Net revenues related to assets held for sale were $0.9 million and $2.7 million for the three and nine months ended September 30, 2002 and $0.7 million and $2.0 million for the three and nine months ended September 30, 2001. Net income (loss) related to assets held for sale were $0.2 million and $0.4 million for the three and nine months ended September 30, 2002 and $0.0 million and $(0.5) million for the three and nine months ended September 30, 2001.

5.   JSA RESTRUCTURING

     The Company has substantially completed the JSA restructuring plan entered into in the fourth quarter of 2000, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

     The following summarizes the activity in the Company's restructuring reserves for the nine months ended September 30, 2002 (in thousands):


                                            BALANCE                               AMOUNTS CREDITED TO            BALANCE
                                       DECEMBER 31, 2001     CASH DEDUCTIONS       COSTS AND EXPENSES       SEPTEMBER 30, 2002
                                       -----------------     ---------------       ------------------       ------------------
   Accrued Liabilities:
        Lease costs...............          $    1,717           $     (769)           $     (194)              $     754
        Severance.................                 382                 (109)                 (273)                      -
                                            ----------           ----------            ----------               ---------
                                            $    2,099           $     (878)           $     (467)              $     754
                                            ==========           ==========            ==========               =========


6.   SENIOR SUBORDINATED NOTES AND BANK FINANCING

     Senior subordinated notes and bank financing consists of the following (in thousands):


                                                                              September 30,         December 31,
                                                                                  2002                  2001
                                                                              -------------         ------------
      12 1/4% Senior Subordinated Discount Notes due 2009 ........            $   496,263             $      --
      10 3/4% Senior Subordinated Notes due 2008 .................                200,000               200,000
      Senior Bank Credit Facility ................................                349,437               328,575
      Other debt .................................................                    570                   605
                                                                              -----------             ---------
                                                                                1,046,270               529,180
      Less: discount on 12 1/4% Senior Subordinated Discount Notes               (160,469)                   --
      Less: current portion of bank financing ....................                 (3,011)               (2,899)
                                                                              -----------             ---------
                                                                              $   882,790             $ 526,281
                                                                              ===========             =========



     In January 2002, the Company completed an offering of senior subordinated discount notes due in 2009 (the "2002 Discount Notes"). Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance the Company's 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of the Company's 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The 2002 Discount Notes were sold at a discounted price of 62.132% of the principal amount at maturity, which represents a yield to maturity of 12 1/4%. Cash interest on the notes will be payable semi-annually beginning on July 15, 2006. The 2002 Discount Notes are guaranteed by the Company's subsidiaries. The Company recognized an extraordinary loss due to early extinguishment of debt totaling approximately $17.6 million in the first quarter of 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures.

     The Company's senior credit facility contains various covenants restricting the Company's ability and the ability of its subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting its activities. On June 28, 2002, the Company and its lenders amended the senior credit facility to, among other things, reduce the minimum required levels of net revenues and EBITDA for certain periods under the facility's financial covenants and allow the Company to retain the proceeds from certain planned asset sales for general corporate purposes. In connection with the amendment, the interest rates were increased to LIBOR plus 3.25% or Base Rate (as defined) plus 2.25%, at the Company's option, and the Company paid an amendment fee of $0.9 million. The senior credit facility was also amended in November 2002 as described in Note 12. The senior credit facility, as amended, contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined) for each of the fiscal quarters ended June 30, 2001 through December 31, 2004, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after March 31, 2005, (3) maximum annual capital expenditures for 2001 through 2006 and (4) maximum annual programming payments for 2002 through 2006.

     At September 30, 2002, the Company was in compliance with these amended covenants. There can be no assurance that the Company will continue to be in compliance with these covenants in future periods. If the Company were to violate any of these covenants, the Company would be required to seek a waiver from its lenders under the senior credit facility and possibly seek another amendment to the senior credit facility. There can be no assurance that the Company's lenders under its senior credit facility would grant the Company any waiver or amendment which might become necessary. If the Company failed to meet any of its debt covenants and the Company's lenders did not grant a waiver or amend the facility, the lenders would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the Company's senior subordinated notes and 2002 Discount Note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of the Company's three outstanding series of preferred stock the right to elect two directors per series to the Company's board of directors. There can be no assurance that the Company would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

7.   MANDATORILY REDEEMABLE PREFERRED STOCK

     The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the nine month period ended September 30, 2002 (in thousands):

                                                                                             SERIES B
                                                                  JUNIOR      SERIES A      CONVERTIBLE
                                              EXCHANGEABLE     EXCHANGEABLE  CONVERTIBLE    EXCHANGEABLE
                                                PREFERRED       PREFERRED     PREFERRED      PREFERRED
                                                  STOCK           STOCK         STOCK           STOCK
                                                  12 1/2%         13 1/4%       9 3/4%           8%             TOTAL
                                                ---------        --------    -----------    -----------       -----------
Balance at December 31, 2001 ............       $ 279,890        $310,068       $103,140       $471,062       $ 1,164,160
Accretion ...............................              23             890            372         20,021            21,306
Accrual of cumulative dividends .........           1,244          31,905          7,916         24,900            65,965
Exchange into debentures  (see Note 6) ..        (281,157)             --             --             --          (281,157)
                                                ---------        --------       --------       --------       -----------
Balance at September 30, 2002 (unaudited)       $      --        $342,863       $111,428       $515,983       $   970,274
                                                =========        ========       ========       ========       ===========
Aggregate liquidation preference at
    September 30, 2002 ..................       $      --        $347,816       $113,571       $515,983       $   977,370
Shares authorized .......................              --          72,000         17,500         41,500           131,000
Shares issued and outstanding ...........              --          33,135         11,357         41,500            85,992
Accrued dividends .......................       $      --        $ 16,464       $     --       $100,983       $   117,447


8.   COMPREHENSIVE LOSS

     The components of the comprehensive loss are as follows (in thousands):

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                 -------------------------        --------------------------
                                                   2002             2001             2002             2001
                                                 --------        ---------        ---------        ---------
Net loss .................................       $(39,917)       $(112,021)       $(118,569)       $(168,570)
Other comprehensive loss:
     Unrealized loss on interest rate swap         (1,026)            (841)          (2,215)            (841)
                                                 --------        ---------        ---------        ---------
Comprehensive loss .......................       $(40,943)       $(112,862)       $(120,784)       $(169,411)
                                                 ========        =========        =========        =========



9.   INCOME TAXES

     The Company has recorded a provision for income taxes based on its estimated annual income tax liability. For the three and nine months ended September 30, 2002 and 2001, the Company recorded a valuation allowance related to its net deferred tax asset resulting from tax losses generated during the period. Management believes that it is more likely than not that the Company will be unable to realize such assets.

     The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain (before deferred taxes). The IRS is examining the Company's 1997 tax return and has preliminarily indicated that it intends to propose to disallow all or part of the Company's gain deferral. Should the IRS determine to disallow all or part of the Company's gain deferral, the Company intends to contest such a determination and, based upon the advice of its legal counsel, the Company believes that it is likely that it would prevail. The Company can provide no assurance, however, that it will prevail. Should the IRS successfully challenge the Company's position and disallow all or part of the Company's gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses. The Company has estimated the amount of interest for which it could be held liable to be a maximum of approximately $12 million to $14 million.

10.  PER SHARE DATA

     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share. As of September 30, 2002 and 2001, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

                                                                            SEPTEMBER 30,
                                                                        ---------------------
                                                                        2002           2001
                                                                        ------         ------
     Stock options outstanding ................................         12,615         12,411
     Class A common stock warrants outstanding ................         32,428         32,428
     Class A common stock reserved under convertible securities         38,994         38,342
                                                                        ------         ------
                                                                        84,037         83,181
                                                                        ======         ======

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash operating and financing activities are as follows (in thousands):



                                                                      FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ----------------------------
                                                                         2002              2001
                                                                     ------------         -------
                                                                               (Unaudited)
     Supplemental disclosures of cash flow information:
          Cash paid for interest ...........................         $     38,052         $34,721
                                                                     ============         =======
          Cash paid for income taxes .......................         $        568         $   287
                                                                     ============         =======

     Non-cash operating and financing activities:
          Barter revenue ...................................         $        377         $ 2,903
                                                                     ============         =======
          Dividends accrued on redeemable preferred stock ..         $     65,965         $83,987
                                                                     ============         =======
          Discount accretion on redeemable securities ......         $     21,306         $22,761
                                                                     ============         =======
          Notes receivable from sale of broadcast properties         $         --         $ 4,792
                                                                     ============         =======


12.  SUBSEQUENT EVENTS

     On October 29 2002, the Company completed the sale of its television station WPXB TV-60, serving Merrimack, New Hampshire, to NBC. The Company received cash proceeds of $26.0 million from the sale.

     On November 4, 2002, the Company and its lenders amended the Company's senior credit facility to, among other things, exclude from the definition of EBITDA certain costs which may result from the Company's plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company's cash operating expenditures. In connection with the amendment, the Company incurred costs of approximately $600,000. The amendment allows the Company to exclude from EBITDA, as defined, up to $10 million of restructuring costs the Company may incur through June 30, 2003 related to these restructuring activities. The Company intends to account for these costs pursuant to Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which the Company will early adopt in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company currently estimates it will record restructuring charges of $2.5 million to $3.0 million in the fourth quarter of 2002. Additional costs will be recognized in 2003 as they are incurred. In addition, the amendment allows the Company to record up to $40 million of non-cash programming cost write downs to net realizable value through June 30, 2003 which may be required if the Company chooses to implement changes to its programming schedule.

     On November 8, 2002, the Company entered into an agreement to sell the assets of its television stations WMPX, serving Portland-Auburn, Maine, and WPXO, serving St. Croix USVI, for an aggregate cash purchase price of $10 million to Corporate Media Consultants Group LLC. The station sales are subject to regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 64 broadcast television stations (including three stations we operate under time brokerage agreements) serving 59 U.S. markets. These television stations which we own and operate reach all of the top 20 U.S. markets and 41 of the top 50 U.S. markets. We operate PAX TV, a network that provides family entertainment programming seven days per week and reaches approximately 87% of prime time television households in the U.S. through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates.

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

    In September 1999, National Broadcasting Company, Inc. ("NBC") invested $415 million in our company. We have also entered into a number of agreements with NBC that are intended to strengthen our business. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into JSAs with NBC with respect to most of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the nine months ended September 30, 2002, we paid or accrued amounts due to NBC totaling approximately $14.7 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

    We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

    o NETWORK SPOT ADVERTISING REVENUE. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or "upfront," commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. Network advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network advertising revenue represented approximately 32% of our revenue during the nine months ended September 30, 2002.

    o NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. Our network long form paid programming represented approximately 32% of our revenue during the nine months ended September 30, 2002.

    o STATION ADVERTISING REVENUE. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 36% of our revenue during the nine months ended September 30, 2002. Included in station advertising revenue is long form paid programming sold locally or nationally which represented approximately 15% of our revenue during the nine months ended September 30, 2002.

    Our revenue mix has changed since we launched PAX TV in 1998. The percentage of our revenues derived from long form paid programming has declined from more than 90% in 1997 to 47% (combined network and television station long form) in the nine months ended September, 2002, because of the increase in spot advertising sales following the launch of PAX TV.

    Commencing in the fourth quarter of 1999, we began entering into Joint Sales Agreements ("JSA") with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot advertising sales management and representation for our stations and we integrate and co-locate our station operations with those of our JSA partners. To date, we have entered into JSAs for 53 of our television stations which serve 50 U.S. markets.

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

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and nine months ended September 30, 2002 and 2001 (in thousands):


                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 -------------- ---------       -------------------------
                                                                    2002           2001            2002           2001
                                                                 --------       ---------       ---------       ---------
                                                                        (unaudited)                      (unaudited)
Gross revenues ............................................      $ 77,130       $  72,462       $ 236,522       $ 231,657
Less: agency commissions ..................................       (10,874)        (10,507)        (32,859)        (32,655)
                                                                 --------       ---------       ---------       ---------
Net revenues ..............................................        66,256          61,955         203,663         199,002
                                                                 --------       ---------       ---------       ---------
Expenses:
     Programming and broadcast operations .................        12,342          10,012          37,509          30,870
     Program rights amortization ..........................        19,973          20,378          58,388          66,241
     Selling, general and administrative ..................        35,310          29,090          99,127          90,859
     Business interruption insurance proceeds .............            --              --          (1,007)             --
     Time brokerage and affiliation fees ..................         1,088             894           2,990           2,727
     Stock-based compensation .............................         1,216           2,546           3,091           5,735
     Adjustment of programming to net realizable value ....            --          66,992           2,900          66,992
     Restructuring charge related to Joint Sales Agreements           (65)             --            (467)             --
     Depreciation and amortization ........................        14,472          24,213          41,338          72,345
                                                                 --------       ---------       ---------       ---------
        Total operating expenses ..........................        84,336         154,125         243,869         335,769
                                                                 --------       ---------       ---------       ---------
Operating loss ............................................      $(18,080)      $ (92,170)      $ (40,206)      $(136,767)
                                                                 ========       =========       =========       =========

Other Data:
     Adjusted EBITDA (a) ..................................      $ (1,369)      $   2,475       $   9,646       $  11,032
     Program rights payments and deposits .................        32,966          35,863          91,931          94,573
     Payments for cable distribution rights ...............           135           4,044           3,392          12,469
     Capital expenditures .................................         6,891           8,966          26,026          22,654
     Cash flows used in operating activities ..............       (20,092)         (7,058)        (51,127)        (41,833)
     Cash flows (used in) provided by investing activities         (5,166)          1,728         (30,695)          5,444
     Cash flows provided by financing activities ..........         4,518           3,064          21,331          10,875


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

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Gross revenues increased 6.4% to $77.1 million for the three months ended September 30, 2002 from $72.5 million for the three months ended September 30, 2001. This increase is attributable to increases in advertising revenues from our television stations and from the PAX TV network. The increase in television station revenues is primarily due to improved television spot advertising revenues in our local markets partially offset by decreases in television station long-form revenues. The increase in PAX TV network advertising revenues resulted from overall strengthening in the network spot advertising marketplace.

     Our revenues during the three months ended September 30, 2002 and 2001 were negatively affected by the temporary loss of the broadcast signal of our New York television station when our antenna, transmitter and other broadcast equipment was destroyed upon the collapse of the World Trade Center on September 11, 2001. We are currently broadcasting from towers outside of Manhattan at substantially lower height and power. We are evaluating several alternatives to improve our signal through transmission from other locations, however we expect it could take up to three years to replace the signal we enjoyed at the World Trade Center location with a comparable signal. We believe the loss of a significant portion of our over-the-air viewership in the New York market has had a negative effect on our revenues as a result of lower ratings for the PAX TV network and our station serving the New York market. We have property and business interruption insurance coverage to partially mitigate the losses sustained. Insurance recoveries are recognized in the period they become probable of collection and can be reasonably estimated. To date we have submitted claims for property and extra expenses of $2.7 million and estimated business interruption losses of approximately $7.9 million and have received $2.5 million of insurance proceeds, $1.5 million of which related to property/extra expense and $1.0 million of which related to business interruption. We are continuing to work with our insurance company to receive additional insurance proceeds related to these claims, however, there can be no assurance we will be successful in these efforts.

    Programming and broadcast operations expenses were $12.3 million during the three months ended September 30, 2002, compared with $10.0 million for the comparable period last year. This increase is primarily due to tower rent expense for previously owned towers that we sold in 2001, increased programming residual costs and higher music licensing fees. Program rights amortization expense was $20.0 million during the three months ended September 30, 2002 compared with $20.4 million for the comparable period last year. Selling, general and administrative expenses were $35.3 million during the three months ended September 30, 2002 compared with $29.1 million for the comparable period last year. The increase is primarily due to higher advertising expenses associated with the launch of our new broadcast season, legal costs related to the NBC arbitration and higher variable selling costs related to station revenue increases. Stock-based compensation expense was $1.2 million during the three months ended September 30, 2002 compared with $2.5 million for the comparable period last year. The decrease is primarily due to a reduction in options vesting in the third quarter of 2002 compared with the same period last year. Depreciation and amortization expense was $14.5 million during the three months ended September 30, 2002 compared with $24.2 million for the comparable period last year. This decrease is due primarily to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives, including FCC licenses, be tested for impairment annually rather than amortized over time. As a result of the new accounting standard, our amortization expense is now significantly lower as we no longer amortize goodwill and FCC license intangible assets.

     Interest expense for the three months ended September 30, 2002, increased to $22.0 million from $13.1 million in the same period in 2002. The increase is primarily due to a greater level of debt due to our refinancing in January 2002. At September 30, 2002, total bank financing and senior subordinated notes were $885.8 million compared with $495.6 million as of September 30, 2001. Although the January 2002 refinancing reduced our overall cost of capital, the refinancing increased our debt and decreased our redeemable preferred stock and as a result we expect our interest expense for the remainder of 2002 to be higher than in the comparable periods in 2001. Interest income for the three months ended September 30, 2002 decreased to $0.8 million from $1.3 million in the same period in 2002. The decrease is primarily due to lower average cash and short-term investment balances in 2002.

     During the three months ended September 30, 2001, we sold three television stations for aggregate consideration of approximately $13.0 million and realized pre-tax gains of approximately $2.4 million on these sales.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Gross revenues increased 2.1% to $236.5 million for the nine months ended September 30, 2002 from $231.7 million for the nine months ended September 30, 2001. This increase is primarily attributable to higher advertising revenues from our television stations. The increase in television station revenues is primarily due to improved television spot advertising revenues in our local markets. Revenues from the PAX TV network for the period were relatively flat due to a weaker upfront market for the 2001/2002 broadcast season which ended in the third quarter of 2002. The network advertising market strengthened in the third quarter of 2002.

    As previously described, our revenues during the nine months ended September 30, 2002 were negatively affected by the temporary loss of the broadcast signal of our New York television station when our antenna, transmitter and other broadcast equipment was destroyed upon the collapse of the World Trade Center on September 11, 2001. We have property and business interruption insurance coverage to partially mitigate the losses sustained. Insurance recoveries are recognized in the period they become probable of collection and can be reasonably estimated. During the second quarter, we received insurance proceeds of $2.5 million, $1.5 million of which related to property losses and $1.0 million of which related to business interruption. Insurance proceeds related to property losses are recorded in the statement of operations as a component of other income (expense), net of the historical cost of the assets destroyed. Business interruption proceeds have been recorded in the accompanying statement of operations as a reduction of our operating expenses.

     Programming and broadcast operations expenses were $37.5 million during the nine months ended September 30, 2002 compared with $30.9 million for the comparable period last year. This increase is primarily due to tower rent expense for previously owned towers that we sold in 2001, increased programming residual costs and higher music licensing fees. Program rights amortization expense was $58.4 million during the nine months ended September 30, 2002 compared with $66.2 million for the comparable period last year. The decrease is primarily due to a greater mix of lower cost original programming versus the comparable period last year. Selling, general and administrative expenses were $99.1 million during the nine months ended September 30, 2002 compared with $90.9 million for the comparable period last year. The increase is primarily due to $3.9 million in legal fees associated with the NBC arbitration and $2.1 million of spectrum related costs as well as increased advertising expenses and insurance costs. Stock-based compensation expense was $3.1 million during the nine months ended September 30, 2002 compared with $5.7 million for the comparable period last year. This decrease is due to a reduction in options vesting during the nine months ended September 30, 2002 compared with the same period last year. Depreciation and amortization expense was $41.3 million during the nine months ended September 30, 2002 compared with $72.3 million for the comparable period last year. This decrease is due primarily to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives, including FCC licenses, be tested for impairment annually rather than amortized over time. As a result of the new accounting standard, our amortization expense is now significantly lower as we no longer amortize goodwill and FCC license intangible assets.

     Interest expense for the nine months ended September 30, 2002 increased to $63.0 million from $37.2 million in the same period in 2001. The increase is primarily due to a greater level of senior debt due to our refinancings in July 2001 and January 2002. Interest income for the nine months ended September 30, 2002 decreased to $1.7 million from $4.0 million in the same period in 2001. The decrease is primarily due to lower average cash and short-term investment balances in 2002.

     During the nine months ended September 30, 2001, we sold five television stations for aggregate consideration of approximately $31.9 million and realized pre-tax gains of approximately $13.1 million on these sales.

RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2000, we approved a plan to restructure our television station operations by entering into JSAs primarily with NBC affiliate stations in each of our remaining non-JSA markets. Through September 30, 2002, we have paid termination benefits to 83 employees totaling approximately $1.6 million and paid lease termination costs of approximately $1.7 million, which were charged against the restructuring reserve. We have substantially completed the JSA restructuring except for contractual lease obligations for closed locations, the majority of which expire in 2004.

     As described below, on November 4, 2002, we and our lenders amended our senior credit facility to, among other things, exclude from the definition of EBITDA certain costs which may result from our plan to consolidate certain of our operations, reduce personnel and modify our programming schedule in order to significantly reduce our cash operating expenditures. The amendment allows us to exclude from EBITDA, as defined, up to $10 million of restructuring costs we may incur through June 30, 2003 related to these restructuring activities. We intend to account for these costs pursuant to Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which we will early adopt in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We currently estimate we will record restructuring charges of $2.5 million to $3.0 million in the fourth quarter of 2002. Additional costs will be recognized in 2003 as they are incurred. In addition, the amendment allows us to record up to $40 million of non-cash programming cost write downs to net realizable value through June 30, 2003 which may be required if we choose to implement changes to our programming schedule.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our net working capital, availability under the Term A portion of our senior credit facility and proceeds from the planned sale of certain non-core assets which are expected to generate approximately $100 million in proceeds. To date, we have either completed or signed definitive agreements with respect to the sale of $71 million of these assets which include the sale of our television station serving the Merrimack, New Hampshire market to NBC for $26 million, which we completed on October 29, 2002 and, as described below, the pending sale of our television station serving the Fresno, California market for $35 million and the pending sale of our television stations serving the Portland-Auburn, Maine and St. Croix, USVI markets for $10 million. In addition, we are currently in discussions with third parties related to the sale of $35 million of additional non-core broadcast assets. On July 16, 2002, we entered into an agreement to sell the assets of our television station KPXF, serving Fresno, California, to Univision Communications, Inc. for a cash purchase price of $35 million. The station sale, subject to regulatory approvals, is expected to close by December 31, 2002. On November 8, 2002, we entered into an agreement to sell the assets of our television station WMPX, serving Portland-Auburn, Maine, and WPXO, serving St. Croix, USVI, for an aggregate purchase price of $10 million to Corporate Media Consultants Group LLC. These station sales are subject to regulatory approvals. We expect to receive the proceeds related to the WMPX and WPXO sales and the remaining asset sales in 2003. We believe that cash provided by future operations, net working capital, available funding under the Term A portion of our senior credit facility and the proceeds from the planned asset sales will provide the liquidity necessary to meet our obligations and financial commitments for at least the next twelve months. If we are unable to sell the identified assets on acceptable terms or our financial results are not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

    As of September 30, 2002, we had $41.6 million in cash and short-term investments and working capital of approximately $17.5 million. During the nine months ended September 30, 2002, our cash and short-term investments decreased by approximately $54.4 million due primarily to the use of $38.1 million to pay interest as well as the use of cash to fund operations including programming and cable payments.

     Cash used in operating activities was approximately $51.1 million and $41.8 million for the nine months ended September 30, 2002 and 2001, respectively. These amounts primarily reflect the operating costs incurred in connection with the operation of PAX TV and the related programming rights and cable distribution rights payments and interest payments on our debt.

     Cash (used in) provided by investing activities was approximately ($30.7) million and $5.4 million for the nine months ended September 30, 2002 and 2001, respectively. These amounts primarily include capital expenditures, short-term investment transactions, and acquisitions of broadcast properties offset by proceeds from station sales and property insurance proceeds. As of September 30, 2002, we had agreements to purchase significant assets of broadcast properties totaling approximately $36.0 million, net of deposits and advances. We do not anticipate spending any significant amounts to satisfy these commitments until 2005 or thereafter.

     Capital expenditures were approximately $26.0 million and $22.7 million for the nine months ended September 30, 2002 and 2001, respectively. The FCC has mandated that each licensee of a full power broadcast television station, that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002, and complete the build-out of the balance of its full authorized facilities by a later date to be established by the FCC. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC's timing requirements for the construction of digital television facilities and the broadcast of digital television. We have commenced migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently have 27 stations broadcasting in digital and expect to have three more stations broadcasting in digital by December 31, 2002. We have requested extensions or modifications with respect to 15 of our television stations and are awaiting construction permits from the FCC with respect to 10 of our television stations. Nine of our television stations have not received a digital channel allocation and therefore will not be converted until the end of the digital transition. Because of the uncertainty as to standards, formats and usage, however, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations, but we currently anticipate spending at least an additional $28 million over the next several years to complete the conversion. We will likely fund our digital conversion from the remaining $7 million of availability under the Term A portion of our senior credit facility, as well as cash on hand and proceeds from the sale of assets.

     Cash provided by financing activities was $21.3 million and $10.9 million during the nine months ended September 30, 2002 and 2001, respectively. These amounts include the proceeds from the January 2002 refinancing described below, as well as the related principal repayments, redemption premium, and refinancing costs. Also included are proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments.

     In January 2002, we completed an offering of senior subordinated discount notes due in 2009. Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance our 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of our 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The notes were sold at a discounted price of 62.132% of the principal amount at maturity, which represents a yield to maturity of 12 1/4%. Cash interest on the notes will be payable semi-annually beginning on July 15, 2006. The senior subordinated discount notes are guaranteed by our subsidiaries. We recognized an extraordinary loss due to early extinguishment of debt totaling approximately $17.6 million in the first quarter of 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures.

     The terms of the indentures governing our senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for specified indebtedness related to the funding of capital expenditures and refinancing indebtedness. In addition, our senior credit facility also contains covenants restricting our ability and the ability of our subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting our activities. On June 28, 2002, we and our lenders amended our senior credit facility to, among other things, reduce the minimum required levels of net revenues and EBITDA for certain periods under the facility's financial covenants and allow us to retain the proceeds from certain planned asset sales for general corporate purposes. In connection with the amendment, the interest rates were increased to LIBOR plus 3.25% or Base Rate (as defined) plus 2.25%, at our option, and we paid an amendment fee of $0.9 million. Our senior credit facility, as amended, contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined in the senior credit facility) for each of the fiscal quarters ended June 30, 2001 through December 31, 2004, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after March 31, 2005, (3) maximum annual capital expenditures for 2001 through 2006 and (4) maximum annual programming payments for 2002 through 2006. Our twelve-month trailing minimum net revenue and EBITDA covenants, as amended, for the next four quarters are as follows (in thousands):



                           FISCAL QUARTER ENDING                 MINIMUM NET REVENUES               MINIMUM EBITDA
                           ---------------------                 --------------------               --------------
                December 31, 2002....................                   $250,000                      $14,000
                March 31, 2003.......................                   $260,000                      $20,000
                June 30, 2003........................                   $270,000                      $34,000
                September 30, 2003...................                   $280,000                      $45,000


     Our ability to meet these financial covenants is influenced by several factors, the most significant of which is our ability to generate revenues which in turn is affected by overall conditions in the television advertising marketplace, our network and station ratings and the success of our JSA strategy and cost cutting initiatives. Adverse developments with respect to these or other factors could result in our failing to meet one or more of these covenants. At September 30, 2002, we were in compliance with these covenants. There can be no assurance that we will continue to be in compliance with these covenants in future periods. If we were to violate any of these covenants, we would be required to seek a waiver from our lenders under our senior credit facility and possibly seek another amendment to our senior credit facility. We can provide no assurance that the lenders under our senior credit facility would grant us any waiver or amendment which might become necessary. If we failed to meet any of our debt covenants and our lenders did not grant a waiver or amend our facility, they would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of our three outstanding series of preferred stock the right to elect two directors per series to our board of directors. We can provide no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

     As described above, on November 4, 2002, we and our lenders amended our senior credit facility to, among other things, exclude from the definition of EBITDA certain costs which may result from our plan to consolidate certain of our operations, reduce personnel and modify our programming schedule. In connection with the amendment, we incurred costs of approximately $600,000.

     Obligations for program rights represent liabilities for programs available to air as of September 30, 2002. Program rights commitments represents amounts we are committed to pay for programs which will become available to air at future dates. As of September 30, 2002, our programming contracts require collective payments of approximately $100.5 million, net of amounts due from Crown Media pursuant to our sublicensing agreement described below, as follows (in thousands):


                                                    OBLIGATION FOR      PROGRAM RIGHTS       AMOUNTS DUE FROM
                                                    PROGRAM RIGHTS        COMMITMENTS          CROWN MEDIA          TOTAL
                                                    --------------      --------------       -----------------    -----------

2002 (October--December)....................          $     23,423         $    10,034         $     (3,217)       $   30,240
2003.......................................                 35,577              11,582              (12,867)           34,292
2004.......................................                 18,314               8,147              (12,867)           13,594
2005.......................................                  9,964               7,574               (7,505)           10,033
2006.......................................                  2,064               5,483                   --             7,547
                                                      ------------         -----------         ------------        ----------
                                                            89,342              42,820              (36,456)           95,706
Amount representing interest...............                     --                  --                4,824             4,824
                                                      ------------         -----------         ------------        ----------
                                                      $     89,342         $    42,820         $    (31,632)       $  100,530
                                                      ============         ===========         =============       ==========

     On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. ("CBS") and Crown Media United States, LLC ("Crown Media") to sublicense our rights to broadcast the televisions series TOUCHED BY AN ANGEL ("Touched") to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, we will receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period commencing August 2002 and the remaining $8.8 million of which will be paid over a three-year period commencing August 2003. In addition, Crown Media is obligated to sub-license future seasons from us should CBS renew the series.

     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of September 30, 2002, amounts due or committed to CBS totaled approximately $70.1 million (including commitments of approximately $18.3 million for the 2002/2003 season to be made available in the future). The transaction resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

     We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of September 30, 2002, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $31.6 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media's rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

     Under our agreement with CBS, we are required to license future seasons of Touched from CBS if the series is renewed by CBS. Under our sublicense agreement with Crown Media, Crown Media is obligated to sublicense such future seasons from us. Our financial obligation to CBS for future seasons will exceed the sublicense fees to be received from Crown Media, resulting in accrued programming losses to the extent the series is renewed in future seasons. During the second quarter of 2002, upon the decision by CBS to renew Touched for the 2002/2003 season, we became obligated to license the 2002/2003 season, resulting in an accrued programming loss of approximately $10.7 million. This amount was offset in part by a decrease in our estimated loss on the 2001/2002 season of approximately $7.8 million, resulting in a net accrued programming loss of $2.9 million in the second quarter. The change in estimate for the 2001/2002 season was due to the sublicensing agreement with Crown Media and a lower number of episodes produced than previously estimated.

     As of September 30, 2002, obligations for cable distribution rights require collective payments by us of approximately $10.0 million as follows (in thousands):


       2002 (October--December)...........................  $    9,275
       2003...............................................         362
       2004...............................................         191
       2005...............................................         180
                                                           -----------
                                                                10,008
       Less: Amount representing interest.................         (40)
                                                           -----------
       Present value of cable rights payable.............. $     9,968
                                                           ===========

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS AND UNCERTAINTIES

     This Report contains forward-looking statements that reflect our current views with respect to future events. All statements in this Report other than those that are statements of historical facts are generally forward-looking statements. These statements are based on our current assumptions and analysis, which we believe to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from our expectations. All forward-looking statements in this Report are made only as of the date of this Report, and we do not undertake any obligation to update these forward-looking statements, even though circumstances may change in the future. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the U.S. Securities and Exchange Commission, along with the following updates to our Form 10-K disclosures.

IF OUR TELEVISION PROGRAMMING DOES NOT ATTRACT SUFFICIENT NUMBERS OF VIEWERS IN DESIRABLE DEMOGRAPHIC GROUPS, OUR ADVERTISING REVENUE COULD DECREASE.

     Our success depends upon our ability to generate advertising revenues, which constitute substantially all of our operating revenues. Our ability to generate advertising revenues in turn largely depends upon our ability to provide programming which attracts sufficient numbers of viewers in desirable demographic groups to generate audience ratings that advertisers will find attractive. We cannot assure you that our programming will attract sufficient targeted viewership or that, whether or not it achieves favorable ratings, we will be able to generate enough advertising revenues to achieve profitability. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could adversely affect our advertising revenues. We may not be able to anticipate and react effectively to shifts in viewer tastes and interests in our markets or to generate sufficient demand and market acceptance for our programming. Further, we acquire rights to our syndicated programming under multi-year commitments, and it is difficult to accurately predict how a program will perform in relation to its cost. In some instances, we must replace programs before their costs have been fully amortized, resulting in write-offs that increase our operating costs. We cannot assure you that our programming costs will not increase to a degree which may materially adversely affect our operating results. In addition, we incur production, talent and other ancillary costs to produce original programs for PAX TV. We cannot assure you that our original programming will generate advertising revenues in excess of our programming costs.

WE BELIEVE THAT NBC'S ACQUISITION OF THE TELEMUNDO GROUP CREATES REGULATORY OBSTACLES WHICH MAKE IT UNLIKELY THAT NBC WOULD BE ABLE TO ACQUIRE OUR COMPANY ABSENT SIGNIFICANT REGULATORY CHANGES.

     We believe that NBC's acquisition of the Telemundo Group's television stations creates serious additional regulatory obstacles to NBC's ability to acquire control of us. It is highly unlikely that NBC would be able to obtain the regulatory approvals necessary to enable it to acquire control of us without significant changes in FCC rules and our agreement to divest some of our most significant television station assets, which in turn could have a material adverse effect upon the value of our company. We believe these factors substantially reduce the likelihood of NBC acquiring more of our shares and control of our company. In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC had breached its agreements with us and breached its fiduciary duty to us and to our shareholders. In September 2002, the arbitrator ruled against us on all of our claims, denying us any of the relief we had sought with respect to what we believed to be NBC's wrongful actions. Accordingly, the provisions of our agreements with NBC remain in effect without change.

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

WE MAY NOT BE ABLE TO REDEEM OUR SECURITIES HELD BY NBC WERE NBC TO DEMAND THAT WE DO SO AND THIS COULD HAVE ADVERSE CONSEQUENCES FOR US.

     NBC has the right, at any time that the FCC renders a final decision that NBC's investment in us is "attributable" to NBC (as that term is defined under applicable rules of the FCC), or for a period of 60 days beginning on September 15, 2002 and on each September 15 after 2002, to demand that we redeem, or arrange for a third party to acquire, any shares of our Series B preferred stock then held by NBC. With respect to the period that began on September 15, 2002, we have agreed with NBC to extend the duration of this period for an additional 30 days, expiring on December 13, 2002. Our ability to affect any redemption is restricted by the terms of our outstanding debt and preferred stock. NBC also has the right to demand that we redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default. Should we fail to effect a redemption within prescribed time periods, NBC generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, the contractual rights described above, and its other rights under the related transaction agreements. Should we fail to effect a redemption triggered by an event of default on our part within 180 days after demand, NBC will have the right to exercise in full its existing warrants to purchase shares of our Class A common stock and its right to acquire Mr. Paxson's Class B common stock at reduced prices. If NBC does not exercise these rights, we will have another 30 day period to affect a redemption. If we then fail to effect a redemption, NBC may require us to conduct, at our option, a public sale or liquidation of our assets, after which time NBC will not be permitted to exercise its rights to acquire more of our securities.

     Should NBC exercise any of its redemption rights, we may not have sufficient funds to pay the redemption price for the securities to be redeemed and may not be able to identify another party willing to purchase those securities at the required redemption prices. If we were unable to complete a redemption, we would be unable to prevent NBC from transferring its interest in our company to a third party selected by NBC in its discretion or, in the case of a default by us, requiring us to effect a public sale or liquidation of our assets. The occurrence of any of these events could have a material adverse effect upon us.

WE COULD BE SUBJECT TO A MATERIAL TAX LIABILITY IF THE IRS SUCCESSFULLY CHALLENGES OUR POSITION REGARDING THE 1997 DISPOSITION OF OUR RADIO DIVISION.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain (before deferred taxes). The IRS is examining our 1997 tax return and has preliminarily indicated that it intends to propose to disallow all or part of our gain deferral. Should the IRS determine to disallow all or part of our gain deferral, we intend to contest such a determination and, based upon the advice of our legal counsel, we believe that it is likely that we would prevail. We can provide no assurance, however, that we will prevail. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be a maximum of approximately $12 million to $14 million.

ITEM 4. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors which would significantly affect internal controls subsequent to the date we carried out this evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decision regarding required disclosure.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are involved in litigation from time to time in the ordinary course of our business. We believe the ultimate resolution of these matters will not have a material effect on our financial position or results of operations or cash flows.

     In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC has breached its agreements with us and has breached its fiduciary duty to us and to our shareholders. We have asserted that NBC's proposed acquisition of Telemundo Group (which was completed in April
2002) violates the terms of the agreements governing the investment and partnership between us and NBC. In September 2002, the arbitrator ruled against us on all of our claims, denying us any of the relief we had sought with respect to what we believed to be NBC's wrongful actions. Accordingly, the provisions of our agreements with NBC remain in effect without change.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
------   -----------------------

3.1.1    Certificate of Incorporation of the Company (1)

3.1.6 Certificate of Designation of the Company's 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7 Certificate of Designation of the Company's 13-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (3)

3.2      Bylaws of the Company (4)

4.6 Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 10-3/4% Senior Subordinated Notes due 2008 (5)

4.7 Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent for the Lenders and as Collateral Agent for the Secured Parties, Union Bank of California, N.A., as Syndication Agent for the Lenders, and CIBC Inc. and General Electric Capital Corporation, as Co-Documentation Agents for the Lenders (5)

4.7.1 Amendment No. 1, dated as of January 7, 2002, to the Credit Agreement, dated as of July 12, 2001, amount the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (6)

4.7.2 Amendment No. 2, dated as of June 28, 2002, to the Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (7)

4.7.3 Amendment No. 3, dated as of November 4, 2002, to the Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders

4.8 Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 12-1/4% Senior Subordinated Discount Notes due 2009 (8)

99.1 Certification by the Chief Executive Officer of Paxson Communications Corporation submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Chief Financial Officer of Paxson Communications Corporation submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

(4) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(5) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(6) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 2002, and incorporated herein by reference.

(7) Filed with the Company's Form 8-K, dated June 28, 2002, and incorporated herein by reference.

(8) Filed with the Company's Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(b) Reports on Form 8-K. During the quarter ended September 30, 2002, the Company filed the following reports on Form 8-K

      Form 8-K, dated July 18, 2002, under Item 5. "Other Events" reporting that Univision Communications, Inc. agreed to acquire the Company's television station KPXF (TV), serving the Fresno-Visalia, California market, for a cash purchase price of $35 million.

      Form 8-K, dated August 14, 2002, under Item 9. "Regulation FD Disclosure" disclosing certifications by the Chief Executive Officer and the Chief Financial Officer of the Company required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in conjunction with the filing of the Company's Report on Form 10-Q for the quarter ended June 30, 2002.

      Form 8-K, dated September 23, 2002, under Item 5. "Other Events" reporting that the arbitrator denied the Company's claims under the binding arbitration proceeding commenced by the Company against National Broadcasting Company, Inc. in December 2001.

                        PAXSON COMMUNICATIONS CORPORATION


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PAXSON COMMUNICATIONS CORPORATION





Date: November 14, 2002
                                    By: /s/ Ronald L. Rubin
                                       ----------------------------------------
                                       Ronald L. Rubin
                                       Vice President
                                       Chief Accounting Officer and Corporate
                                       Controller
                                       (Principal Accounting Officer)

                                 CERTIFICATIONS


I, Jeffrey Sagansky, President and Chief Executive Officer of Paxson Communications Corporation, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Paxson Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ JEFFREY SAGANSKY
--------------------
Jeffrey Sagansky
President and Chief Executive Officer (Principal Executive Officer)
Dated: November 14, 2002

I, Thomas E. Severson, Jr., Senior Vice President and Chief Financial Officer of Paxson Communications Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Paxson Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ THOMAS E. SEVERSON JR.
--------------------------
Thomas E. Severson, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: November 14, 2002