Form 10-Q/A
period 2002-03-31
PAXSON COMMUNICATIONS CORP
filed 2003-03-31
CIK 923877

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

YES [X]  NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 17, 2003:


              Class of Stock                                    Number of Shares
              --------------                                    ----------------


Common stock-Class A, $0.001 par value per share................  59,261,670

Common stock-Class B, $0.001 par value per share................   8,311,639

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

Paxson Communications Corporation (the "Company") is filing this Form 10-Q/A as an amendment to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002 that was filed with the Securities and Exchange Commission on May 15, 2002 in order to restate its quarterly results to reflect deferred tax adjustments resulting from the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Upon further analysis completed by the Company in connection with the preparation of its 2002 annual report on Form 10-K, the Company determined that an adjustment was required to properly reflect its tax provisions reflected in the Company's financial statements as presented in Form 10-Q as filed for the quarterly periods of 2002. These non-cash tax adjustments result from the Company's implementation of SFAS No. 142. Historically, the Company has netted its deferred tax liability related to FCC licenses and goodwill against its deferred tax asset. Following adoption of SFAS No. 142, the temporary differences created by different treatment for book and tax of the Company's indefinite lived intangibles can no longer be assumed to offset deductible temporary differences which create deferred tax assets. Therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance in its financial statements totaling approximately $125.9 million, $3.5 million and $3.5 million for the three month periods ending March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The Company has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. The Company therefore recommends that this report be read in conjunction with the Company's reports filed subsequent to the original filing date.

The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as set forth herein:

Part I - Financial Information

Item 1. Financial Statements.

The financial information is amended to read in its entirety as set forth on pages 3 through 10 herein and incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is amended to add the paragraph under the heading "Income Taxes" on page 14 herein and incorporated herein by reference.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.
The list of exhibits set forth in, and incorporated by reference from, the
Exhibit Index to the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is amended to include the following additional exhibits, filed herewith:


99.1 Certification by the Chairman and Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2 Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

Certifications.

The information set forth under the caption "Certifications" is amended to include the Certifications of the Company's Chairman and Chief Executive Officer and Chief Financial Officer required pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

                        PAXSON COMMUNICATIONS CORPORATION


                              INDEX TO FORM 10Q/A

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

                    Consolidated Statement of Stockholders' Deficit for the
                    Three Months Ended March 31, 2002 (unaudited)........................ 5

                    Consolidated Statements of Cash Flows for the Three Months
                    Ended March 31, 2002 and 2001 (unaudited)............................ 6

                    Notes to Unaudited Consolidated Financial Statements................. 7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................................11

PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K.....................................19

          Signatures.....................................................................21

          Certifications.................................................................22


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
                                                                                           ===========       ===========

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ........................................      $    21,444       $    25,858
    Accrued interest ................................................................            9,329            15,220
    Obligations for program rights ..................................................           63,047            76,169
    Obligations for cable distribution rights .......................................           10,220            12,325
    Deferred revenue from satellite distribution rights .............................            6,802             6,414
    Current portion of bank financing ...............................................            3,613             2,899
                                                                                           -----------       -----------
       Total current liabilities ....................................................          114,455           138,885

    Obligations for program rights, net of current portion ..........................           34,621            43,396
    Obligations for cable distribution rights, net of current portion ...............              772               710
    Deferred revenue from satellite distribution rights, net of current portion .....           11,135            11,776
    Deferred income taxes............................................................          125,873                --
    Senior subordinated notes and bank financing, net of current portion ............          853,868           526,281
    Other long-term liabilities .....................................................           36,388            36,510
                                                                                           -----------       -----------
       Total liabilities ............................................................        1,177,112           757,558
                                                                                           -----------       -----------

Mandatorily redeemable preferred stock ..............................................          912,534         1,164,160
                                                                                           -----------       -----------
Commitments and contingencies .......................................................               --                --
                                                                                           -----------       -----------
Stockholders' deficit:
    Class A common stock, $0.001 par value; one vote per share; 215,000,000
       shares authorized, 56,547,377 and 56,380,177 shares issued and outstanding ...               57                56
    Class B common stock, $0.001 par value; ten votes per share; 35,000,000
       shares authorized and 8,311,639 shares issued and outstanding ................                8                 8
    Common stock warrants and call option ...........................................           68,384            68,384
    Stock subscription notes receivable .............................................           (1,588)           (1,088)
    Additional paid-in capital ......................................................          513,276           512,194
    Deferred stock option compensation ..............................................           (5,204)           (6,537)
    Accumulated deficit .............................................................       (1,309,172)       (1,109,710)
    Accumulated other comprehensive loss ............................................             (575)           (1,350)
                                                                                           -----------       -----------
       Total stockholders' deficit ..................................................         (734,814)         (538,043)
                                                                                           -----------       -----------

Total liabilities, mandatorily redeemable preferred stock, and stockholders' deficit       $ 1,354,832       $ 1,383,675
                                                                                           ===========       ===========



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)




                                                                                               For the Three Months Ended
                                                                                                        March 31,
                                                                                            ---------------------------------
                                                                                                2002                2001
                                                                                            ------------         ------------
                                                                                                        (Unaudited)
REVENUES:
Gross revenues .....................................................................        $     80,781         $     80,214
Less: agency commissions ...........................................................             (11,706)             (10,899)
                                                                                            ------------         ------------
Net revenues .......................................................................              69,075               69,315
                                                                                            ------------         ------------
EXPENSES:
   Programming and broadcast operations (excluding stock-based compensation of $145
      and $48, respectively) .......................................................              12,958               10,189
   Program rights amortization .....................................................              18,969               24,433
   Selling, general and administrative (excluding stock-based compensation of $1,188
      and $1,070, respectively) ....................................................              29,619               31,371
   Time brokerage and affiliation fees .............................................                 935                  939
   Stock-based compensation ........................................................               1,333                1,118
   Restructuring charge related to Joint Sales Agreements ..........................                (402)                  --
   Depreciation and amortization ...................................................              12,638               23,996
                                                                                            ------------         ------------
       Total operating expenses ....................................................              76,050               92,046
                                                                                            ------------         ------------

Operating loss .....................................................................              (6,975)             (22,731)
                                                                                            ------------         ------------

OTHER INCOME (EXPENSE):
   Interest expense ................................................................             (19,659)             (12,283)
   Interest income .................................................................                 496                1,484
   Other expenses, net .............................................................                (571)                (331)
   Gain on modification of program rights obligations ..............................                 233                  233
                                                                                            ------------         ------------

Loss before income taxes and extraordinary item ....................................             (26,476)             (33,628)
Income tax provision ...............................................................            (125,903)                 (44)
                                                                                            ------------         ------------
Loss before extraordinary item .....................................................            (152,379)             (33,672)
Extraordinary charge related to early extinguishment of debt .......................             (17,552)                  --
                                                                                            ------------         ------------
Net loss ...........................................................................            (169,931)             (33,672)
Dividends and accretion on redeemable preferred stock ..............................             (29,531)             (36,166)
                                                                                            ------------         ------------
Net loss attributable to common stockholders .......................................        $   (199,462)        $    (69,838)
                                                                                            ============         ============

Basic and diluted loss per common share:

   Loss before extraordinary item ..................................................        $      (2.81)        $      (1.09)

   Extraordinary item ..............................................................               (0.27)                  --
                                                                                            ------------         ------------
   Net loss ........................................................................        $      (3.08)        $      (1.09)
                                                                                            ============         ============
Weighted average shares outstanding ................................................          64,758,512           64,288,943
                                                                                            ============         ============



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              For the Three Months Ended March 31, 2002 (Unaudited)
                                 (in thousands)



                                                  Common                                                        Accumu-
                                                  Stock        Stock                 Deferred                   lated
                                                 Warrants    Subscrip-      Addi-     Stock                     Other      Total
                                                   and         tion        tional     Option                    Compre-    Stock-
                                Common Stock       Call        Notes       Paid-In    Compen-   Accumulated     hensive    holders'
                             Class A   Class B    Option     Receivable    Capital    sation      Deficit        Loss      Deficit
                             -------   --------  --------    ----------   -------    --------   ------------    -------   ---------
Balance, December 31, 2001...  $ 56     $  8     $ 68,384    $ (1,088)    $512,194   $ (6,537)   $(1,109,710)   $(1,350)  $(538,043)
   Stock-based compensation..    --       --           --          --           --      1,333             --         --       1,333
   Stock options exercised...     1       --           --          --        1,082         --             --         --       1,083
   Interest on stock
    subscription notes
    receivable...............    --       --           --        (500)          --         --             --         --        (500)
   Other comprehensive income    --       --           --          --           --         --             --        775         775
   Dividends on redeemable
    preferred stock..........    --       --           --          --           --         --        (22,413)        --     (22,413)
   Accretion on redeemable
    preferred stock..........    --       --           --          --           --         --         (7,118)        --      (7,118)
   Net loss..................    --       --           --          --           --         --       (169,931)        --    (169,931)
                               ----     ----     --------    --------     --------   --------    -----------    -------   ---------
Balance, March 31, 2002......  $ 57     $  8     $ 68,384    $ (1,588)    $513,276   $ (5,204)   $(1,309,172)   $  (575)  $(734,814)
                               ====     ====     ========    ========     ========   ========    ===========    =======   =========




               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                               2002             2001
                                                                            ---------         ---------
                                                                                    (Unaudited)
Cash flows from operating activities:
    Net loss .......................................................        $(169,931)        $ (33,672)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..................................           12,638            23,996
    Stock-based compensation .......................................            1,333             1,118
    Loss on extinguishment of debt .................................           17,552                --
    Non-cash restructuring charge ..................................             (402)               --
    Program rights amortization ....................................           18,969            24,433
    Payments for cable distribution rights .........................           (2,278)           (2,349)
     Barter revenue ................................................             (156)               --
    Payments for program rights and deposits .......................          (29,050)          (27,878)
    Deferred income tax provision...................................          125,873                --
    Loss on sale or disposal of assets .............................              713               293
    Gain on modification of program rights obligations .............             (233)             (233)
    Accretion on senior subordinated discount notes ................            7,974               105
Changes in assets and liabilities:
    Increase in restricted cash and short-term investments .........               --              (193)
    Decrease in accounts receivable ................................            4,344             5,360
    Decrease (increase) in prepaid expenses and other current assets              593              (171)
    Decrease in other assets .......................................              671             1,205
    (Decrease) increase in accounts payable and accrued liabilities            (3,357)              836
    Decrease in accrued interest ...................................           (5,891)           (6,529)
                                                                            ---------         ---------
         Net cash used in operating activities .....................          (20,638)          (13,679)
                                                                            ---------         ---------
Cash flows from investing activities:
    Acquisitions of broadcasting properties ........................               --            (9,551)
    Increase in short-term investments .............................          (12,134)           (2,655)
    Purchases of property and equipment ............................          (12,048)           (6,117)
    Other ..........................................................             (456)              191
                                                                            ---------         ---------
         Net cash used in investing activities .....................          (24,638)          (18,132)
                                                                            ---------         ---------
Cash flows from financing activities:
    Borrowings of long-term debt ...................................          320,338               679
    Repayments of long-term debt ...................................              (12)             (510)
    Redemption of 12 1/2% exchange debentures ......................         (284,410)               --
    Payments of loan origination costs .............................           (9,164)               --
    Debt extinguishment premium and costs ..........................          (14,302)               --
    Proceeds from exercise of common stock options, net ............            1,082             1,079
                                                                            ---------         ---------
         Net cash provided by financing activities .................           13,532             1,248
                                                                            ---------         ---------

    Decrease in cash and cash equivalents ..........................          (31,744)          (30,563)
    Cash and cash equivalents, beginning of period .................           83,858            51,363
                                                                            ---------         ---------
    Cash and cash equivalents, end of period .......................        $  52,114         $  20,800
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

2. Adoption of SFAS 142


     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives. No goodwill or FCC license intangible asset impairment loss was recognized upon adoption. However, because of the effect of SFAS 142 on the computation of deferred tax assets and liabilities, the Company was required to increase its deferred tax asset valuation allowance during the three months ended March 31, 2002. Under SFAS 142, the Company no longer amortizes goodwill and FCC license intangibles (which the Company believes have indefinite lives). Under previous accounting standards, these assets were being amortized over 25 years. Had the Company not amortized its goodwill and indefinite lived intangibles pursuant to SFAS 142 during 2001, the Company's net loss attributable to common stockholders for the three months ended
March 31, 2001 would have been approximately $63.4 million, or $0.99 per share, net of deferred taxes.


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


6. COMPREHENSIVE LOSS

     The components of the comprehensive loss are as follows (in thousands):




                                                                Three Months Ended March 31,
                                                               -----------------------------
                                                                  2002                 2001
                                                               --------             --------
         Net loss .................................           $(169,931)            $(33,672)
         Other comprehensive income:
              Unrealized gain on interest rate swap                 775                   --
                                                              ---------             --------

         Comprehensive loss .......................           $(169,156)            $(33,672)
                                                              =========             ========



7. INCOME TAXES


     The Company has recorded a provision for income taxes based on its estimated annual income tax liability. For the three months ended March 31, 2002 and 2001, the Company has recorded a valuation allowance for its deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. As previously described, upon adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes its goodwill and FCC license intangibles. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, the Company is required under FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to adopting SFAS 142, the Company considered its deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of its deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill are no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance totaling approximately $125.9 million during the three months ended March 31, 2002. In addition, the Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.


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


INCOME TAXES



     As previously described, upon adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and FCC license intangibles. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, we are required under FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to the adoption of SFAS 142, we considered our deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of our deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill are no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, we were required to record an increase in our deferred tax asset valuation allowance totaling approximately $125.9 million during the three months ended March 31, 2002. In addition, we will continue to record increases in our valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.


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

10.226 Amended and Restated Employment Agreement, dated March 12, 2002, by and between the Company and Thomas E. Severson, Jr. (6)


99.1 Certification by the Chairman and Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2 Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                       PAXSON COMMUNICATIONS CORPORATION






Date: March 28, 2003                   By: /s/ Ronald L. Rubin
                                           -------------------------------------
                                           Ronald L. Rubin
                                           Vice President
                                           Chief Accounting Officer and
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                 CERTIFICATIONS


I, Lowell W. Paxson, Chairman and Chief Executive Officer of Paxson Communications Corporation, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of Paxson Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




/s/ LOWELL W. PAXSON
--------------------
Lowell W. Paxson
Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: March 28, 2003

I, Thomas E. Severson, Jr., Senior Vice President and Chief Financial Officer of Paxson Communications Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Paxson Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



/s/ THOMAS E. SEVERSON JR.
--------------------------
Thomas E. Severson, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: March 28, 2003