Form 10-Q/A
period 2002-06-30
PAXSON COMMUNICATIONS CORP
filed 2003-03-31
CIK 923877

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

YES  [X]     NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 17, 2003:



                 CLASS OF STOCK                                 NUMBER OF SHARES
Common stock-Class A, $0.001 par value per share.............      59,261,670

Common stock-Class B, $0.001 par value per share.............       8,311,639

Restatement of Prior Financial Information

Paxson Communications Corporation (the "Company") is filing this Form 10-Q/A as an amendment to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 that was filed with the Securities and Exchange Commission on August 14, 2002 in order to restate its quarterly results to reflect deferred tax adjustments resulting from the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Upon further analysis completed by the Company in connection with the preparation of its 2002 annual report on Form 10-K, the Company determined that an adjustment was required to properly reflect its tax provisions reflected in the Company's financial statements as presented in Form 10-Q as filed for the quarterly periods of 2002. These non-cash tax adjustments result from the Company's implementation of SFAS No. 142. Historically, the Company has netted its deferred tax liability related to FCC licenses and goodwill against its deferred tax asset. Following adoption of SFAS No. 142, the temporary differences created by different treatment for book and tax of the Company's indefinite lived intangibles can no longer be assumed to offset deductible temporary differences which create deferred tax assets. Therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance in its financial statements totaling approximately $125.9 million, $3.5 million and $3.5 million for the three month periods ending March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The Company has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. The Company therefore recommends that this report be read in conjunction with the Company's reports filed subsequent to the original filing date.

The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as set forth herein:

   Part I - Financial Information

                Item 1.    Financial Statements.

                           The financial information is amended to read in its entirety as set forth on pages 3 through 11 herein and incorporated herein by reference.

                Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           The information set forth under the caption
                           "Management's Discussion and Analysis of Financial Condition and Results of Operations" is amended to add the paragraph under the heading "Income Taxes" on page 16 herein and incorporated herein by reference.

    Part II - Other Information

                 Item 6.   Exhibits and Reports on Form 8-K.

                           The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index to the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is amended to include the following additional exhibits, filed herewith:

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

                        PAXSON COMMUNICATIONS CORPORATION


                              INDEX TO FORM 10-Q/A



                                                                                                                        Page
                                                                                                                        ----
   Part I - Financial Information
                Item 1.    Financial Statements

                           Consolidated Balance Sheets as of
                           June 30, 2002 (unaudited) and December 31, 2001..........................................      3

                           Consolidated Statements of Operations for the Three and Six Months
                           Ended June 30, 2002 and 2001 (unaudited).................................................      4

                           Consolidated Statement of Stockholders' Deficit for the
                           Six Months Ended June 30, 2002 (unaudited)...............................................      5

                           Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 2002 and 2001 (unaudited).................................................      6

                           Notes to Unaudited Consolidated Financial Statements.....................................      7

                Item 2.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations......................................................      12

   Part II - Other Information

                Item 6.    Exhibits and Reports on Form 8-K.........................................................      22

                Signatures..........................................................................................      24

                Certifications......................................................................................      25


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
                                                                                                     ============      ============

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities..................................................       $     28,999      $     25,858
    Accrued interest..........................................................................             14,483            15,220
    Obligations for program rights............................................................             51,451            76,169
    Obligations for cable distribution rights.................................................              9,329            12,325
    Deferred revenue from satellite distribution rights.......................................              7,181             6,414
    Current portion of bank financing.........................................................              3,614             2,899
                                                                                                     ------------      ------------
       Total current liabilities..............................................................            115,057           138,885

    Obligations for program rights, net of current portion....................................             27,915            43,396
    Obligations for cable distribution rights, net of current portion.........................                732               710
    Deferred revenue from satellite distribution rights, net of current portion...............             10,493            11,776
    Deferred income taxes.....................................................................            129,344                --
    Senior subordinated notes and bank financing, net.........................................            867,690           526,281
    Other long-term liabilities...............................................................             39,228            36,510
                                                                                                     ------------      ------------
       Total liabilities......................................................................          1,190,459           757,558
                                                                                                     ------------      ------------

Mandatorily redeemable preferred stock........................................................            941,201         1,164,160
                                                                                                     ------------      ------------
Commitments and contingencies.................................................................                 --                --
                                                                                                     ------------      ------------

Stockholders' deficit:
    Class A common stock, $0.001 par value; one vote per share; 215,000,000
       shares authorized, 56,568,827 and 56,380,177 shares issued and outstanding.............                 57                56
    Class B common stock, $0.001 par value; ten votes per share; 35,000,000
       shares authorized and 8,311,639 shares issued and outstanding..........................                  8                 8
    Common stock warrants and call option.....................................................             68,384            68,384
    Stock subscription notes receivable.......................................................             (1,588)           (1,088)
    Additional paid-in capital................................................................            513,376           512,194
    Deferred stock option compensation........................................................             (4,662)           (6,537)
    Accumulated deficit.......................................................................         (1,375,904)       (1,109,710)
    Accumulated other comprehensive loss......................................................             (2,539)           (1,350)
                                                                                                     -------------     -------------
       Total stockholders' deficit............................................................           (802,868)         (538,043)
                                                                                                     -------------     -------------

Total liabilities, mandatorily redeemable preferred stock, and stockholders' deficit..........       $  1,328,792      $  1,383,675
                                                                                                     ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION
                      Consolidated Statements of Operations
                 (in thousands except share and per share data)



                                                                     For the Three Months Ended        For the Six Months Ended
                                                                               June 30,                         June 30,
                                                                        2002             2001             2002            2001
                                                                    ------------     -----------      -----------     ------------
                                                                             (Unaudited)                      (Unaudited)
REVENUES:
Gross revenues....................................................  $     78,611     $    78,981      $   159,392     $    159,195
Less: agency commissions..........................................       (10,279)        (11,249)         (21,985)         (22,148)
                                                                    ------------     -----------      -----------     ------------
Net revenues......................................................        68,332          67,732          137,407          137,047
                                                                    ------------     -----------      -----------     ------------

EXPENSES:
   Programming and broadcast operations (excluding stock-based
     compensation of $144, $272, $289 and $320)...................        12,209          10,669           25,167           20,858
   Program rights amortization....................................        19,446          21,430           38,415           45,863
   Selling, general and administrative (excluding stock-based
     compensation of $398, $1,799, $1,586 and $2,869).............        34,198          30,398           63,817           61,769
   Business interruption insurance proceeds.......................        (1,007)             --           (1,007)              --
   Time brokerage and affiliation fees............................           967             894            1,902            1,833
   Stock-based compensation.......................................           542           2,071            1,875            3,189
   Accrued programming loss.......................................         2,900              --            2,900               --
   Restructuring charge related to Joint Sales Agreements.........            --              --             (402)              --
   Depreciation and amortization..................................        14,228          24,136           26,866           48,132
                                                                    ------------     -----------      -----------     ------------
       Total operating expenses...................................        83,483          89,598          159,533          181,644
                                                                    ------------     -----------      -----------     ------------

Operating loss....................................................       (15,151)        (21,866)         (22,126)         (44,597)
                                                                    -------------    -----------      -----------     ------------

OTHER INCOME (EXPENSE):
   Interest expense...............................................       (21,374)        (11,855)         (41,033)         (24,138)
   Interest income................................................           378           1,253              874            2,737
   Other income (expense), net....................................           679          (1,276)             108           (1,607)
   Gain on modification of program rights obligations.............           204             233              437              466
   Gain on sale of television stations............................           700          10,649              700           10,649
                                                                    ------------     -----------      -----------     ------------

Loss before income taxes and extraordinary item...................       (34,564)        (22,862)         (61,040)         (56,490)
Income tax provision .............................................        (3,501)            (16)        (129,404)             (60)
                                                                    -------------    ------------     ------------    -------------
Loss before extraordinary item....................................       (38,065)        (22,878)        (190,444)         (56,550)

Extraordinary charge related to early extinguishment of debt......            --              --          (17,552)              --
                                                                    ------------     -----------      ------------    ------------
Net loss..........................................................       (38,065)        (22,878)        (207,996)         (56,550)

Dividends and accretion on redeemable preferred stock.............       (28,667)        (36,843)         (58,198)         (73,009)
                                                                    -------------    ------------     ------------    -------------
Net loss attributable to common stockholders......................  $    (66,732)    $   (59,721)     $  (266,194)    $   (129,559)
                                                                    ============     ===========      ===========     ============

Basic and diluted loss per share:
   Loss before extraordinary item.................................  $      (1.03)    $    (0.93)      $    (3.84)     $      (2.01)
   Extraordinary item.............................................            --             --            (0.27)               --
                                                                    ------------     -----------    -------------     ------------
   Net loss.......................................................  $      (1.03)    $    (0.93)      $    (4.11)     $      (2.01)
                                                                    ============     ==========       ==========      ============


Weighted average shares outstanding...............................    64,875,141      64,482,532       64,817,149       64,385,930
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
                                                                  =====      ====     =======      ========    ==========



                                                                                                   Accumulated
                                                                    Deferred                          Other            Total
                                                                  Stock Option     Accumulated    Comprehensive    Stockholders'
                                                                  Compensation       Deficit           Loss           Deficit
                                                                  ------------       -------           ----           -------
BALANCE AT DECEMBER 31, 2001................................        $ (6,537)       $(1,109,710)   $  (1,350)      $  (538,043)
   Stock-based compensation.................................           1,875                 --           --             1,875
   Stock options exercised..................................              --                 --           --             1,183
   Interest on stock subscription notes receivable..........              --                 --           --              (500)
   Other comprehensive loss.................................              --                 --       (1,189)           (1,189)
   Dividends on redeemable preferred stock..................              --            (43,988)          --           (43,988)
   Accretion on redeemable preferred stock..................              --            (14,210)          --           (14,210)
   Net loss.................................................              --           (207,996)          --          (207,996)
                                                                    --------        -----------    ---------       -----------
BALANCE AT JUNE 30, 2002....................................        $ (4,662)       $(1,375,904)   $  (2,539)      $  (802,868)
                                                                    =========       ===========    =========       ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        PAXSON COMMUNICATIONS CORPORATION
                      Consolidated Statements Of Cash Flows
                                 (in thousands)


                                                                                           For the Six Months Ended June 30,
                                                                                               2002                 2001
                                                                                           -----------           -----------
                                                                                                      (Unaudited)
    Cash flows from operating activities:
        Net loss..................................................................         $  (207,996)          $   (56,550)

    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization.............................................              26,866                48,132
        Stock-based compensation..................................................               1,875                 3,189
        Loss on extinguishment of debt............................................              17,552                    --
        Accrued programming loss..................................................               2,900                    --
        Non-cash restructuring charge.............................................                (402)                   --
        Program rights amortization...............................................              38,415                45,863
        Payments for cable distribution rights....................................              (3,257)               (8,425)
        Payments for program rights and deposits..................................             (58,965)              (58,710)
        Deferred income tax provision.............................................             129,344                    --
        Provision for doubtful accounts...........................................                (373)                1,831
        (Gain) loss from sale or disposal of assets and broadcast properties......                  15                (8,980)
        Accretion on senior subordinated discount notes...........................              17,522                    --
    Changes in assets and liabilities:
        Decrease in restricted cash and short-term investments....................                  --                 1,998
        Decrease in accounts receivable...........................................               1,615                 1,862
        Decrease (increase) in prepaid expenses and other current assets..........                 400                (1,923)
        Decrease in other assets..................................................               2,143                 2,151
        Increase (decrease) in accounts payable and accrued liabilities...........               2,049                (2,999)
        Decrease in accrued interest..............................................                (738)               (2,214)
                                                                                           -----------           -----------
             Net cash used in operating activities................................             (31,035)              (34,775)
                                                                                           -----------           -----------

    Cash flows from investing activities:
        Acquisitions of broadcasting properties...................................                (265)              (12,659)
        (Increase) decrease in short-term investments.............................              (7,766)               15,013
        Purchases of property and equipment.......................................             (19,135)              (13,688)
        Proceeds from sales of television stations................................                 700                15,121
        Proceeds from sales of property and equipment.............................                  12                   202
        Proceeds from insurance recoveries........................................               1,493                    --
        Other ....................................................................                (568)                 (273)
                                                                                           ------------          ------------
             Net cash (used in) provided by investing activities..................             (25,529)                3,716
                                                                                           ------------          -----------

    Cash flows from financing activities:
        Borrowings of long-term debt..............................................             325,338                 9,766
        Repayments of long-term debt..............................................                (736)               (1,115)
        Preferred stock dividends paid............................................                  --                (3,546)
        Redemption of 12 1/4% exchange debentures.................................            (284,410)                   --
        Payments of loan origination costs........................................             (10,259)                   --
        Debt extinguishment premium and costs.....................................             (14,302)                   --
        Proceeds from exercise of common stock options, net.......................               1,182                 2,524
        Repayment of stock subscription notes receivable..........................                  --                   182
                                                                                           -----------           -----------
             Net cash provided by financing activities............................              16,813                 7,811
                                                                                           -----------           -----------

        Decrease in cash and cash equivalents.....................................             (39,751)              (23,248)
        Cash and cash equivalents, beginning of period............................              83,858                51,363
                                                                                           -----------           -----------
        Cash and cash equivalents, end of period..................................         $    44,107           $    28,115
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

2. ADOPTION OF SFAS 142


     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives. No goodwill or FCC license intangible asset impairment loss was recognized upon adoption. However, because of the effect of SFAS 142 on the computation of deferred tax assets and liabilities, the Company was required to increase its deferred tax asset valuation allowance during the three and six months ended June 30, 2002. Under SFAS 142, the Company no longer amortizes goodwill and FCC license intangibles (which the Company believes have indefinite lives). Under previous accounting standards, these assets were being amortized over 25 years. Had the Company not amortized its goodwill and indefinite lived intangibles pursuant to SFAS 142 durning 2001, the Company's net loss attributable to common stockholders for the three and six months ended June 30, 2001 would have been approximately $53.6 million, or $0.83 per share, and $117.0 million, or $1.82 per share, respectively, net of deferred taxes.


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

6. MANDATORILY REDEEMABLE PREFERRED STOCK

     The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the six month period ended June 30, 2002 (in thousands):

                                                                                                         Series B
                                                                          Junior                        Convertible
                                                       Exchangeable     Exchangeable    Convertible     Exchangeable
                                                         Preferred       Preferred       Preferred       Preferred
                                                           Stock           Stock           Stock            Stock
                                                          12 1/2%         13 1/4%          9 3/4%            8%             Total
                                                       ------------     -------------   ----------      -----------     -----------
Balance at December 31, 2001.........................    $  279,890       $   310,068    $ 103,140       $  471,062     $ 1,164,160
Accretion............................................            23               592          248           13,347          14,210
Accrual of cumulative dividends......................         1,244            20,929        5,214           16,601          43,988
Exchange into debentures  (see Note 5)...............      (281,157)               --           --               --        (281,157)
                                                         ----------       -----------    ---------       ----------     ------------
Balance at June 30, 2002 (unaudited).................    $       --       $   331,589    $ 108,602       $  501,010     $   941,201
                                                         ==========       ===========    =========       ==========     ===========
Aggregate liquidation preference at June 30, 2002....    $       --       $   336,840    $ 110,869       $  507,683     $   955,392
Shares authorized....................................            --            72,000       17,500           41,500         131,000
Shares issued and outstanding........................            --            33,135       11,087           41,500          85,722
Accrued dividends....................................    $       --       $     5,488    $      --       $   92,683     $    98,171


7. COMPREHENSIVE LOSS

     The components of the comprehensive loss are as follows (in thousands):



                                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                                  2002               2001             2002               2001
                                                                  ----               ----             ----               ----
Net loss..................................................    $   (38,065)      $  (22,878)       $  (207,996)        $   (56,550)
Other comprehensive loss:
     Unrealized loss on interest rate swap .................       (1,964)              --             (1,189)                 --
                                                              -----------       ----------        -----------         -----------

Comprehensive loss..........................................  $   (40,029)      $  (22,878)       $  (209,185)        $   (56,550)
                                                              ===========       ==========        ===========         ===========

8. INCOME TAXES


     The Company has recorded a provision for income taxes based on its estimated annual income tax liability. For the three and six months ended June 30, 2002 and 2001, the Company has recorded a valuation allowance for its deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. As previously described, upon adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes its goodwill and FCC license intangibles. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, the Company is required under FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to adopting SFAS 142, the Company considered its deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of its deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill are no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record increases in its deferred tax asset valuation allowance totaling approximately $3.5 million and $129.3 million during the three and six months ended June 30, 2002, respectively. In addition, the Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.



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


INCOME TAXES

     As previously described, upon adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and FCC license intangibles. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, we are required under FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to the adoption of SFAS 142, we considered our deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of our deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill are no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, we were required to record increases in our deferred tax asset valuation allowance totaling approximately $3.5 million and $129.3 million during the three and six months ended June 30, 2002, respectively. In addition, we will continue to record increases in our valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.


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



/s/ Lowell W. Paxson
------------------------------------------------------------------
Lowell W. Paxson
Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: March 28, 2003

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



/s/ Thomas E. Severson Jr.
-------------------------------------------------------------------------------
Thomas E. Severson, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: March 28, 2003