Form 10-Q/A
period 2002-09-30
PAXSON COMMUNICATIONS CORP
filed 2003-03-31
CIK 923877

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

YES  [X]       NO  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 17, 2003:



               CLASS OF STOCK                                NUMBER OF SHARES
               --------------                                ----------------

 Common stock-Class A, $0.001 par value per share..........     59,261,670

 Common stock-Class B, $0.001 par value per share..........      8,311,639

Restatement of Prior Financial Information

Paxson Communications Corporation (the "Company") is filing this Form 10-Q/A as an amendment to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 that was filed with the Securities and Exchange Commission on November 14, 2002 in order to restate its quarterly results to reflect deferred tax adjustments resulting from the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Upon further analysis completed by the Company in connection with the preparation of its 2002 annual report on Form 10-K, the Company determined that an adjustment was required to properly reflect its tax provisions reflected in the Company's financial statements as presented in Form 10-Q as filed for the quarterly periods of 2002. These non-cash tax adjustments result from the Company's implementation of SFAS No. 142. Historically, the Company has netted its deferred tax liability related to FCC licenses and goodwill against its deferred tax asset. Following adoption of SFAS No. 142, the temporary differences created by different treatment for book and tax of the Company's indefinite lived intangibles can no longer be assumed to offset deductible temporary differences which create deferred tax assets. Therefore, the Company was required to record an additional tax expense to increase its deferred tax asset valuation allowance in its financial statements totaling approximately $125.9 million, $3.5 million and $3.5 million for the three month periods ending March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The Company has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. The Company therefore recommends that this report be read in conjunction with the Company's reports filed subsequent to the original filing date.

The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as set forth herein:

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

   Part II - Other Information

             Item 6.       Exhibits and Reports on Form 8-K.

                           The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index to the original Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is amended to include the following exhibits, filed herewith:


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
                                                                                                      ===========     ===========

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities .....................................................    $    38,500     $    25,858
    Accrued interest .............................................................................          9,269          15,220
    Obligations for program rights ...............................................................         52,816          76,169
    Obligations for cable distribution rights ....................................................          9,236          12,325
    Deferred revenue from satellite distribution rights ..........................................          7,556           6,414
    Current portion of bank financing ............................................................          3,011           2,899
                                                                                                      -----------     -----------
       Total current liabilities .................................................................        120,388         138,885

    Obligations for program rights, net of current portion .......................................         36,526          43,396
    Obligations for cable distribution rights, net of current portion ............................            732             710
    Deferred revenue from satellite distribution rights, net of current portion ..................          9,851          11,776
    Deferred income taxes ........................................................................        132,815              --
    Senior subordinated notes and bank financing, net ............................................        882,790         526,281
    Other long-term liabilities ..................................................................         24,785          36,510
                                                                                                      -----------     -----------
       Total liabilities .........................................................................      1,207,887         757,558
                                                                                                      -----------     -----------

Mandatorily redeemable preferred stock ...........................................................        970,274       1,164,160
                                                                                                      -----------     -----------
Commitments and contingencies ....................................................................             --              --
                                                                                                      -----------     -----------

Stockholders' deficit:
    Class A common stock, $0.001 par value; one vote per share; 215,000,000
       shares authorized, 56,568,827 and 56,380,177 shares issued and outstanding ................             57              56
    Class B common stock, $0.001 par value; ten votes per share; 35,000,000
       shares authorized and 8,311,639 shares issued and outstanding .............................              8               8
    Common stock warrants and call option ........................................................         68,384          68,384
    Stock subscription notes receivable ..........................................................         (1,588)         (1,088)
    Additional paid-in capital ...................................................................        513,775         512,194
    Deferred stock option compensation ...........................................................         (3,845)         (6,537)
    Accumulated deficit ..........................................................................     (1,448,365)     (1,109,710)
    Accumulated other comprehensive loss .........................................................         (3,565)         (1,350)
                                                                                                      -----------     -----------
       Total stockholders' deficit ...............................................................       (875,139)       (538,043)
                                                                                                      -----------     -----------

Total liabilities, mandatorily redeemable preferred stock, and stockholders' deficit .............    $ 1,303,022     $ 1,383,675
                                                                                                      ===========     ===========



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)



                                                                 For the Three Months Ended       For the Nine Months Ended
                                                                         September 30,                   September 30,
                                                                 ----------------------------    ----------------------------
                                                                    2002             2001             2002            2001
                                                                 ------------    ------------    ------------    ------------
                                                                         (Unaudited)                      (Unaudited)

REVENUES:
Gross revenues ...............................................   $     77,130    $     72,462    $    236,522    $    231,657
Less: agency commissions .....................................        (10,874)        (10,507)        (32,859)        (32,655)
                                                                 ------------    ------------    ------------    ------------
Net revenues .................................................         66,256          61,955         203,663         199,002
                                                                 ------------    ------------    ------------    ------------

EXPENSES:
   Programming and broadcast operations (excluding stock-based
     compensation of $145, $308, $434 and $628) ..............         12,342          10,012          37,509          30,870
   Program rights amortization ...............................         19,973          20,378          58,388          66,241
   Selling, general and administrative (excluding stock-based
     compensation of $1,071, $2,238, $2,657 and $5,107) ......         35,310          29,090          99,127          90,859
   Business interruption insurance proceeds ..................             --              --          (1,007)             --
   Time brokerage and affiliation fees .......................          1,088             894           2,990           2,727
   Stock-based compensation ..................................          1,216           2,546           3,091           5,735
   Adjustment of programming to net realizable value .........             --          66,992           2,900          66,992
   Restructuring charge related to Joint Sales Agreements ....            (65)             --            (467)             --
   Depreciation and amortization .............................         14,472          24,213          41,338          72,345
                                                                 ------------    ------------    ------------    ------------
       Total operating expenses ..............................         84,336         154,125         243,869         335,769
                                                                 ------------    ------------    ------------    ------------

Operating loss ...............................................        (18,080)        (92,170)        (40,206)       (136,767)
                                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest expense ..........................................        (21,988)        (13,088)        (63,021)        (37,226)
   Interest income ...........................................            778           1,286           1,652           4,023
   Other income (expense), net ...............................         (1,027)           (759)           (919)         (2,365)
   Gain on modification of program rights obligations ........            480             233             917             699
   Gain (loss) on sale of television stations ................            (50)          2,410             650          13,059
                                                                 ------------    ------------    ------------    ------------

Loss before income taxes and extraordinary item ..............        (39,887)       (102,088)       (100,927)       (158,577)
Income tax provision .........................................         (3,501)            (30)       (132,905)            (90)
                                                                 ------------    ------------    ------------    ------------
Loss before extraordinary item ...............................        (43,388)       (102,118)       (233,832)       (158,667)

Extraordinary charge related to early extinguishment of debt .             --          (9,903)        (17,552)         (9,903)
                                                                 ------------    ------------    ------------    ------------
Net loss .....................................................        (43,388)       (112,021)       (251,384)       (168,570)

Dividends and accretion on redeemable preferred stock ........        (29,073)        (37,522)        (87,271)       (110,531)
                                                                 ------------    ------------    ------------    ------------
Net loss attributable to common stockholders .................   $    (72,461)   $   (149,543)   $   (338,655)   $   (279,101)
                                                                 ============    ============    ============    ============

Basic and diluted loss per share:
   Loss before extraordinary item ............................   $      (1.12)   $      (2.16)   $      (4.95)   $      (4.18)
   Extraordinary item ........................................             --           (0.15)          (0.27)          (0.15)
                                                                 ------------    ------------    ------------    ------------
   Net loss ..................................................   $      (1.12)   $      (2.31)   $      (5.22)   $      (4.33)
                                                                 ============    ============    ============    ============
Weighted average shares outstanding ..........................     64,880,466      64,602,832      64,838,487      64,458,933
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
                                                       ======     ======     =======     =======




                                                                                                    ACCUMULATED
                                                    ADDITIONAL       DEFERRED                          OTHER            TOTAL
                                                      PAID-IN      STOCK OPTION     ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                                      CAPITAL      COMPENSATION       DEFICIT           LOSS           DEFICIT
                                                      -------      ------------  --------------  ----------------  ---------------
BALANCE AT DECEMBER 31, 2001 ..................... $512,194         $(6,537)     $(1,109,710)       $(1,350)         $(538,043)
   Deferred option plan compensation .............      399            (399)              --             --                 --
   Stock-based compensation ......................       --           3,091               --             --              3,091
   Stock options exercised .......................    1,182              --               --             --              1,183
   Interest on stock subscription notes receivable       --              --               --             --               (500)
   Other comprehensive loss ......................       --              --               --         (2,215)            (2,215)
   Dividends on redeemable preferred stock .......       --              --          (65,965)            --            (65,965)
   Accretion on redeemable preferred stock .......       --              --          (21,306)            --            (21,306)
   Net loss ......................................       --              --         (251,384)            --           (251,384)
                                                   --------         -------      -----------        -------          ---------
BALANCE AT SEPTEMBER 30, 2002 .................... $513,775         $(3,845)     $(1,448,365)       $(3,565)         $(875,139)
                                                   ========         =======      ===========        =======          =========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                  2002           2001
                                                                                ---------      ---------
                                                                                      (Unaudited)
Cash flows from operating activities:
    Net loss ..............................................................     $(251,384)     $(168,570)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................        41,338         72,345
    Stock-based compensation ..............................................         3,091          5,735
    Loss on extinguishment of debt ........................................        17,552          9,903
    Adjustment of programming to net realizable value .....................         2,900         66,992
    Non-cash restructuring charge .........................................          (467)            --
    Program rights amortization ...........................................        58,388         66,241
    Payments for cable distribution rights ................................        (3,392)       (12,469)
    Payments for program rights and deposits ..............................       (91,931)       (94,573)
    Deferred income tax provision..........................................       132,815             --
    Provision for doubtful accounts .......................................            --          2,384
    (Gain) loss from sale or disposal of assets and broadcast properties ..         1,237        (10,512)
    Accretion on senior subordinated discount notes .......................        27,456             --
Changes in assets and liabilities:
    Decrease in restricted cash and short-term investments ................            --         13,729
    Decrease in accounts receivable .......................................         3,558          6,418
    Increase in prepaid expenses and other current assets .................          (190)          (460)
    Decrease in other assets ..............................................         3,323          1,687
    Increase in accounts payable and accrued liabilities ..................        10,531            301
    Decrease in accrued interest ..........................................        (5,952)          (984)
                                                                                ---------      ---------
         Net cash used in operating activities ............................       (51,127)       (41,833)
                                                                                ---------      ---------

Cash flows from investing activities:
    Acquisitions of broadcasting properties ...............................          (265)       (14,904)
    (Increase) decrease in short-term investments .........................        (6,047)        15,855
    Purchases of property and equipment ...................................       (26,026)       (22,654)
    Proceeds from sales of broadcast properties ...........................           650         27,122
    Proceeds from sales of property and equipment .........................            71            458
    Proceeds from insurance recoveries ....................................         1,493             --
    Other .................................................................          (571)          (433)
                                                                                ---------      ---------
         Net cash (used in) provided by investing activities ..............       (30,695)         5,444
                                                                                ---------      ---------

Cash flows from financing activities:
    Borrowings of long-term debt ..........................................       331,338        504,767
    Repayments of long-term debt ..........................................        (2,173)      (415,488)
    Preferred stock dividends paid ........................................            --         (3,783)
    Redemption of preferred stock .........................................            --        (59,102)
    Redemption of 12 1/4% exchange debentures .............................      (284,410)            --
    Payments of loan origination costs ....................................       (10,304)       (13,619)
    Debt extinguishment premium and costs .................................       (14,302)        (4,754)
    Proceeds from exercise of common stock options, net ...................         1,182          2,672
    Repayment of stock subscription notes receivable ......................            --            182
                                                                                ---------      ---------
         Net cash provided by financing activities ........................        21,331         10,875
                                                                                ---------      ---------

    Decrease in cash and cash equivalents .................................       (60,491)       (25,514)
    Cash and cash equivalents, beginning of period ........................        83,858         51,363
                                                                                ---------      ---------
    Cash and cash equivalents, end of period ..............................     $  23,367      $  25,849
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

2.   ADOPTION OF SFAS 142


     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives. No goodwill or FCC license intangible asset impairment loss was recognized upon adoption. However, because of the effect of SFAS 142 on the computation of deferred tax assets and liabilities, the Company was required to increase its deferred tax asset valuation allowance during the three and nine months ended September 30, 2002. Under SFAS 142, the Company no longer amortizes goodwill and FCC license intangibles (which the Company believes have indefinite lives). Under previous accounting standards, these assets were being amortized over 25 years. Had the Company not amortized its goodwill and indefinite lived intangibles pursuant to SFAS 142 during 2001, the Company's net loss attributable to common stockholders for the three and nine months ended September 30, 2001 would have been approximately $143.3 million, or $2.22 per share, and $260.3 million, or $4.04 per share, respectively, net of deferred taxes.


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


8.   COMPREHENSIVE LOSS

     The components of the comprehensive loss are as follows (in thousands):

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                 -------------------------        --------------------------
                                                   2002             2001             2002             2001
                                                 --------        ---------        ---------        ---------
Net loss .................................       $(43,388)       $(112,021)       $(251,384)       $(168,570)
Other comprehensive loss:
     Unrealized loss on interest rate swap         (1,026)            (841)          (2,215)            (841)
                                                 --------        ---------        ---------        ---------
Comprehensive loss .......................       $(44,414)       $(112,862)       $(253,599)       $(169,411)
                                                 ========        =========        =========        =========



9.   INCOME TAXES


     The Company has recorded a provision for income taxes based on its estimated annual income tax liability. For the three and nine months ended September 30, 2002 and 2001, the Company has recorded a valuation allowance for its deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. As previously described, upon adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes its goodwill and FCC license intangibles. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, the Company is required under FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to adopting SFAS 142, the Company considered its deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of its deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill are no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record increases in its deferred tax asset valuation allowance totaling approximately $3.5 million and $132.8 million during the three and nine months ended September 30, 2002, respectively. In addition, the Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.



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


INCOME TAXES

    As previously described, upon adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and FCC license intangibles. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, we are required under FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to the adoption of SFAS 142, we considered our deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of our deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill are no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, we were required to record increases in our deferred tax asset valuation allowance totaling approximately $3.5 million and $132.8 million during the three and nine months ended September 30, 2002, respectively. In addition, we will continue to record increases in our valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.


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

3.1.1    Certificate of Incorporation of the Company (1)

3.1.6 Certificate of Designation of the Company's 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7 Certificate of Designation of the Company's 13-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (3)

3.2      Bylaws of the Company (4)

4.6 Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 10-3/4% Senior Subordinated Notes due 2008 (5)

4.7 Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent for the Lenders and as Collateral Agent for the Secured Parties, Union Bank of California, N.A., as Syndication Agent for the Lenders, and CIBC Inc. and General Electric Capital Corporation, as Co-Documentation Agents for the Lenders (5)

4.7.1 Amendment No. 1, dated as of January 7, 2002, to the Credit Agreement, dated as of July 12, 2001, amount the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (6)

4.7.2 Amendment No. 2, dated as of June 28, 2002, to the Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (7)

4.7.3 Amendment No. 3, dated as of November 4, 2002, to the Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders

4.8 Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 12-1/4% Senior Subordinated Discount Notes due 2009 (8)


99.1 Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.


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