Form 10-K
period 2002-12-31
PAXSON COMMUNICATIONS CORP
filed 2003-03-31
CIK 923877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission File Number 1-13452

PAXSON COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	59-3212788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Clearwater Park Road, West Palm Beach, Florida (Address of principal executive offices)	33401 (Zip Code)

Registrant’s telephone number, including area code: (561) 659-4122

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange
Title of Each Class	on Which Registered

Class A Common Stock, $0.001 par value 10 3/4% Senior Subordinated Notes	American Stock Exchange American Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒       No ☐

      The aggregate market value of common stock held by non-affiliates of the registrant as of March 17, 2003 is $98,207,000 computed by reference to the closing price for such shares on the American Stock Exchange.

      The number of shares outstanding of each of the registrant’s classes of common stock, as of March 17, 2003 was: 59,261,670 shares of Class A Common Stock, $0.001 par value, and 8,311,639 shares of Class B Common Stock, $0.001 par value.

Documents Incorporated By Reference

      Parts of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 16, 2003.

PART I

Item 1. Business

General

      We are a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets our stations serve. We currently own and operate 63 full power broadcast television stations (including three stations we operate under time brokerage agreements), all of which carry PAX TV, including stations reaching all of the top 20 U.S. markets, and 41 of the top 50 U.S. markets. We operate PAX TV, a network that provides family oriented entertainment programming seven days per week between the hours of 5:00 p.m. and 11:30 p.m. (eastern standard time equivalent), Monday through Friday, and 6:00 p.m. and 11 p.m. (eastern standard time equivalent), Saturday and Sunday. PAX TV’s programming consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air. PAX TV reaches approximately 88% of prime time television households in the U.S. (approximately 94 million homes) through our broadcast television station group, and pursuant to distribution agreements with cable and satellite systems and affiliates. PAX TV reaches approximately 64% of U.S. television households through our owned and operated broadcast television station group. We have agreements with cable television system owners and satellite television providers to carry PAX TV, through which we reach an additional 17% of U.S. television households in markets not served by our owned and operated stations. We reach an additional 7% of U.S. television households through affiliation agreements with 62 independently owned PAX TV affiliated stations. We have obtained audience ratings and share, market rank and television household data set forth in this report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.

      We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

•	Network Spot Advertising. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or “upfront,” commitments to purchase advertising time which are obtained before the beginning of our PAX TV programming season. The National Broadcasting Company, Inc. (“NBC”) serves as our exclusive sales representative to sell most of our network advertising. Any remaining inventory which is not sold by NBC is sold by us as direct response advertising. Our network advertising sales represented approximately 33% of our revenue during the year ended December 31, 2002.

•	Network Long Form Paid Programming. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. Infomercials are shows produced by others, at no cost to us, principally to promote and sell products or services through viewer direct response. Our network long form paid programming represented approximately 32% of our revenue during the year ended December 31, 2002.

•	Station Advertising. We sell commercial air time to advertisers who want to reach the viewing audience in specific geographic markets in which our stations operate. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. NBC provides national advertising sales services for a majority of our stations. In markets in which our stations are operating under joint sales agreements, or JSAs, our JSA partner serves as our exclusive sales representative to sell our local station advertising. For stations for which NBC does not provide national account representation, our JSA partner’s national representation firm performs this function. Our local sales forces sell this advertising in markets without JSAs. Our station advertising sales represented approximately 35% of our revenue during the year ended December 31, 2002 (including 15% of our revenue during such year which was derived from local and national long form paid programming).

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

Business Strategy

      The principal components of our strategy are set forth below:

•	Provide Quality Family Programming. We believe there is significant demand, including from adult demographic groups which are attractive to advertisers, for quality family oriented programming which is free of excessive violence, explicit sexual themes and foul language. We are attracting viewers and establishing a nationally recognized brand by offering quality family programming. As our PAX TV brand recognition grows, we believe that PAX TV will increasingly be a “destination channel” to which viewers turn regularly for family programming. We have developed original entertainment programming for PAX TV at lower costs than those typically incurred by other broadcast networks for original entertainment programming by employing cost efficient development, financing and production techniques.

•	Benefit from a Centralized, Efficient Operating Structure. We centralize many of the functions of our owned and operated stations, including promotions, advertising, research, engineering, accounting and sales traffic. Our stations average fewer than ten employees compared to an average of 90 employees at network-affiliated stations, and an average of 60 employees at independent stations in markets of similar size to ours. We promote PAX TV and each of our television stations by utilizing a centralized advertising and promotional program. We also employ a centralized programming strategy, which we believe enables us to keep our programming costs per station significantly lower than those of comparable stations. We provide programming for all of our stations and, except for local news and syndicated programming provided by JSA partners, each station offers substantially the same programming schedule.

•	Improve Local Television Station Operations by Implementing Joint Sales Agreements. In order to improve the operations of our local stations, we have entered into JSAs with respect to 52 of our stations, including JSAs between 44 of our stations and NBC owned stations or independently owned NBC affiliated stations. Substantially all of those stations are currently operating under the terms of the JSAs. Generally, JSAs are for ten-year terms. Substantially all JSA partners have the right to terminate the JSA upon a sale by the JSA partner of its station that is the subject of the JSA. Each JSA typically provides the following:

•	The JSA partner serves as our exclusive sales representative to sell our station advertising, enabling our station to benefit from the strength of the JSA partner’s sales organization and existing advertiser relationships;

•	We integrate and co-locate many of our station operations with those of the JSA partner, reducing our costs through operating efficiencies and economies of scale, including the elimination of redundant owned and leased facilities and staffing; and

•	The JSA partner may provide local news and syndicated programming, supplementing and enhancing our station’s programming lineup.

•	Expand and Improve PAX TV Distribution. We intend to continue to expand our television distribution system through the addition of affiliated broadcast television stations and cable systems.

We intend to expand our distribution to reach as many U.S. television households as possible in a cost efficient manner. We continue to improve the channel positioning of our broadcast television stations on local cable systems across the country, as we believe the ability to view our programming on one of the lower numbered channel positions (generally below channel 21) on a cable system improves the likelihood that viewers will watch our programming.

•	Develop Our Broadcast Station Group’s Digital Television Platform. Our owned and operated station group gives us a significant platform for digital broadcasting. We are continuing the construction of our digital broadcast facilities and intend to explore the most effective use of digital broadcast technology for each of our stations. Upon completion of the construction of our digital facilities, we believe that we will be able to provide a significant broadband platform on which to broadcast digital television, including multiple additional television networks. While future applications of this technology and the time frame within which digital broadcasting will commence are uncertain, we believe that with our existing broadcast stations we are well positioned to take advantage of future digital broadcasting opportunities.

•	Continue Airing Long-Form Paid Programming. We continue to air a substantial amount of long form paid programming as we believe they provide us with a stable revenue base as we continue to develop the PAX TV network’s entertainment programming. In January 2003, we increased our inventory of air time available for long form paid programming by approximately 42% by shifting 26.5 hours per week of non-prime time PAX TV network entertainment programming to long form paid programming. We determined that we could sell this air time for long form paid programming at higher rates than the rates at which we were selling spot advertising time in these time periods. As a result of this change, we expect that the portion of our revenues which is derived from network advertising will decrease and the portion of our revenues which is derived from network and station long form paid programming will increase. This reduction in our network entertainment programming, which consisted principally of syndicated programs, will also enable us to reduce our programming costs. We expect to periodically review and adjust the amount of air time we sell for long form paid programming in order to take advantage of opportunities that may arise for us to increase our advertising revenue.

Distribution

      We distribute PAX TV through a television distribution system comprised of our owned and operated broadcast television stations, cable television systems in various markets not served by a PAX TV station, satellite television providers and independently owned PAX TV affiliated broadcast stations. According to Nielsen our programming currently reaches 88% of U.S. television households (approximately 94 million homes).

      We seek to reach as many U.S. television households as possible in a cost efficient manner. In evaluating opportunities to increase our television distribution, we consider factors such as the attractiveness of specific geographic markets and their audience demographics to potential television advertisers, the degree to which the increased distribution would improve our nationwide audience reach or upgrade our distribution in a market in which we already operate, and the effect of any changes in our distribution on our national ownership position under the Communications Act of 1934, as amended, which we refer to as the Communications Act, and the rules and regulations of the Federal Communications Commission, which we refer to as the FCC, restricting the ownership of attributable interests in television stations. We have increased the number of U.S. television households which can receive our programming by entering into agreements with cable system operators and satellite television providers under which they carry our programming on a designated channel of their cable system or satellite service.

      Our Owned and Operated Television Stations. We currently own and operate 63 full power broadcast television stations (including three stations we operate under time brokerage agreements, or TBAs), all of which carry PAX TV, including stations reaching all of the top 20 U.S. markets and 41 of the top 50 U.S. markets. Our owned and operated station group reaches approximately 64% of U.S. prime time television households, according to Nielsen. Our ownership of the stations providing most of our television distribution enables us to receive advertising revenue from each station’s entire broadcast day and to achieve operating efficiencies typically not enjoyed by network affiliated television stations. As nearly all of our owned and operated stations operate in the “ultra high frequency,” or UHF, portion of the broadcast spectrum, only half of the number of television households they reach are counted against the national ownership cap under the Communications Act. By exercising our rights under the Communications Act to require cable television system operators to carry the broadcast signals of our owned and operated stations, we reach many more television households in each station’s designated market area, or DMA, than we would if our stations were limited to transmitting their broadcast signals over the airwaves.

      We operate an additional three stations (WPXL, New Orleans; WPXX, Memphis; and WBNA, Louisville) pursuant to time brokerage agreements, or TBAs, with the station owners. Under these agreements, we provide the station with PAX TV programming and retain the advertising revenues from the sale of advertising time during PAX TV programming hours. We have options to acquire two of these stations (WPXL and WPXX) and a right of first refusal to acquire the third (WBNA). The owners of the two stations for which we have options have the right to require us to purchase these stations at any time after January 1, 2005 through December 31, 2006.

      The table below provides information about our owned and operated stations and stations we operate pursuant to TBAs. Upon completion of the pending acquisition and sale transactions noted in the table, we will own and operate 60 stations, all of which will carry PAX TV, including stations reaching all of the top 20 U.S. markets and 40 of the top 50 markets.

	Market	Station	Broadcast	Total Market TV
Market Name	Rank(1)	Call Letters	Channel	Households(2)	JSA Partner(3)

New York	1	WPXN	31	7,282,320	NBC
Los Angeles	2	KPXN	30	5,318,040	NBC
Chicago	3	WCPX	38	3,351,330	NBC
Philadelphia	4	WPPX	61	2,830,470	NBC
San Francisco	5	KKPX	65	2,436,220	NBC
Boston (3 stations)	6	WBPX	68	2,353,500	—
Dallas	7	KPXD	68	2,195,540	NBC
Washington D.C	8	WPXW	66	2,169,230	NBC
Washington D.C	8	WWPX	60	2,169,230	NBC
Atlanta	9	WPXA	14	1,971,180	Gannett Co., Inc.
Detroit	10	WPXD	31	1,899,910	—
Houston	11	KPXB	49	1,814,140	Belo Corp.
Seattle	12	KWPX	33	1,659,100	Belo Corp.
Tampa	13	WXPX	66	1,620,110	Media General, Inc.
Minneapolis	14	KPXM	41	1,594,740	Gannett Co., Inc.
Cleveland	15	WVPX	23	1,528,840	Gannett Co., Inc.
Phoenix	16	KPPX	51	1,524,130	Gannett Co., Inc.
Miami	17	WPXM	35	1,486,860	NBC
Denver	18	KPXC	59	1,366,250	Gannett Co., Inc.
Sacramento	19	KSPX	29	1,227,600	Hearst-Argyle Television, Inc.
Orlando	20	WOPX	56	1,224,470	Hearst-Argyle Television, Inc.
Portland, OR	23	KPXG	22	1,061,080	Belo Corp.
Indianapolis	25	WIPX	63	1,019,870	Dispatch Broadcast Group
Hartford	27	WHPX	26	980,410	NBC
Raleigh-Durham	29	WFPX	62	929,460	NBC
Raleigh-Durham	29	WRPX	47	929,460	NBC
Nashville	30	WNPX	28	880,670	—
Milwaukee	31	WPXE	55	860,350	Journal Broadcast Group, Inc.
Kansas City	33	KPXE	50	852,510	Scripps Howard Broadcasting Company
Salt Lake City	36	KUPX	16	769,230	—
San Antonio	37	KPXL	26	718,730	Clear Channel Broadcasting, Inc.
Grand Rapids	38	WZPX	43	713,800	LIN Television Corp.
West Palm Beach	39	WPXP	67	700,850	Scripps Howard Broadcasting Company
Birmingham	40	WPXH	44	690,030	NBC

	Market	Station	Broadcast	Total Market TV
Market Name	Rank(1)	Call Letters	Channel	Households(2)	JSA Partner(3)

Norfolk	41	WPXV	49	677,610	LIN Television Corp.
New Orleans(4)(5)	42	WPXL	49	658,830	Hearst-Argyle Television, Inc.
Memphis(4)(5)	43	WPXX	50	653,840	Raycom America, Inc.
Buffalo	44	WPXJ	51	639,190	Gannett Co., Inc.
Oklahoma City	45	KOPX	62	636,970	The New York Times Company
Greensboro	46	WGPX	16	634,140	Hearst-Argyle Television, Inc.
Providence	48	WPXQ	69	624,020	NBC
Albuquerque (6)	49	KAPX	14	620,230	Hubbard Broadcasting, Inc.
Louisville(4)(7)	50	WBNA	21	612,300	—
Jacksonville-Brunswick	51	WPXC	21	587,200	Post-Newsweek Stations, Inc.
Wilkes Barre	53	WQPX	64	580,290	The New York Times Company
Albany	55	WYPX	55	532,520	Hubbard Broadcasting, Inc.
Tulsa	60	KTPX	44	496,880	Scripps Howard Broadcasting Company
Charleston, WV	61	WLPX	29	495,320	—
Knoxville	63	WPXK	54	489,710	Raycom America, Inc.
Lexington	65	WUPX	67	454,440	—
Roanoke	67	WPXR	38	445,000	Media General, Inc.
Honolulu	71	KPXO	66	401,330	—
Des Moines	72	KFPX	39	400,830	The New York Times Company
Portland-Auburn, ME (6)	76	WMPX	23	391,930	Gannett Co., Inc.
Spokane	79	KGPX	34	381,130	KHQ, Incorporated
Syracuse	80	WSPX	56	375,880	Raycom America, Inc.
Shreveport	81	KPXJ	21	372,950	KTBS, Inc.
Cedar Rapids	88	KPXR	48	323,810	—
Greenville-N. Bern	103	WEPX	38	266,390	GOCOM Television LLC
Greenville-N. Bern	103	WPXU	35	266,390	GOCOM Television LLC
Wausau(8)	134	WTPX	46	175,790	—
St. Croix (6)	—	WPXO	15	—	Alpha Broadcasting Corporation

(1)	Market rank is based on the number of television households in the television market or Designated Market Area, or “DMA,” as used by Nielsen, effective as of September 2002.

(2)	Refers to the number of television households in the DMA as estimated by Nielsen, effective as of September 2002.

(3)	Indicates the company with which we have entered into a JSA for the station.

(4)	Station is independently owned and is operated by us under a time brokerage agreement.

(5)	We have the option to acquire the station and the current owner has the right to require us to purchase the station at anytime after January 1, 2005 through December 31, 2006.

(6)	Station is subject to a pending sale transaction.

(7)	We have a right of first refusal to acquire the station.

(8)	The station has been constructed but is currently off the air.

     Cable and Satellite Distribution. In order to increase the distribution of our programming, we have entered into carriage agreements with the nation’s largest cable multiple system operators, as well as with other cable system operators and satellite television providers. These cable and satellite system operators carry our programming on a designated channel of their service. These carriage agreements enable us to reach television households in markets not served by our owned or affiliated stations. Our carriage agreements with cable system operators generally require us to pay an amount based upon the number of additional television households reached. Our carriage agreements with satellite television providers allow the satellite provider to sell and retain the advertising revenue from a portion of the non-network advertising time during PAX TV programming hours. Some of our carriage agreements with cable operators also provide this form of compensation to the cable operator. We do not pay compensation for reaching households in DMAs already served by our broadcast stations, even though the cable operator may provide our programming to these households because we have exercised our “must carry” rights under the Communications Act. We believe that the ability to view our programming on one of the lower numbered channel positions (generally below channel 21) on a cable system improves the likelihood that viewers will watch our programming, and we have successfully negotiated favorable channel positions with most of the cable system operators and satellite television providers with whom we have carriage agreements. Through cable and satellite distribution, we reach approximately 17% of U.S. prime time television households in DMAs not already served by a PAX TV station.

      Our PAX TV Affiliated Stations. To increase the distribution of PAX TV, we have entered into affiliation agreements with stations in markets where we do not otherwise own or operate a broadcast station. These stations include full power and low power television stations. Each affiliation agreement gives the particular station the right to broadcast PAX TV programming, or portions of it, in the station’s market. Although the majority of the affiliation agreements provide for the distribution of PAX TV prime time programming, some affiliates do not carry all of our PAX TV programming. In addition, some affiliates do not air PAX TV programming in the exact time patterns that the programming is broadcast on our network because of issues related to their specific markets. Our affiliation agreements provide us with additional distribution of our PAX TV programming without the expense of acquiring a station or paying compensation to cable system operators in the markets reached. Under our affiliation agreements, we are not required to pay cash compensation to the affiliate, and the affiliate is entitled to sell and retain the revenue from all or a portion of the non-network advertising time during the PAX TV programming hours. We have affiliation agreements with respect to 62 television stations which reach approximately 7% of U.S. prime time television households.

Programming

      During our PAX TV network hours, which are between 5:00 p.m. and 11:30 p.m., Monday through Friday, and 6:00 p.m. and 11 p.m., Saturday and Sunday, we offer family entertainment programs that are free of excessive violence, explicit sexual themes and foul language. We produce original shows to air during PAX TV’s prime time hours. The balance of our PAX TV lineup consists of syndicated programs and a limited amount of entertainment and sports programming on a market-by-market basis. Since our launch, we have sought to develop our original PAX TV programming, as our operating experience with PAX TV has shown that quality original programs can generate higher ratings and deliver a greater return to us, in terms of advertising revenues, than syndicated programs of comparable cost. We are concentrating our programming efforts on creating and promoting existing and new original shows to air during PAX TV’s prime time hours.

      We have developed original entertainment programming for PAX TV at lower costs than those typically incurred by other broadcast networks for original entertainment programming. We have done this by employing cost efficient development and production techniques, such as the development of program concepts without the use of pilots, and by entering into production arrangements with foreign production companies through which we are able to share production costs, gain access to lower cost production labor and participate in tax incentives. In addition, we generally pre-sell the foreign and other distribution rights to our original PAX TV programming and thereby are able to recover a significant portion of the program’s production costs, while retaining all of the domestic exploitation rights. Our agreements for syndicated programming generally entitle us to exclusive nationwide distribution rights over our entire television distribution system for a fixed cost, without regard to the number of households that receive our programming. As our syndicated programming licenses expire, we are replacing that programming with less costly original programming.

      During non-network hours, our stations broadcast long form paid programming, consisting primarily of infomercials, which are shows produced at no cost to us to market and sell products and services through viewer direct response, and paid religious programming. Pursuant to an agreement with The Christian Network, Inc., or CNI, our broadcast stations carry CNI’s programming between the hours of 1:00 a.m. and 6:00 a.m., seven days per week. For additional details on our relationship with CNI, see “Certain Relationships and Related Transactions.”

      Under many of our JSAs, the JSA partner provides our station with late evening local news broadcasts, which we believe enhances our station’s appeal to viewers and advertisers. This news programming may be a rebroadcast of the JSA partner’s news in a different time slot or a news broadcast produced for PAX TV.

Ratings

      The advertising revenues from our PAX TV operations are largely dependent upon the popularity of our programming, in terms of audience ratings, and the attractiveness of our PAX TV viewing audience to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Nielsen, one of the leading providers of national audience measuring services, has grouped all television stations in the country into approximately 210 DMAs that are ranked in size according to the number of television households, and periodically publishes data on estimated audiences for the television stations in the various DMAs. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station’s “Rating”) and of the percentage of the audience actually watching television (the station’s “Share”). Nielsen provides this data on the basis of total television households and selected demographic groupings in the DMA.

      Some viewer demographic groups are more attractive to advertisers than others, such as adults of working age who typically have greater purchasing power than other viewer demographic groups. Many products and services are targeted to consumers with specific demographic characteristics, and a viewer demographic group containing a concentration of these types of consumers generally will be more attractive to advertisers. Based on our experiences with PAX TV, advertisers often will pay higher rates to advertise during programming that reaches demographic groups that are targeted by that advertiser. In general, we believe that advertisers for many products and services consider adults from ages 25-54 to be one of the most desirable viewer demographic groups. A significant component of our original programming strategy is to develop and air programming that will increase PAX TV’s ratings among the demographic groups that are most attractive to advertisers.

Advertising

      We offer advertisers the opportunity to reach PAX TV’s nationwide viewing audience with a single commercial, which we refer to as network advertising, and to target specific geographical markets airing our programming, which we refer to as local and national advertising.

      We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or “upfront,” commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. NBC serves as our exclusive sales representative to sell most of our network advertising. Network advertising represented approximately 33% of our revenue during the year ended December 31, 2002. The central programming signal through which we supply PAX TV and other programming to our stations and to cable and satellite viewers includes advertising, generally of a direct response nature, which reaches our cable and satellite viewers (during both PAX TV and other viewing hours) in markets not served by our stations during time that is otherwise allocated to station spot advertising, and which reaches viewers in local markets during unsold station spot advertising time. We include the revenue from this advertising in our network advertising revenues.

      We also sell commercial air time to local and national advertisers who want to reach our viewing audience in specific geographic markets in which we operate. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. NBC provides national advertising sales services for a majority of our stations. In markets in which our stations are operating under JSAs, our JSA partner serves as our exclusive sales representative to sell our local station advertising. For stations for which NBC does not provide national account representation, our JSA partner performs this function. Our local sales force sells this advertising in markets without JSAs. Our station spot advertising represented approximately 35% of our revenue during the year ended December 31, 2002 (including 15% of our revenue during such year which was derived from local and national long form paid programming).

      Our advertising rates are typically negotiated and based upon:

•	economic and market conditions;

•	the size of the market in which a station operates;

•	the ratings of the show during which the advertising will appear;

•	the number of advertisers competing for a time slot; and

•	the demographic composition of the market served by the station.

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

      Series B Preferred Stock. Under the investment agreement, a wholly-owned subsidiary of NBC acquired $415 million aggregate liquidation preference of our Series B preferred stock. This security accrues cumulative dividends at an annual rate of 8% and is convertible, subject to adjustment under the terms of the Series B preferred stock, into 31,896,032 shares of our Class A common stock at an initial conversion price of $13.01 per share ($16.44 per share as of December 31, 2002). The Series B preferred stock is exchangeable at the option of the holder at any time, subject to various conditions, into our 8% exchange debentures.

      On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock will be adjusted to a market rate determined by a nationally recognized independent investment banking firm chosen by the Company.

      Warrant A and Warrant B. A wholly-owned subsidiary of NBC also acquired a warrant (“Warrant A”) to purchase up to 13,065,507 shares of Class A common stock at an exercise price of $12.60 per share, and a warrant (“Warrant B”) to purchase up to 18,966,620 shares of Class A common stock at an exercise price equal to the average of the closing sale prices of the Class A common stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date, provided that the average price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price. The warrants are exercisable until September 2009, subject to various conditions and limitations. In addition:

•	Warrant B may not be exercised before the exercise in full of Warrant A; and

•	Warrant B may not be exercised to the extent that, after giving effect to the exercise, Mr. Paxson would no longer constitute our “single majority stockholder” unless Warrant B is exercised in full and at the same time NBC exercises its right to purchase all the shares of our Class B common stock held by Mr. Paxson.

      Right to Purchase Class B Common Stock. Concurrently with entering into the Investment Agreement and issuing the Series B preferred stock and Warrants A and B to subsidiaries of NBC, a wholly-owned subsidiary of NBC entered into an agreement with Mr. Paxson and entities controlled by Mr. Paxson, under which the NBC subsidiary was granted the right to purchase all, but not less than all, of the 8,311,639 shares of our Class B common stock beneficially owned by Mr. Paxson. This right is exercisable through September 15, 2009, and may not be exercised before the exercise in full of Warrant A and Warrant B.

      These shares of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders and are convertible into an equal number of shares of Class A common stock. The purchase price per share of Class B common stock is equal to the higher of:

•	the average of the closing sale prices of the Class A common stock for the 45 consecutive trading days ending on the trading day immediately preceding the exercise of NBC’s call right, provided that the average price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale prices; and

•	$20.00 per share.

      The owners of the shares that are subject to the call right have agreed not to transfer those shares before September 15, 2005, and not to convert those shares into any of our other securities, including shares of Class A common stock. NBC’s exercise of the call right is subject to compliance with applicable provisions of the Communications Act and the rules and regulations of the FCC.

      Optional Redemption by NBC. NBC has the right, at any time that the FCC renders a final decision that NBC’s investment in us is “attributable” to NBC (as that term is defined under applicable rules of the FCC), or for a period of 60 days beginning on September 15, 2002, and on each September 15 thereafter, to demand that we redeem, or arrange for a third party to acquire, any shares of our Series B preferred stock then held by NBC (an “Involuntary Redemption”) at an amount equal to the liquidation preference of $10,000 per share plus accrued and unpaid dividends (approximately $12,633 per share at December 31, 2002). With respect to the period that began on September 15, 2002, we have agreed with NBC to extend the duration of this period until April 4, 2003. If NBC exercises this right, we will have up to one year to consummate the redemption. If at any time during the one year redemption period, the terms of our outstanding debt and preferred stock do not prohibit the redemption and we have sufficient funds on hand to consummate the redemption, we must consummate the redemption at that time. NBC may not exercise Warrant A, Warrant B or its right to purchase shares of Class B common stock beneficially owned by Mr. Paxson during the one year redemption period.

      Should we fail to effect an Involuntary Redemption within one year after NBC has exercised its right to demand that we redeem its securities, NBC will again be permitted to exercise Warrant A and Warrant B and its right to acquire Mr. Paxson’s Class B common stock, and generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, the contractual rights described below, and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson’s Class B common stock shall expire, to the extent unexercised, 30 days after any such transfer. If NBC transfers any of our securities or its right to acquire Mr. Paxson’s Class B common stock, the transferee will remain subject to the terms and conditions of such securities, including those limitations on exercise described above.

      Default Redemption by NBC. NBC also has the right to require that we redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default (a “Default Redemption”). If NBC exercises this right, we will have up to 180 days to consummate the redemption. If at any time during the 180 day redemption period, the terms of our outstanding debt and preferred stock do not prohibit the redemption and we have sufficient funds on hand to consummate the redemption, we must consummate the redemption at that time. NBC may not exercise Warrant A, Warrant B or its right to purchase shares of Class B common stock beneficially owned by Mr. Paxson during the 180 day redemption period.

      Should we fail to effect a Default Redemption within 180 days after NBC has exercised its right to require us to redeem its securities, NBC will have 180 days within which to exercise Warrant A and Warrant B and its right to acquire Mr. Paxson’s Class B common stock, and generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, the contractual rights described below, and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson’s Class B common stock shall expire, to the extent unexercised, 30 days after any such transfer. If NBC does not effect any of these transactions within the 180 day period, we will have the right, for 30 days, to redeem NBC’s securities. If we do not effect a redemption during this period, NBC will have the right to require us to effect, at our option, either a public sale or a liquidation of our company and may participate as a bidder in any such transaction. If the highest bid in any public sale of our company would be insufficient to pay NBC the redemption price of its securities, NBC will have a right of first refusal to purchase our company for the highest bid amount. NBC will not be permitted to exercise Warrant A, Warrant B or its right to acquire Mr. Paxson’s Class B common stock during the public sale or liquidation process.

      Inability to Effect a Redemption Requested by NBC. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. Were NBC to exercise its right to demand that we redeem its Series B preferred stock, in order to be able to do so we would need not only to raise sufficient cash to fund payment of the redemption price, but also to obtain the consents of the holders of our outstanding debt and preferred stock or repay, redeem or refinance these securities in a manner that obviated the need to obtain the consents of the holders. Alternatively, we would need to identify a third party willing to purchase NBC’s Series B preferred stock directly from NBC or to enter into a merger, acquisition or other transaction with us as a result of which NBC’s Series B preferred stock would be redeemed or acquired at the stated redemption price.

      Optional Redemption by the Company. Beginning on September 15, 2004, we have the right, at any time, to redeem any or all of our outstanding Series B preferred stock at a redemption price per share equal to the higher of (i) the liquidation preference of $10,000 per share plus accrued and unpaid dividends, and (ii) the product of 80% of the average of the closing sale prices of the Class A common stock for the ten consecutive trading days ending on the trading day immediately preceding our notice to NBC exercising the optional redemption, and the number of shares of Class A common stock into which a share of Series B preferred stock is convertible (approximately 768.58 shares of Class A common stock as of December 31, 2002).

      If we elect to redeem a portion of our outstanding Series B preferred stock, we are required to declare and pay, in full, all of the accumulated and unpaid dividends on the Series B preferred stock. As of December 31, 2002, accumulated and unpaid dividends on the Series B preferred stock aggregated approximately $109.3 million.

      Consent Rights. The investment agreement also provides that we must obtain the consent of NBC for various actions, including:

•	approval of annual budgets;

•	expenditures materially in excess of budgeted amounts;

•	material acquisitions of programming;

•	material amendments to our certificate of incorporation or bylaws;

•	material asset sales or purchases, including, in some cases, sales of our television stations;

•	business combinations where we would not be the surviving corporation or as a result of which we would experience a change of control;

•	issuances or sales of any capital stock, with some exceptions;

•	stock splits or recombinations;

•	any increase in the size of our board of directors other than any increase resulting from provisions of our outstanding preferred stock of up to two additional directors; and

•	joint sales, joint services, time brokerage, local marketing or similar agreements as a result of which our stations with national household coverage of 20% or more would be subject to those agreements.

      Miscellaneous Rights. In connection with its investment in us, we also granted NBC various rights with respect to our broadcast television operations, including:

•	the right to require the conversion of our television stations to NBC network affiliates, subject to various conditions;

•	a right of first refusal on proposed sales of television stations; and

•	the right to require our television stations to carry NBC network programming that is preempted by NBC network affiliates.

      Stockholders Agreement. We also entered into a stockholders agreement with NBC, Mr. Paxson and entities controlled by Mr. Paxson under which we are permitted (but not required) to nominate persons named by NBC for election to our board of directors upon request by NBC if NBC determines that its nominees are permitted under the Communications Act and FCC rules to serve on our board. Mr. Paxson and his affiliates agreed to vote their shares of common stock in favor of the election of those persons as our directors. As part of the outcome of the proceedings that we initiated, which are described below, the FCC determined in 2002 that any NBC nominated director must not be an NBC employee and must be a person who would reasonably be expected to act independently on all matters. The stockholders agreement further provides that we will not, without the prior written consent of NBC, enter into certain agreements or adopt certain plans which would be breached or violated upon the acquisition of our securities by NBC or its affiliates or would otherwise restrict or impede the ability of NBC or its affiliates to acquire additional shares of our capital stock.

      Registration Rights. We also granted NBC demand and piggyback registration rights with respect to the shares of Class A common stock issuable upon:

•	conversion of the Series B preferred stock;

•	conversion of the debentures for which the Series B preferred stock is exchangeable;

•	exercise of the warrants; or

•	conversion of the Class B common stock.

      Operational Arrangements. In connection with these transactions, we entered into a number of business arrangements with NBC. As part of these arrangements and our relationship with NBC:

•	NBC provides network advertising sales, marketing and network research services for PAX TV;

•	NBC provides national advertising sales services for a majority of our stations;

•	NBC provides some of its programming, including movies and sporting events, for broadcast on PAX TV; and

•	we have entered into JSAs with NBC with respect to 14 of our stations serving 12 markets also served by an NBC owned and operated station, and with 30 independently owned NBC affiliated stations serving our markets. Under the JSAs, the NBC stations sell all non-network advertising of our stations and receive commission compensation for those sales, and each of our stations may carry one hour per day of NBC syndicated programming, subject to compliance with our family programming content standards.

      Arbitration and FCC Proceedings. In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC breached its agreements with us and breached its fiduciary duty to us and to our shareholders. We asserted that NBC’s proposed acquisition of Telemundo Communications Group, Inc. (“Telemundo Group”) (which was completed in April 2002) violates the terms of the agreements governing the investment and partnership between us and NBC. In September 2002, the arbitrator ruled against us on all of our claims, denying us any of the relief we had sought with respect to what we believed to be NBC’s wrongful actions. Accordingly, the provisions of our agreements with NBC remain in effect without change.

      We also made two filings with the FCC, one of which requested a declaratory ruling as to whether conduct by NBC, including NBC’s influence and apparent control over certain members of our board of directors selected by NBC (all of whom have since resigned from our board), caused NBC to have an attributable interest in us in violation of FCC rules or infringed upon our rights as an FCC license holder. The second FCC filing sought to deny FCC approval of NBC’s acquisition of the Telemundo Group’s television stations. In an opinion and order adopted April 9, 2002, the FCC granted approval of NBC’s applications for consent to the transfer to NBC of control of the Telemundo Group television stations, denied our petition to deny these applications, and granted in part and denied in part our request for a declaratory ruling. The FCC found that the placement of NBC employees on our board and the subsequent actions of these persons in their capacity as our directors, including a finding that one such director was protecting NBC’s interests and not acting as an independent member of our board, resulted in NBC having an attributable interest in us in violation of the FCC’s multiple ownership rules. The FCC determined that admonishment was the appropriate remedy and further inquiry was not necessary. The FCC further indicated that should NBC choose to exercise its rights to nominate new members of our board of directors, the FCC would require that such persons not be NBC employees or agents but persons who would reasonably be expected to act independently in all future matters concerning our company.

      As NBC has consummated the acquisition of the Telemundo Group, it is highly unlikely that NBC would be able to acquire control of our company under the terms of our existing agreements. At the same time, NBC retains its investment in us and its ability to exercise a significant influence over our operations.

Exploration of Strategic Alternatives

      We believe that absent significant improvement in our ratings and revenues, our business operations are unlikely to provide sufficient cash flow to support our debt service and preferred stock dividend requirements. We have engaged the firm of Bear Stearns & Co. Inc. to act as our financial advisor to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. These strategic alternatives may include the sale of all or part of our assets to a third party, locating a strategic partner for our company who would provide the financial resources to enable us to restructure our debt and preferred stock, or finding a third party to purchase the equity of our company.

Competition

      We compete for audience and advertisers and our television stations are located in highly competitive markets and face strong competition on all levels.

      Audience. Television stations compete for audience share principally on the basis of program popularity, which has a direct effect on advertising rates. Our PAX TV programming competes for audience share in all of our markets with the programming offered by other broadcast networks, and competes for audience share in our stations’ respective market areas with the programming offered by non-network affiliated television stations. Our other programming also competes for audience share in our stations’ respective market areas principally with the non-network programming offered by other television stations. We believe our stations also compete for audience share in their respective markets on the basis of their channel positions on the cable systems which carry our programming, and that the ability to view our programming on the lower numbered channel positions (generally below channel 21) generally improves the likelihood that viewers will watch our programming.

      Our stations also compete for audience share with other forms of entertainment programming, including home entertainment systems and direct broadcasting satellite video distribution services which transmit programming directly to homes equipped with special receiving antennas and tuners. Further advances in technology may increase competition for household audiences.

      Advertising. Television broadcast advertising rates are typically negotiated and based upon:

•	economic and market conditions;

•	the size of the market in which the station operates;

•	a program’s popularity among the viewers that an advertiser wishes to attract;

•	the number of advertisers competing for the available time;

•	the demographic makeup of the market served by the station;

•	the availability of alternative advertising media in the market area; and

•	development of projects, features and programs that tie advertiser messages to programming.

      PAX TV competes for advertising revenues principally with other broadcast and cable television networks and to some degree with other nationally distributed advertising media, such as print publications. During the annual “up front” process, broadcast networks seek to obtain advance commitments from advertisers to purchase network commercial air time, and competition occurs principally on the basis of the advertisers’ perception of the anticipated popularity (i.e., ratings) of a network’s programming for the upcoming broadcast season and the demographic groups to which the programming is expected to appeal.

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

      License Issuance and Renewal. The Communications Act provides that a broadcast station license may be granted to an applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Television broadcast licenses generally are granted and renewed for a period of eight years. Interested parties including members of the public may file petitions to deny a license renewal application but competing applications for the license will not be accepted unless the current licensee’s renewal application is denied. The FCC is required to grant a license renewal application if it finds that the licensee (1) has served the public interest, convenience and necessity; (2) has committed no serious violations of the Communications Act or the FCC’s rules; and (3) has committed no other violations of the Communications Act or the FCC’s rules which would constitute a pattern of abuse. Our licenses are subject to renewal at various times between 2004 and 2007.

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

      The FCC’s multiple ownership rules may limit the acquisitions and investments that we may make or the investments that others may make in us. The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association or entity. In the case of corporations holding or controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote five percent or more of the corporation’s stock are generally attributable. The FCC treats all partnership and limited liability company interests as attributable, except for those interests that are insulated under FCC rules and policies. For insurance companies, certain regulated investment companies and bank trust departments that hold stock for investment purposes only, stock interests become attributable with the ownership of 20% or more of the voting stock of the corporation holding or controlling broadcast licenses.

      Under the FCC’s “single majority shareholder” exception, the FCC generally does not treat any minority voting shareholder as attributable if one person or entity (such as Mr. Paxson in the case of our company) holds more than 50% of the combined voting power of the common stock of a company holding or controlling broadcast licenses. The FCC currently is considering whether to retain, modify, or eliminate this exception in a pending rulemaking proceeding. We cannot predict at this time the rules that the FCC may adopt or how the new rules might affect the single majority shareholder exception as it applies to the ownership of television stations.

      The FCC treats as attributable debt and equity interests that, when combined, exceed 33% of a station licensee’s total assets, which is defined as the total amount of debt and equity capital, if the party holding the equity and debt interests (1) supplies more than 15% of the station’s total weekly programming or (2) has an attributable interest in another media entity, whether television, radio or newspaper, in the same market. Non-voting equity, loans, and insulated interests count toward the 33% equity/debt threshold. Non-conforming interests acquired before November 7, 1996, are permanently grandfathered for purposes of the equity/debt rules and thus do not constitute attributable ownership interests.

      Television National Ownership Rule. Under FCC rules, no individual or entity may have an attributable interest in television stations reaching more than 35% of the national television viewing audience. The FCC applies a 50% discount for purposes of calculating a UHF station’s audience reach. If a broadcast licensee has an attributable interest in a second television station in any of its markets, the audience for that market will not be counted twice for the purposes of determining compliance with the national cap. The constitutionality of the television national ownership rule was challenged in federal court. In February 2002, the U.S. Court of Appeals for the District of Columbia Circuit held that the reasons the FCC gave for deciding not to repeal or modify its national television ownership cap rule as part of its biennial review of its broadcast ownership rules were inadequate and that the FCC’s decision to retain the national television ownership rule intact was not in compliance with a provision of the Communications Act that requires the FCC to review its rules every two years and to repeal or modify any that are no longer in the public interest. The court did not find the rule to be unconstitutional, but it instructed the FCC, on remand, to evaluate the 35% cap in light of the requirements of the Communications Act.

      Television Duopoly Rule. The FCC’s television duopoly rule permits a party to own two television stations without regard to signal contour overlap if each station is located in a separate designated market area, or DMA. A party may own two television stations in the same DMA so long as (1) at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and (2) at least one of the two stations is not among the four top-ranked stations in the market based on audience share. Without regard to the number of independently owned television stations or “media voices”, the FCC permits television duopolies within the same DMA so long as the stations’ Grade B service contours do not overlap. Satellite stations that are authorized to rebroadcast the programming of a “parent” station located in the same DMA are also exempt from the duopoly rule. On April 2, 2002, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decision establishing an eight “media voice” standard for same-market television duopolies. The court remanded the proceeding to the FCC to consider whether it should include in its definition of “media voices” other media (i.e., newspapers, radio, and cable). The court also suggested that, on remand, the FCC may decide to adjust the numerical limit of eight.

      Television Time Brokerage and Joint Sales Agreements. Over the past few years, a number of television stations, including certain of our television stations, have entered into agreements commonly referred to as time brokerage agreements and joint sales agreements. Under these agreements, separately owned and licensed stations agree to function cooperatively subject to the requirements of antitrust laws and compliance with the FCC’s rules and policies, including the requirement that each party maintain independent control over the programming and operations of its own station. The FCC’s attribution and television duopoly rules apply to time brokerage agreements in which one station brokers more than 15% of the broadcast time per week of another station in the same DMA with an overlapping Grade B contour. Time brokerage agreements that were in effect on August 5, 1999, are exempt from the television duopoly rule for a limited period of time of either two or five years, depending on the date of the time brokerage agreement.

      Alien Ownership. Under the Communications Act, no FCC broadcast license may be held by a corporation of which more than one-fifth of its capital stock is owned or voted by aliens or their representatives or by a foreign government or its representative, or by any corporation organized under the laws of a foreign country (collectively “Aliens”). Furthermore, the Communications Act provides that no FCC broadcast license may be granted to any corporation controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Aliens if the FCC should find that the public interest would be served by the refusal of the license.

      Cross Ownership Rules. The FCC’s rules prohibit a party from holding attributable interests in a daily English-language newspaper serving the same market as either a television or radio station. The FCC rules also limit the number of commonly owned radio and television stations in the same market depending upon the number of independently owned media voices in that market. The FCC has initiated a rulemaking proceeding in which it is evaluating whether to retain, modify, or eliminate these cross-ownership rules. We are unable to predict the outcome of the foregoing or the effect, if any, that changes might have upon our business.

      Dual Network Rule. FCC rules permit the combination of television broadcast networks, except for a combination of any two of the four major networks (ABC, CBS, Fox or NBC). The FCC currently is considering whether to retain, modify, or eliminate this rule in a pending rulemaking proceeding. We cannot predict at this time the rules that the FCC may adopt.

      Pending Review of Broadcast Ownership Rules. The Communications Act requires the FCC to undertake a biennial review of its broadcast ownership rules. In light of that requirement and recent decisions of the U.S. Court of Appeals for the District of Columbia Circuit involving the FCC’s broadcast ownership rules, the FCC on September 23, 2002, launched an “omnibus” rulemaking proceeding in which it is examining all of its broadcast ownership rules. The rulemaking directly examines four rules: the local television duopoly rule, the radio/television cross-ownership rule, the 35% percent national television audience cap, and the dual network rule. The proceeding also incorporates the FCC’s pending rulemakings on the newspaper/broadcast cross-ownership rule and the local radio ownership limits.

      The FCC’s Chairman has pledged to conclude the omnibus proceeding in the spring of 2003. Our broadcast operations on both a local and national level and the level of competition we face will continue to be subject to the FCC’s ownership rules and any changes that may be adopted. We cannot predict the ultimate outcome of the FCC’s omnibus proceeding or the effect of these or other regulatory changes on our business operations.

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

      The FCC’s rules limit the amount of advertising in television programming designed for children 12 years of age and under. The FCC also effectively requires that television broadcast stations air specified amounts of programming during specified time periods that serve the educational and informational needs of children 16 years of age and under.

      The Communications Act and FCC rules also regulate the broadcasting of political advertisements by television stations. Stations must provide “reasonable access” for the purchase of time by legally qualified candidates for federal office and “equal opportunities” for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office. Before primary and general elections, legally qualified candidates for elective office may be charged no more than the station’s “lowest unit charge” for the same class of advertisement, length of advertisement and daypart.

      In March 2002, the U.S. Congress enacted the so-called McCain-Feingold campaign finance bill, which modifies the regulation of certain aspects of political campaign fundraising and expenditures, and imposes new restrictions on the broadcast of “issue advertisements.” An expedited review of the law’s constitutionality remains pending. In addition, the U.S. Congress previously has considered and may in the future consider amending the political advertising law by changing the statutory definition of “lowest unit charge” in a manner which would require television stations to sell time to federal political candidates at lower rates. We are unable to predict whether the McCain-Feingold law will be upheld, whether additional changes to the political broadcasting laws will be enacted, or what effect, if any, these changes might have upon our business.

      Equal Employment Opportunity Requirements. In early 2000, the FCC adopted revised rules requiring broadcast licensees to develop and implement programs designed to promote equal employment opportunities and submit reports on these matters to the FCC. The U.S. Court of Appeals for the District of Columbia Circuit struck down the recruitment, outreach and reporting portions of these rules as unconstitutional, although the general prohibition against discrimination in employment remains in effect. The FCC in 2002 adopted a new set of requirements that became effective on March 10, 2003. Under the new rules, all broadcast station employment units with five or more full-time employees must comply with certain general and specific recruitment, outreach, and reporting requirements. All broadcast licensees must refrain from engaging in employment discrimination based on race, color, religion, national origin or sex (with a limited exception for religious broadcasters). The FCC is considering applying these rules to part-time positions.

      Cable “Must Carry”/Retransmission Consent Regulations. Under the Communications Act, every local commercial television broadcast station must elect once every three years to require a cable system to carry the station subject to certain exceptions, or to negotiate for retransmission consent to carry the station. A station’s “must carry” rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on the station, and the quality of the station’s signal at the cable system’s headend. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the cable system consent to retransmit the broadcast signal for a fee or other consideration. Our television stations have generally elected the “must carry” alternative. Our elections of retransmission or “must carry” status will continue until the next election period, which commences on January 1, 2006.

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

      Under retransmission consent agreements, some of our television stations are also carried as distant signals on cable systems that are located outside of those stations’ markets. Cable systems generally must remit a compulsory license royalty fee to the United States Copyright Office to carry television stations in distant markets. We have filed a request with the Copyright Office to change our stations’ status under the compulsory license from “independent” to “network” signals. If the Copyright Office grants our request, certain cable systems may transmit our stations at reduced royalty rates. We cannot determine when the Copyright Office will act on this request, or whether we will receive a favorable ruling.

      Satellite Carriage of Television Broadcast Signals. Under the Satellite Home Viewer Improvement Act of 1999, which we refer to as SHVIA, a satellite carrier must obtain retransmission consent before carrying a television station, and beginning January 1, 2002, a satellite carrier delivering the signal of any local television station is required to carry all television stations licensed to the carried station’s DMA. The FCC rules implementing SHVIA are similar to the must-carry and retransmission consent rules that apply to cable television systems. The satellite industry challenged SHVIA’s must-carry provisions, primarily claiming a violation of satellite operators’ right to freedom of speech. In December 2001, the U.S. Court of Appeals for the Fourth Circuit dismissed the challenge, and the U.S. Supreme Court denied certiorari in June 2002. Our PAX TV signal currently is carried on satellite systems under agreements we negotiated with the satellite television providers, which allow the satellite provider to sell and retain the advertising revenues from a portion of the non-network advertising time during PAX TV programming hours and which require the carriage of some of our television stations in certain circumstances.

      Digital Television Service. The FCC has adopted rules for the implementation of DTV service, a technology which is intended to improve the quality of television broadcast signals. The FCC allotted a second channel for DTV operations to each broadcaster who held a license or a construction permit for a full service television station on April 3, 1997. Each such licensee and permittee must return one of its two channels at the end of the DTV transition period currently scheduled to end on December 31, 2006. The transition period could be extended in certain areas depending generally on the level of DTV market penetration or if the FCC or Congress changes the schedule. Except for certain stations operating analog facilities in the 700 MHz spectrum band that have been allotted a digital channel in the 700 MHz spectrum band, the FCC has established a schedule by which broadcasters must begin DTV service absent extenuating circumstances that may affect individual stations.

      In November 2001, the FCC modified its digital television transition rules to provide that a station would be in compliance with its build-out requirement, without constructing the full authorized facilities, so long as, by May 1, 2002, it constructed digital facilities capable of serving its community of license with a signal of requisite strength. The date by which digital facilities replicating a station’s analog service area must be constructed will be set by the FCC at a later date. The FCC, by order released September 17, 2001, authorized analog stations operating in the 700 MHz spectrum band that have entered into voluntary agreements with future users of the 700 MHz spectrum resulting in the surrender of the analog 700 MHz channel to continue broadcasting their analog signal on the channel assigned for digital service and to delay the institution of digital service until December 31, 2005, or later than December 31, 2005 if it can be demonstrated that less than 70% of the television households in the station’s market are capable of receiving digital broadcast signals. Broadcasters given a digital channel allocation within the 700 MHz band may forego the use of that channel for digital service until December 31, 2005, or later than December 31, 2005, if it can be demonstrated that less than 70% of the television households in the station’s market are capable of receiving digital broadcast signals. Broadcasters left with a single-channel allotment as a result of clearing the 700 MHz spectrum band will retain the interference protection associated with their digital television channel allotment for a period of 31 months after beginning to transmit in digital.

      The FCC has adopted rules permitting DTV licensees to offer “ancillary or supplementary services” on their DTV channels, so long as such services are consistent with the FCC’s DTV standards, do not derogate required DTV services, and are regulated in the same manner as similar non-DTV services. The FCC’s rules require that DTV licensees pay a fee (based on revenues) for any subscription-based services that are provided.

      The FCC has commenced a proceeding to consider additional public interest obligations for television stations as they transition to digital broadcast television operation. The FCC is considering various proposals that would require DTV stations to use digital technology to increase program diversity, political discourse, access for disabled viewers and emergency warnings and relief. If these proposals are adopted, our stations may be required to increase their current level of public interest programming, which generally does not generate as much revenue from commercial advertisers.

      Class A Television. In November 1999, Congress passed the Community Broadcasters Protection Act of 1999, which directs the FCC to award a new Class A status to qualifying low power television stations. This new status provides eligible low power television stations with a measure of interference protection against full power and other low power television stations. The protected status of Class A stations could limit our ability to modify our television facilities in the future and could affect any pending applications for new or modified facilities to the extent that changes proposed by us would create interference to qualifying Class A stations. Class A stations will not be protected from interference from DTV stations proposing to maximize their DTV service, provided the DTV stations notified the FCC of their intent to maximize facilities no later than December 31, 1999, and filed a maximization application by May 1, 2000.

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

Employees

      As of December 31, 2002, we had 488 full-time employees and 42 part-time employees. None of our employees are represented by labor unions. We consider our relations with our employees to be good.

Seasonality

      Seasonal revenue fluctuations are common within the television broadcasting industry and result primarily from fluctuations in advertising expenditures. We believe that generally television advertisers spend relatively more for commercial advertising time in the second and fourth calendar quarters and spend relatively less during the first calendar quarter of each year.

Trademarks and Service Marks

      We have 20 registered trademarks and service marks (17 in the United States and 3 in Mexico) and pending applications for registration of another 63 trademarks and service marks (43 in the United States, 3 in Canada, 15 in Mexico and 2 in the European Union). We do not own any patents or have any pending patent applications.

Available Information

      Our internet website address is “www.pax.tv”. We make available free of charge through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Prior to March 3, 2003, we made these reports and amendments available through a third party provider which, under certain circumstances, charged a fee for access to those reports and amendments.

Forward-Looking Statements and Associated Risks and Uncertainties

      This Report contains “forward-looking statements” that reflect our current views with respect to future events. All statements in this Report other than those that are simply statements of historical facts are generally forward-looking statements. These statements are based on our current assumptions and analysis, which we believe to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from our expectations. All forward-looking statements in this Report are made only as of the date of this Report, and we do not undertake to update these forward-looking statements, even though circumstances may change in the future.

      Among the significant risks and uncertainties which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition are those described below.

High Level of Indebtedness; Restrictions Imposed by Terms of Indebtedness and Preferred Stock.

      We are highly leveraged. At December 31, 2002, we had $900.1 million of total debt and redeemable securities with an aggregate liquidation preference of approximately $999.8 million. We may incur additional indebtedness to finance capital expenditures and for certain other corporate purposes. Our ability to incur indebtedness is subject to restrictions in the terms of our senior credit facility and the indentures governing our senior subordinated notes, as well as the terms of our outstanding preferred stock.

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

      The senior credit facility, the indentures and the preferred stock contain covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Currently, these covenants prevent us from incurring additional indebtedness other than limited amounts of certain types of permitted indebtedness (e.g., purchase money indebtedness), although refinancing of existing debt is not prohibited. If we default under the senior credit facility, our lenders may terminate their lending commitments and declare the indebtedness under the senior credit facility immediately due and payable and this would cause a cross default to occur under the senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of our three outstanding series of preferred stock the right to elect two directors per series to our board of directors. If this were to occur, there is no assurance that we would have sufficient assets to pay indebtedness then outstanding. If we are unable to service our indebtedness or satisfy our dividend or redemption obligations with respect to our outstanding preferred stock, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There is no assurance that any of these strategies could be effected on satisfactory terms, if at all.

We have a history of operating losses and negative cash flow and we may not become profitable in the future.

      We have incurred losses from continuing operations in each fiscal year since our inception. As a result of these net losses, for the years ended December 31, 2002, 2001 and 2000, our earnings were insufficient to cover combined fixed charges and preferred stock dividend requirements by approximately $259.9 million, $340.4 million and $390.7 million, respectively. These amounts include non-cash preferred stock dividends of $75.1 million in 2000, which resulted from our issuance of convertible preferred stock to NBC with a conversion price per share of Class A common stock that was less than the public trading price of the Class A common stock on the closing date of the preferred stock sale. We expect to continue to experience net losses in the foreseeable future, principally due to interest charges on outstanding debt (and the debentures into which our outstanding preferred stock can be exchanged, if issued), dividends on outstanding preferred stock, and non-cash charges for depreciation and amortization expense related to fixed assets and amortizable intangible assets. Future net losses could be greater than those we have experienced in the past.

      Our cash flow from operations has been insufficient to cover our operating expenses, debt service requirements and other cash commitments in each of the years ended December 31, 2002, 2001 and 2000. We have financed our operating cash requirements, as well as our capital needs, during these periods with the proceeds of asset sales and financing activities, including the issuance of preferred stock and additional borrowings. We cannot assure you that we will generate sufficient operating cash flow in the future to pay our debt service requirements on the notes or that we will be able to obtain sufficient additional financing to meet our debt service requirements on terms acceptable to us, or at all.

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

The results of the operations of our stations which operate under joint sales agreements substantially depend on the performance of our JSA partners.

      The performance of our stations operating under JSAs depends to a substantial degree on the performance of our JSA partners, over which we have no control. In addition, if we elect to terminate a JSA in a particular market, we may incur significant costs to transfer the JSA to another broadcast television station operator or to resume operating the station ourselves.

If advertisers have to pay higher residual payments to the members of the actors’ guilds that they use in spot advertisements on our network, advertisers may reduce or discontinue their advertising on our network.

      Approximately 33% of our 2002 revenues was derived from network commercial spot advertisements aired on PAX TV. We believe substantially all of our network spot advertisements were produced by advertisers or their advertising agencies using performers who are members of the Screen Actors Guild and the American Federation of Television and Radio Artists. When commercials are aired on broadcast and cable television networks, the performers are entitled to residual payments from the advertisers, which are determined under collective bargaining agreements between the guilds and the advertising community. In the fall of 2000, after the expiration of the then effective guild agreements and a prolonged strike by performers, the guilds and the advertising community entered into new guild agreements. Under both the old guild agreements and the current guild agreements, the residual payments required to be paid by advertisers in connection with advertisements aired on cable networks are substantially lower than the residuals required to be paid in connection with advertising aired on broadcast networks. To date, we believe that a substantial portion of the network spot advertising time on PAX TV was purchased by advertisers under the assumption that the residual payment obligations the advertising community incurred in connection with airing these spots were to be calculated under the rates applicable to cable networks, not those applicable to other broadcast networks. Although the old guild agreements did not specify how residual payments were to be calculated for advertisements aired on PAX TV, the current guild agreements include provisions establishing residual rates that are applicable to network advertisements aired on PAX TV and that are substantially lower than the rates applicable to broadcast networks but still higher, in most circumstances, than the rates applicable to cable networks. As a result of this development, some advertisers have informed us that our network advertising spots are no longer as attractive as those of cable networks because of the relatively higher residual payments applicable to PAX TV under the current guild agreements. Because of these higher residual payments, some advertisers may be unwilling to purchase advertising time on PAX TV unless we lower our rates or otherwise provide financial compensation to them. We are unable to predict the magnitude of the effect of this development on our network spot advertising revenues.

Change of Control.

      A “change of control” (as defined in our senior credit facility) constitutes an event of default under the senior credit facility. In the event of a “change of control” (as defined in the indentures governing our outstanding senior subordinated notes), we will be required to offer to purchase all of the outstanding notes at a price equal to 101% of the principal amount or accreted value, as the case may be, thereof. In the event of a “change of control” (as defined with respect to our outstanding preferred stock), we will be required to offer to purchase all of the shares of these preferred stocks then outstanding at 101% (100% for the Series A preferred stock) of the then effective liquidation preference thereof, plus accumulated and unpaid dividends. Generally, under these instruments a change of control will be deemed to have occurred if any person, other than Mr. Paxson and his affiliates or, with respect to the senior credit facility and our outstanding senior subordinated notes, NBC and its affiliates, acquires control of a majority of the voting power of our outstanding capital stock or acquires more than one-third of the outstanding voting power and possesses voting power in excess of that possessed by Mr. Paxson and his affiliates (or, with respect to the senior credit facility and our outstanding senior subordinated notes, NBC and its affiliates), or there is a merger and we are not the surviving corporation and our stockholders do not own at least a majority of the outstanding common stock of the surviving corporation. Our repurchase of our outstanding senior subordinated notes or the redemption of any of our preferred stock upon a change of control could also cause a default under the senior credit facility. We can provide no assurance that in the event of a change of control, we will have access to sufficient funds or will be contractually permitted under the terms of our outstanding debt to repay our debt under the senior credit facility, repay our outstanding senior subordinated notes or pay the required purchase price for any shares of preferred stock tendered by holders. Were this to occur, we could be required to seek third party financing to the extent we did not have sufficient available funds to meet our purchase obligations, and we can provide no assurance that we would be able to obtain this financing on favorable terms or at all.

NBC’s exercise of its rights to exert significant influence upon our operations could adversely affect our business.

      In September 1999, we entered into a series of agreements with NBC under which it invested $415 million in our company. The agreements with NBC provided, among other things, that we must obtain NBC’s consent for:

•	approval of annual budgets;

•	expenditures materially in excess of budgeted amounts;

•	material acquisitions of programming;

•	material amendments to our certificate of incorporation or bylaws;

•	material asset sales or purchases, including, in some cases, sales of our television stations;

•	business combinations where we would not be the surviving corporation or as a result of which we would experience a change of control;

•	issuances or sales of any capital stock, with some exceptions;

•	stock splits or recombinations;

•	any increase in the size of our board of directors other than an increase resulting from provisions of our outstanding preferred stock of up to two additional directors; and

•	joint sales, joint services, time brokerage, local marketing or similar agreements as a result of which our stations with national household coverage of 20% or more would be subject to those agreements.

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

We believe that NBC’s acquisition of the Telemundo Group creates regulatory obstacles which make it unlikely that NBC would be able to acquire our company absent significant regulatory changes.

      We believe that NBC’s acquisition of the Telemundo Group’s television stations creates serious additional regulatory obstacles to NBC’s ability to acquire control of us, and that it is highly unlikely that NBC would be able to obtain the regulatory approvals necessary to enable it to acquire control of us without significant changes in FCC rules and without our agreement to divest some of our most significant television station assets, which in turn could have a material adverse effect upon the value of our company. We believe these factors substantially reduce the likelihood of NBC acquiring more of our shares and control of our company. In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC had breached its agreements with us and breached its fiduciary duty to us and to our shareholders. In September 2002, the arbitrator ruled against us on all of our claims, denying us any of the relief we had sought with respect to what we believed to be NBC’s wrongful actions. Accordingly, our agreements with NBC remain in effect without change.

      We have significant operating relationships with NBC which have been developed since NBC’s investment in us in September 1999. NBC serves as our exclusive sales representative to sell most of our PAX TV network advertising and is the exclusive national sales representative for most of our stations. We have entered into JSAs with NBC owned or NBC affiliated stations with respect to 44 of our television stations. Each JSA typically provides for our JSA partner to serve as our exclusive sales representative to sell our local station advertising and for many of our station’s operations to be integrated and co-located with those of the JSA partner. Should NBC or the NBC affiliates elect not to renew the agreements under which these operating relationships have been implemented, we could be required to incur significant costs to resume performing the advertising sales and other operating functions currently performed by NBC and our JSA partners, including the expense of re-establishing office and studio facilities separate from those of the JSA partners, or to transfer performance of these functions to another broadcast television station operator. Our network and station revenues could also be adversely affected by the disruption of our advertising sales efforts that could result from the unwinding of the JSAs. The unwinding or termination of some or all of our JSAs could have a materially adverse effect upon us.

We may not be able to redeem our securities held by NBC were NBC to demand that we do so and this could have adverse consequences for us.

      NBC has the right, at any time that the FCC renders a final decision that NBC’s investment in us is “attributable” to NBC (as that term is defined under applicable rules of the FCC), or for a period of 60 days beginning on September 15, 2002, and on each September 15 after 2002, to demand that we redeem, or arrange for a third party to acquire, any shares of our Series B preferred stock then held by NBC. With respect to the period that began on September 15, 2002, we have agreed with NBC to extend the duration of this period until April 4, 2003. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. NBC also has the right to demand that we redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default. Should we fail to effect a redemption within prescribed time periods,

NBC generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, the contractual rights described above, and its other rights under the related transaction agreements. Should we fail to effect a redemption triggered by an event of default on our part within 180 days after demand, NBC will have the right to exercise in full its existing warrants to purchase shares of our Class A common stock and its right to acquire Mr. Paxson’s Class B common stock at reduced prices. If NBC does not exercise these rights, we will have another 30-day period to effect a redemption. If we then fail to effect a redemption, NBC may require us to conduct, at our option, a public sale or liquidation of our assets, after which time NBC will not be permitted to exercise its rights to acquire more of our securities. Should NBC exercise any of its rights to demand redemption, we may not have sufficient funds to pay the redemption price for the securities to be redeemed and may not be able to identify another party willing to purchase those securities at the required redemption prices. If we were unable to complete a redemption, we would be unable to prevent NBC from transferring its interest in our company to a third party selected by NBC in its discretion or, in the case of a default by us, requiring us to effect a public sale or liquidation of our assets. The occurrence of any of these events could have a material adverse effect upon us.

The outcome of our exploration of strategic alternatives is uncertain.

      We have engaged the firm of Bear Stearns & Co. Inc. to act as our financial advisor and explore strategic alternatives for our company. These strategic alternatives may include the sale of all or part of our assets to a third party, finding a strategic partner for our company, or finding a third party to purchase the equity of our company. Our ability to pursue strategic alternatives is subject to various limitations and issues which we may be unable to control. A strategic transaction will, in most circumstances, require that we seek the consent of, or refinance, NBC and the other holders of our preferred stock, as well as the holders of our senior and subordinated debt. There may be FCC regulatory limitations on the type of strategic alternatives we may pursue and the parties with whom we may pursue strategic alternatives. In addition, our ability to pursue a strategic alternative will be dependent upon the attractiveness of our assets and business plan to potential new strategic partners. Among other things, certain strategic partners may find unattractive our capital structure and high indebtedness, our carriage of the PAX TV programming and the overnight programming provided by The Christian Network, Inc. and certain of our television stations serving major television markets. We may be prevented from consummating a strategic transaction due to any of these and other factors, or we may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of these and other factors. There is no assurance that we will be successful in our efforts to find or effectuate strategic alternatives for our company.

We could be subject to a material tax liability if the IRS successfully challenges our position regarding the 1997 disposition of our radio division.

      We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS is examining our 1997 tax return and has issued us a notice of proposed adjustment disallowing all of our gain deferral. We intend to contest this determination and, based upon the advice of our legal counsel, we believe that it is likely that we will prevail. We can provide no assurance, however, that we will prevail. In addition, the IRS has issued us an alternative notice of proposed adjustment that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We intend to contest this alternative determination as well, however we can provide no assurance that we will prevail. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be a maximum of approximately $15 million should the IRS succeed in disallowing all of the deferred gain.

However, should the IRS only be successful in disallowing part of the gain under its alternative notice of proposed adjustment, we estimate we would be liable for only a nominal amount of interest.

We are required by the FCC to abandon the analog broadcast service of 24 of our full power stations occupying the 700 MHz spectrum and may suffer adverse consequences if we are unable to secure alternative distribution on reasonable terms.

      Twenty-four of our full power stations are licensed to broadcast by using either an analog or digital signal on channels 52-69, a portion of the frequency within the 700 MHz band of broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band will be transitioned to use by new wireless and public safety operators. A federal statute requires that, after December 31, 2006, or the date on which 85% of television households in a television market are capable of receiving digital services, broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. In some cases, broadcasters, including our company, have been given a digital channel allocation within the 700 MHz band of spectrum. We have lobbied Congress and the FCC to delay enforcement of these rules to allow us to develop and implement strategies to vacate our 700 MHz spectrum and secure alternative distribution. The FCC, by order released September 17, 2001, authorized analog stations operating in the 700 MHz band to enter into private agreements with prospective new users of the 700 MHz spectrum that would result in the operation of their analog signal on the channel assigned for digital service and delay institution of digital service until December 31, 2005, or later than December 31, 2005, if less than 70% of the television households in the station’s market area are capable of receiving digital broadcast signals. Broadcasters given a digital channel allocation within the 700 MHz band may delay institution of digital service until December 31, 2005, or later than December 31, 2005, if less than 70% of the television households in the station’s market are capable of receiving digital broadcast signals. The FCC has not yet conducted the auction necessary to determine the future users of the 700 MHz spectrum. On June 19, 2002, Congress passed the Auction Reform Act of 2002, indefinitely postponing the auction of the 700 MHz spectrum. We cannot predict when we will abandon, by private agreement or as required by law, the broadcast service of our 24 stations occupying the 700 MHz spectrum. We could suffer adverse consequences if we are unable to secure alternative simultaneous distribution of both the analog and digital signals of those stations on reasonable terms and conditions. We cannot now predict the impact, if any, on our business of the abandonment of our broadcast television service in the 700 MHz spectrum.

We cannot assure you that we will successfully develop our broadcast station group’s digital television platform.

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

      We compete for audience share and advertising revenues with other providers of television programming. Our PAX TV programming competes for audience share and advertising revenues with the programming offered by other broadcast and cable networks, and also competes for audience share and advertising revenues in our stations’ respective market areas with the programming offered by non-network affiliated television stations. Our ability to compete successfully for audience share and advertising revenues depends upon the popularity of our programming with viewing audiences in demographic groups that advertisers desire to reach. Our ability to provide popular programming depends upon many factors, including our ability to correctly gauge audience tastes and accurately predict which programs will appeal to viewing audiences, to produce original programs and purchase the right to air syndicated programs at costs which are not excessive in relation to the advertising revenue generated by the programming, and to fund marketing and promotion of our programming to generate sufficient viewer interest. Many of our competitors have greater financial and operational resources than we do which may enable them to compete more effectively for audience share and advertising revenues. All of the existing television broadcast networks and most of the cable networks have been operating for a longer period than we have been operating PAX TV, and therefore have more experience in network television operations than we have which may enable them to compete more effectively.

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

We may be adversely affected by changes in the television broadcasting industry or a general deterioration in economic conditions.

      The profitability of our television stations is subject to various factors that influence the television broadcasting industry as a whole, including:

•	the condition of the U.S. economy;

•	changes in audience tastes;

•	changes in priorities of advertisers;

•	new laws and governmental regulations and policies;

•	changes in broadcast technical requirements;

•	technological changes;

•	proposals to eliminate the tax deductibility of expenses incurred by advertisers;

•	changes in the law governing advertising by candidates for political office; and

•	changes in the willingness of financial institutions and other lenders to finance television station acquisitions and operations.

      We cannot predict which, if any, of these or other factors might have a significant effect on the television broadcasting industry in the future, nor can we predict what effect, if any, the occurrence of these or other events might have on our operations. Generally, advertising expenditures tend to decline during economic recession or downturn. Consequently, our revenues are likely to be adversely affected by a recession or downturn in the U.S. economy or other events or circumstances that adversely affect advertising activity. Our operating results in individual geographic markets also could be adversely affected by local regional economic downturns. Seasonal revenue fluctuations are common in the television broadcasting industry and result primarily from fluctuations in advertising expenditures by local retailers.

Our business is subject to extensive and changing regulation that could increase our costs, expose us to greater competition, or otherwise adversely affect the ownership and operation of our stations or our business strategies.

      Our television operations are subject to significant regulation by the FCC under the Communications Act of 1934. A television station may not operate without the authorization of the FCC. Approval of the FCC is required for the issuance, renewal and transfer of station operating licenses. In particular, our business depends upon our ability to continue to hold television broadcasting licenses from the FCC, which generally have a term of eight years. Our station licenses are subject to renewal at various times between 2004 and 2007. Third parties may challenge our license renewal applications. Although we have no reason to believe that our licenses will not be renewed in the ordinary course, we cannot assure you that our licenses or the licenses owned by the owner-operators of the stations with which we have JSAs will be renewed. The non-renewal or revocation of one or more of our primary FCC licenses could have a material adverse effect on our operations.

      The Communications Act of 1934 empowers the FCC to regulate other aspects of our business, in addition to imposing licensing requirements. For example, the FCC has the authority to:

•	determine the frequencies, location and power of our broadcast stations;

•	regulate the equipment used by our stations;

•	adopt and implement regulations and policies concerning the ownership and operation of our television stations; and

•	impose penalties on us for violations of the Communications Act of 1934 or FCC regulations.

      Our failure to observe FCC or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures or the revocation of a license.

      Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of our broadcast properties. Relaxation and proposed relaxation of existing cable ownership rules and broadcast multiple ownership and cross-ownership rules and policies by the FCC and other changes in the FCC’s rules following passage of the Telecommunications Act of 1996 have affected and may continue to affect the competitive landscape in ways that could increase the competition we face, including competition from larger media, entertainment and telecommunications companies, which may have greater access to capital and resources. We are unable to predict the effect that any such laws, regulations or policies may have on our operations.

We believe that the success of our television operations depends to a significant extent upon access to households served by cable television systems. If the law requiring cable system operators to carry our signal were to change, we might lose access to cable television households, which could adversely affect our operations.

      Under the 1992 Cable Act, each broadcast station is required to elect, every three years, to either require cable television system operators in their local market to carry their signals, which we refer to as “must carry” rights, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. By electing the “must carry” rights, a broadcaster can demand carriage on a specified channel on cable systems within its market. These “must carry” rights are not absolute, and under some circumstances, a cable system may decline to carry a given station. Our television stations elected “must carry” on local cable systems for the three year election period which commenced January 1, 2003. The required election date for the next three year election period commencing January 1, 2006, will be October 1, 2005. If the law were changed to eliminate or materially alter “must carry” rights, our business could be adversely affected.

      The FCC is developing rules to govern the obligations of cable television systems to carry local television stations during and following the transition from analog to digital television broadcasting. The FCC tentatively concluded that a television broadcast station would not be entitled to mandatory carriage of both the station’s analog signal and its digital signal, and would not be entitled to mandatory carriage of its digital signal unless it first gives up its analog signal. Furthermore, the FCC tentatively concluded that a broadcaster with multiple digital programming streams would be required to designate the primary video stream eligible for mandatory carriage. If the FCC maintains its current position, mandatory carriage rights for digital signals would be accorded only to those television stations operating solely with a digital signal. Broadcasters operating with both analog and digital signals nevertheless could negotiate with cable television systems for carriage of their digital signal. We cannot predict what final rules the FCC ultimately will adopt or what effect those rules will have on our business.

The occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon and the war in Iraq, may substantially decrease the use of and demand for advertising, which may decrease our revenues.

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

      In addition, the war in Iraq can be expected to generally divert attention from our programming in favor of news based programming and may negatively affect the United States economy generally, and specifically the market for television advertising.

We may be adversely affected by the expiration of the lease on the property on which our satellite up-link facility is located.

      Our lease of property in Clearwater, Florida, on which our satellite up-link facility is located, terminates on July 1, 2003. We are currently in negotiations for the extension of this lease with the owners of the property, The Christian Network, Inc. If we are not able to successfully negotiate an extension of this lease, we will be required to relocate our up-link and network operations to another location. While we believe that we could accomplish any such relocation without interruption of our PAX TV network signal, we would be required to incur expenses in connection with such a relocation, the amount of which we cannot currently predict.

We may lose a portion of PAX TV network’s distribution platform.

      A number of our carriage agreements in markets where we do not own a television station place restrictions on the type of programming that we may broadcast on the local cable system. In certain cases, local cable operators have notified us that we are exceeding the number of hours of infomercial programming that we may broadcast on the operator’s system. We are currently in discussions with these local cable operators to remove the restrictions. If we are unsuccessful in negotiating the elimination of these restrictions, we may be required to distribute additional entertainment programming over these cable systems in order to remain in compliance with our carriage agreements, or face the possibility of termination of these carriage agreements. We believe that we have the ability to provide additional entertainment programming to these systems at a negligible cost. However, there can be no assurance that any loss of revenues from replacing infomercials with spot advertisements during additional entertainment programming would not be material.

Change in Revenue Mix

      In January 2003, we reduced the number of PAX TV network hours by 26.5 hours per week and significantly increased our inventory of available time for long form paid programming. While we believe that all of the newly available time will be sold, we are unable to predict whether the rates we generate for this time will increase or decrease because of the increased supply of available time for long form paid programming. In addition, as a result of this change, we expect that the portion of our revenues which is derived from network advertising will decrease and the portion of our revenues which is derived from combined network and station long form paid programming will increase.

Reduced Level of Spending for New Programming

      Our budget provides for a reduced level of spending in 2003 for new original programming. As we reduce the number of new original programs broadcast on PAX TV, we would expect that our ratings will be adversely affected, which in turn will adversely affect our advertising revenues. We are unable to predict the magnitude of the effect of this reduced level of spending for programming on our ratings or advertising revenues.

Item 2. Properties

      Our corporate headquarters is located in West Palm Beach, Florida. We have a satellite up-link facility through which we supply our central programming feed, including PAX TV, to satellite transmitters which relay the signal to our stations. Our satellite up-link facility is located on leased property in Clearwater, Florida.

      Each of our stations has a facility in the market in which it operates at which the central programming feed is received and retransmitted in its market. Each of our stations broadcasts its signal from a transmission tower or antenna situated on a transmitter site. Each station also has an office and studio and related broadcasting equipment. For those stations with respect to which we have entered into JSA’s, we have vacated or expect to vacate the leased studio and office facilities of our stations as we co-locate our operations with those of our JSA partner. We generally lease our broadcast transmission towers and own substantially all of the equipment used in our broadcasting operations. Our tower leases have expiration dates that range generally from two to twenty years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.

      Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We are currently broadcasting from towers outside of Manhattan at substantially lower height and power and expect to begin broadcasting from a tower located on the Empire State Building in Manhattan during the third quarter of 2003. We are continuing to evaluate several alternatives to improve our signal through transmission from other locations. We expect, however, that it could take several years to replace the signal we enjoyed at the World Trade Center location with a comparable signal. We have property and business interruption insurance coverage to mitigate the losses sustained, although the extent of coverage of such insurance is currently being litigated.

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

      In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC breached its agreements with us and breached its fiduciary duty to us and to our shareholders. We asserted that NBC’s proposed acquisition of Telemundo Group (which was completed in April 2002) violates the terms of the agreements governing the investment and partnership between us and NBC. In September 2002, the arbitrator ruled against us on all of our claims, denying us any of the relief we had sought with respect to what we believed to be NBC’s wrongful actions. Accordingly, the provisions of our agreements with NBC remain in effect without change.

Item 4.	Submission of Matters to Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Class A common stock is listed on the American Stock Exchange under the symbol PAX. The following table sets forth, for the periods indicated, the high and low sales price per share for our Class A common stock.

	2002		2001

	High	Low	High	Low

First Quarter	$13.00	$8.50	$12.48	$8.75
Second Quarter	11.49	5.50	14.00	9.70
Third Quarter	6.15	2.10	12.75	7.00
Fourth Quarter	3.29	2.03	10.50	6.85

      On March 17, 2003, the closing sale price of our Class A common stock on the American Stock Exchange was $2.55 per share. As of that date, there were approximately 544 holders of record of the Class A common stock.

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

      As of December 31, 2002, the following shares of Class A common stock were authorized for issuance under equity compensation plans:

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding	Options,	Equity Compensation Plans
	Options, Warrants	Warrants	[excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column(a)]

	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,103,336	$5.88	1,854,428 (2)
Equity compensation plans not approved by security holders	2,322,500 (1)	$8.62	—

Total	11,425,836	$6.44	1,854,428

(1)	A narrative description of the material terms of these plans is set forth in the final paragraph of Note 14 — STOCK INCENTIVE PLANS, to our consolidated financial statements which are set forth elsewhere in this report.
(2)	Includes 1.0 million options available for grant which are subject to stockholder approval at our annual stockholder meeting on May 16, 2003.

     In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer, new options under our 1998 Stock Incentive Plan, as amended, to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. The effect of the stock option exchange was to reduce the number of outstanding options under the existing equity compensation plans by 7.3 million and increase by 4.5 million the number of shares of Class A common stock available for stock-based awards under equity compensation plans approved by security holders.

      After giving effect to the consummation of the exchange offer and the exercise by holders of the new options that were granted in the exchange offer, in each case as if such consummation and exercise occurred on December 31, 2002, as of December 31, 2002, 1.8 million options to purchase shares of Class A common stock would have been outstanding and 6.4 million shares of Class A common stock would have been available for issuance under equity compensation plans approved by security holders.

Item 6. Selected Financial Data

      The following table sets forth selected consolidated financial data as of and for each of the years in the five year period ended December 31, 2002. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data, insofar as it relates to each of the years presented, has been derived from annual financial statements, including the consolidated balance sheets at December 31, 2002 and 2001, and the related consolidated statements of operations and of cash flows for the three years ended December 31, 2002, and notes thereto appearing elsewhere herein. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” for a discussion of our dividend policy.

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues	$321,896	$308,806	$315,936	$248,362	$134,196
Less: agency commissions	(44,975)	(43,480)	(44,044)	(34,182)	(16,908)

Net revenues	276,921	265,326	271,892	214,180	117,288
Operating loss	(92,812)	(157,732)	(151,035)	(225,251)	(135,531)
Loss from continuing operations before extraordinary item	(286,309)	(193,879)	(178,525)	(160,372)	(89,470)
Income from discontinued operations(a)	—	—	—	—	1,182
Extraordinary item(b)	(17,552)	(9,903)	—	—	—
Net loss	(303,861)	(203,782)	(178,525)	(160,372)	(88,288)
Net loss attributable to common stockholders(c)	(413,960)	(350,438)	(391,329)	(314,579)	(137,955)
Basic and Diluted Per Share Data:(d)
Loss from continuing operations	$(6.11)	$(5.28)	$(6.16)	$(5.10)	$(2.31)
Discontinued operations	—	—	—	—	0.02
Extraordinary item(b)	(.27)	(.15)	—	—	—
Net loss	(6.38)	(5.43)	(6.16)	(5.10)	(2.29)
Weighted average shares outstanding — basic and diluted	64,849	64,509	63,515	61,738	60,360
Balance Sheet Data:
Working capital	$19,204	$57,871	$74,298	$237,855	$1,807
Total assets	1,251,009	1,383,675	1,526,047	1,690,087	1,542,786
Current portion of bank financing	3,144	2,899	15,966	18,698	529
Senior subordinated notes and bank financing	896,957	526,281	389,510	369,723	373,469
Mandatorily redeemable securities	993,101	1,164,160	1,080,389	949,807	521,401
Total stockholders’ (deficit) equity	(948,465)	(538,043)	(199,789)	96,721	247,673
Other Data:
Cash flows used in operating activities	$(75,428)	$(60,772)	$(76,036)	$(181,808)	$(150,580)
Cash flows (used in) provided by investing activities	(7,689)	48,477	(12,784)	(160,508)	(168,486)
Cash flows provided by financing activities	25,024	44,790	14,994	418,065	285,865
Program rights payments and deposits	116,243	130,566	128,288	125,916	62,076
Payments for cable distribution rights	9,286	14,418	10,727	30,713	19,905
Capital expenditures	31,177	35,213	25,110	34,609	82,922

(a)	Includes gain on the 1997 disposal of our former Network-Affiliated Television and Paxson Radio segments of $1.2 million, net of applicable income taxes.
(b)	Extraordinary charges related to early extinguishment of debt.
(c)	Includes dividends and accretion on redeemable preferred stock.
(d)	Due to losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, our presentation of diluted earnings per share is the same as that of basic earnings per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 63 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 41 of the top 50 U.S. markets. We operate PAX TV, a network that provides family entertainment programming seven days per week and reaches approximately 88% of prime time television households in the U.S. (approximately 94 million homes) through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our affiliates.

      We were founded in 1991 by Mr. Paxson, our Chairman, Chief Executive Officer and controlling stockholder. We began by purchasing radio and television stations, and grew to become Florida’s largest radio station group, while also owning two network-affiliated television stations and other television stations that carried principally infomercials and other paid programming. In 1997, we sold our radio station group and our network-affiliated television stations to concentrate on building our owned and operated television station group. We used the proceeds from the sale of our radio station group and network-affiliated television stations to acquire television stations and build the PAX TV network. Since commencing our television operations in 1994, we have established the largest owned and operated broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We launched PAX TV on August 31, 1998, and are now in our fifth network programming season.

      In September 1999, NBC invested $415 million in our company. We have also entered into a number of agreements with NBC that are intended to strengthen our business. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into JSAs with NBC with respect to all of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the years ended December 31, 2002, 2001 and 2000, we incurred expenses totaling approximately $20.8 million, $19.1 million and $17.8 million, respectively, for commission compensation and cost reimbursements under our agreements with NBC. Should NBC or the NBC affiliates elect not to renew the agreements under which these operating relationships have been implemented, we could be required to incur significant costs to resume performing the advertising sales and other operating functions currently performed by NBC and our JSA partners or to transfer performance of these functions to another broadcast television station operator and our revenues could be adversely affected during any transition period where we either resume or transfer these functions, which, in each case, could have a material adverse effect upon us.

      We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

•	Network Spot Advertising. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or “upfront,” commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. Network advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. We pay commissions of up to 15% of gross revenue to advertising agencies for network advertising. Our network advertising sales represented approximately 33% of our revenue during the year ended December 31, 2002.

•	Network Long Form Paid Programming. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. We pay commissions of up to 15% of gross revenue to advertising agencies for long form paid programming. Our network long form paid programming represented approximately 32% of our revenue during the year ended December 31, 2002.

•	Station Advertising. We sell commercial air time to advertisers who want to reach the viewing audience in specific geographic markets in which our stations operate. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. We pay commissions of up to 15% of gross revenue to advertising agencies for station advertising sales. Our station advertising sales represented approximately 35% of our revenue during the year ended December 31, 2002. Included in station advertising revenue is long form paid programming sold locally or nationally which represented approximately 15% of our revenue during the year ended December 31, 2002.

      Our revenue mix has changed since we launched PAX TV in 1998. The percentage of our television advertising revenues derived from long form paid programming has declined from more than 90% in 1997 to 47% (combined network and station long form) in the year ended December 31, 2002 due to the increase in spot advertising sales following the launch of PAX TV. Long-form paid programming, however, continues to represent a significant portion of our revenues. Beginning in January 2003, we modified our programming schedule by replacing network programming during the hours of 1 p.m. to 5 p.m., Monday through Friday, and 5 p.m. to 6 p.m. and 11 p.m. to midnight, Saturday and Sunday, with long form paid programming. As a result, we expect our percentage mix of long form paid programming to increase in 2003 to approximately 60% (combined network and station long form) of our total revenues.

      Starting in the fourth quarter of 1999, we began entering into JSAs with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot advertising sales management and representation for our stations and we integrate and co-locate our station operations with those of our JSA partners. To date, we have entered into JSAs for 52 of our television stations.

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

      We have entered into agreements with satellite television providers and certain cable operators for carriage on their systems in exchange for advertising spots on our network. We have recorded satellite and cable distribution rights related to these agreements based on the estimated value of the advertising credits at prevailing unit rates in effect at the time these agreements were entered into. The satellite and cable assets are amortized over the terms of the agreements. Deferred revenue under these barter arrangements is recognized when the spots are aired on our network. Had we used other estimates, our revenues recognized under these agreements may have been different.

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

      We review our long-lived assets for possible impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. If our analysis indicates that a possible impairment exists, we are required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows. In addition, our FCC licenses and goodwill are tested for impairment at least annually by comparing the estimated fair values of those assets with their recorded amounts on an aggregate basis as a single reporting unit since we operate PAX TV as a consolidated distribution platform. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets, FCC licenses and goodwill have been impaired. If, however, there were a material change in our determination of fair values or if there were a material change in the conditions or circumstances influencing fair value, we could be required to recognize an impairment charge. In addition, it is possible that the estimated life of certain long-lived assets will be reduced significantly in the near term because of the anticipated industry migration from analog to digital broadcasting. If and when we become aware of such a reduction of useful lives, depreciation expense will be adjusted prospectively to ensure assets are fully depreciated upon migration.

Results of Operations

      The following table sets forth net revenues, the components of operating expenses with percentages of net revenues, and other operating data for the periods presented:

	Years Ended December 31

	2002	%	2001	%	2000	%

Revenues	$321,896		$308,806		$315,936
Less agency commissions	(44,975)		(43,480)		(44,044)

Net revenues	276,921	100.0	265,326	100.0	271,892	100.0
Expenses:
Programming and broadcast operations	51,204	18.4	43,030	16.2	39,001	14.3
Program rights amortization	77,980	28.2	84,808	32.0	100,324	36.9
Selling, general and administrative	132,305	47.8	119,427	45.0	137,436	50.6
Business interruption insurance proceeds	(1,617)	(0.6)	—	—	—	—
Time brokerage and affiliation fees	4,079	1.5	3,621	1.4	5,259	1.9
Stock-based compensation	3,810	1.4	10,161	3.8	13,866	5.1
Adjustment of programming to net realizable value	41,270	14.9	66,992	25.2	24,400	9.0
Restructuring charge	2,173	0.8	(1,229)	(0.5)	5,760	2.1
Depreciation and amortization	58,529	21.1	96,248	36.3	96,881	35.6

Total operating expenses	369,733	133.5	423,058	159.4	422,927	155.5

Operating loss	$(92,812)	(33.5)	$(157,732)	(59.4)	$(151,035)	(55.5)

Other Data:
Cash flows used in operating activities	$(75,428)		$(60,772)		$(76,036)
Cash flows (used in) provided by investing activities	(7,689)		48,477		(12,784)
Cash flows provided by financing activities	25,024		44,790		14,994
Program rights payments and deposits	116,243		130,566		128,288
Payments for cable distribution rights	9,286		14,418		10,727
Capital expenditures	31,177		35,213		25,110

     Years Ended December 31, 2002 and 2001

      Net revenues increased 4.4% to $276.9 million for the year ended December 31, 2002 from $265.3 million for 2001. This increase is primarily attributable to higher advertising revenues from our television stations and the PAX TV network. Television station revenues increased 9% primarily due to increased television spot advertising revenues in our local markets and favorable results from our JSA agreements. Network spot revenues increased 5% and network long form revenues increased 1% compared to 2001 primarily due to increased distribution of PAX-TV.

      Our revenues during the years ended December 31, 2002 and 2001 were negatively affected by the temporary loss and continued impairment of the broadcast signal of our New York television station when our antenna, transmitter and other broadcast equipment were destroyed upon the collapse of the World Trade Center on September 11, 2001. We are currently broadcasting from towers outside of Manhattan at substantially lower height and power. We expect to begin broadcasting from the Empire State Building in Manhattan during the third quarter of 2003, which will substantially improve our current signal strength and quality. In addition, we are continuing to evaluate several alternatives for a permanent location, however we expect it could take several years to replace the signal we enjoyed at the World Trade Center location with a comparable signal. The loss of a significant portion of our over-the-air viewership in the New York market has had a negative effect on our revenues as a result of lower ratings for the PAX TV network and our station serving the New York market. We have property and business interruption insurance coverage to mitigate the losses sustained. Insurance recoveries are recognized in the period they become probable of collection and can be reasonably estimated. To date we have incurred expenditures for property and extra expenses totaling approximately $4.9 million. In addition, we estimate our business interruption losses to be approximately $8.2 million through December 31, 2002. During 2002, we received $4.3 million of insurance proceeds, $2.7 million of which related to property/extra expense and $1.6 million related to business interruption. We are involved in a legal dispute with our insurer over these matters and are presently unable to estimate the amount of additional insurance proceeds we will receive, if any.

      Programming and broadcast operations expenses were $51.2 million during the year ended December 31, 2002 compared with $43.0 million in 2001. This increase is primarily due to higher music license fees and tower rent expense for previously owned towers that we sold in 2001. Program rights amortization expense was $78.0 million during the year ended December 31, 2002 compared with $84.8 million for 2001. The decrease is due to a greater mix of lower cost original programming as compared with 2001 as well as the lower carrying value of our programming assets resulting from net realizable value adjustments. Selling, general and administrative expenses were $132.3 million during the year ended December 31, 2002 compared with $119.4 million for 2001. The increase is primarily due to legal costs associated with the NBC arbitration and the 700 MHz spectrum auction, higher advertising expenses associated with the launch of our 2002/2003 broadcast season and higher insurance costs. Stock-based compensation expense was $3.8 million during the year ended December 31, 2002 compared with $10.2 million for 2001. This decrease is due to a reduction in options vesting in the year ended December 31, 2002 compared with 2001. The programming rights adjustment to net realizable value described below was $41.3 million during the year ended December 31, 2002 compared with $67.0 million for 2001. Depreciation and amortization expense was $58.5 million during the year ended December 31, 2002 compared with $96.2 million for 2001. This decrease is due primarily to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which requires that goodwill and intangible assets with indefinite lives, including FCC licenses, be tested for impairment annually rather than amortized over time. As a result of the new accounting standard, our amortization expense is now significantly lower as we no longer amortize goodwill and FCC license intangible assets.

      We have issued options to purchase shares of Class A common stock to certain members of management and employees under our stock compensation plans. As of December 31, 2002, there were 9,103,336 options outstanding under these plans. In addition to these options, we have granted options to purchase 2,322,500 shares of Class A common stock to members of senior management and others. In connection with option grants, we recognized stock-based compensation expense of approximately $3.8 million, $10.2 million and $13.9 million in 2002, 2001 and 2000, respectively. In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer new options under our 1998 Stock Incentive Plan, as amended, to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. The effect of the stock option exchange was to reduce the number of shares of Class A common stock issuable upon the exercise of issued and outstanding options under the existing equity compensation plans by 7.3 million and increase by 4.5 million the number of shares of Class A common stock issuable upon the exercise of options available for issuance under equity compensation plans approved by security holders. The stock option exchange will result in a fixed non-cash stock-based compensation expense of approximately $8.5 million, of which approximately $5.8 million related to vested shares will be recognized in the first quarter of 2003 and the remaining $2.7 million will be recognized on a straight-line basis over the remaining one year vesting schedule of the modified award. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 will be recognized on a straight-line basis over the remaining one year vesting schedule of the modified awards.

      As previously described, effective January 2003, we modified our programming schedule by reducing the number of hours we program the PAX TV network primarily during the daytime period and replacing such hours with long form paid programming. As a result of this change, we no longer plan to air certain syndicated and original programs. Therefore, we revised our estimate of the future advertising revenues to be generated related to these programs and recognized a charge of approximately $38.4 million in the fourth quarter of 2002 related to these programming assets. Additionally, as further described below, in the second quarter of 2002 we recorded a $2.9 million accrued programming loss related to programming commitments for Touched By An Angel.

      In 2001, we adjusted our estimate of the anticipated future usage of Touched By An Angel and certain other syndicated programs and the related advertising revenues expected to be generated and recognized a charge of approximately $67.0 million related to the net realizable value of these programming assets and related programming commitments. The charge included a $22.2 million accrued loss related to programming commitments for future seasons of Touched By An Angel. As further described below, in 2002 we sublicensed the programming rights to Touched By An Angel to the Hallmark Channel.

      Interest expense for the year ended December 31, 2002 increased to $85.2 million from $49.7 million in 2001. The increase is primarily due to a greater level of senior debt due to our refinancings in July 2001 and January 2002 and borrowings to fund capital expenditures. At December 31, 2002, total long-term debt and senior subordinated notes were $900.1 million compared with $529.2 million as of December 31, 2001. Although the July 2001 and the January 2002 refinancings reduced our overall cost of capital, the refinancings increased our debt and reduced our preferred stock, and as a result our interest expense increased in 2002. Interest income for the year ended December 31, 2002 decreased to $2.4 million from $4.5 million in 2001. The decrease is due to lower cash and investment balances and lower interest rates.

      During the year ended December 31, 2002, we sold our television station WPXB serving the Merrimack, New Hampshire market to NBC for $26 million and realized a pre-tax gain of approximately $24.5 million.

      As further described below, during 2002 we recorded an increase in our deferred tax asset valuation allowance totaling approximately $136.3 million resulting from changes in accounting for the amortization of FCC license intangible assets and goodwill upon adoption of SFAS 142.

     Years Ended December 31, 2001 and 2000

      Net revenues decreased 2.4% to $265.3 million for the year ended December 31, 2001 from $271.9 million for 2000. This decrease is primarily attributable to lower station revenues offset in part by higher advertising revenues from the PAX TV network. The decrease in television station revenues is primarily due to reduced television spot advertising revenues in our local markets. The increase in PAX TV network advertising revenues resulted from increases in ratings and distribution of PAX TV and favorable results from our network sales agreement with NBC. On an overall basis, network spot revenues increased approximately 11% in 2001 resulting from a strong upfront market for the 2000/2001 broadcast season. As previously described, our revenues during the year ended December 31, 2001 were negatively affected by the temporary loss and continued impairment of the broadcast signal of our New York television station when our antenna, transmitter and other broadcast equipment were destroyed upon the collapse of the World Trade Center on September 11, 2001. The loss of a significant portion of our over-the-air viewership in the New York market has had a negative effect on our revenues as a result of lower ratings for the PAX TV network and our station serving the New York market. We have property and business interruption insurance coverage to mitigate the losses sustained. We are involved in legal proceedings with our insurer over these matters and are presently unable to estimate the amount of additional insurance proceeds we will receive, if any.

      Programming and broadcast operations expenses were $43.0 million during the year ended December 31, 2001 compared with $39.0 million in 2000. This increase is primarily due to a one-time payment to terminate a tower lease and tower rent expense from the sale of certain of our broadcast towers in the fourth quarter of 2001 described below. Program rights amortization expense was $84.8 million during the year ended December 31, 2001 compared with $100.3 million for 2000. The decrease is due to syndicated programming changes and a greater mix of lower cost original programming as compared with 2000. Selling, general and administrative expenses were $119.4 million during the year ended December 31, 2001 compared with $137.4 million for 2000. The decrease is primarily due to lower selling costs and other cost cutting measures. Time brokerage and affiliation fees were $3.6 million during the year ended December 31, 2001 compared with $5.3 million for 2000. This decrease is due to the completion of acquisitions of stations we previously operated under time brokerage agreements. Stock-based compensation expense was $10.2 million during the year ended December 31, 2001 compared with $13.9 million for 2000. This decrease is due to a reduction in options vesting in the year ended December 31, 2001 compared with 2000. The programming rights adjustment to net realizable value described above was $67.0 million during the year ended December 31, 2001 compared with $24.4 million for 2000. Depreciation and amortization expense was $96.2 million during the year ended December 31, 2001, which was comparable with $96.9 million for 2000.

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

      During the year ended December 31, 2001, we sold five television stations for aggregate consideration of $31.9 million and realized pre-tax gains of approximately $12.3 million. In addition, during 2000, we recognized a $10.2 million gain from the modification for program rights obligations primarily resulting from our return of certain fully amortized programming rights in exchange for cash of $4.9 million and the cancellation of our remaining payment obligations.

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

Restructuring Activities

      During the fourth quarter of 2002, we approved a restructuring plan to consolidate certain of our operations, reduce personnel by 95 employees and modify our programming schedule in order to significantly reduce our cash operating costs. These restructuring activities resulted in a charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million for termination benefits and $0.4 million of lease termination and other costs. We have accounted for these costs pursuant to Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which we early adopted in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additional restructuring costs, if any, will be recognized in 2003 as they are incurred. Through December 31, 2002, we paid termination benefits totaling approximately $1.5 million to 85 employees and paid $0.2 million of lease termination and other costs which were charged to the reserve. We expect these restructuring activities will result in approximately $7.5 million of annual salary and occupancy cost savings.

      During the fourth quarter of 2000, we approved a plan to restructure our television station operations by entering into JSAs with owners of broadcast stations in markets in which our stations were not already operating under JSAs. Our restructuring plan included two major components: (1) termination of 226 station sales and administrative employees and (2) the closing of our leased studio and sales office facilities at each of our stations. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000, consisting of $2.7 million of termination benefits and $3.1 million of costs associated with the closing of our studios and sales offices that will no longer be utilized upon implementation of the JSAs. Through December 31, 2002, we paid termination benefits to 83 employees totaling approximately $1.6 million and paid lease termination costs of approximately $1.9 million, which were charged against the restructuring reserve. In 2001, we reversed approximately $1.2 million of restructuring reserves primarily related to four stations which had not entered into JSAs and certain other reserves which were no longer required. In 2002, we reversed approximately $0.5 million of restructuring reserves primarily related to two other stations which had not entered into JSAs and certain other reserves which were no longer required. We have substantially completed the JSA restructuring except for contractual lease obligations for closed locations, the majority of which expire in 2004. As a result of the JSA restructuring, we have reduced our annual station operating expenses by an estimated $11 million consisting primarily of salary and occupancy cost savings of approximately $20 million partially offset by commissions paid to our JSA partners which, based on 2002 actual station net revenues, totaled approximately $9 million.

Income Taxes

      As previously described, upon adoption of SFAS 142 on January 1, 2002, we no longer amortize goodwill and FCC license intangibles. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, we are required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to the adoption of SFAS 142, we considered our deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of our deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill are no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, we were required to record an increase in our deferred tax asset valuation allowance totaling approximately $136.3 million for 2002. In addition, we will continue to record increases in our valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.

      We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS is examining our 1997 tax return and has issued us a notice of proposed adjustment disallowing all of our gain deferral. We intend to contest this determination and, based upon the advice of our legal counsel, we believe that it is likely that we will prevail. We can provide no assurance, however, that we will prevail. In addition, the IRS has issued to us an alternative notice of proposed adjustment that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We intend to contest this alternative determination as well, however we can provide no assurance that we will prevail. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be a maximum of approximately $15 million should the IRS succeed in disallowing all of the deferred gain. However, should the IRS be successful in disallowing only part of the gain under its alternative proposed adjustment, we estimate we would be liable for only a nominal amount of interest.

Liquidity and Capital Resources

      Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our net working capital and proceeds from the planned sale of certain non-core assets which are expected to generate over $100 million in proceeds. To date, we have completed $61 million of these asset sales, which include the sale of our television station WPXB, serving the Merrimack, New Hampshire market, to NBC for $26 million, which we completed on October 29, 2002, and the sale of our television station KPXF, serving the Fresno, California market, to Univision Communications, Inc. for $35 million, which we completed on February 19, 2003. In addition, we have signed definitive agreements with respect to the sale of other broadcast assets which upon closing will result in additional proceeds of approximately $45 million. These pending asset sales include the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market for an aggregate purchase price of $10 million, the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $15 million and the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for $20 million. We expect to complete the sales of WMPX and WPXO and the sale of our limited partnership interest in WWDP in the second quarter of 2003. The KAPX sale is subject to regulatory and other approvals. We believe that cash provided by future operations, net working capital and the proceeds from the planned asset sales will provide the liquidity necessary to meet our obligations and financial commitments for at least the next twelve months. If we are unable to complete the identified asset sales or our financial results are not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

      As of December 31, 2002, we had $42.8 million in cash and short-term investments and working capital of approximately $19.2 million. During the year ended December 31, 2002, our cash and short-term investments decreased by approximately $53.2 million and our working capital decreased by approximately $38.7 million. These decreases are due primarily to the use of $43.6 million to pay interest and $31.8 million to fund operations including programming and cable payments, partially offset by $26.6 million in proceeds from the sale of broadcast assets.

      Cash used in operating activities was approximately $75.4 million, $60.8 million and $76.0 million for 2002, 2001 and 2000, respectively. These amounts primarily reflect payments for interest on our debt and the operating costs incurred in connection with the operation of PAX TV and the related programming rights and cable distribution rights payments.

      Cash (used in) provided by investing activities was approximately ($7.7) million, $48.5 million and ($12.8) million for 2002, 2001 and 2000, respectively. These amounts primarily include capital expenditures, short-term investment transactions, and acquisitions of broadcast properties offset by proceeds from station sales, the sale of our broadcast towers and property insurance proceeds. As of December 31, 2002, we had agreements to purchase significant assets of broadcast properties totaling approximately $36.0 million, net of deposits. We do not anticipate spending any significant amounts to satisfy these commitments until 2005 or thereafter.

      Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $31.2 million in 2002, $35.2 million in 2001 and $25.1 million in 2000. The FCC has mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002, and complete the build out of the balance of its full authorized facilities by a later date to be established by the FCC. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC’s timing requirements for the construction of digital television facilities and the broadcast of digital television. We have commenced migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently have 29 stations broadcasting in digital and expect to have 15 more stations broadcasting in digital by December 31, 2003. We have requested extensions or modifications with respect to 14 of our television stations and are awaiting construction permits from the FCC with respect to nine of our television stations. Nine of our television stations have not received a digital channel allocation and therefore will not be converted until the end of the digital transition. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional

$25 million over the next two to three years to complete the conversion. We will likely fund our digital conversion from cash on hand and proceeds from our planned asset sales.

      During 2002, we sold our television station WPXB, serving the Merrimack, New Hampshire market, to NBC for $26 million and realized a pre-tax gain of approximately $24.5 million. During 2001, we sold our interests in five television stations for aggregate consideration of $31.9 million and realized pre-tax gains of approximately $12.3 million. During 2000, we sold our interests in four stations for aggregate consideration of approximately $14.5 million and realized pre-tax gains of approximately $1.3 million on these sales.

      During 2001, we acquired the assets of three television stations for total consideration of $30.8 million, of which $16.1 million was paid in prior years, and we paid $1.0 million to acquire the minority interest in a station acquired in 1998. During 2000, in addition to the acquisition of DP Media described below, we acquired the assets of four television stations for total consideration of approximately $68.7 million, of which $10.9 million was paid in prior years, and we paid approximately $8.9 million of additional consideration in respect of an acquisition completed in 1999.

      In June 2000, we completed the acquisition of DP Media, Inc. Before the acquisition, DP Media was beneficially owned by family members of Mr. Paxson. We acquired DP Media for aggregate consideration of $113.5 million, $106 million of which we had previously advanced during 1999. DP Media’s assets included a 32% equity interest in a limited liability company that owns television station WWDP in Norwell, Massachusetts and is controlled by the former stockholders of DP Media. We allocated the aggregate purchase price of DP Media to the assets acquired and liabilities assumed based on their relative fair market values. During the third quarter of 1999, we advanced funds to DP Media to fund operating cash flow needs. As a result of our significant operating relationships with DP Media and our funding of DP Media’s operating cash flow needs, the assets and liabilities of DP Media, together with their results of operations, have been included in our consolidated financial statements since September 30, 1999.

      In December 2001, we completed the sale and leaseback of certain of our tower assets for aggregate proceeds of $34.0 million. This transaction resulted in a gain of approximately $5.2 million which has been deferred and will be recognized over the lease term as a reduction of rent expense. As part of the transaction, we entered into operating leases related to both our analog and digital antennas at these facilities for terms of up to 20 years. Annual rent expense over the lease term is approximately $4.0 million. For certain tower assets with a net book value of approximately $9.1 million, we were temporarily unable to transfer title or assign leases to the buyer at closing. We expect to complete the majority of these transfers in 2003. In the interim, we entered into management agreements with the buyer on terms consistent with the operating leases. Included in the $34.0 million proceeds was approximately $12.1 million of deferred consideration for the managed sites which is included in other liabilities in the accompanying December 31, 2002 consolidated balance sheet.

      Cash provided by financing activities was $25.0 million in 2002, $44.8 million in 2001 and $15.0 million in 2000. These amounts include the proceeds from the January 2002 and July 2001 refinancings described below, as well as the related principal repayments, redemption premiums, preferred stock redemptions and refinancing costs. Also included are proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments and preferred stock dividends.

      In January 2002, we completed an offering of senior subordinated discount notes due in 2009. Gross proceeds of the offering totaled approximately $308 million and were used to refinance our 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of our 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The notes were sold at a discount of 62.132%, which represents a yield to maturity of 12 1/4%. Cash interest on the notes will be payable semi-annually beginning on July 15, 2006. The senior subordinated discount notes are guaranteed by our subsidiaries. We recognized an extraordinary loss due to early extinguishment of debt totaling approximately $17.6 million in 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures.

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

      The $360 million senior credit facility consists of a fully drawn $25 million revolving credit facility maturing June 2006, a $50 million delayed draw Term A facility maturing December 2005, of which $48.0 million was outstanding at December 31, 2002, and a $285 million fully drawn Term B facility maturing June 2006, of which $280.7 million remained outstanding at December 31, 2002. The revolving credit facility is available for general corporate purposes and the Term A facility is available to fund capital expenditures. We used the Term A portion of the facility to fund the majority of our capital expenditures in 2002. The interest rate under the bank facility, as amended, is LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% at the Company’s option. The 10 3/4% senior subordinated notes are due in 2008 and interest on the notes is payable on January 15 and July 15 of each year. We have entered into a variable to fixed interest rate swap in the notional amount of $144.0 million to hedge the impact of interest rate changes on a portion of our variable rate indebtedness. The fixed rate under the swap is 3.64% and variable rates are indexed to LIBOR. Including the impact of the swap, the weighted average interest rate of our indebtedness at December 31, 2002 was 9.49%.

      The terms of the indentures governing our senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for specified indebtedness related to the funding of capital expenditures and refinancing indebtedness. In addition, our senior credit facility also contains covenants restricting our ability and the ability of our subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting our activities. On June 28, 2002, we and our lenders amended our senior credit facility to, among other things, reduce the minimum required levels of net revenues and EBITDA (as defined in the senior credit facility and summarized below) for certain periods under the facility’s financial covenants and allow us to retain the proceeds from certain planned asset sales for general corporate purposes. In connection with the amendment, the interest rates were increased to LIBOR plus 3.25% or Base Rate (as defined) plus 2.25%, at our option, and we paid an amendment fee of $0.9 million. On November 4, 2002, we and our lenders amended our senior credit facility to, among other things, exclude from the definition of EBITDA certain costs resulting from our plan to consolidate certain of our operations, reduce personnel and modify our programming schedule. In connection with this amendment, we incurred costs of approximately $0.6 million. Our senior credit facility, as amended, contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA for each of the fiscal quarters ended June 30, 2001 through December 31, 2004, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after March 31, 2005, (3) maximum annual capital expenditures for 2001 through 2006 and (4) maximum annual programming payments for 2002 through 2006. EBITDA, as defined under our senior credit facility, is equal to our consolidated net loss plus the sum of interest expense (net of interest income), depreciation, amortization (excluding programming amortization), stock-based compensation, permitted programming net realizable value adjustments, permitted restructuring and other charges, time brokerage and affiliation fees, losses on the sale of assets and other non-cash expenses minus the sum of gains on the sale of assets and other non-cash income. In addition, EBITDA, as defined, is adjusted to give effect to acquisitions or dispositions of television stations as if they occurred at the beginning of the period they were consummated. For the year ended December 31, 2002, our net revenues and EBITDA, as defined, exceeded our covenant minimum net revenues and EBITDA under our senior credit facility for the period.

      Our twelve-month trailing minimum net revenue and EBITDA covenants, as amended, for the next four quarters are as follows (in thousands):

Fiscal Quarter Ending	Minimum Net Revenues	Minimum EBITDA

March 31, 2003	$260,000	$20,000
June 30, 2003	$270,000	$34,000
September 30, 2003	$280,000	$45,000
December 31, 2003	$290,000	$50,000

      On March 13, 2003, we obtained a waiver from our lenders under our senior credit facility whereby our lenders waived compliance with respect to our twelve-month trailing minimum net revenue covenants for each of the fiscal quarters ended June 30, September 30 and December 31, 2003, subject to a minimum $250 million net revenue floor in each period. Failure to meet the minimum net revenue covenants in these waiver periods will result in a fee equal to 0.125% of the outstanding principal amount under the facility for each period subject to the waiver, provided our net revenues are not less than the $250 million waiver floor. In connection with the waiver, we paid an upfront fee of approximately $0.5 million.

      Our ability to meet these financial covenants is influenced by several factors, the most significant of which is our ability to generate revenues which in turn is affected by overall conditions in the television advertising marketplace, our network and station ratings and the success of our JSA strategy and cost cutting initiatives. At December 31, 2002, we were in compliance with these amended covenants. Although we currently expect to meet these amended covenants through the end of fiscal 2003, adverse developments with respect to these or other factors could result in our failing to meet one or more of these covenants. Accordingly, there can be no assurance that we will continue to be in compliance with these covenants in future periods. As previously described, we have received a waiver from our lenders for our minimum net revenue covenant for the trailing twelve-month periods ended June 30, September 30 and December 31, 2003 provided our net revenues are not less than $250 million for each period. If we were to violate any of these covenants and/or the terms of our March 2003 waiver, we would be required to seek an additional waiver from our lenders under our senior credit facility and possibly seek another amendment to our senior credit facility. We can provide no assurance that the lenders under our senior credit facility would grant us any waiver or amendment which might become necessary. If we failed to meet any of our debt covenants and our lenders did not grant a waiver or amend our facility, they would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of our three outstanding series of preferred stock the right to elect two directors per series to our board of directors. We can provide no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

Contractual Obligations and Commitments

      We are obligated under the terms of our debt facilities, programming contracts, cable distribution agreements and operating lease agreements and employment contracts as of December 31, 2002 to make future payments as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$3,144	$3,385	$50,199	$297,247	$78	$696,493	$1,050,546
Programming contracts	21,475	5,500	1,300	—	—	—	28,275
Obligations to CBS	15,664	16,509	11,419	2,097	—	—	45,689
Cable agreements	5,246	554	179	—	—	—	5,979
Operating leases and employment contracts	19,044	14,733	13,251	13,287	12,831	116,885	190,031

	$64,573	$40,681	$76,348	$312,631	$12,909	$813,378	$1,320,520

      See Note 15 in the accompanying consolidated financial statements for a summary of the redemption features of our mandatorily redeemable preferred stock.

      Under the terms of our programming contracts, as of December 31, 2002 we have committed to pay for certain programs for which we currently do not have airing rights as follows (in thousands):

2003	$11,216
2004	1,649
2005	900

$13,765

      On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. (“CBS”) and Crown Media United States, LLC (“Crown Media”) to sublicense our rights to broadcast the television series Touched By An Angel(“Touched”) to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, we will receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period commencing August 2002 and the remaining $8.8 million of which will be paid over a three-year period commencing August 2003. In addition, Crown Media is obligated to sub-license future seasons from us should CBS renew the series.

      Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of December 31, 2002, amounts due or committed to CBS totaled approximately $64.0 million (including commitments of approximately $18.3 million for the 2002/2003 season to be made available in the future). The transaction resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

      We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of December 31, 2002, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $30.0 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

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

      Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of December 31, 2002, our obligation to CBS and our receivable from Crown Media related to Touched are due as follows (in thousands):

	Obligations	Future	Amounts Due from
	to CBS	Commitments to CBS	Crown Media	Total

2003	$15,664	$1,742	$(13,939)	$3,467
2004	16,509	2,742	(12,867)	6,384
2005	11,419	6,699	(7,506)	10,612
2006	2,097	7,094	—	9,191

	45,689	18,277	(34,312)	29,654
Amount representing interest	—	—	4,304	4,304

	$45,689	$18,277	$(30,008)	$33,958

New Accounting Pronouncements

      Effective January 1, 2002, we adopted SFAS 142. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives. No goodwill and FCC license impairment loss was recognized upon adoption. However, due to the deferred tax consequences of SFAS 142 described above, we were required to increase our deferred tax asset valuation allowance in 2002. Under SFAS 142, we no longer amortize goodwill and FCC license intangibles (which we believe have indefinite lives). Under previous accounting standards, these assets were being amortized over 25 years. Had we not amortized our goodwill and indefinite lived intangibles pursuant to SFAS 142 in 2001 and 2000, our net loss attributable to common stockholders for the years ended December 31, 2001 and 2000 would have been approximately $325.1 million, or $5.04 per share, and $366.8 million, or $5.77 per share, respectively.

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Among other matters, SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of related income taxes. As a result, debt extinguishments used as part of an entity’s risk management strategy will no longer meet the criteria for classification as extraordinary items. The provisions of SFAS 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. We will adopt SFAS 145 effective January 1, 2003. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified as appropriate.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. As described above, we early adopted the provisions of SFAS 146 in the fourth quarter of 2002.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The tables below provide information about our market sensitive financial instruments and constitute “forward-looking statements.” All items described are non-trading.

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

	Expected Maturity Date

								Fair Value
								December 31,
December 31, 2002	2003	2004	2005	2006	2007	Thereafter	Total	2002
(in thousands)
Variable rate debt	$3,144	$3,385	$50,199	$297,247	$78	$230	$354,283	$354,283
Average interest rates	4.74%	5.62%	6.46%	7.42%	7.86%	7.86%
Interest rate swap	144,000	—	—	—	—	—	144,000	(3,146)
Average pay rate	6.89%
Average receive rate	4.64%

	Expected Maturity Date

								Fair Value
								December 31,
December 31, 2001	2002	2003	2004	2005	2006	Thereafter	Total	2001
(in thousands)
Variable rate debt	$2,899	$3,004	$3,107	$22,617	$297,247	$307	$329,181	$329,181
Average interest rates	5.45%	7.74%	9.03%	9.05%	9.00%	9.47%
Interest rate swap	—	144,000	—	—	—	—	144,000	(1,350)
Average pay rate	6.64%	6.64%
Average receive rate	5.39%	7.40%

Item 8.	Financial Statements and Supplementary Financial Data

      The response to this item is submitted in a separate section of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 16, 2003.

Item 11.	Executive Compensation

      Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 16, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 16, 2003.

Item 13.	Certain Relationships and Related Transactions

      Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 16, 2003.

Item 14.	Controls and Procedures

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

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

      3. For Exhibits see Item 15(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.27, 10.28, 10.157, 10.202, 10.207.1, 10.208, 10.208.1, 10.224, 10.225, 10.226 and 10.227 of Item 15(c) below.

      (b) Reports on Form 8-K.

      The Company filed a Form 8-K, dated November 1, 2002, under Item 9. “Regulation FD Disclosure” disclosing that it closed on the sale of its television station WPXB TV-60, serving the Merrimack, New Hampshire market, to NBC for a cash purchase price of $26.0 million.

      The Company filed a Form 8-K, dated December 12, 2002, under Item 5. “Other Events” reporting that the Company and National Broadcasting Company, Inc. amended the Investment Agreement, dated September 15, 1999, between the Company and NBC, and agreed that, for the 60-day redemption period commencing September 15, 2002 only, the period during which NBC may demand redemption of its shares of Series B preferred stock shall expire at 5 p.m., Eastern Standard Time, on Friday, April 4, 2003. Additionally, NBC agreed not to demand redemption thereunder prior to March 28, 2003 without giving the Company five days’ prior written notice.

      The Company filed a Form 8-K, dated December 16, 2002, under Item 9. “Regulation FD Disclosure” disclosing that its President and Chief Executive Officer, Jeff Sagansky has accepted the role of Vice-Chairman of the Board of Directors of the Company. In addition, the Company’s Chairman, Lowell W. Paxson, assumed the role of Chief Executive Officer in addition to his role of Chairman of the Board of Directors, and Dean Goodman, the Chief Operating Officer of the Company, became President as well as Chief Operating Officer of the Company.

      The Company filed a Form 8-K, dated December 23, 2002, under Item 5. “Other Events” reporting that the Company commenced an offer to exchange eligible options to purchase shares of its Class A common stock for new options to be granted under its 1998 Stock Incentive Plan.

      (c) List of Exhibits:

Exhibit
Number		Description of Exhibits

3.1.1	—	Certificate of Incorporation of the Company(2)
3.1.6	—	Certificate of Designation of the Company’s 9 3/4% Series A Convertible Preferred Stock(7)
3.1.7	—	Certificate of Designation of the Company’s 13 1/4% Cumulative Junior Exchangeable Preferred Stock(7)
3.1.8	—	Certificate of Designation of the Company’s 8% Series B Convertible Exchangeable Preferred Stock(9)
3.2	—	Bylaws of the Company(12)
4.4	—	Investment Agreement, dated as of September 15, 1999, by and between Paxson Communications Corporation and National Broadcasting Company, Inc.(9)
4.4.1	—	Stockholder Agreement, dated as of September 15, 1999, among Paxson Communications Corporation, National Broadcasting Company, Inc., Lowell W. Paxson, Second Crystal Diamond Limited Partnership and Paxson Enterprises, Inc.(9)
4.4.2	—	Class A Common Stock Purchase Warrant, dated September 15, 1999, with respect to up to 13,065,507 shares of Class A Common Stock(9)
4.4.3	—	Class A Common Stock Purchase Warrant, dated September 15, 1999, with respect to up to 18,966,620 shares of Class A Common Stock(9)
4.4.5	—	Form of Indenture with respect to the Company’s 8% Exchange Debentures due 2009(9)
4.4.6	—	Registration Rights Agreement, dated September 15, 1999, between Paxson Communications Corporation and National Broadcasting Company, Inc.(9)
4.5	—	Indenture, dated as of June 10, 1998, by and between the Company, the Guarantors named therein and the Bank of New York, as Trustee, with respect to the New Exchange Debentures(7)
4.6	—	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10 3/4% Senior Subordinated Notes due 2008(13)
4.7	—	Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent for the Lenders and as Collateral Agent for the Secured Parties, Union Bank of California, N.A., as Syndication Agent for the Lenders, and CIBC Inc. and General Electric Capital Corporation, as Co-Documentation Agents for the Lenders(13)
4.7.1	—	Amendment No. 1, dated as of January 7, 2002, to the Credit Agreement, dated as of July 12, 2001, amount the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (16)
4.7.2	—	Amendment No. 2, dated as of June 28, 2002, to the Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (17)
4.7.3	—	Amendment No. 3, dated as of November 4, 2002, to the Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (18)
4.7.4	—	Waiver, dated as of March 13, 2003, between the Company and Citicorp USA, Inc., as Administrative Agent for the Lenders
4.8	—	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12 1/4% Senior Subordinated Discount Notes due 2009 (15)
10.27	—	Paxson Communications Corp. Profit Sharing Plan(1)
10.28	—	Paxson Communications Corp. Stock Incentive Plan(1)

Exhibit
Number		Description of Exhibits

10.83	—	Lease Agreement, dated June 14, 1994, between Paxson Communications of Tampa-66, Inc. and The Christian Network, Inc. for lease of production and distribution facilities at WFCT-TV(3)
10.157	—	Paxson Communications Corporation 1996 Stock Incentive Plan(4)
10.183	—	Stock Purchase Agreement, dated September 9, 1997, by and among Channel 46 of Tucson, Inc., Paxson Communications of Tucson-46, Inc. and Sungilt Corporation, Inc.(5)
10.186	—	Option Agreement, dated November 14, 1997, by and between Paxson Communications Corporation and Flinn Broadcasting Corporation for Television station WCCL-TV, New Orleans, Louisiana(6)
10.187	—	Option Agreement, dated November 14, 1997, by and between Paxson Communications Corporation and Flinn Broadcasting Corporation for Television station WFBI-TV, Memphis, Tennessee(6)
10.193.1	—	Programming Agreement, dated August 11, 1998, by and between Paxson Communications of Chicago-38, Inc. and Christian Communications of Chicagoland Inc.(6)
10.202	—	Paxson Communications Corporation 1998 Stock Incentive Plan(7)
10.207.1	—	Agreement, dated December 16, 2002, by and between the Company and Jeffrey Sagansky
10.208	—	Employment Agreement, dated October 16, 1999, by and between the Company and Lowell W. Paxson(10)
10.208.1	—	Amendment to Employment Agreement, dated as of December 16, 2002, by and between the Company and Lowell W. Paxson
10.209	—	Asset Purchase Agreement, dated November 21, 1999, by and between Paxson Communications Corporation and DP Media, Inc.(10)
10.209.1	—	Restated and Amended Asset Purchase Agreement, dated November 21, 1999, by and between Paxson Communications Corporation and DP Media(11)
10.210	—	Asset Purchase Agreement dated April 30, 1999, by and between DP Media of Boston, Inc. and Boston University Communications, Inc. for television stations WABU (TV), Boston, MA WZBU (TV), Vineyard Haven, MA WNBU (TV), Concord, NH and Low Power television station W67BA (TV) Dennis, MA(10)
10.217	—	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.6)(13)
10.218	—	Registration Rights Agreement, dated July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., as Initial Purchasers(14)
10.219	—	First Supplemental Indenture, dated as of August 2, 2001, by and among the Company, S&E Network, Inc., the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee(14)
10.220	—	Purchase Agreement, dated June 29, 2001, among by the Company, the Subsidiary Guarantors party thereto, and Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., as Initial Purchasers(15)
10.221	—	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12 1/4% Senior Subordinated Discount Notes due 2009 (incorporated by reference to Exhibit 4.8)(15)
10.222	—	Registration Rights Agreement, dated January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and Salomon Smith Barney Inc., UBS Warburg LLC, Bear, Stearns & Co. Inc. and Credit Suisse First Boston Corporation, as Representatives of the Initial Purchasers(15)

Exhibit
Number		Description of Exhibits

10.223	—	Purchase Agreement, dated January 7, 2002, among by the Company, the Subsidiary Guarantors party thereto, and Salomon Smith Barney Inc., UBS Warburg LLC, Bear, Stearns & Co. Inc., and Credit Suisse First Boston Corporation, as representatives of the Initial Purchasers(15)
10.224	—	Employment Agreement, dated September 25, 2001, by and between the Company and Anthony L. Morrison(15)
10.225	—	Employment Agreement, dated October 1, 2001, by and between the Company and Dean M. Goodman(15)
10.226	—	Amended and Restated Employment Agreement, dated March 12, 2002, by and between the Company and Thomas E. Severson, Jr.(15)
10.227	—	Employment Agreement, dated as of December 31, 2001, by and between the Company and Seth A. Grossman(15)
21	—	Subsidiaries of the Company
23	—	Consent of PricewaterhouseCoopers LLP
99.1	—	Tax Exemption Savings Agreement, dated May 15, 1994, between the Company and The Christian Network, Inc.(3)
99.2	—	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	—	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416, and incorporated herein by reference.
(2)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995, and incorporated herein by reference.
(3)	Filed with the Company’s Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473, and incorporated herein by reference.
(4)	Filed with the Company’s Registration Statement on Form S-8, filed January 22, 1997, Registration No. 333-20163, and incorporated herein by reference.
(5)	Filed with the Company’s Quarterly Report on Form 10-Q, dated September 30, 1997, and incorporated herein by reference.
(6)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 1997, and incorporated herein by reference.
(7)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.
(8)	Filed with the Company’s Quarterly Report on Form 10-Q, dated September 30, 1999, and incorporated herein by reference.
(9)	Filed with the Company’s Form 8-K dated September 15, 1999 and incorporated herein by reference.

(10)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 1999, and incorporated herein by reference.
(11)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2000, and incorporated herein by reference.
(12)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.
(13)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.
(14)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed September 10, 2001, Registration No. 333-69192, and incorporated herein by reference.
(15)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.
(16)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2002, and incorporated herein by reference.
(17)	Filed with the Company’s Form 8-K, dated June 28, 2002, and incorporated herein by reference.

(18)	Filed with the Company’s Quarterly Report on Form 10-Q, dated September 30, 2002, and incorporated herein by reference.

(d)	The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm Beach, State of Florida, on March 28, 2003.

PAXSON COMMUNICATIONS
CORPORATION

By: /s/ LOWELL W. PAXSON

Lowell W. Paxson
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LOWELL W. PAXSON Lowell W. Paxson	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ JEFFREY SAGANSKY Jeffrey Sagansky	Vice Chairman of the Board and Director	March 28, 2003

/s/ THOMAS E. SEVERSON, JR Thomas E. Severson, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ RONALD L. RUBIN Ronald L. Rubin	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 28, 2003
/s/ BRUCE L. BURNHAM Bruce L. Burnham	Director	March 28, 2003
/s/ JAMES L. GREENWALD James L. Greenwald	Director	March 28, 2003
/s/ JOHN E. OXENDINE John E. Oxendine	Director	March 28, 2003
/s/ HENRY J. BRANDON Henry J. Brandon	Director	March 28, 2003

CERTIFICATIONS

      I, Lowell W. Paxson, Chairman and Chief Executive Officer of Paxson Communications Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of Paxson Communications Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LOWELL W. PAXSON

Lowell W. Paxson
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: March 28, 2003

      I, Thomas E. Severson, Jr., Senior Vice President and Chief Financial Officer of Paxson Communications Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of Paxson Communications Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS E. SEVERSON JR.

Thomas E. Severson, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: March 28, 2003

PAXSON COMMUNICATIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
of Paxson Communications Corporation:

      In our opinion, the consolidated financial statements referred to under Item 15(a)(1) on page 48 and listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Paxson Communications Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to under Item 15(a)(2) on page 48 and listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 1, during 2002 the Company ceased amortizing its indefinite lived intangible assets, including FCC licenses and goodwill.

PricewaterhouseCoopers LLP

Miami, Florida
March 27, 2003

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$25,765	$83,858
Short-term investments	17,073	12,150
Accounts receivable, less allowance for doubtful accounts of $2,100 and $3,635, respectively	28,810	29,728
Program rights	33,998	65,370
Amounts due from Crown Media	11,239	—
Prepaid expenses and other current assets	5,028	5,650

Total current assets	121,913	196,756
Property and equipment, net	129,383	133,443
Intangible assets, net	884,898	901,996
Program rights, net of current portion	35,972	89,672
Amounts due from Crown Media, net of current portion	18,769	—
Investments in broadcast properties	8,777	15,271
Assets held for sale	23,540	24,383
Other assets, net	27,757	22,154

Total assets	$1,251,009	$1,383,675

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$34,720	$25,858
Accrued interest	14,621	15,220
Obligations for program rights	21,475	76,169
Obligations to CBS	15,664	—
Obligations for cable distribution rights	5,246	12,325
Deferred revenue from satellite distribution rights	7,839	6,414
Current portion of bank financing	3,144	2,899

Total current liabilities	102,709	138,885
Obligations for program rights, net of current portion	6,800	43,396
Obligations to CBS, net of current portion	30,025	—
Obligations for cable distribution rights, net of current portion	733	710
Deferred revenue from satellite distribution rights, net of current portion	9,210	11,776
Deferred income taxes	136,286	—
Senior subordinated notes and bank financing	896,957	526,281
Other liabilities	23,653	36,510

Total liabilities	1,206,373	757,558

Mandatorily redeemable preferred stock	993,101	1,164,160

Commitments and contingencies (Note 18)	—	—

Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized and 56,568,827 and 56,380,177 shares issued and outstanding	57	56
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Common stock warrants and call option	68,384	68,384
Stock subscription notes receivable	(747)	(1,088)
Additional paid-in capital	513,109	512,194
Deferred stock option compensation	(2,460)	(6,537)
Accumulated deficit	(1,523,670)	(1,109,710)
Accumulated other comprehensive loss	(3,146)	(1,350)

Total stockholders’ deficit	(948,465)	(538,043)

Total liabilities, mandatorily redeemable preferred stock and stockholders’ deficit	$1,251,009	$1,383,675

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended December 31,

	2002	2001	2000

Revenues	$321,896	$308,806	$315,936
Less: agency commissions	(44,975)	(43,480)	(44,044)

Net revenues	276,921	265,326	271,892

Expenses:
Programming and broadcast operations (excluding stock-based compensation of $575, $1,113 and $351)	51,204	43,030	39,001
Program rights amortization	77,980	84,808	100,324
Selling, general and administrative (excluding stock-based compensation of $3,235, $9,048 and $13,515)	132,305	119,427	137,436
Business interruption insurance proceeds	(1,617)	—	—
Time brokerage and affiliation fees	4,079	3,621	5,259
Stock-based compensation	3,810	10,161	13,866
Adjustment of programming to net realizable value	41,270	66,992	24,400
Restructuring charges	2,173	(1,229)	5,760
Depreciation and amortization	58,529	96,248	96,881

Total operating expenses	369,733	423,058	422,927

Operating loss	(92,812)	(157,732)	(151,035)
Other income (expense):
Interest expense	(85,214)	(49,722)	(47,973)
Interest income	2,363	4,538	14,022
Other expenses, net	(388)	(4,049)	(4,965)
Gain on modification of program rights obligations	1,520	932	10,221
Gain on sale of broadcast assets	25,170	12,274	1,325

Loss before income taxes and extraordinary item	(149,361)	(193,759)	(178,405)
Income tax provision	(136,948)	(120)	(120)

Loss before extraordinary item	(286,309)	(193,879)	(178,525)
Extraordinary item	(17,552)	(9,903)	—

Net loss	(303,861)	(203,782)	(178,525)
Dividends and accretion on redeemable preferred stock	(110,099)	(146,656)	(137,674)
Beneficial conversion feature on issuance of convertible preferred stock	—	—	(75,130)

Net loss available to common stockholders	$(413,960)	$(350,438)	$(391,329)

Basic and diluted loss per share:
Loss before extraordinary item	$(6.11)	$(5.28)	$(6.16)
Extraordinary item	(0.27)	(0.15)	—

Net loss	$(6.38)	$(5.43)	$(6.16)

Weighted average shares outstanding	64,849,068	64,508,761	63,515,340

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

			Common
			Stock	Stock				Accumulated	Total
	Common Stock		Warrants	Subscription	Additional	Deferred		Other	Stockholders’
			and Call	Notes	Paid-in	Stock Option	Accumulated	Comprehensive	Equity	Comprehensive
	Class A	Class B	Option	Receivable	Capital	Compensation	Deficit	Loss	(Deficit)	Loss

Balance at December 31, 1999.	$55	$8	$68,245	$(1,270)	$417,652	$(20,026)	$(367,943)	$—	$96,721
Net loss							(178,525)		(178,525)	$(178,525)

Stock issued for acquisition					251				251
Deferred stock option compensation					700	(700)			—
Stock-based compensation			139			13,727			13,866
Stock options exercised	1				5,571				5,572
Cumulative effect adjustment for beneficial conversion feature					75,130		(75,130)		—
Dividends on redeemable and convertible preferred stock							(111,203)		(111,203)
Accretion on redeemable preferred stock							(26,471)		(26,471)

Balance at December 31, 2000.	56	8	68,384	(1,270)	499,304	(6,999)	(759,272)	—	(199,789)
Comprehensive loss:
Net loss							(203,782)		(203,782)	$(203,782)
Unrealized loss on interest rate swap								(1,350)	(1,350)	(1,350)

Comprehensive loss										$(205,132)

Deferred stock option compensation					9,699	(9,699)			—
Stock-based compensation						10,161			10,161
Stock options exercised					3,191				3,191
Repayment of stock subscription notes receivable				182					182
Dividends on redeemable and convertible preferred stock							(117,056)		(117,056)
Accretion on redeemable preferred stock							(29,600)		(29,600)

Balance at December 31, 2001.	56	8	68,384	(1,088)	512,194	(6,537)	(1,109,710)	(1,350)	(538,043)
Comprehensive Loss:
Net loss							(303,861)		(303,861)	$(303,861)
Unrealized loss on interest rate swap								(1,796)	(1,796)	(1,796)

Comprehensive loss										$(305,657)

Deferred stock option compensation					(267)	267			—
Stock-based compensation						3,810			3,810
Stock options exercised	1				1,182				1,183
Interest on stock subscription notes receivable				(489)					(489)
Reserve on stock subscription notes receivable				830					830
Dividends on redeemable and convertible preferred stock							(88,373)		(88,373)
Accretion on redeemable preferred stock							(21,726)		(21,726)

Balance at December 31, 2002.	$57	$8	$68,384	$(747)	$513,109	$(2,460)	$(1,523,670)	$(3,146)	$(948,465)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(303,861)	$(203,782)	$(178,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,529	96,248	96,881
Stock-based compensation	3,810	10,161	13,866
Extraordinary loss on extinguishment of debt	17,552	9,903	—
Non-cash restructuring charge	486	(1,229)	5,677
Program rights amortization	77,980	84,808	100,324
Adjustment of programming to net realizable value	41,270	66,992	24,400
Payments for cable distribution rights	(9,286)	(14,418)	(10,727)
Non-cash barter revenue	(659)	(2,168)	(1,102)
Program rights payments and deposits	(116,243)	(130,566)	(128,288)
Provision for doubtful accounts	(126)	2,119	3,277
Deferred income tax provision	136,286	—	—
Reserve on stock subscription notes receivable	830	—	—
Loss on sale or disposal of assets	2,264	2,908	3,449
Gain on sale of broadcast assets	(25,170)	(12,274)	(1,325)
Equity in (income) loss of unconsolidated investment	(460)	—	539
Accretion on senior subordinated discount notes	37,480	—	—
Gain on modification of program rights obligations	(1,520)	(932)	(9,230)
Gain on insurance recoveries	(1,697)	—	—
Changes in assets and liabilities:
Decrease (increase) in restricted cash and short-term investments	—	13,729	(5,571)
Decrease (increase) in accounts receivable	1,139	3,593	(2,654)
Decrease in amounts due from Crown Media	3,221	—	—
Decrease (increase) in prepaid expenses and other current assets	354	(959)	712
Decrease in other assets	7,842	6,531	9,393
Increase in accounts payable and accrued liabilities	5,088	3,808	266
(Decrease) increase in accrued interest	(599)	4,756	2,602
Decrease in obligations to CBS	(9,938)	—	—

Net cash used in operating activities	(75,428)	(60,772)	(76,036)

Cash flows from investing activities:
(Increase) decrease in short-term investments	(4,923)	37,851	74,987
Acquisitions of broadcasting properties	(265)	(15,679)	(74,180)
Increase in investments in broadcast properties	—	—	(2,957)
Purchases of property and equipment	(31,177)	(35,213)	(25,110)
Proceeds from sales of broadcast assets	26,647	27,122	14,476
Proceeds from sale of broadcast towers and property and equipment	143	34,396	—
Proceeds from insurance recoveries	2,722	—	—
Other	(836)	—	—

Net cash (used in) provided by investing activities	(7,689)	48,477	(12,784)

Cash flows from financing activities:
Borrowings of long-term debt	336,338	539,767	19,452
Repayments of long-term debt	(2,898)	(416,924)	(2,018)
Redemption of preferred stock	—	(59,102)	—
Redemption of 12 1/4% exchange debentures	(284,410)	—	—
Payment of loan origination costs	(10,886)	(13,787)	(920)
Preferred stock dividends	—	(3,783)	(7,092)
Debt extinguishment premium and costs	(14,302)	(4,754)	—
Proceeds from exercise of common stock options, net	1,182	3,191	5,572
Repayment of stock subscription notes receivable	—	182	—

Net cash provided by financing activities	25,024	44,790	14,994

(Decrease) increase in cash and cash equivalents	(58,093)	32,495	(73,826)
Cash and cash equivalents, beginning of year	83,858	51,363	125,189

Cash and cash equivalents, end of year	$25,765	$83,858	$51,363

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

      Paxson Communications Corporation (the “Company”), a Delaware corporation, was organized in 1993. The Company owns and operates television stations nationwide, and on August 31, 1998, launched PAX TV. PAX TV is the brand name for the programming that the Company broadcasts through its owned, operated and affiliated television stations, as well as certain cable and satellite system affiliates.

      The Company has engaged the firm of Bear Stearns & Co. Inc. to act as its financial advisor and explore strategic alternatives for the Company, which may include the sale of all or part of the Company’s assets to a third party, finding a strategic partner for the Company, or finding a third party to purchase the equity of the Company. The Company’s ability to pursue strategic alternatives is subject to various limitations and issues which it may be unable to control. See Note 18.

      The consolidated financial statements include the accounts of the Company and its subsidiaries and those of DP Media, Inc. (“DP Media”), a company acquired in June 2000. Prior to acquisition, DP Media was beneficially owned by family members of Lowell W. Paxson (“Mr. Paxson”), the Company’s Chairman and principal shareholder. The financial position and results of operations of DP Media have been included in the Company’s consolidated financial statements since September 1999 (see Note 4). All significant inter-company balances and transactions have been eliminated.

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

Property and Equipment

      Purchases of property and equipment, including additions and improvements and expenditures for repairs and maintenance that significantly add to productivity or extend the economic lives of assets, are capitalized at cost and depreciated using the straight line method over their estimated useful lives as follows (see Note 6):

Broadcasting towers and equipment	6-30 years
Office furniture and equipment	5-10 years
Buildings and building improvements	15-40 years
Leasehold improvements	Term of lease
Aircraft, vehicles and other	5 years

      Maintenance, repairs, and minor replacements are charged to expense as incurred.

Intangible Assets

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their estimated useful

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lives. The Company tests its goodwill and FCC license intangible assets for impairment by comparing the estimated fair values of those assets, based upon an independent appraisal, with their recorded amounts on an aggregate basis as a single reporting unit since the Company operates PAX TV as a consolidated distribution platform. No goodwill or FCC license intangible asset impairment loss was recognized upon adoption. However, due to the deferred tax consequences of SFAS 142, the Company was required to increase its deferred tax asset valuation allowance in 2002. In addition, the Company tested its goodwill and FCC license intangible assets for impairment as of December 31, 2002. No impairment charge was required as a result of this testing.

      Under SFAS 142, the Company no longer amortizes goodwill and FCC license intangibles (which the Company believes have indefinite lives). Under previous accounting standards, these assets were being amortized over 25 years.

      The following table shows the effect on loss available to common stockholders before extraordinary item and net loss per share had the Company not amortized its goodwill and indefinite lived intangible pursuant to SFAS 142 during 2001 and 2000 (in thousands, except per share data):

	For the Twelve Months Ended
	December 31,

	2002	2001	2000

Reported loss available to common stockholders before extraordinary item	$(396,408)	$(340,535)	$(391,329)
Add: FCC license amortization	—	36,771	36,088
Add: Goodwill amortization	—	2,733	1,612
Deduct: Deferred taxes	—	(14,203)	(13,122)

Adjusted loss before extraordinary item	$(396,408)	$(315,234)	$(366,751)

Basic and diluted loss per share:
Reported loss available to common stockholders before extraordinary item	$(6.11)	$(5.28)	$(6.16)
FCC license amortization	—	0.57	0.57
Goodwill amortization	—	0.04	0.03
Deferred taxes	—	(0.22)	(0.21)

Adjusted loss before extraordinary item	$(6.11)	$(4.89)	$(5.77)

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the effect on net loss available to common stockholders and net loss per share had the Company adopted SFAS 142 on January 1, 2000 (in thousands, except per share data):

	For the Twelve Months Ended
	December 31,

	2002	2001	2000

Reported net loss available to common stockholders	$(413,960)	$(350,438)	$(391,329)
Add: FCC license amortization	—	36,771	36,088
Add: Goodwill amortization	—	2,733	1,612
Deduct: Deferred taxes	—	(14,203)	(13,122)

Adjusted net loss available to common stockholders	$(413,960)	$(325,137)	$(366,751)

Basic and diluted loss per share:
Reported net loss available to common stockholders	$(6.38)	$(5.43)	$(6.16)
FCC license amortization	—	0.57	0.57
Goodwill amortization	—	0.04	0.03
Deferred taxes	—	(0.22)	(0.21)

Adjusted net loss available to common stockholders	$(6.38)	$(5.04)	$(5.77)

      The Company’s amortizable intangible assets are recorded at cost and amortized using the straight line method over their estimated useful lives as follows (see Note 7):

Cable distribution rights	Generally 7 years
Covenants not to compete	Generally 3 years
Favorable lease and other contracts	Contract term

Program Rights

      The Company’s programming consists of both originally developed programs and syndicated programs that have previously aired on other networks. The Company generally has unlimited exclusive domestic broadcast rights for its original programs. For syndicated programs, the Company licenses the exclusive domestic distribution rights for a fixed cost over the license term. Program rights are carried at the lower of unamortized cost or estimated net realizable value. Program rights and the related liabilities are recorded at the contractual amounts when the programming is available to air. Original programming generally is amortized over three years. Syndicated programming rights are amortized over the licensing agreement term using the greater of the straight line per run or straight line over the license term method. The estimated costs of programming which will be amortized during the next year are included in current assets; program rights obligations which become due within the next year are included in current liabilities.

      The Company periodically evaluates the net realizable value of its program rights based on anticipated future usage of programming and the anticipated future ratings and related advertising revenue to be generated on a daypart basis. The Company also evaluates whether future revenues will be sufficient to recover the cost of programs the Company is committed to purchase in the future and, if estimated future revenues are insufficient, the Company accrues a loss related to its programming commitments. As further described in Note 8, during the years ended December 31, 2002, 2001 and 2000, the Company recorded charges of approximately $41.3 million, $67.0 million and $24.4 million, respectively, related to the write-down of program rights to their estimated net realizable value and losses on programming commitments.

Cable Distribution Rights

      The Company has agreements under which it receives cable carriage of its PAX TV programming on certain cable systems in markets not currently served by a Company owned television station. The Company

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pays fees based on the number of cable television subscribers reached and in certain instances provides local advertising airtime during PAX TV programming. Cable distribution rights are recorded when the Company receives affidavits of subscribers delivered. Cable distribution rights are amortized over seven years using the straight line method. Obligations for cable distribution rights which will be paid within the next year are included in current liabilities.

      The Company has also entered into agreements with cable system operators to improve its channel positioning on local cable systems in markets served by Company owned stations. Amounts paid for channel improvement are amortized over the shorter of the term of the agreement or five years using the straight line method.

Satellite Distribution Rights

      The Company has entered into agreements with satellite television providers for carriage on their systems in exchange for advertising credits. The Company has recorded satellite distribution rights based on the estimated value of the advertising credits at prevailing rates in effect at the time these agreements were entered into. Satellite distribution rights are amortized over five to seven years using the straight line method. Deferred revenue from satellite distribution rights is recognized as advertising revenue when advertising credits are utilized. An estimate of the advertising credit that will be utilized within the next year is included in current liabilities.

Investments in Broadcast Properties

      Investments in broadcast properties represent the Company’s purchase options in entities owning television broadcasting stations. In connection with these agreements, the Company has obtained the right to provide programming for the related stations pursuant to time brokerage agreements (“TBAs”) and has options to purchase certain of the related station assets and FCC licenses at various amounts and terms (see Note 18).

Long-Lived Assets

      Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144”). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      The Company reviews long-lived assets and reserves for impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. If the Company’s analysis indicates that a possible impairment exists, the Company is required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows. It is possible that the estimated life of certain long-lived assets will be reduced significantly in the near term due to the anticipated industry migration from analog to digital broadcasting. If and when the Company becomes aware of such a reduction of useful lives, depreciation expense will be adjusted prospectively to ensure assets are fully depreciated upon migration.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company classifies assets as held for sale following criteria in established in SFAS 144, including when, in the opinion of management, the sale of the asset is probable of completion within one year. Assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. The Company does not depreciate assets while they are classified as held for sale. The results of operations of assets held for sale are not classified as discontinued operations since they are not considered a component under SFAS 144.

Derivative Financial Instruments

      The Company’s derivative financial instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      The Company utilizes an interest rate swap to manage the impact of interest rate changes on the Company’s senior credit facility borrowings. Under the interest rate swap, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments is recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the cost of the underlying exposure position over the remaining periods originally covered by the terminated swap. If all or part of an underlying position is terminated, the related pro-rata portion of any unrecognized gain or loss on the swap is recognized in income at that time as part of the gain or loss on the termination.

Other Comprehensive Loss

      Other comprehensive loss represents the unrealized loss on the Company’s interest rate swap accounted for as a cash flow hedge totaling approximately $1.8 million and $1.4 million for the years ended December 31, 2002 and 2001, respectively. No income tax benefit has been recorded related to these losses due to uncertainty regarding realization of the Company’s deferred tax assets. No reclassification adjustments were recorded in 2002 and 2001. There were no components of other comprehensive loss in 2000.

Revenue Recognition

      Revenue is recognized as commercial spots are aired and ratings guarantees to advertisers, as applicable, are achieved.

Time Brokerage Agreements

      The Company operates certain stations under TBAs whereby the Company has agreed to provide the station with programming and sells and retains all advertising revenue during such programming. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with FCC policies. The Company pays a fixed fee to the station owner as well as certain expenses of the station and performs other functions. The financial results of TBA operated stations are included in the Company’s statements of operations from the date of commencement of the TBA.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      Employee stock options are accounted for using the intrinsic value method. Stock-based compensation to non-employees is accounted for using the fair value method. When options are granted to employees, a non-cash charge representing the difference between the exercise price and the quoted market price of the common stock underlying the vested options on the date of grant is recorded as stock-based compensation expense with the balance deferred and amortized over the remaining vesting period.

      Had compensation expense for the Company’s option plans been determined using the fair value method the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss available to common stockholders:
As reported	$(413,960)	$(350,438)	$(391,329)
Add: Stock-based compensation expense included in reported net loss	3,810	10,161	13,866
Deduct: Total stock-based compensation expense determined under the fair value method	(7,317)	(18,310)	(33,243)

Pro forma net loss	$(417,467)	$(358,587)	$(410,706)

Basic and diluted net loss per share:
As reported	$(6.38)	$(5.43)	$(6.16)
Pro forma	(6.44)	(5.56)	(6.47)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility range of 50% to 73%, and risk free interest rates of 3.0% to 6.9% and weighted average expected option terms of .5 to 7.5 years.

Income Taxes

      The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The Company’s income tax provision consists of taxes currently payable, if any, and the change during the year of deferred tax assets and liabilities.

      As previously described, upon adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes its goodwill and FCC license intangibles. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, the Company is required under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to adopting SFAS 142, the Company considered its deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of its deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill are no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance totaling approximately $136.3 million during the year ended

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002. In addition, the Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.

Per Share Data

      Basic and diluted loss per share was computed by dividing the net loss less dividends and accretion and the effect of beneficial conversion features on redeemable preferred stock by the weighted average number of common shares outstanding during the period. Because of losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company’s presentation of diluted earnings per share is the same as that of basic earnings per share.

      The following securities, which could potentially dilute earnings per share in the future, were not included in the computation of diluted earnings per share, because to do so would have been antidilutive for the periods presented (in thousands):

	2002	2001	2000

Stock options outstanding	11,426	12,652	10,974
Class A common stock warrants outstanding	32,428	32,428	32,428
Class A common stock reserved under convertible securities	39,167	38,500	37,893

	83,021	83,580	81,295

      As further described in Note 21, in January 2003, the Company consummated a stock option exchange offer resulting in the issuance of approximately 2.6 million shares of Class A common stock. After consummation of the stock option exchange, the Company had approximately 1.8 million options to purchase shares of Class A common stock remaining outstanding and approximately 6.4 million options available for grant.

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

Reclassifications

      Certain reclassifications have been made to prior year’s financial statements to conform with the 2002 presentation.

New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Among other matters, SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of related income taxes. As a result, debt extinguishments used as part of an entity’s risk management strategy will no longer meet the criteria for classification as extraordinary items. The provisions of SFAS 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The Company will adopt SFAS 145 effective January 1, 2003. Any gain or loss on

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified as appropriate.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company early adopted the provisions of SFAS 146 in the fourth quarter of 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

2. NBC TRANSACTION:

      Effective September 15, 1999 (the “Issue Date”), the Company entered into an Investment Agreement (the “Investment Agreement”) with National Broadcasting Company, Inc. (“NBC”), pursuant to which NBC purchased shares of convertible exchangeable preferred stock (the “Series B Convertible Preferred Stock”), and common stock purchase warrants from the Company for an aggregate purchase price of $415 million. Further, Mr. Paxson and certain entities controlled by Mr. Paxson granted NBC the right (the “Call Right”) to purchase all (but not less than all) 8,311,639 shares of Class B Common Stock of the Company beneficially owned by Mr. Paxson.

      The common stock purchase warrants issued to NBC consist of a warrant to purchase up to 13,065,507 shares of Class A Common Stock at an exercise price of $12.60 per share (“Warrant A”) and a warrant to purchase up to 18,966,620 shares of Class A Common Stock (“Warrant B”) at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price). The Warrants are exercisable through September 2009 subject to certain conditions and limitations.

      The Call Right has a per share exercise price equal to the higher of (i) the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the exercise of the Call Right (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale prices), and (ii) $20.00. The owners of the shares which are subject to the Call Right may not transfer such shares prior to the sixth anniversary of the Issue Date, and may not convert such shares into any other securities of the Company (including shares of Class A Common Stock). Exercise of the Call Right is subject to compliance with applicable provisions of the Communications Act of 1934, as amended (the “Communications Act”), and the rules and regulations of the FCC. The Call Right may not be exercised until Warrant A and Warrant B have been exercised in full. The Call Right expires on the tenth anniversary of the Issue Date, or prior thereto under certain circumstances.

      The Company valued the common stock purchase warrants issued to NBC and the Call Right at $66.7 million. The Company recorded this value along with transaction costs as a reduction of the face value of the Series B Convertible Preferred Stock. Such discount was accreted as preferred stock dividends through September 2002 using the interest method.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Series B Convertible Preferred Stock was issued with a conversion price per share that was less than the closing price of the Class A Common Stock at the Issue Date. As a result, the Company recognized a beneficial conversion feature in connection with the issuance of the stock equal to the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion of the Series B Convertible Preferred Stock. The amount of the beneficial conversion feature initially calculated for the 1999 fiscal year totaling approximately $65.5 million was reflected as a preferred stock dividend during 1999 and allocated to additional paid-in capital in the accompanying balance sheet because the preferred stock was immediately convertible. In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus regarding the accounting for beneficial conversion features which required the Company to recalculate the beneficial conversion feature utilizing the accounting conversion price as opposed to the stated conversion price used for 1999. This change resulted in a cumulative catch-up adjustment totaling approximately $75.1 million which was recorded as a preferred stock dividend in the fourth quarter of 2000.

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

      NBC, the Company, Mr. Paxson and certain entities controlled by Mr. Paxson also entered into a Stockholder Agreement, pursuant to which, if permitted by the Communications Act and FCC rules and regulations, the Company may nominate persons named by NBC for election to the Company’s board of directors and Mr. Paxson and his affiliates have agreed to vote their shares of common stock in favor of the election of such persons as directors of the Company. Should no NBC nominee be serving as a member of the Company’s board of directors, then NBC may appoint two observers to attend all board meetings. The Stockholder Agreement further provides that the Company shall not, without the prior written consent of NBC, enter into certain agreements or adopt certain plans, as set forth in the Stockholder Agreement, which would be breached or violated upon the acquisition of the Company securities by NBC or its affiliates or would otherwise restrict or impede the ability of NBC or its affiliates to acquire additional shares of capital stock of the Company.

      The Company and NBC have entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBC provides network sales, marketing and research services for the Company’s PAX TV Network, national advertising sales services and Joint Sales Agreements (“JSA”) between the Company’s stations and NBC’s owned and operated stations serving the same markets. Pursuant to the terms of the JSAs, the NBC stations sell all non-network spot advertising of the Company’s stations and receive commission compensation for such sales and the Company’s stations may agree to carry one hour per day of the NBC station’s syndicated or news programming. Certain Company station operations, including sales operations, are integrated with the corresponding functions of the related NBC station and the Company reimburses NBC for the cost of performing these operations. During the years ended December 31, 2002, 2001 and 2000, the Company incurred expenses totaling approximately $20.8 million, $19.1 million and $17.8 million, respectively, for commission compensation and cost reimbursements under these agreements.

3. RESTRUCTURING PLANS:

      During the fourth quarter of 2002, the Company adopted a plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company’s cash operating expenditures. In connection with this plan, the Company recorded a restructuring charge of approximately $2.6 million consisting of $2.2 million in termination benefits for 95 employees and $0.4 million

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for costs associated with the existing leased properties and consolidating certain operations. As of December 31, 2002, the Company has paid $1.5 million in termination benefits to 85 employees and paid $0.2 million of lease termination and other costs. The Company has accounted for these costs pursuant to SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) which the Company early adopted in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additional restructuring costs, if any, will be recognized in 2003 as they are incurred.

      In connection with the NBC strategic relationship, the Company entered into JSAs with certain of NBC’s owned and operated stations in 1999 and 2000. During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into JSAs primarily with NBC affiliate stations in each of the Company’s remaining non-JSA markets. To date, the Company has entered into JSAs for 52 of its television stations, 19 of which entered into JSAs prior to adoption of the formal JSA restructuring plan. Under the JSA structure, the Company generally terminates its station sales staff. The JSA partner then provides local and national spot advertising sales management and representation to the Company station and integrates and co-locates the Company station operations. The Company’s restructuring plan included two major components: (1) termination of 226 station sales and administrative employees; and (2) exiting Company studio and sales office leased properties. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000 consisting of $2.7 million of termination benefits and $3.1 million of costs associated with exiting leased properties which will no longer be utilized upon implementation of the JSAs. Through December 31, 2002, the Company has paid termination benefits to 83 employees totaling approximately $1.6 million and paid lease termination costs of approximately $1.9 million, which were charged against the restructuring reserve. The Company has substantially completed the JSA restructuring plan, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

      In 2002, the Company reversed approximately $0.5 million of restructuring reserves primarily related to two stations which had not entered into JSA’s and certain other reserves which were no longer required. In 2001, the Company reversed approximately $1.2 million of restructuring reserves primarily related to four stations which had not entered into JSA’s and certain other reserves which were no longer required.

      The following summarizes the activity in the Company’s restructuring reserves for the years ended December 31, 2002 and 2001 (in thousands):

		Amounts Charged
	Balance	(Credited) to Costs	Cash	Balance
	December 31, 2001	and Expenses	Deductions	December 31, 2002

Corporate Restructuring
Accrued liabilities:
Lease and other costs	$—	$422	$(160)	$262
Severance	—	2,218	(1,486)	732

	$—	$2,640	$(1,646)	$994

JSA Restructuring
Accrued liabilities:
Lease costs	$1,717	$(194)	$(995)	$528
Severance	382	(273)	(109)	—

	$2,099	$(467)	$(1,104)	$528

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Amounts Credited
	Balance	to Cash	Cash	Balance
	December 31, 2001	and Expenses	Deductions	December 31, 2002

JSA Restructuring
Accrued liabilities:
Lease costs	$3,091	$(430)	$(944)	$1,717
Severance	2,586	(799)	(1,405)	382

	$5,677	$(1,229)	$(2,349)	$2,099

      During 2000, the Company recognized severance and lease termination costs related to JSAs entered into prior to management’s approval of the restructuring plan totaling approximately $942,000 which are included in selling, general and administrative expenses.

4. CERTAIN TRANSACTIONS WITH RELATED PARTIES:

      In addition to the transactions with NBC described in Note 2, the Company has entered into certain operating and financing transactions with related parties as described below.

DP Media, Inc.

      In June 2000, the Company completed the acquisition of DP Media for aggregate consideration of $113.5 million, $106.0 million of which had previously been advanced by the Company during 1999. DP Media’s assets included a 32% equity interest in a limited liability company controlled by the former stockholders of DP Media, which owns television station WWDP in Norwell, Massachusetts. The Company is entitled to receive a 45% distribution of the proceeds upon sale of the station. The Company allocated the aggregate purchase price of DP Media to the assets acquired and liabilities assumed based on their relative fair market values. The Company accounts for its equity interest in WWDP utilizing the equity method of accounting and has recorded its equity investment in WWDP within other assets. In December 2002, the owners of WWDP entered into an agreement to sell WWDP to Valuevision Media Acquisition, Inc. for a purchase price of $32.5 million, of which the Company expects to receive proceeds of $14.6 million. The sale is expected to close in the second quarter of 2003.

The Christian Network, Inc.

      The Company has entered into several agreements with The Christian Network, Inc. and certain of its for profit subsidiaries (individually and collectively referred to herein as “CNI”). The Christian Network, Inc. is a section 501(c)(3) not-for-profit corporation to which Mr. Paxson, the majority stockholder of the Company, has been a substantial contributor and of which he was a member of the Board of Stewards through 1993.

      CNI Master Agreement. In connection with the NBC transactions described elsewhere herein, in September 1999 the Company entered into a Master Agreement for Overnight Programming, Use of Digital Capacity and Public Interest Programming with CNI, pursuant to which the Company granted CNI, for a term of 50 years (with automatic ten year renewals, subject to certain limited conditions), certain rights to continue broadcasting CNI’s programming on Company stations during the hours of 1:00 a.m. to 6:00 a.m. When digital programming begins, the Company will make a digital channel available for CNI’s use for 24 hour CNI digital programming. See Note 18 for additional discussion of CNI Master Agreement.

      License Agreement. The Company and CNI entered into a three year agreement in March 1999 under which the Company pays license fees to CNI to broadcast CNI’s religious programming. The license agreement expired in May 2002 without being renewed. During the years ended December 31, 2002, 2001 and 2000, the Company paid license fees in connection with this agreement of approximately $93,000, $215,000 and $210,000, respectively.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      CNI Tax Indemnification Agreement. The Company and CNI entered into an agreement in May 1994 (the “CNI Agreement”) under which the Company agreed that, if the tax exempt status of CNI were jeopardized by virtue of its relationships with the Company and its subsidiaries, the Company would take certain actions to ensure that CNI’s tax exempt status would no longer be so jeopardized. Such steps could include, but not be limited to, rescission of one or more transactions or payment of additional funds by the Company. If the Company’s activities with CNI are consistent with the terms governing their relationship, the Company believes that it will not be required to take any actions under the CNI Agreement. However, there can be no assurance that the Company will not be required to take any actions under the CNI Agreement at a material cost to the Company.

      Worship Channel Studio. CNI and the Company have contracted for the Company to lease CNI’s television production and distribution facility, the Worship Channel Studio. As the lease expires in July 2003, the Company has entered into negotiations with CNI to extend or renew the lease. The Company utilizes this facility primarily as its network operations center and originates the PAX TV network signal from this location. During the years ended December 31, 2002, 2001 and 2000, the Company incurred rental charges in connection with this agreement of $209,000, $205,000 and $199,000 respectively.

Aircraft Lease

      During 1997, the Company entered into a three year aircraft lease with a company which is owned by Mr. Paxson. The lease was for a Boeing 727 aircraft with monthly payments of approximately $64,000. Effective, January 1, 2001 the Company no longer leased the aircraft. In connection with such lease, the Company incurred rental costs of approximately $759,000 during the year ended December 31, 2000.

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

      During 2002, the Company sold its interest in its television station WPXB, serving the Merrimack, NH market, for consideration of approximately $26 million and realized a pre-tax gain of approximately $24.5 million on this sale. During 2001, the Company sold interests in five stations for aggregate consideration of approximately $31.9 million and realized pre-tax gains of approximately $12.3 million on these sales. During 2000, the Company sold interests in four stations for aggregate consideration of approximately $14.5 million and realized pre-tax gains of approximately $1.3 million on these sales.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. PROPERTY AND EQUIPMENT:

      Property and equipment consist of the following (in thousands):

	2002	2001

Broadcasting towers and equipment	$232,651	$216,545
Office furniture and equipment	19,595	19,582
Buildings and leasehold improvements	15,475	13,443
Land and land improvements	667	790
Aircraft, vehicles and other	3,593	3,441

	271,981	253,801
Accumulated depreciation	(142,598)	(120,358)

Property and equipment, net	$129,383	$133,443

      Depreciation expense aggregated approximately $33.3 million, $37.1 million and $37.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. In connection with restructuring activities described in Note 3, the Company identified certain leasehold improvements and office furniture and equipment which would no longer be used in its operations upon exiting certain leased properties. The Company prospectively shortened the estimated remaining useful lives through the expected disposal date of these assets resulting in approximately $3.1 million and $2.1 million of additional depreciation expense in 2001 and 2000, respectively.

      As described in Note 11, the Company’s senior credit facility is secured by all assets of the Company, including property and equipment.

7. INTANGIBLE ASSETS:

      Intangible assets consist of the following (in thousands):

	December 31, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Cable and satellite distribution rights	$129,379	$(78,205)	$127,302	$(59,181)
Other	5,441	(4,263)	5,441	(4,090)
Indefinite lived intangible assets:
FCC licenses	777,993	—	777,971	—
Goodwill	54,553	—	54,553	—

	$967,366	$(82,468)	$965,267	$(63,271)

      As discussed in Note 1, upon adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes FCC licenses and goodwill. Amortization expense related to intangible assets aggregated $19.2 million, $59.1 million and $59.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Estimated future amortization expense is as follows for the periods indicated (in thousands):

2003	$19,787
2004	19,746
2005	11,719
2006	560
2007	210

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. PROGRAM RIGHTS:

      Program rights consist of the following (in thousands):

	2002	2001

Program rights	$319,843	$394,847
Accumulated amortization	(249,873)	(239,805)

	69,970	155,042
Less: current portion	(33,998)	(65,370)

Program rights, net	$35,972	$89,672

      Program rights amortization expense aggregated $78.0 million, $84.8 million and $100.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      As of December 31, 2002, the Company’s programming contracts require collective payments by the Company of approximately $42.0 million as follows (in thousands):

	Obligations for
	Program	Program Rights
	Rights	Commitments	Total

2003	$21,475	$11,216	$32,691
2004	5,500	1,649	7,149
2005	1,300	900	2,200

	$28,275	$13,765	$42,040

      Effective January 2003, the Company modified its programming schedule by reducing the PAX TV programming hours primarily during the daytime period and replacing such hours with long form paid programming. As a result of this change, the Company no longer plans to air certain syndicated and original programs. Therefore, the Company revised its estimate of future advertising revenues to be generated related to these programs and recognized a charge of approximately $38.4 million in the fourth quarter of 2002 related to these programming assets. Additionally, as further described below, in the second quarter of 2002 the Company recorded a $2.9 million accrued programming loss related to programming commitments for Touched By An Angel.

      In 2001, the Company adjusted its estimate of the anticipated future usage of Touched By An Angel and certain other syndicated programs and the related advertising revenues expected to be generated and recognized a charge of approximately $67.0 million related to the net realizable value of these programming assets and related programming commitments. The charge included a $22.2 million accrued loss related to programming commitments which is included in other liabilities in the accompanying December 31, 2001 balance sheet. As further described below, in 2002 the Company sublicensed the programming rights to Touched By An Angel to the Crown Media United States, LLC (“Crown Media”). In 2000, the Company adjusted the carrying value of certain of its program rights to net realizable value resulting in an expense of approximately $24.4 million.

      On August 1, 2002, the Company entered into agreements with a subsidiary of CBS Broadcasting, Inc. (“CBS”) and Crown Media to sublicense the Company’s rights to broadcast the television series Touched By An Angel (“Touched”) to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, the Company will receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period commencing August 2002 and the remaining $8.8 million, for the 2002/2003 season, will be paid over a three-year period commencing August 2003. In addition, Crown Media is obligated to sublicense future seasons of Touched from the Company should CBS renew the series.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of the Company’s agreement with CBS, the Company remains obligated to CBS for amounts due under its pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of December 31, 2002, amounts due or committed to CBS totaled approximately $64.0 million (including commitments of approximately $18.3 million for the 2002/2003 season to be made available in the future). The sub-license transaction resulted in a gain of approximately $4 million which represents the excess of the present value of amounts due from Crown Media over the carrying value of the Touched programming asset. This gain is being deferred over the term of the Crown Media agreement.

      The Company has a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of December 31, 2002, the maximum amount of loss due to credit risk that the Company would sustain if Crown Media failed to perform under the agreement totaled approximately $30.0 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, the Company has the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments. Therefore, should Crown Media fail to perform under the agreement, the Company could regain its exclusive rights to broadcast Touched on PAX TV pursuant to its existing licensing agreement with CBS.

      Under its agreement with CBS, the Company is required to license future seasons of Touched from CBS if the series is renewed by CBS. Under its sublicense agreement with Crown Media, Crown Media is obligated to sublicense such future seasons from the Company. The Company’s financial obligation to CBS for such seasons will exceed the sublicense fees to be received from Crown Media, resulting in accrued programming losses to the extent the series is renewed in future seasons. During the second quarter of 2002, upon the decision by CBS to renew Touched for the 2002/2003 season, the Company became obligated to license the 2002/2003 season, resulting in an accrued programming loss of approximately $10.7 million. This amount was offset in part by a reduction in the Company’s estimated loss on the 2001/2002 season of approximately $7.8 million, resulting in a net accrued programming loss of $2.9 million in the second quarter of 2002. The change in estimate for the 2001/2002 season was due to the sublicensing agreement with Crown Media and a lower number of episodes produced than previously estimated.

      As of December 31, 2002, the Company’s obligation and commitments to CBS and the Company’s receivable from Crown Media related to Touched are due as follows (in thousands):

	Obligations	Future
	Due to	Commitments	Amounts Due from
	CBS	to CBS	Crown Media

2003.	$15,664	$1,742	$(13,939)
2004.	16,509	2,742	(12,867)
2005.	11,419	6,699	(7,506)
2006.	2,097	7,094	—

	45,689	18,277	(34,312)
Amount representing interest	—	—	4,304

	$45,689	$18,277	$(30,008)

      In March 2000, the Company gave up its rights to air certain syndicated programming, in exchange for approximately $4.9 million in cash and forgiveness of the remaining programming rights payments due under the original programming agreement. This transaction resulted in a gain of approximately $9.9 million. In September 2000, the Company assigned certain other programming rights to a third party who assumed the Company’s remaining payment obligation. In connection with this transaction, $2.8 million of deferred gain was recorded. The deferred gain is being amortized over the term of the third party’s assumed payments as the Company remains liable should the third party default.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recognized into income a portion of the deferred gains related to these modifications of program rights totaling approximately $1.5 million, $0.9 million and $10.2 million in 2002, 2001 and 2000, respectively.

9. ASSETS HELD FOR SALE:

      In October 2002, the Company completed the sale of its television station WPXB, serving Merrimack, New Hampshire, to NBC. The Company received cash proceeds of $26 million from the sale. In July 2002, the Company entered into an agreement to sell the assets of its television station KPXF, serving Fresno, California, to Univision Communications, Inc. for a cash purchase price of $35 million. The Fresno station sale closed in February, 2003.

      In November 2002, the Company entered into an agreement to sell the assets of its television stations WMPX, serving Portland-Auburn, Maine, and WPXO, serving St. Croix, U.S. Virgin Islands for an aggregate cash purchase price of $10 million. The sale of these stations is expected to close by the end of the second quarter of 2003.

      As described in Note 18, the Company is in the process of completing the sale of certain broadcast towers with a net book value of $9.1 million which are included in assets held for sale.

      Assets held for sale consist of the following (in thousands):

	December 31,	December 31,
	2002	2001

Intangible assets, net	$9,587	$10,151
Property and equipment, net	13,742	14,198
Other assets	211	34

	$23,540	$24,383

10. OBLIGATIONS FOR CABLE DISTRIBUTION RIGHTS:

      As of December 31, 2002, obligations for cable distribution rights require collective payments by the Company of approximately $6.0 million as follows (in thousands):

2003	$5,246
2004	554
2005	179

$5,979

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. SENIOR SUBORDINATED NOTES AND BANK FINANCING:

      Senior subordinated notes and bank financing consists of the following (in thousands):

	2002	2001

Senior Subordinated Discount Notes, yielding 12 1/4%, due 2009	$496,263	$—
10 3/4% Senior Subordinated Notes, due 2008.	200,000	200,000
Senior Credit Facility, secured by all assets of the Company:
• $25 million revolving line of credit, maturing June 30, 2006, interest at LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% at the Company’s option (5.24% and 5.43% at December 31, 2002 and 2001, respectively)	25,000	25,000
• $50 million Term A loan, maturing December 31, 2005, interest at LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% at the Company’s option (4.97% and 5.33% at December 31, 2002 and 2001, respectively), quarterly principal payments beginning September 30, 2003	48,000	20,000
• $285 million Term B loan, maturing June 30, 2006, interest at LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% at the Company’s option (5.40% and 6.16% at December 31, 2002 and 2001, respectively), quarterly principal payments beginning September 2001	280,725	283,575
Other	558	605

	1,050,546	529,180
Less: discount on Senior Subordinated Discount Notes	(150,445)	—
Less: current portion	(3,144)	(2,899)

	$896,957	$526,281

      In January 2002, the Company completed an offering of senior subordinated discount notes due in 2009 (the “Discount Notes”). Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance the Company’s 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of the Company’s 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The Discount Notes were sold at a discounted price of 62.132% of the principal amount at maturity which represents a yield to maturity of 12 1/4%. Cash interest on the notes will be payable semi-annually beginning on July 15, 2006. The Discount Notes are guaranteed by the Company’s subsidiaries. The Company recognized an extraordinary loss due to early extinguishment of debt totaling $17.6 million in the first quarter of 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures. See Note 1 for a discussion of a new accounting pronouncement effective in 2003 which will require the reclassification of the Company’s extraordinary charges.

      The Discount Notes are redeemable at the Company’s option on or after January 15, 2006 at the redemption prices set forth below (expressed as a percentage of the face value) plus accrued and unpaid interest, if any, to the date of redemption.

Twelve Month Period
Beginning January 15,

2006	106.125%
2007	103.063%
2008 and thereafter	100.000%

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 12, 2001, the Company completed a $560 million financing consisting of a $360 million senior credit facility and $200 million of 10 3/4% Senior Subordinated Notes due 2008 (the “Notes”). Proceeds from the initial funding under the new senior credit facility and the 10 3/4% Senior Subordinated Notes offering were used to repay all of the Company’s indebtedness and obligations under its previously existing credit facilities which were scheduled to mature in June 2002, to redeem its 11 5/8% Senior Subordinated Notes and its 12% redeemable preferred stock, as well as to pay redemption premiums, fees and expenses in connection with the refinancing. In 2001, the Company recognized an extraordinary loss related to early extinguishment of debt totaling approximately $9.9 million resulting primarily from the write-off of unamortized debt costs related to the refinanced indebtedness and the redemption premium and costs associated with the repayment of the 11 5/8% Senior Subordinated Notes.

      The Notes are due in 2008 and interest on the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2002. The Notes are redeemable at the Company’s option on or after July 15, 2005 at the redemption prices set forth below (expressed as a percentage of the face value) plus accrued interest to the date of redemption:

Twelve Month Period
Beginning July 15,

2005	105.375%
2006	102.688%
2007	100.000%

      The Discount Notes and Notes contain certain covenants, which, among other things, restrict additional indebtedness, payment of dividends, stock issuance of subsidiaries, certain investments and transfers or sales of assets, and provide for the repurchase of the Notes in the event of a change in control of the Company. The Discount Notes and Notes are general unsecured obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company and senior in right to all future subordinated indebtedness of the Company.

      The $360 million senior credit facility consists of a $25 million revolving credit facility maturing June 2006, a $50 million Term A facility maturing December 2005 and a $285 million Term B facility maturing June 2006. The revolving credit facility is available for general corporate purposes and the Term A facility is available to fund capital expenditures. The interest rate under the bank facility, as amended, is LIBOR plus 3.25% or Base Rate (as defined) plus 2.25%, at the Company’s option. In September 2001, the Company entered into an interest rate swap in the notional amount of $144.0 million to hedge the impact of interest rate changes on a portion of our variable rate indebtedness. The fixed rate under the swap is 3.64% (6.89% including the spread over LIBOR under the senior credit facility) and variable rates are indexed to LIBOR.

      The Company’s senior credit facility contains various covenants restricting the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting its activities. On June 28, 2002, the Company and its lenders amended the senior credit facility to, among other things, reduce the minimum required levels of net revenues and EBITDA for certain periods under the facility’s financial covenants and allow the Company to retain the proceeds from certain planned asset sales for general corporate purposes. In connection with the amendment, the interest rates were increased to LIBOR plus 3.25% or Base Rate (as defined) plus 2.25%, at the Company’s option, and the Company paid an amendment fee of $0.9 million. On November 4, 2002 the Company and its lenders amended the Company’s senior credit facility to, among other things, exclude from EBITDA, as defined, up to $10 million of restructuring costs the Company may incur through June 30, 2003 related to the Company’s plan to consolidate certain of its operations, reduce personnel and modify its programming schedule as further discussed in Note 3. In addition, the amendment allows the Company to record up to $40 million of non-cash programming cost write downs to net realizable value

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through June 30, 2003 related to changes to its programming schedule. In connection with the amendment, the Company incurred costs of approximately $0.6 million.

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

      On March 13, 2003, the Company obtained a waiver from its lenders under the senior credit facility whereby the Company’s lenders waived compliance with respect to the twelve-month trailing minimum net revenue covenants for each of the fiscal quarters ended June 30, September 30 and December 30, 2003, subject to a $250 million minimum net revenue floor in each period. Failure to meet the minimum net revenue covenants in these waiver periods will result in a fee equal to 0.125% of the outstanding principal amount under the facility for each period subject to the waiver, provided the Company’s net revenues are not less than the $250 million waiver floor. In connection with the waiver, the Company paid an upfront fee of approximately $0.5 million.

      At December 31, 2002, the Company was in compliance with its amended covenants. The Company believes that it will continue to be in compliance with these amended covenants through the end of fiscal 2003. As previously described, the Company has received a waiver from its lenders under the senior credit facility with respect to the twelve-month trailing minimum net revenue covenants for each of the fiscal quarters ended June 30, September 30 and December 30, 2003, subject a $250 million minimum net revenue floor in each period. However, there can be no assurance that the Company will continue to be in compliance with these covenants in future periods. If the Company were to violate any of these covenants and/or the terms of the March 2003 waiver, the Company would be required to seek an additional waiver from its lenders under the senior credit facility and possibly seek another amendment to the senior credit facility. There can be no assurance that the Company’s lenders under its senior credit facility would grant the Company any waiver or amendment which might become necessary. If the Company failed to meet any of its debt covenants and the Company’s lenders did not grant a waiver or amend the facility, the lenders would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the Notes and Discount Note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of the Company’s three outstanding series of preferred stock the right to elect two directors per series to the Company’s Board of Directors. There can be no assurance that the Company would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

      Aggregate maturities of senior subordinated notes and bank financing at December 31, 2002 are as follows (in thousands):

2003	$3,144
2004	3,385
2005	50,199
2006	297,247
2007	78
Thereafter	696,493

$1,050,546

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Company’s senior subordinated note and bank financing, the Company has incurred debt issuance costs totaling approximately $24.7 million which are being amortized to interest expense over the term of the indebtedness using the effective interest method.

12. DERIVATIVE FINANCIAL INSTRUMENTS:

      The Company has entered into an interest rate swap with a financial institution to manage the impact of interest rate changes on the Company’s variable rate indebtedness. This interest rate swap has an aggregate notional amount of $144.0 million and contractually matures in 2003. The fixed rate under the swap is 3.64% (6.89% including the spread over LIBOR under the Company’s senior credit facility) and variable rates are indexed to LIBOR.

      The amounts exchanged by the counterparties to interest rate derivatives are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate derivatives form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Company’s exposure as an end user of derivative financial instruments.

      The Company is exposed to credit related losses in the event of non-performance by counterparties to derivative financial instruments. The Company monitors the credit worthiness of the counterparties and presently does not expect default by any of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments.

      The Company has accounted for the swap as a cash flow hedge pursuant to SFAS No. 133, as amended, with changes in the fair value included as a component of other comprehensive loss. At December 31, 2002 and 2001, the fair value of the swap was a liability of approximately $3.1 million and $1.4 million, respectively.

13. INCOME TAXES:

      The (provision) benefit for federal and state income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000

Current:
Federal	$(542)	$—	$—
State	(120)	(120)	(120)

	(662)	(120)	(120)

Deferred:
Federal	50,723	66,821	58,485
State	4,348	5,728	5,013
Change in valuation allowance	(191,357)	(72,549)	(63,498)

	(136,286)	—	—

Total provision for income taxes	$(136,948)	$(120)	$(120)

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$295,876	$243,112
Programming rights	30,805	29,306
Deferred compensation	18,844	17,731
Deferred interest expense	12,138	—
Other	1,415	2,583

	359,078	292,732
Deferred tax asset valuation allowance	(348,110)	(156,753)

	10,968	135,979
Deferred tax liabilities:
Basis difference on fixed and intangible assets	(147,254)	(135,979)

Net deferred tax liability	$(136,286)	$—

      The reconciliation of income tax (provision) benefit computed at the U.S. federal statutory tax rate, to the (provision) benefit for income taxes is as follows (in thousands):

	2002	2001	2000

Tax benefit at U.S. federal statutory tax rate	$58,651	$71,281	$62,442
State income tax benefit, net of federal tax	5,024	5,958	5,145
Non-deductible preferred stock redemption premium	(6,647)	—	—
Disqualified original issue discount	(2,104)	—	—
Non-deductible items	(515)	(1,773)	(1,548)
Valuation allowance	(191,357)	(72,549)	(63,498)
Other	—	(3,037)	(2,661)

Provision for income taxes	$(136,948)	$(120)	$(120)

      At December 31, 2002 and 2001, the Company has recorded a valuation allowance for its deferred tax assets net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. As previously described in Note 1, following the adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes FCC license intangible assets and goodwill for financial reporting purposes. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill are no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance totaling approximately $136.3 million during the year ended December 31, 2002.

      The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS is examining the Company’s 1997 tax return and has issued the Company a notice of proposed adjustment disallowing all of the Company’s gain deferral. The Company intends to contest this determination and, based upon the advice of its legal counsel, the Company believes it is likely that it will prevail. The Company can provide no assurance, however, that it will prevail. In addition, the IRS has issued the Company an alternative notice of proposed adjustment that, in the event the IRS is unsuccessful in disallowing all of the

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. The Company intends to contest this alternative determination as well, however the Company can provide no assurance that it will prevail. Should the IRS successfully challenge the Company’s position and disallow all or part of the gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses. The Company has estimated the amount of interest for which it could be held liable to be a maximum of approximately $15 million should the IRS succeed in disallowing all of the gain. However, should the IRS be successful in disallowing only part of the gain under its alternative proposed adjustment, the Company estimates it would be liable for only a nominal amount of interest.

      The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $779 million at December 31, 2002 expiring through 2022. A portion of the net operating losses, amounting to approximately $10.0 million, are limited to annual utilization as a result of a change in ownership occurring when the Company acquired the subsidiary. Additionally, further limitations on the utilization of the Company’s net operating tax loss carryforwards could result in the event of certain changes in the Company’s ownership.

14. STOCK INCENTIVE PLANS:

      The Company has established various stock incentive plans to provide incentives to officers, employees and others who perform services for the Company through awards of options and shares of restricted stock. Awards granted under the plans are at the discretion of the Company’s Compensation Committee and may be in the form of either incentive or nonqualified stock options or awards of restricted stock. Options granted under the plans generally vest over a four to five year period and expire ten years after the date of grant. In December 2002, the Company’s Board of Directors approved an amendment to the Company’s 1998 Stock Plan, subject to stockholder approval at the Company’s annual stockholder meeting on May 16, 2003, to increase the number of shares available for issuance by 1.0 million plus the number of additional shares (up to 1.7 million) subject to options granted outside of the plan (see below) that are tendered and cancelled in connection with the stock option exchange discussed below. At December 31, 2002, 1,854,428 shares of Class A common stock were available for additional awards under the plans.

      In May 2000, the Compensation Committee of the Board of Directors approved certain amendments to the terms of the stock options previously granted under the Company’s stock option plans. The amendments were as follows: (1) to extend the exercise period in the event of an involuntary termination other than for cause to three years from the date of termination (or the original expiration, if earlier); (2) to extend the exercise period in the event of a voluntary termination to one year from the date of termination (or the original expiration, if earlier); and (3) to retroactively revise the vesting schedule for those options which included a deferred vesting schedule over a five year period at the rates of 10%, 15%, 20%, 25% and 30% per year to a vesting schedule at the rate of 20% per year over a five year period. These modifications resulted in a new measurement date for purposes of measuring compensation expense for stock options outstanding at the date of the modification. However, no additional compensation expense was recognized as the intrinsic value at the modification date did not exceed the intrinsic value at the original measurement date.

      During 1999, the Compensation Committee of the Board of Directors reduced the per share exercise price of 840,000 unvested stock options held by the Company’s former CEO to $.01 and 360,000 vested stock options held by the Company’s former CEO to $1.00. The Company recognized stock based compensation of approximately $0.6 million, $2.3 million and $5.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, related to these options.

      A summary of the Company’s 1994, 1996 and 1998 stock option plans as of December 31, 2002, 2001 and 2000 and changes during the three years ending December 31, 2002 is presented below:

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	9,452,436	$5.91	7,774,286	$5.59	8,891,061	$6.31
Granted	80,500	7.25	2,303,750	7.25	515,000	7.25
Forfeited	(240,950)	7.25	(117,575)	8.23	(366,925)	6.88
Exercised	(188,650)	6.37	(508,025)	6.39	(1,264,850)	4.40

Outstanding, end of year	9,103,336	5.88	9,452,436	5.91	7,774,286	5.59

Weighted average fair value of options granted during the year		7.66		8.22		6.88

      The majority of the Company’s option grants have been at exercise prices of $7.25 and $3.42, prices which have historically been below the quoted market price of the underlying common stock at the date of grant.

      The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2002:

		Weighted
	Number	Average	Number
	Outstanding	Remaining	Exercisable at
	December 31,	Contractual	December 31,
Exercise Prices	2002	Life	2002

$0.01	840,000	5	840,000
$1.00	360,000	5	360,000
$3.42	1,080,311	2	1,080,311
$7.25	6,823,025	6	4,850,188

	9,103,336		7,130,499

      In addition to the options granted under its stock incentive plans, the Company has granted nonqualified options to purchase shares of its Class A common stock to members of senior management and others. Options outstanding under these grants totaled 2.3 million and 3.2 million at December 31, 2002 and 2001, respectively, with weighted average exercise prices of $8.62 and $10.39, respectively. During 2002, the Company’s Chairman and CEO forfeited 1.0 million options previously granted. The Company recognized stock-based compensation related to these grants of approximately $(0.4) million $0.9 million and $2.3 million for the years ended December 2002, 2001 and 2000, respectively.

      As further described in Note 21, in January 2003, the Company consummated a stock option exchange offer resulting in the issuance of approximately 2.6 million shares of Class A common stock. After consummation of the stock option exchange, the Company had approximately 1.8 million options to purchase shares of Class A common stock remaining outstanding and approximately 6.4 million options available for grant under its plans.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. MANDATORILY REDEEMABLE PREFERRED STOCK:

      The following represents a summary of the changes in the Company’s mandatorily redeemable preferred stock during the three years ended December 31, 2002 and the aggregate liquidation preference as of December 31, 2002 (in thousands):

			Junior
			Exchangeable		Series B
	Junior	Exchangeable	Preferred	Convertible	Convertible
	Preferred	Preferred	Stock	Preferred	Preferred
	Stock 12%	Stock 12 1/2%	13 1/4%	Stock 9 3/4%	Stock 8%	Total

Balance at December 31, 1999	$56,141	$217,561	$236,226	$83,644	$356,235	$949,807
Accretion	714	676	1,170	489	23,422	26,471
Accrual of cumulative dividends	7,092	28,641	33,458	8,812	33,200	111,203
Cash dividends	(7,092)	—	—	—	—	(7,092)

Balance at December 31, 2000	56,855	246,878	270,854	92,945	412,857	1,080,389
Accretion	2,247	679	1,177	492	25,005	29,600
Accrual of cumulative dividends	3,783	32,333	38,037	9,703	33,200	117,056
Cash dividends	(3,783)	—	—	—	—	(3,783)
Redemption	(59,102)	—	—	—	—	(59,102)

Balance at December 31, 2001	—	279,890	310,068	103,140	471,062	1,164,160
Accretion	—	24	1,185	496	20,021	21,726
Accrual of cumulative dividends	—	1,244	43,245	10,684	33,200	88,373
Exchange into debentures (see Note 11)	—	(281,158)	—	—	—	(281,158)

Balance at December 31, 2002	$—	$—	$354,498	$114,320	$524,283	$993,101

Aggregate liquidation preference at December 31, 2002.	$—	$—	$359,156	$116,340	$524,283	$999,779

Junior Preferred Stock 12%

      In July 2001, the Company redeemed all 33,000 shares issued and outstanding of its $0.001 par value Junior Preferred Stock (the “Junior Preferred Stock”). Prior to redemption, the Company paid cash dividends of approximately $3.8 million and $7.1 million in 2001 and 2000, respectively.

Exchangeable Preferred Stock 12 1/2%

      As discussed in Note 11, in January 2002 the Company exchanged all issued and outstanding shares of Exchangeable Preferred Stock in the amount of $281.2 million, including accumulated but unpaid dividends, into 12 1/2% Exchange Debentures. The 12 1/2% Exchange Debentures were then redeemed with proceeds from the issuance of the Discount Notes. At December 31, 2001, the Company had authorized 440,000 shares of $0.001 par value Cumulative Exchangeable Preferred Stock (the “Exchangeable Preferred Stock”) of which 277,380 were issued and outstanding as of December 31, 2001.

      During 2001 and 2000, the Company paid dividends of approximately $31.7 million and $28.1 million, respectively, by the issuance of additional shares of Exchangeable Preferred Stock. Accrued Exchangeable Preferred Stock dividends since the last dividend payment date aggregated approximately $5.8 million at December 31, 2001.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Junior Exchangeable Preferred Stock 13 1/4%

      During 1998, the Company issued 20,000 shares of Cumulative Junior Exchangeable Preferred Stock (the “Junior Exchangeable Preferred Stock”) with an aggregate $200 million liquidation preference for gross proceeds of an equivalent amount. At December 31, 2002 and 2001, the Company had authorized 72,000 shares of $0.001 par value Junior Exchangeable Preferred Stock of which 35,330 and 31,076 shares were issued and outstanding, respectively. Holders of the Junior Exchangeable Preferred Stock are entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase by 1% per annum for such dividend payment period. The Company intends to pay dividends in additional shares in 2003, therefore the dividend rate will increase to 14.25% after May 15, 2003.

      The Company is required to redeem all of the then outstanding Junior Exchangeable Preferred Stock on November 15, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Junior Exchangeable Preferred Stock is redeemable at the Company’s option at any time on or after May 15, 2003, at the redemption prices set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:

Twelve month
period
beginning May 15,

2003	106.625%
2004	103.313%
2005 and thereafter	100.000%

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

      During 2002, 2001 and 2000, the Company paid dividends of approximately $42.5 million, $37.4 million and $32.9 million, respectively, by the issuance of additional shares of Junior Exchangeable Preferred Stock. Accrued Junior Exchangeable Preferred Stock dividends since the last dividend payment date aggregated approximately $5.9 million and $5.1 million at December 31, 2002 and 2001, respectively.

Convertible Preferred Stock 9 3/4%

      During 1998, the Company issued 7,500 shares of Series A Convertible Preferred Stock (“Convertible Preferred Stock”) with an aggregate liquidation preference of $75 million, and warrants to purchase 240,000 shares of Class A common stock. Of the gross proceeds of $75 million, approximately $960,000 was allocated to the value of the warrants, which are exercisable at a price of $16 per share through June 2003. At December 31, 2002 and 2001, the Company had authorized 17,500 shares of $0.001 par value Convertible Preferred Stock of which 11,634 and 10,566 shares were issued and outstanding, respectively. Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 9 3/4%, payable quarterly beginning September 30, 1998 and accumulating from the issue date. The Company may pay dividends either in cash, in additional shares of Convertible Preferred Stock, or (subject to an increased dividend rate) by the issuance of shares of Class A common stock equal in value to the amount of such dividends.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, 2001 and 2000, the Company paid dividends of approximately $10.7 million, $9.7 million and $8.8 million, respectively, by the issuance of additional shares of Convertible Preferred Stock. At December 31, 2002 and 2001, there were no accrued and unpaid dividends on the Convertible Preferred Stock.

      The Company is required to redeem the Convertible Preferred Stock on December 31, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Convertible Preferred Stock is redeemable at the Company’s option at any time on or after June 30, 2003, at the redemption prices set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:

Twelve month period
beginning June 30,

2003	104.00%
2004	102.00%
2005 and thereafter	100.00%

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

      Holders of the Convertible Preferred Stock have voting rights on all matters submitted for a vote to the Company’s common stockholders and are entitled to one vote for each share of Class A common stock into which their Convertible Preferred Stock is convertible.

Series B Convertible Preferred Stock 8%

      Pursuant to the Investment Agreement, NBC acquired $415 million aggregate liquidation preference of a new series of the Company’s convertible exchangeable preferred stock which accrues cumulative dividends from the Issue Date at an annual rate of 8% and is convertible (subject to adjustment under the terms of the Certificate of Designation relating to the Series B Convertible Preferred Stock) into 31,896,032 shares of the Company’s Class A common stock at an initial conversion price of $13.01 per share, which increases at a rate equal to the dividend rate ($16.44 per share at December 31, 2002). On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock will be adjusted to a market rate determined by a nationally recognized independent investment banking firm chosen by the Company. At December 31, 2002 and 2001, the Company had 41,500 shares of $0.001 par value Series B Convertible Preferred Stock authorized, issued and outstanding.

      NBC has the right to demand that the Company redeem the Series B Convertible Preferred Stock for a period of 60 days beginning in September 2002 or annually thereafter through September 2009 and prior to such dates under certain circumstances related to the attribution to NBC of its investment in the Company under rules established by the FCC. The Company’s redemption obligation in respect of the Series B Convertible Preferred Stock is subject to the Company’s compliance with the terms of its existing debt and preferred stock instruments as well as the existence of funds on hand to consummate such redemption. With respect to the 60 day period that began on September 15, 2002, the Company has agreed with NBC to extend the duration of this period until April 4, 2003. If NBC exercises this right, the Company will have up to one year to consummate the redemption. If at any time during the one year redemption period, the terms of the Company’s outstanding debt and preferred stock do not prohibit the redemption and the Company has

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sufficient funds on hand to consummate the redemption, the Company must consummate the redemption at that time. NBC may not exercise Warrant A, Warrant B or its call right to purchase shares of Class B common stock beneficially owned by Mr. Paxson during the one year redemption period.

      Should the Company fail to effect a redemption within one year after NBC has exercised its right to demand that the Company redeem its securities, NBC will again be permitted to exercise Warrant A and Warrant B and its call right to acquire Mr. Paxson’s Class B common stock, and generally will be permitted to transfer, without restriction, any of the Company’s securities acquired by it, its call right to acquire Mr. Paxson’s Class B common stock, certain contractual rights, and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the call right to acquire Mr. Paxson’s Class B common stock shall expire, to the extent unexercised, 30 days after any such transfer. If NBC transfers any of the Company’s securities or its call right to acquire Mr. Paxson’s Class B common stock, the transferee will remain subject to the terms and conditions of such securities and such call right, including those limitations on exercise described above.

      NBC also has the right to require that the Company redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default (a “Default Redemption”). If NBC exercises this right, the Company will have up to 180 days to consummate the redemption. If at any time during the 180 day redemption period, the terms of the Company’s outstanding debt and preferred stock do not prohibit the redemption and the Company has sufficient funds on hand to consummate the redemption, the Company must consummate the redemption at that time. NBC may not exercise Warrant A, Warrant B or its right to purchase shares of Class B common stock beneficially owned by Mr. Paxson during the 180 day redemption period.

      Should the Company fail to effect a Default Redemption within 180 days after NBC has exercised its right to require the Company to redeem its securities, NBC will have 180 days within which to exercise Warrant A and Warrant B and its right to acquire Mr. Paxson’s Class B common stock, and generally will be permitted to transfer, without restriction, any of the Company’s securities acquired by it, NBC’s right to acquire Mr. Paxson’s Class B common stock, certain contractual rights, and NBC’s other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson’s Class B common stock shall expire, to the extent unexercised, 30 days after any such transfer. If NBC does not effect any of these transactions within the 180 day period, the Company will have the right, for 30 days, to redeem NBC’s securities. If the Company does not effect a redemption during this period, NBC will have the right to require the Company to effect, at our option, either a public sale or a liquidation of the Company and may participate as a bidder in any such transaction. If the highest bid in any public sale of the Company would be insufficient to pay NBC the redemption price of its securities, NBC will have a right of first refusal to purchase the Company for the highest bid amount. NBC will not be permitted to exercise Warrant A, Warrant B or its right to acquire Mr. Paxson’s Class B common stock during the public sale or liquidation process.

      Beginning on September 15, 2004, the Company has the right, at any time, to redeem any or all of our outstanding Series B preferred stock at a redemption price per share equal to the higher of:

•	$10,000 per share plus accrued and unpaid dividends; and

•	the product of 80% of the average of the closing sale prices of the Class A common stock for the 10 consecutive trading days ending on the trading day immediately preceding the Company’s notice to NBC exercising the redemption, and the number of shares of Class A common stock into which a share of Series B preferred stock is convertible.

      If the Company elects to redeem a portion of its outstanding Series B preferred stock, the Company is required to declare and pay, in full, all of the accumulated and unpaid dividends on the Series B preferred

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock. As of December 31, 2002 and 2001, accumulated and unpaid dividends on the Series B preferred stock aggregated approximately $109.3 million and $76.1 million, respectively.

      The Series B Convertible Preferred Stock is exchangeable, at the option of the holder, subject to the Company’s debt and preferred stock covenants limiting additional indebtedness but in any event not later than January 1, 2007, into convertible debentures of the Company ranking on a parity with the Company’s other subordinated indebtedness. Should NBC determine that the rules and regulations of the FCC prohibit it from holding shares of Class A common stock, NBC may convert the Series B Convertible Preferred Stock held by it into an equal number of shares of non-voting common stock of the Company, which non-voting common stock shall be immediately convertible into Class A common stock upon transfer by NBC.

Redemption Features of Preferred Stock

      The following table presents the redemption value of the three classes of preferred stock outstanding at December 31, 2002 should the Company elect to redeem the preferred stock in the indicated year, assuming no dividends are paid in cash prior to redemption (in thousands):

	Junior Exchangeable	Convertible Preferred	Series B Convertible
	Preferred Stock	Stock	Preferred Stock
	13 1/4%(1)	9 3/4%(2)	8%(3)

2003	$437,474	$133,228	$—
2004	486,697	143,880	582,383
2005	540,916	155,324	615,583
2006	609,879	171,029	648,783
2007	—	—	681,983

(1)	Mandatorily redeemable on November 15, 2006; redeemable by the Company on or after May 15, 2003.
(2)	Mandatorily redeemable on December 31, 2006; redeemable by the Company on or after June 30, 2003.
(3)	NBC has the right to demand redemption beginning in September 2002 and annually thereafter through September 2009, and prior to such dates under certain circumstances related to the attribution of NBC’s investment in the Company under rules established by the FCC. The Company has the right to redeem the Series B Convertible Preferred Stock in whole or in part commencing in September 2004 at the redemption value of such shares plus accrued and unpaid dividends.

Covenants Under Preferred Stock Terms

      The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets.

16. COMMON STOCK AND COMMON STOCK WARRANTS:

      On May 1, 2000, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of common stock from 197,500,000 shares to 327,500,000 shares, the number of authorized shares of Class A common stock from 150,000,000 shares to 215,000,000 shares and the number of authorized shares of Class C non-voting common stock, par value $0.001 per share, from 12,500,000 shares to 77,500,000 shares. No shares of the Company’s Class C common stock were issued or outstanding at December 31, 2002 or 2001.

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

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During December 1996, the Company approved a program under which it extended loans to certain members of management for the purchase of Company common stock in the open market by those individuals. The loans are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by the shares of stock purchased with the loan proceeds. The Company extended the maturity of all outstanding loans under this program until March 31, 2003. The outstanding principal balance on such loans was approximately $1.6 million and $1.1 million at December 31, 2002 and 2001, respectively and is reflected as stock subscription notes receivable in the accompanying balance sheets. The Company expects the note holders to make a partial payment on the loans totaling approximately $0.8 million upon maturity leaving an unpaid balance of $0.8 million. The Company fully intends to pursue collection of any unpaid balances due under these notes, however due to uncertainty regarding the timing and collection of unpaid balances, the Company recorded a reserve totaling $0.8 million in the fourth quarter of 2002.

      In connection with the NBC transaction discussed elsewhere herein, NBC acquired a warrant to purchase up to 13,065,507 shares of Class A Common stock at an exercise price of $12.60 per share (“Warrant A”) and a warrant to purchase up to 18,966,620 shares of Class A Common Stock (“Warrant B”) at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price). The Warrants are exercisable for ten years from the Issue Date, subject to certain conditions and limitations.

      In connection with the Series A Convertible Preferred Stock sale in June 1998, the Company issued warrants to purchase 240,000 shares of Class A common stock at an exercise price of $16. The warrants were valued at $960,000.

      In June 1998, the Company issued to an affiliate of a former member of its Board of Directors five year warrants entitling the holder to purchase 155,500 shares of Class A common stock at an exercise price of $16.00 per share. In March 2000, the Company reduced the exercise price of warrants held by the affiliate from $16.00 per share to $12.60 per share resulting in stock-based compensation expense of $139,000.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

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

      Long-term debt. The fair value of the Company’s long-term debt is estimated based on current market rates and instruments with the same risk and maturities. The fair value of the Company’s senior credit facility borrowings approximates its carrying value. The fair market value of the Company’s 10 3/4% and 12 1/4% senior

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subordinated notes are estimated based on year end quoted market prices for such securities. At December 31, 2002, the estimated fair value of the Company’s 10 3/4% and 12 1/4% senior subordinated notes were approximately $197.0 million and $310.8 million, respectively.

      Mandatorily redeemable securities. The fair value of the Company’s mandatorily redeemable preferred stock is estimated based on quoted market prices plus accumulated but unpaid dividends except for the Series B Convertible Preferred Stock which is estimated at the December 31, 2002 aggregate liquidation preference as no quoted market prices are available for these securities. The estimated fair value of the Company’s mandatorily redeemable preferred stock is as follows (in thousands):

Junior Exchangeable Preferred 13 1/4%	$195,740
Convertible Preferred 9 3/4%	46,536
Series B Convertible Preferred 8%	524,283

$766,559

18. COMMITMENTS AND CONTINGENCIES:

      Future minimum annual payments under non-cancelable operating leases for broadcasting facilities and equipment as of December 31, 2002 are as follows (in thousands):

2003	$16,987
2004	13,524
2005	13,251
2006	13,287
2007	12,831
Thereafter	116,885

$186,765

      The Company incurred total operating expenses of approximately $17.9 million, $14.9 million and $16.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, under these leases.

      As of December 31, 2002, the Company is obligated under employment agreements with its senior management to make payments totaling approximately $2.1 million in 2003 and $1.2 million in 2004.

      In December 2001, the Company completed the sale and leaseback of certain of its tower assets for aggregate proceeds of $34.0 million. This transaction resulted in a deferred gain of approximately $5.2 million which is being recognized over the lease term as a reduction of rent expense. As part of the transaction, the Company entered into operating leases related to both its analog and digital antennas at these facilities for terms of up to 20 years. Annual rent expense over the lease term is approximately $4.0 million. For certain tower assets with a net book value of approximately $9.1 million, the Company was temporarily unable to transfer title or assign leases to the buyer at closing. The Company expects to complete the majority of such transfers in 2003. These assets are included in assets held for sale in the accompanying December 31, 2002 and 2001 balance sheets. In the interim, at closing the Company entered into management agreements with the buyer on terms consistent with the operating leases. Included in the $34.0 million proceeds was approximately $12.1 million of deferred consideration for the managed sites which is included in other liabilities. Under the terms of the agreement with the buyer, the proceeds received by the Company related to these assets are not refundable to the buyer in the event the Company is unable to complete the transfer of title for these assets.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Commitments

      The Company has an option to purchase the assets of two television stations serving the Memphis, TN and New Orleans, LA markets for an aggregate purchase price of $40.0 million of which $4.0 million has been deposited into escrow. The owners of these stations also have the right to require the Company to purchase these stations at any time after January 1, 2005 through December 31, 2006. These stations are currently operating under time brokerage agreements with the Company. The purchase of these assets is subject to various conditions, including the receipt of regulatory approvals. The completion of these investments is also subject to a variety of factors and to the satisfaction of various conditions, and there can be no assurance that these investments will be completed.

Legal Proceedings

      The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s consolidated financial position or results of operations and cash flows.

      In December 2001, the Company commenced a binding arbitration proceeding against NBC in which the Company asserted that NBC breached its agreements with the Company and breached its fiduciary duty to the Company and to the Company’s shareholders. The Company asserted that NBC’s proposed acquisition of Telemundo Group (which was completed in April 2002) violates the terms of the agreements governing the investment and partnership between the Company and NBC. In September 2002, the arbitrator ruled against the Company on all of its claims, denying the Company any of the relief it had sought with respect to what the Company believed to be NBC’s wrongful actions. Accordingly, the provisions of the Company’s agreements with NBC remain in effect without change.

Exploration of Strategic Alternatives

      The Company has engaged the firm of Bear Stearns & Co. Inc. to act as its financial advisor and explore strategic alternatives for the Company, which may include the sale of all or part of the Company’s assets to a third party, finding a strategic partner for the Company, or finding a third party to purchase the equity of the Company. The Company’s ability to pursue strategic alternatives is subject to various limitations and issues which it may be unable to control. A strategic transaction will, in most circumstances, require that the Company seek the consent of, or refinance, NBC and the other holders of the Company’s preferred stock, as well as the holders of the Company’s senior and subordinated debt. There may be FCC regulatory limitations on the type of strategic alternatives the Company may pursue and the parties with whom it may pursue strategic alternatives. In addition, the Company’s ability to pursue a strategic alternative will be dependent upon the attractiveness of its assets and business plan to potential new strategic partners. Among other things, certain strategic partners may find unattractive the Company’s capital structure and high indebtedness, the PAX TV programming and the overnight programming provided by The Christian Network, Inc. which is currently carried by the Company, and certain of the Company’s television stations serving major television markets. The Company may be prevented from consummating a strategic transaction due to any of these and other factors, or it may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of these and other factors. There is no assurance that the Company will be successful in our efforts to find or effectuate strategic alternatives for the Company.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

      See also Notes 8 and 15.

19. SUPPLEMENTAL CASH FLOW INFORMATION:

      Supplemental cash flow information and non-cash operating, investing and financing activities are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Supplemental disclosures of cash flow information:
Cash paid for interest	$43,630	$39,987	$40,101

Cash paid for income taxes	$625	$255	$1,301

Non-cash operating, investing and financing activities:
Accretion of discount on Senior Subordinated Notes	$37,480	$240	$445

Issuance of common stock in connection with acquisitions	$—	$—	$251

Beneficial conversion feature on issuance of convertible preferred stock	$—	$—	$75,130

Dividends accrued on redeemable preferred stock	$88,373	$113,273	$104,111

Discount accretion on redeemable securities	$21,726	$29,600	$26,471

Satellite and cable distribution	$—	$1,151	$5,345

Notes receivable from sales of broadcast properties	$—	$4,792	$—

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

      Operating loss in the second and fourth quarters of 2002 and the third quarter of 2001 includes adjustments of programming to net realizable value of approximately $2.9 million, $38.4 million and $67.0 million, respectively as described in Note 8.

      Operating loss in the fourth quarters of 2002 and 2001 include restructuring charges (credits) of $2.6 million and ($1.2) million, respectively as described in Note 3.

      Net loss attributable to common stockholders in the first quarter of 2002 includes an increase in the Company’s deferred tax valuation allowance of approximately $125.9 million as described in Notes 1 and 13.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net loss attributable to common stockholders in the first quarter of 2002 and the third quarter of 2001 include extraordinary charges of $17.6 million and $9.9 million related to the early extinguishment of debt as described in Note 11.

	For the 2002 Quarters Ended

	December 31	September 30(2)	June 30(2)	March 31(2)

	(in thousands except share and per share data)

Revenues	$85,374	$77,130	$78,611	$80,781
Less: agency commissions	(12,116)	(10,874)	(10,279)	(11,706)

Net revenues	73,258	66,256	68,332	69,075
Expenses, excluding depreciation, amortization and stock based compensation	107,954	68,648	68,713	62,079
Depreciation and amortization	17,191	14,472	14,228	12,638
Stock-based compensation	719	1,216	542	1,333

Operating loss	$(52,606)	$(18,080)	$(15,151)	$(6,975)

Net loss attributable to common stockholders before extraordinary charge	$(75,305)	$(72,461)	$(66,732)	$(181,910)

Net loss attributable to common stockholders	$(75,305)	$(72,461)	$(66,732)	$(199,462)

Basic and diluted loss per share before extraordinary charge	$(1.16)	$(1.11)	$(1.03)	$(2.81)

Weighted average common shares outstanding	64,880,466	68,880,466	64,875,141	64,758,512

Stock price(1)
High	$3.29	$6.15	$11.49	$13.00
Low	$2.03	$2.10	$5.50	$8.50

(1)	The Company’s Class A common stock is listed on the American Stock Exchange under the symbol PAX.
(2)	The following amounts have been amended from those originally filed through the Company’s filing of reports on Form 10-Q/A for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the 2001 Quarters Ended

	December 31	September 30	June 30	March 31(2)

	(in thousands except share and per share data)

Revenues	$77,149	$72,462	$78,981	$80,214
Less: agency commissions	(10,825)	(10,507)	(11,249)	(10,899)

Net revenues	66,324	61,955	67,732	69,315
Expenses, excluding depreciation, amortization and stock based compensation	58,960	127,366	63,391	66,932
Depreciation and amortization	23,903	24,213	24,136	23,996
Stock-based compensation	4,426	2,546	2,071	1,118

Operating loss	$(20,965)	$(92,170)	$(21,866)	$(22,731)

Net loss attributable to common stockholders before extraordinary charge	$(71,336)	$(139,640)	$(59,721)	$(69,838)

Net loss attributable to common stockholders	$(71,336)	$(149,543)	$(59,721)	$(69,838)

Basic and diluted loss per share before extraordinary charge	$(1.10)	$(2.16)	$(0.93)	$(1.09)

Weighted average common shares outstanding	64,657,508	64,602,832	64,482,532	64,288,943

Stock price(1)
High	$10.50	$12.75	$14.00	$12.48
Low	$6.85	$7.00	$9.70	$8.75

(1)	The Company’s Class A common stock is listed on the American Stock Exchange under the symbol PAX.

21. SUBSEQUENT EVENTS:

      In January 2003, the Company consummated a stock option exchange offer under which the Company granted to holders who tendered their eligible options in the exchange offer, new options under the Company’s 1998 Stock Incentive Plan, as amended, to purchase one share of the Company’s Class A common stock for each two shares of Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 7.3 million options were tendered in the exchange and approximately 2.6 million new shares of Class A common stock issued upon exercise of the new options. The stock option exchange will result in a fixed non-cash stock-based compensation expense of approximately $8.5 million, of which approximately $5.8 million related to vested shares will be recognized in the first quarter of 2003 and the remaining $2.7 million will be recognized on a straight-line basis over the remaining one year vesting schedule of the modified award. In addition, the remaining deferred stock compensation expense totaling approximately $2.5 million at December 31, 2002 associated with the tendered options will be recognized on a straight-line basis over the remaining one year vesting schedule of the modified award.

      In February 2003, the Company completed the sale of its television station KPXF, serving the Fresno, California market, for approximately $35 million. The Company expects to recognize a pre-tax gain of approximately $27 million on this sale. In February 2003, the Company entered into an agreement to sell the assets of its television station KAPX, serving the Albuquerque, New Mexico market, for a cash purchase price of $20.0 million. The station sale is subject to regulatory and other approvals.

      As discussed in Note 11, in March 2003 the Company obtained from its lenders a waiver of certain 2003 financial covenants.

SCHEDULE II

PAXSON COMMUNICATIONS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2002
(In thousands)

Column A	Column B	Column C			Column D		Column E

		Additions

		Charged
	Balance at	to					Balance at
	Beginning	Costs and					End of
	of Year	Expenses	Other		Deductions		Year

For the year ended December 31, 2002:
Allowance for doubtful accounts	$3,635	$(126)	$—		$(1,409	)(1)	$2,100

Deferred tax assets valuation allowance	$156,753	$191,357 (2)	$—		$—		$348,110

Restructuring reserves	$2,099	$2,173	$—		$(2,750	)(3)	$1,522

For the year ended December 31, 2001:
Allowance for doubtful accounts	$4,167	$2,119	$—		$(2,651	)(1)	$3,635

Deferred tax assets valuation allowance	$84,204	$72,549(2)	$—		$—		$156,753

Restructuring reserves	$5,677	$(1,229)	$—		$(2,349	)(3)	$2,099

For the year ended December 31, 2000:
Allowance for doubtful accounts	$4,255	$3,277	$—		$(3,365	)(1)	$4,167

Deferred tax assets valuation allowance	$27,429	$63,498 (2)	$(6,723	)(4)	$—		$84,204

Restructuring reserves	$—	$5,760	$—		$(83	)(3)	$5,677

(1)	Write off of uncollectible receivables.
(2)	Valuation allowance for net deferred tax assets due to uncertainty surrounding the Company’s utilization of future tax benefits.
(3)	Cash payments of termination benefits and lease obligations.
(4)	Effect of acquired deferred tax liabilities.