Form 10-Q
period 2003-03-31
PAXSON COMMUNICATIONS CORP
filed 2003-05-15
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ____________________

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

YES [X]  NO [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]  NO [ |


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003:

                           CLASS OF STOCK                     NUMBER OF SHARES
                           --------------                     ----------------
Common stock-Class A, $0.001 par value per share.............   59,261,670
Common stock-Class B, $0.001 par value per share.............    8,311,639

                        PAXSON COMMUNICATIONS CORPORATION





                                      INDEX


                                                                                                                            PAGE
                                                                                                                            ----

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

         Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002..........................          3

         Consolidated Statements of Operations for the Three Months Ended March  31, 2003 and 2002
         (unaudited) ................................................................................................          4

         Consolidated Statement of Stockholders' Deficit for the Three Months Ended March 31, 2003
         (unaudited).................................................................................................          5

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002
         (unaudited).................................................................................................          6

         Notes to Unaudited Consolidated Financial Statements........................................................          7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .............         13

         Item 4.  Controls and Procedures  ..........................................................................         22



PART II - OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K  ................................................................         23

         Signatures..................................................................................................         25

         Certifications..............................................................................................         26




ITEM 1.  FINANCIAL STATEMENTS

                        PAXSON COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                                                  MARCH 31,     DECEMBER 31,
                                                                                                     2003            2002
                                                                                                 -----------       -----------
                                                                                                 (UNAUDITED)

Assets
Current assets:
    Cash and cash equivalents .............................................................      $    65,288       $    25,765
    Short-term investments ................................................................           13,623            17,073
    Accounts receivable, net of allowance for doubtful accounts of $2,229 and $2,100,
        respectively ......................................................................           18,274            28,810
    Program rights ........................................................................           36,521            33,998
    Amounts due from Crown Media ..........................................................           10,680            11,239
    Prepaid expenses and other current assets .............................................            5,271             5,011
                                                                                                 -----------       -----------
       Total current assets ...............................................................          149,657           121,896
Property and equipment, net ...............................................................          125,247           128,258
Intangible assets, net ....................................................................          878,701           880,703
Program rights, net of current portion ....................................................           33,053            35,972
Amounts due from Crown Media, net of current portion ......................................           15,999            18,769
Investments in broadcast properties .......................................................            7,278             8,777
Assets held for sale ......................................................................           20,465            28,886
Other assets, net .........................................................................           27,825            27,748
                                                                                                 -----------       -----------
       Total assets .......................................................................      $ 1,258,225       $ 1,251,009
                                                                                                 ===========       ===========
Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
    Accounts payable and accrued liabilities ..............................................      $    33,256       $    34,720
    Accrued interest ......................................................................            9,048            14,621
    Obligations for program rights ........................................................           19,474            21,475
    Obligations to CBS ....................................................................           18,376            15,664
    Obligations for cable distribution rights .............................................            6,108             5,246
    Deferred revenue from cable and satellite distribution rights .........................            8,645             7,839
    Current portion of bank financing .....................................................            3,280             3,144
                                                                                                 -----------       -----------
       Total current liabilities ..........................................................           98,187           102,709
    Obligations for program rights, net of current portion ................................            6,884             6,800
    Obligations to CBS, net of current portion ............................................           24,731            30,025
    Obligations for cable distribution rights, net of current portion .....................              371               733
    Deferred revenue from cable and satellite distribution rights, net of current portion .            8,891             9,210
    Deferred income taxes .................................................................          136,334           136,286
    Senior subordinated notes and bank financing, net of current portion ..................          908,520           896,957
    Other long-term liabilities ...........................................................           23,592            23,653
                                                                                                 -----------       -----------
       Total liabilities ..................................................................        1,207,510         1,206,373
                                                                                                 -----------       -----------
Mandatorily redeemable preferred stock ....................................................        1,016,363           993,101
                                                                                                 -----------       -----------
Commitments and contingencies
Stockholders' deficit:
    Class A common stock, $0.001 par value; one vote per share; 215,000,000
       shares authorized, 59,261,670 and 56,568,827 shares issued and outstanding .........               59                57
    Class B common stock, $0.001 par value; ten votes per share; 35,000,000
       shares authorized and 8,311,639 shares issued and outstanding ......................                8                 8
    Common stock warrants and call option .................................................           68,384            68,384
    Stock subscription notes receivable, net ..............................................             (132)             (747)
    Additional paid-in capital ............................................................          519,415           513,109
    Deferred stock option compensation ....................................................           (3,677)           (2,460)
    Accumulated deficit ...................................................................       (1,547,117)       (1,523,670)
    Accumulated other comprehensive loss ..................................................           (2,588)           (3,146)
                                                                                                 -----------       -----------
       Total stockholders' deficit ........................................................         (965,648)         (948,465)
                                                                                                 -----------       -----------
    Total liabilities, mandatorily redeemable preferred stock, and stockholders' deficit ..      $ 1,258,225       $ 1,251,009
                                                                                                 ===========       ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          -------------------------------
                                                                                               2003              2002
                                                                                          ------------       ------------
                                                                                                    (UNAUDITED)
REVENUES:
Gross revenues .....................................................................      $     82,678       $     80,781
Less: agency commissions ...........................................................           (12,076)           (11,706)
                                                                                          ------------       ------------
Net revenues .......................................................................            70,602             69,075
                                                                                          ------------       ------------
EXPENSES:
   Programming and broadcast operations (excluding stock-based compensation of $804
      and $145, respectively) ......................................................            12,602             12,958
   Program rights amortization .....................................................            13,022             18,969
   Selling, general and administrative (excluding stock-based compensation of $6,610
      and $1,188, respectively) ....................................................            27,103             29,619
   Time brokerage and affiliation fees .............................................             1,101                935
   Stock-based compensation ........................................................             7,414              1,333
   Adjustment of programming to net realizable value ...............................             1,066                 --
   Restructuring credits ...........................................................               (21)              (402)
   Depreciation and amortization ...................................................            14,570             12,638
                                                                                          ------------       ------------
   Total operating expenses ........................................................            76,857             76,050

Gain on sale of broadcast assets ...................................................            26,789                 --
                                                                                          ------------       ------------
Operating income (loss) ............................................................            20,534             (6,975)
                                                                                          ------------       ------------
OTHER INCOME (EXPENSE):
   Interest expense ................................................................           (22,125)           (19,659)
   Interest income .................................................................               878                496
   Other expenses, net .............................................................               (23)              (571)
   Loss on extinguishment of debt ..................................................                --            (17,552)
   Gain on modification of program rights obligations ..............................               603                233
                                                                                          ------------       ------------
Loss before income taxes ...........................................................              (133)           (44,028)
Income tax provision ...............................................................               (52)          (125,903)
                                                                                          ------------       ------------
Net loss ...........................................................................              (185)          (169,931)
Dividends and accretion on redeemable preferred stock ..............................           (23,262)           (29,531)
                                                                                          ------------       ------------
Net loss attributable to common stockholders .......................................      $    (23,447)      $   (199,462)
                                                                                          ============       ============
Basic and diluted loss per common share ............................................      $      (0.35)      $      (3.08)
                                                                                          ============       ============
Weighted average shares outstanding ................................................        66,799,581         64,758,512
                                                                                          ============       ============



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              For the Three Months Ended March 31, 2003 (Unaudited)
                                 (in thousands)


                                             COMMON                                                     ACCUMU-
                                              STOCK      STOCK                DEFERRED                   LATED
                                             WARRANTS SUBSCRIPTION  ADDI-      STOCK                     OTHER        TOTAL
                            COMMON STOCK       AND       NOTES      TIONAL     OPTION                    COMPRE-      STOCK-
                          ----------------    CALL    RECEIVABLE,   PAID-IN   COMPEN-     ACCUMULATED    HENSIVE      HOLDERS'
                          CLASS A  CLASS B   OPTION       NET       CAPITAL    SATION       DEFICIT       LOSS        DEFICIT
                          -------  -------   -------- -----------  ---------  ---------   -----------   ----------    ---------
Balance, December 31,
 2002 .................... $  57   $     8   $ 68,384   $  (747)   $ 513,109    $(2,460)   $(1,523,670)   $ (3,146)   $(948,465)
 Stock-based
   compensation ..........    --        --         --        --           --      7,414             --          --        7,414
 Deferred stock option
   compensation ..........    --        --         --        --        8,631     (8,631)            --          --           --
 Stock options exercised .     2        --         --        --           10         --             --          --           12
 Payment of employee
   income taxes on
   exercise of common
   stock options .........    --        --         --        --       (2,335)        --             --          --       (2,335)
 Repayment of stock
   subscription notes
   receivable ............    --        --         --       615           --         --             --          --          615
 Other comprehensive
   income ................    --        --         --        --           --         --             --         558          558
 Dividends on redeemable
   and convertible
   preferred stock .......    --        --         --        --           --         --        (22,839)         --      (22,839)
 Accretion on redeemable
   and convertible
   preferred stock .......    --        --         --        --           --         --           (423)         --         (423)
 Net loss ................    --        --         --        --           --         --           (185)         --         (185)
                           -----   -------   --------   -------    ---------    -------    -----------    --------    ---------
Balance, March 31, 2003... $  59   $     8   $ 68,384   $  (132)   $ 519,415    $(3,677)   $(1,547,117)   $ (2,588)   $(965,648)
                           =====   =======   ========   =======    =========    =======    ===========    ========    =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                              FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              ---------------------------
                                                                                 2003          2002
                                                                             ------------    ------------
                                                                                      (UNAUDITED)

    Cash flows from operating activities:
        Net loss ............................................................   $    (185)   $(169,931)
    Adjustments  to  reconcile  net loss to net cash  provided  by (used  in)
    operating activities:
        Depreciation and amortization .......................................      14,570       12,638
        Stock-based compensation ............................................       7,414        1,333
        Loss on extinguishment of debt ......................................          --       17,552
        Non-cash restructuring credits ......................................         (21)        (402)
        Program rights amortization .........................................      13,022       18,969
        Adjustment of programming to net realizable value ...................       1,066           --
        Payments for cable distribution rights ..............................      (1,500)      (2,278)
        Barter revenue ......................................................        (432)        (156)
        Payments for program rights and deposits ............................     (13,187)     (29,050)
        Provision for doubtful accounts .....................................         411           --
        Deferred income tax provision .......................................          48      125,873
        Loss on sale or disposal of assets ..................................         275          713
        Gain on sale of broadcast assets ....................................     (26,789)          --
        Gain on modification of program rights obligations ..................        (603)        (233)
        Accretion on senior subordinated discount notes .....................      10,425        7,974
    Changes in assets and liabilities:
        Decrease in accounts receivable .....................................       7,973        4,344
        Decrease in amounts due from Crown Media ............................       3,329           --
        (Increase) decrease in prepaid expenses and other current assets ....        (254)         593
        Decrease in other assets ............................................         406          671
        Decrease in accounts payable and accrued liabilities ................        (384)      (3,357)
        Decrease in accrued interest ........................................      (5,573)      (5,891)
        Decrease in obligations to CBS ......................................      (2,212)          --
                                                                                ---------    ---------
             Net cash provided by (used in) operating activities ............       7,799      (20,638)
                                                                                ---------    ---------
    Cash flows from investing activities:
        Decrease (increase) in short-term investments .......................       3,450      (12,134)
        Purchases of property and equipment .................................      (5,354)     (12,048)
        Proceeds from sale of broadcast assets ..............................      35,000           --
        Proceeds from sale of property and equipment ........................         207           --
        Other ...............................................................          --         (456)
                                                                                ---------    ---------
             Net cash provided by (used in) investing activities ............      33,303      (24,638)
                                                                                ---------    ---------
    Cash flows from financing activities:
        Borrowings of long-term debt ........................................       2,000      320,338
        Repayments of long-term debt ........................................        (725)         (12)
        Redemption of 12 1/2% exchange debentures ...........................          --     (284,410)
        Payments of loan origination costs ..................................        (531)      (9,164)
        Debt extinguishment premium and costs ...............................          --      (14,302)
        Payments of employee income taxes on exercise of
          common stock options ..............................................      (2,335)          --
        Proceeds from exercise of common stock options, net .................          12        1,082
                                                                                ---------    ---------
             Net cash (used in) provided by financing activities ............      (1,579)      13,532
                                                                                ---------    ---------
        Increase (decrease) in cash and cash equivalents ....................      39,523      (31,744)
        Cash and cash equivalents, beginning of period ......................      25,765       83,858
                                                                                ---------    ---------
        Cash and cash equivalents, end of period ............................   $  65,288    $  52,114
                                                                                =========    =========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the 2003 presentation. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and the definitive proxy statement for the annual meeting of stockholders to be held May 16, 2003, both of which were filed with the United States Securities and Exchange Commission.


2. RESTRUCTURING PLANS

    During the fourth quarter of 2002, the Company adopted a plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company's cash operating expenditures. In connection with this plan, the Company recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and consolidating certain operations. Through March 31, 2003, the Company has paid $2.1 million in termination benefits to 94 employees and paid $0.3 million of lease termination and other costs. The Company has accounted for these costs pursuant to Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which the Company early adopted in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additional restructuring costs, if any, will be recognized as they are incurred.

    The Company has substantially completed its Joint Sales Agreement ("JSA") restructuring plan entered into in the fourth quarter of 2000, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

    The following summarizes the activity in the Company's restructuring reserves for the three months ended March 31, 2003 (in thousands):


                                                               AMOUNTS CHARGED
                                              BALANCE           (CREDITED) TO             CASH               BALANCE
CORPORATE RESTRUCTURING                  DECEMBER 31, 2002    COSTS AND EXPENSES       DEDUCTIONS        MARCH  31, 2003
                                        ------------------    ------------------       ----------      -----------------
Accrued liabilities:
  Lease and other costs............          $    262            $      46         $        (172)           $    136
  Severance........................               732                  (67)                 (660)                  5
                                             --------            ----------        --------------           --------
                                             $    994            $     (21)        $        (832)           $    141
                                             ========            ==========        ==============           ========

JSA RESTRUCTURING
Accrued liabilities:
  Lease costs......................          $    528            $      --         $        (181)           $    347
                                             ========            =========         ==============           ========


    The following summarizes the activity in the Company's JSA restructuring reserves for the three months ended March 31, 2002 (in thousands):



                                                                     AMOUNTS
                                                  BALANCE          CREDITED TO
                                                DECEMBER 31,        COSTS AND              CASH            BALANCE
                                                    2001             EXPENSES            DEDUCTIONS     MARCH 31, 2002
                                                 ----------          --------            ----------     --------------
   Accrued Liabilities:
        Lease costs.................             $    1,717          $    (129)          $     (254)       $   1,334
        Severance...................                    382               (273)                (109)              --
                                                 ----------          ---------           ----------        ---------
                                                 $    2,099          $    (402)          $     (363)       $   1,334
                                                 ==========          =========           ==========        =========


3. ASSETS HELD FOR SALE

    The results of operations and gain on sale of assets held for sale are included in the determination of the Company's operating income (loss) from its continuing operations in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") since these assets do not constitute a component of the Company under SFAS 144.


    Assets held for sale consist of the following (in thousands):


                                                       MARCH 31,            DECEMBER 31,
                                                         2003                   2002
                                                    -------------          -------------
Intangible assets, net......................        $      7,579           $     13,783
Property and equipment, net.................              12,821                 14,868
Other assets................................                  65                    235
                                                    ------------           ------------
                                                    $     20,465           $     28,886
                                                    ============           ============

    In February 2003, the Company completed the sale of the assets of its television station KPXF, serving Fresno, California, to Univision
Communications, Inc. for a cash purchase price of $35 million resulting in a gain of approximately $26.8 million.

    In February 2003, the Company entered into an agreement to sell the assets of its television station KAPX, serving Albuquerque, New Mexico, for a cash purchase price of $20.0 million. The sale of KAPX is expected to be completed in the second quarter of 2003.

    In November 2002, the Company entered into an agreement to sell the assets of its television stations WMPX, serving Portland-Auburn, Maine, and WPXO, serving St. Croix, USVI, to Corporate Media Consultants Group, LLC for an aggregate cash purchase price of $10 million. The sale of these stations closed in April 2003. See Note 12.

4. LONG-TERM DEBT

    Senior subordinated notes and bank financing consists of the following (in thousands):


                                                                        MARCH 31,      DECEMBER 31,
                                                                          2003            2002
                                                                        ---------      ------------
      12-1/4% Senior Subordinated Discount Notes due 2009 .......      $   496,263       $   496,263
      10-3/4% Senior Subordinated Notes due 2008 ................          200,000           200,000
      Senior Bank Credit Facility ...............................          355,013           353,725
      Other debt ................................................              544               558
                                                                       -----------       -----------
                                                                         1,051,820         1,050,546
      Less: discount on 12-1/4% Senior Subordinated Discount
        Notes ...................................................         (140,020)         (150,445)
      Less: current portion of bank financing ...................           (3,280)           (3,144)
                                                                       -----------       -----------
                                                                       $   908,520       $   896,957
                                                                       ===========       ===========


     The Company's senior credit facility, as amended, contains various covenants restricting the Company's ability and the ability of its subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting its activities. On May 5, 2003, the Company and its lenders amended and restated its senior credit facility to consolidate previous amendments and, as further described below, to incorporate the terms of a March 2003 waiver of the Company's minimum net revenue covenant for fiscal quarters ended June 30, September 30 and December 31, 2003. In addition, the amended and restated senior credit agreement allows for the issuance of letters of credit, subject to availability under the Company's $25 million revolving credit facility. At March 31, 2003, there was $25 million in borrowings outstanding under the revolving credit facility. The Company paid a fee of $0.1 million in connection with this amendment. The senior credit facility, as amended, contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined) for each of the fiscal quarters ended June 30, 2001 through December 31, 2004, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after March 31, 2005, (3) maximum annual capital expenditures for 2001 through 2006 and (4) maximum annual programming payments for 2002 through 2006.

     Pursuant to the Company's amended and restated credit agreement dated May 5, 2003, the Company's trailing twelve-month minimum net revenue covenants for the quarters ended June 30, September 30 and December 31, 2003 have been reduced to $250 million, provided that the Company has satisfied the requirement to pay a fee in the amount of 0.125% of the outstanding principal amount under the facility for each period that the Company's minimum net revenues are less than the covenant minimums set forth in the credit agreement, but not less than $250 million. These terms are consistent with the terms of a waiver the Company obtained in March 2003, for which the Company paid a waiver fee of $0.5 million, and have now been incorporated into the amended and restated credit agreement.

     At March 31, 2003, the Company was in compliance with its amended covenants. The Company believes that it will continue to be in compliance with these amended covenants through the end of fiscal 2003, however the Company cannot predict whether it will continue to be in compliance in 2004 and beyond. There can be no assurance that the Company will continue to be in compliance with these covenants in future periods. If the Company were to violate any of these amended covenants, the Company would be required to seek a waiver from its lenders under the senior credit facility and possibly seek an amendment to the amended and restated senior credit facility. There can be no assurance that the Company's lenders under its senior credit facility would grant the Company any waiver or amendment which might become necessary. If the Company failed to meet any of its debt covenants and the Company's lenders did not grant a waiver or amend the facility, the lenders would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the Company's senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of the Company's three outstanding series of preferred stock the right to elect two directors per series to the Company's Board of Directors. There can be no assurance that the Company would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

5. MANDATORILY REDEEMABLE PREFERRED STOCK

    The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock during the three month period ended March 31, 2003 (in thousands):


                                                          JUNIOR                        SERIES B
                                                       EXCHANGEABLE    CONVERTIBLE     CONVERTIBLE
                                                         PREFERRED      PREFERRED     EXCHANGEABLE
                                                           STOCK          STOCK         PREFERRED
                                                          13 1/4%        9 3/4%         STOCK 8%          TOTAL
                                                        ----------      ----------      ----------      ----------
Balance at December 31, 2002 .....................      $  354,498      $  114,320      $  524,283      $  993,101
Accretion ........................................             298             125              --             423
Accrual of cumulative dividends ..................          11,703           2,836           8,300          22,839
                                                        ----------      ----------      ----------      ----------
Balance at March 31, 2003 ........................      $  366,499      $  117,281      $  532,583      $1,016,363
                                                        ==========      ==========      ==========      ==========
Aggregate liquidation preference at March 31, 2003      $  370,859      $  119,175      $  532,583      $1,022,617
Shares authorized ................................          72,000          17,500          41,500         131,000
Shares issued and outstanding ....................          35,330          11,918          41,500          88,748
Accrued dividends ................................      $   17,555      $       --      $  117,583      $  135,138


    Holders of the 13 1/4% Junior Exchangeable Preferred Stock are entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase by 1% per annum for such dividend payment period. The Company intends to continue to pay dividends in additional shares in 2003, therefore the dividend rate will increase to 14 1/4% after May 15, 2003.

6. COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows (in thousands):

                                               THREE MONTHS ENDED MARCH 31,
                                              ------------------------------
                                                  2003            2002
                                                -------         ---------
Net loss ...............................         $(185)         $(169,931)
Other comprehensive income:
   Unrealized gain on interest rate swap           558                775
                                                 -----          ---------
Comprehensive income (loss) ............         $ 373          $(169,156)
                                                 =====          =========


7. INCOME TAXES

    The Company has recorded a provision for income taxes based on its estimated annual effective income tax rate. For the three months ended March 31, 2003 and 2002, the Company has recorded a valuation allowance for its deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, the Company no longer amortizes its goodwill and FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, the Company is required under FASB Statement No. 109, "Accounting for Income Taxes" to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to adopting SFAS 142, the Company considered its deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of its deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or when they are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance totaling approximately $125.9 million during the three months ended March 31, 2002. In addition, the Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.


    The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined the Company's 1997 tax return and has issued the Company a "30-day letter" proposing to disallow all of the Company's gain deferral. The Company intends to contest this determination with the IRS appeals division, but the outcome of this matter cannot be determined at this time, and the Company can provide no assurance that it will prevail. In addition, the "30-day letter" offered the Company an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. The Company intends to contest this alternative determination as well, however the Company can provide no assurance that it will prevail. Should the IRS successfully challenge the Company's position and disallow all or part of its gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses. The Company has estimated the amount of interest for which it could be held liable to be a maximum of approximately $15 million should the IRS succeed in disallowing all of the deferred gain. However, should the IRS only be successful in disallowing part of the gain under its alternative position, the Company estimates it would be liable for only a nominal amount of interest.

8. PER SHARE DATA

    Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

    As of March 31, 2003 and 2002, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):


                                                                    MARCH 31,
                                                                ------------------
                                                                 2003        2002
                                                                ------      ------
Stock options outstanding ................................       4,151      12,514
Class A common stock warrants outstanding ................      32,428      32,428
Class A common stock reserved under convertible securities      39,344      38,660
                                                                ------      ------
                                                                75,923      83,602
                                                                ======      ======

9.  STOCK-BASED COMPENSATION

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

    In January 2003, the Company consummated a stock option exchange offer under which the Company issued to holders who tendered their eligible options in the exchange offer new options under the Company's 1998 Stock Incentive Plan, as amended, (the "Plan") to purchase one share of the Company's Class A common stock for each two shares of Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 7.3 million options were tendered in the exchange and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan's provisions, at the holders' elections to cover income taxes and option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a fixed non-cash stock-based compensation expense of approximately $8.5 million, of which approximately $6.9 million related to vested shares was recognized in the first quarter of 2003 and the remaining $1.6 million is being recognized on a straight-line basis over the remaining one year vesting schedule of the modified award. In addition, the remaining deferred stock compensation expense totaling approximately $2.5 million at December 31, 2002 associated with the tendered options will be recognized on a straight-line basis over the remaining one year vesting schedule of the modified award ($0.5 million recognized in the first quarter of 2003).

    Had compensation expense for the Company's option plans been determined using the fair value method the Company's net loss and net loss per share would have been as follows (in thousands except per share data):


                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                 2003                2002
                                                               --------           ---------
      Net loss available to common stockholders:
        As reported .....................................      $(23,447)          $(199,462)
      Add: Stock-based compensation expense
        included in reported net loss ...................         7,414               1,333
      Deduct:  Total stock-based compensation
        expense determined under the fair value method ..        (7,903)             (1,829)
                                                               --------           ---------
      Pro forma net loss available to common stockholders      $(23,936)          $(199,958)
                                                               ========           =========
      Basic and diluted net loss per share:
        As reported .....................................      $  (0.35)          $   (3.08)
        Pro forma .......................................         (0.35)              (3.09)


    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility range of 50% to 73%, risk free interest rates of 2.8% to 6.9% and weighted average expected option terms of 0.5 to 7.5 years.

10. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information and non-cash operating and financing activities are as follows (in thousands):

                                                                 FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                 --------------------
                                                                   2003        2002
                                                                 -------      -------
                                                                      (Unaudited)

      Supplemental disclosures of cash flow information:
           Cash paid for interest .........................      $16,013      $16,520
                                                                 =======      =======
           Cash paid for income taxes .....................      $    89      $   369
                                                                 =======      =======
      Non-cash operating and financing activities:
           Dividends accrued on redeemable preferred stock       $22,839      $22,413
                                                                 =======      =======
           Discount accretion on redeemable securities ....      $   423      $ 7,118
                                                                 =======      =======
           Stock option exercise proceeds and withholding
             taxes remitted through withholding of shares
             received upon exercise .......................      $ 2,359      $    --
                                                                 =======      =======
           Repayment of stock subscription notes receivable
             through offset of deferred compensation ......      $   615      $    --
                                                                 =======      =======


11. NEW ACCOUNTING PRONOUNCEMENTS

     In the first quarter of 2003, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other matters, SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of related income taxes. As a result, debt extinguishments used as part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. In connection with the Company's January 2002 refinancing, the Company recognized a loss due to early extinguishment of debt totaling approximately $17.6 million resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the Company's 12 1/2% exchange debentures. This loss was classified as an extraordinary item in the Company's previously issued financial statements. Due to the adoption of SFAS 145 in 2003, the Company has reclassified this loss to other income (expense) in the Company's consolidated statement of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Currently, the Company accounts for stock option plans under the intrinsic value method of APB Opinion No. 25. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 in its 2002 annual financial statements and in its 2003 interim financial statements. The Company does not intend to change its accounting policy with regard to stock based compensation and there was no impact on the Company's financial position, results of operations or cash flows upon adoption of SFAS 148.

12.  SUBSEQUENT EVENTS

     In April 2003, the Company completed the sale of its television stations WMPX, serving Portland-Auburn, Maine, and WPXO, serving St. Croix, USVI, to Corporate Media Consultants Group, LLC for an aggregate cash purchase price of $10 million, and completed the sale of its limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $14 million. The Company expects to recognize gains on the sale of these broadcast assets totaling approximately $14 million in the second quarter of 2003.

     In May 2003, the Company and The Christian Network, Inc., the owner of the property located in Clearwater, Florida on which the Company's satellite up-link facility is located, renewed the Company's lease of the property for an additional five year term commencing July 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 61 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 41 of the top 50 U.S. markets. We operate PAX TV, a network that provides family entertainment programming seven days per week and reaches approximately 88% of prime time television households in the U.S. (approximately 94 million homes) through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates.

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

    In September 1999, National Broadcasting Company, Inc. ("NBC") invested $415 million in our company. We have also entered into a number of agreements with NBC that are intended to strengthen our business. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into Joint Sales Agreements ("JSA") with NBC with respect to most of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the three months ended March 31, 2003, we paid or accrued amounts due to NBC totaling approximately $5.3 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

    We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

    o NETWORK SPOT ADVERTISING REVENUE. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network advertising is sold under advance, or "upfront," commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. Network advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network advertising revenue represented approximately 22% of our revenue during the three months ended March 31, 2003.

    o NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. Our network long form paid programming represented approximately 42% of our revenue during the three months ended March 31, 2003.

    o STATION ADVERTISING REVENUE. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 36% of our revenue during the three months ended March 31, 2003. Included in station advertising revenue is long form paid programming sold locally or nationally which represented approximately 21% of our revenue during the three months ended March 31, 2003.

    Beginning in January 2003, we modified our programming schedule by replacing network programming during the hours of 1 p.m. to 5 p.m., Monday through Friday, and 5 p.m. to 6 p.m. and 11 p.m. to midnight, Saturday and Sunday, with long form paid programming. As a result, the percentage of our revenues derived from long form paid programming has increased from 47% in the year ended December 31, 2002, to 63% in the three months ended March 31, 2003. We expect to continue to derive more than half of our revenues from long form paid programming for the remainder of 2003.

    Commencing in the fourth quarter of 1999, we began entering into JSAs with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot advertising sales management and representation for our stations and we integrate and co-locate our station operations with those of our JSA partners. To date, we have entered into JSAs for 50 of our 61 owned and operated television stations.

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

RESULTS OF OPERATIONS

    The following table sets forth net revenues, the components of operating expenses and other operating data for the three months ended March 31, 2003 and 2002 (in thousands):


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -------- --------------------
                                                                         2003                2002
                                                                       --------             --------
                                                                                (UNAUDITED)
      Gross revenues ......................................            $ 82,678             $ 80,781
      Less: agency commissions ............................             (12,076)             (11,706)
                                                                       --------             --------
      Net revenues ........................................              70,602               69,075
                                                                       --------             --------
      Expenses:
      Programming and broadcast operations ................              12,602               12,958
      Program rights amortization .........................              13,022               18,969
      Selling, general and administrative .................              27,103               29,619
      Time brokerage and affiliation fees .................               1,101                  935
      Stock-based compensation ............................               7,414                1,333
      Adjustment of programming to net realizable value ...               1,066                   --
      Restructuring credits ...............................                 (21)                (402)
      Depreciation and amortization .......................              14,570               12,638
                                                                       --------             --------
      Total operating expenses ............................              76,857               76,050

      Gain on sale of broadcast assets ....................              26,789                   --
                                                                       --------             --------
      Operating income (loss) .............................            $ 20,534             $ (6,975)
                                                                       ========             ========
      Other Data:
      Program rights payments and deposits ................            $ 13,187             $ 29,050
      Payments for cable distribution rights ..............               1,500                2,278
      Capital expenditures ................................               5,354               12,048
      Cash flows provided by (used in) operating activities               7,799              (20,638)
      Cash flows provided by (used in) investing activities              33,303              (24,638)
      Cash flows (used in) provided by financing activities              (1,579)              13,532


THREE MONTHS ENDED MARCH 31, 2003 AND 2002

    Gross revenues increased 2.3% to $82.7 million for the three months ended March 31, 2003 from $80.8 million for the three months ended March 31, 2002. This increase is primarily attributable to higher advertising revenues from our television stations. The increase in television station revenues is primarily due to favorable results from the modification of our programming schedule in January 2003 whereby we replaced daytime programming and related spot advertising with long form paid programming. Network revenues remained relatively flat versus the first quarter of last year.

    Programming and broadcast operations expenses were $12.6 million during the three months ended March 31, 2003, compared with $13.0 million for the comparable period last year. This decrease is primarily due to lower programming costs. Program rights amortization expense was $13.0 million during the three months ended March 31, 2003 compared with $19.0 million for the comparable period last year. The decrease is primarily due to the modification of our programming schedule in January 2003 whereby we replaced daytime programming with long form paid programming for which we have no programming cost. Selling, general and administrative expenses were $27.1 million during the three months ended March 31, 2003 compared with $29.6 million for the comparable period last year. The decrease is primarily a result of cost cutting measures including headcount reductions in connection with the fourth quarter 2002 restructuring activities described below and lower legal expenses resulting primarily from the 2002 completion of the NBC arbitration matter, partially offset by an increase in advertising expenses to promote the PAX TV Network. In addition, during the first quarter of 2003, we received approximately $2.2 million from NBC to settle a pending dispute regarding digital television signal interference at our television station WPXM, serving the Miami-Fort Lauderdale, Florida market. This settlement was recorded as a reduction of our selling, general and administrative expenses. During the three months ended March 31, 2003, we recognized an adjustment of programming to net realizable value totaling $1.1 million resulting from our decision to no longer air an original game show production. Depreciation and amortization expense was $14.6 million during the three months ended March 31, 2003 compared with $12.6 million for the comparable period last year. This increase is due primarily to the amortization of certain intangible assets related to television stations currently operating under time brokerage agreements.

    In February 2003, we completed the sale of our television station KPXF, serving the Fresno, California market, for approximately $35 million resulting in a gain of approximately $26.8 million. KPXF was classified as an asset held for sale pursuant to SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which we adopted in 2002. The gain on sale of KPXF has been included in the determination of our operating income from continuing operations since our assets held for sale do not constitute a component of the Company under SFAS 144.

    In January 2003, we consummated a stock option exchange offer under which we issued to holders who tendered their eligible options in the exchange offer new options under our 1998 Stock Incentive Plan, as amended, (the "Plan") to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 7.3 million options were tendered in the exchange and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan's provisions, at the holders' elections to cover income taxes and option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.5 million, of which approximately $6.9 million related to vested shares was recognized in the first quarter of 2003 and the remaining $1.6 million will be recognized on a straight-line basis over the remaining one year vesting schedule of the modified award. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options is being recognized on a straight-line basis over the remaining one year vesting schedule of the modified awards ($0.5 million recognized in the first quarter of 2003).

    Interest expense for the three months ended March 31, 2003 increased to $22.1 million from $19.7 million in the same period in 2002. The increase is primarily due to a greater level of debt due to our refinancing in January 2002. At March 31, 2003, total long-term debt and senior subordinated notes were $911.8 million compared with $857.5 million as of March 31, 2002. Interest income for the three months ended March 31, 2003 increased to $0.9 million from $0.5 million in the same period in 2002. The increase is primarily due to higher average cash and short-term investment balances in 2003 resulting from proceeds from asset sales.

    In the first quarter of 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other matters, SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of related income taxes. As a result, debt extinguishments used as part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. As described below, in connection with our January 2002 refinancing, we recognized a loss due to early extinguishment of debt totaling approximately $17.6 million resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures. This loss was classified as an extraordinary item in our previously issued financial statements. Because of the adoption of SFAS 145 in 2003, we have reclassified this loss to other income (expense) in our consolidated statement of operations.

RESTRUCTURING ACTIVITIES

    During the fourth quarter of 2002, we adopted a plan to consolidate certain of our operations, reduce personnel and modify our programming schedule in order to significantly reduce our cash operating expenditures. In connection with this plan, we recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and consolidating certain operations. Through March 31, 2003, we have paid $2.1 million in termination benefits to 94 employees and paid $0.3 million of lease termination and other costs. We have accounted for these costs pursuant to SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which we early adopted in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Additional restructuring costs, if any, will be recognized as they are incurred.

    We have substantially completed the JSA restructuring plan entered into in the fourth quarter of 2000, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

INCOME TAXES

    We have recorded a provision for income taxes based on our estimated annual effective income tax rate. For the three months ended March 31, 2003 and 2002, we have recorded a valuation allowance for our deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as we believe it is more likely than not that we will be unable to utilize our remaining net deferred tax assets. Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002, we no longer amortize goodwill and FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, we are required under FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to the adoption of SFAS 142, we considered our deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of our deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or when they are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, we were required to record an increase in our deferred tax asset valuation allowance totaling approximately $125.9 million during the three months ended March 31, 2002. In addition, we will continue to record increases in our valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand, net working capital and proceeds to be received in connection with our plan to generate over $100 million from the sale of non-core assets. To date, we have completed $85 million of these asset sales, which include the sale of our television station WPXB, serving the Merrimack, New Hampshire market, to NBC for $26 million, which we completed on October 29, 2002; the sale of our television station KPXF, serving the Fresno, California market, to Univision Communications, Inc. for $35 million, which we completed on February 19, 2003; the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market for an aggregate purchase price of $10 million, which we completed in April 2003; and the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $14 million, which we completed in April 2003. In addition, we have signed a definitive agreement to sell the assets of our television station KAPX, serving the Albuquerque, New Mexico market, to Univision Communications, Inc. for $20 million. The sale of KAPX is expected to close in the second quarter of 2003. We believe that cash provided by future operations, net working capital and the proceeds from the planned asset sales will provide the liquidity necessary to meet our obligations and financial commitments for at least the next twelve months. If we are unable to complete the identified asset sale or our financial results are not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

    As of March 31, 2003, we had $78.9 million in cash and short-term investments and working capital of approximately $51.5 million. During the three months ended March 31, 2003, our cash and short-term investments increased by approximately $36.1 million due primarily to $35.0 million in proceeds from the sale of broadcast assets.

    Cash provided by (used in) operating activities was approximately $7.8 million and ($20.6) million for the three months ended March 31, 2003 and 2002, respectively. These amounts reflect cash generated or used in connection with the operation of PAX TV, including the related programming rights and cable distribution rights payments and interest payments on our debt. The increase is due to improved operating results from the modification of our programming schedule and other restructuring activities as well as reduced programming payments in the period.

    Cash provided by (used in) investing activities was approximately $33.3 million and ($24.6) million for the three months ended March 31, 2003 and 2002, respectively. These amounts include proceeds from the sale of broadcast assets, capital expenditures and short term investment transactions. As previously described, in the first quarter of 2003 we received $35.0 million in proceeds from the sale of our television station KPXF. As of March 31, 2003, we had agreements to purchase significant assets of broadcast properties totaling approximately $36.0 million, net of deposits and advances. We do not anticipate spending any significant amounts to satisfy these commitments until 2005 or thereafter.

     Capital expenditures were approximately $5.4 million and $12.0 million for the three months ended March 31, 2003 and 2002, respectively. The FCC has mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002, and complete the build out of the balance of its full authorized facilities by a later date to be established by the FCC. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC's timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently own or operate 28 stations broadcasting in digital and expect to have 14 more stations broadcasting in digital by December 31, 2003. We are awaiting construction permits from the FCC with respect to nine of our television stations. Seven of our television stations have not received a digital channel allocation and therefore will not be converted until the end of the digital transition. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $22 million over the next two to three years to complete the conversion. We will likely fund our digital conversion from cash on hand and proceeds from our remaining planned asset sale.

    Cash (used in) provided by financing activities was ($1.6) million and $13.5 million during the three months ended March 31, 2003 and 2002, respectively. These amounts include the proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments. Also included are proceeds from the January 2002 refinancing described below, as well as the related principal repayments, redemption premium, and refinancing costs.

    In January 2002, we completed an offering of senior subordinated discount notes due in 2009. Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance our 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of our 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The notes were sold at a discounted price of 62.132% of the principal amount at maturity, which represents a yield to maturity of 12 1/4%. Interest on the notes will be payable semi-annually beginning on July 15, 2006. The senior subordinated discount notes are guaranteed by our subsidiaries. As described above, we recognized a loss due to early extinguishment of debt totaling approximately $17.6 million in the first quarter of 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures.

    The terms of the indentures governing our senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for specified indebtedness related to the funding of capital expenditures and refinancing indebtedness. In addition, our senior credit facility also contains covenants restricting our ability and the ability of our subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting our activities. On June 28, 2002, we and our lenders amended our senior credit facility to, among other things, reduce the minimum required levels of net revenues and EBITDA (as defined in the senior credit facility and summarized below) for certain periods under the facility's financial covenants and allow us to retain the proceeds from certain planned asset sales for general corporate purposes. In connection with the amendment, the interest rates were increased to LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% and we paid an amendment fee of $0.9 million. On November 4, 2002, we and our lenders amended our senior credit facility to, among other things, exclude from the definition of EBITDA certain costs resulting from our plan to consolidate certain of our operations, reduce personnel and modify our programming schedule. In connection with this amendment, we incurred costs of approximately $0.6 million. Our senior credit facility, as amended, contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA for each of the fiscal quarters ended June 30, 2001 through December 31, 2004, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after March 31, 2005, (3) maximum annual capital expenditures for 2001 through 2006 and (4) maximum annual programming payments for 2002 through 2006. EBITDA, as defined under our senior credit facility, is equal to our consolidated net loss plus the sum of interest expense (net of interest income), depreciation, amortization (excluding programming amortization), stock-based compensation, permitted programming net realizable value adjustments, permitted restructuring and other charges, time brokerage and affiliation fees, losses on the sale of assets and other non-cash expenses minus the sum of gains on the sale of assets and other non-cash income. In addition, EBITDA, as defined, is adjusted to give effect to acquisitions or dispositions of television stations as if they occurred at the beginning of the period they were consummated. For the three months ended March 31, 2003, our net revenues and EBITDA, as defined, exceeded our covenant minimum net revenues and EBITDA under our senior credit facility for the period.

     On May 5, 2003, we and our lenders amended and restated our senior bank credit agreement to consolidate the aforementioned amendments and, as further described below, to incorporate the terms of a March 2003 waiver of our minimum net revenue covenant for fiscal quarters ended June 30, September 30 and December 31, 2003. In addition, the amended and restated senior credit agreement allows for the issuance of letters of credit, subject to availability, under our $25 million revolving credit facility. At March 31, 2003, there was $25 million in borrowings outstanding under the revolving credit facility. The Company paid a fee of $0.1 million in connection with this amendment.

    Our twelve-month trailing minimum net revenue and EBITDA covenants, as amended, for the next four quarters are as follows (in thousands):


FISCAL QUARTER ENDING                                          MINIMUM NET REVENUES      MINIMUM EBITDA
---------------------                                         ----------------------   ----------------
June 30, 2003.............................................          $   270,000            $   34,000
September 30, 2003........................................          $   280,000            $   45,000
December 31, 2003.........................................          $   290,000            $   50,000
March 31, 2004............................................          $   300,000            $   56,000


     Pursuant to our amended and restated credit agreement dated May 5, 2003, our trailing twelve-month minimum net revenue covenants for the quarters ended June 30, September 30 and December 31, 2003 are deemed to be $250 million, provided that we have satisfied the requirement to pay a fee in the amount of 0.125% of the outstanding principal amount under the facility for each period that our minimum net revenues are less than the covenant minimums as set forth above, but not less than $250 million. These terms are consistent with the terms of a waiver we obtained in March 2003, for which we paid a waiver fee of $0.5 million, and have now been incorporated into the amended and restated credit agreement.

     Our ability to meet these financial covenants is influenced by several factors, the most significant of which is our ability to generate revenues, which in turn is affected by overall conditions in the television advertising marketplace, our network and station ratings and the success of our JSA and other operating strategies and cost cutting initiatives. Adverse developments with respect to these or other factors could result in our failing to meet one or more of these covenants. At March 31, 2003, we were in compliance with these amended covenants. We believe we will continue to be in compliance with these amended covenants through the end of fiscal 2003, however we cannot predict whether we will continue to be in compliance in 2004 and beyond. There can be no assurance that we will continue to be in compliance with these covenants in future periods. If we were to violate any of these covenants we would be required to seek a waiver from our lenders under our senior credit facility and possibly seek an amendment to our amended and restated senior credit facility. We can provide no assurance that the lenders under our senior credit facility would grant us any waiver or amendment which might become necessary. If we failed to meet any of our debt covenants and our lenders did not grant a waiver or amend our facility, they would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior credit facility. Should an event of default be declared under the senior credit facility, this would cause a cross default to occur under the senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of our three outstanding series of preferred stock the right to elect two directors per series to our board of directors. We can provide no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

    As of March 31, 2003, our programming contracts require collective payments of approximately $28.5 million as follows (in thousands):


                                            OBLIGATION FOR     PROGRAM RIGHTS
                                            PROGRAM RIGHTS       COMMITMENTS        TOTAL
                                            --------------       -----------    ------------
2003 (April--December)..................      $  17,283          $   1,862      $    19,145
2004....................................          7,209                300            7,509
2005....................................          1,866                 --            1,866
                                              ---------          ---------      -----------
                                              $  26,358          $   2,162      $    28,520
                                              =========          =========      ===========

    On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. ("CBS") and Crown Media United States, LLC ("Crown Media") to sublicense our rights to broadcast the television series TOUCHED BY AN ANGEL ("Touched") to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, we will receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period commencing August 2002 and the remaining $8.8 million of which will be paid over a three-year period commencing August 2003.

    Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of March 31, 2003, amounts due or committed to CBS totaled approximately $61.4 million (including commitments of approximately $18.3 million for the 2002/2003 season to be made available in the future). The transaction resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

    We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of March 31, 2003, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $26.7 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media's rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

    Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of March 31, 2003, our obligation to CBS and our receivable from Crown Media related to Touched are due as follows (in thousands):


                                            OBLIGATIONS            FUTURE         AMOUNTS DUE FROM
                                              TO CBS        COMMITMENTS TO CBS       CROWN MEDIA            TOTAL
                                           ------------     ------------------    -----------------        -------
      2003 (April-December) ......            $13,065            $  1,742             $ (9,650)            $ 5,157
      2004 .......................             16,526               2,742              (12,867)              6,401
      2005 .......................             11,419               6,699               (7,506)             10,612
      2006 .......................              2,097               7,094                   --               9,191
                                              -------            --------             --------             -------
                                               43,107              18,277              (30,023)             31,361
      Amount representing interest                 --                  --                3,344               3,344
                                              -------            --------             --------             -------
                                              $43,107            $ 18,277             $(26,679)            $34,705
                                              =======            ========             ========             =======


    As of March 31, 2003, obligations for cable distribution rights require collective payments by us of approximately $6.5 million as follows (in thousands):


2003 (April--December)...........................................              $      6,108
2004.............................................................                       191
2005.............................................................                       180
                                                                               ------------
                                                                               $      6,479
                                                                               ============

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS AND UNCERTAINTIES

    This Report contains forward-looking statements that reflect our current views with respect to future events. All statements in this Report other than those that are statements of historical facts are generally forward-looking statements. These statements are based on our current assumptions and analysis, which we believe to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from our expectations. All forward-looking statements in this Report are made only as of the date of this Report, and we do not undertake any obligation to update these forward-looking statements, even though circumstances may change in the future. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the US Securities and Exchange Commission, along with the following updates to our Form 10-K disclosures.

WE MAY NOT BE ABLE TO REDEEM OUR SECURITIES HELD BY NBC WERE NBC TO DEMAND THAT WE DO SO AND THIS COULD HAVE ADVERSE CONSEQUENCES FOR US.

     NBC has the right, at any time that the FCC renders a final decision that NBC's investment in us is "attributable" to NBC (as that term is defined under applicable rules of the FCC), or for a period of 60 days beginning on September 15, 2003, and on each September 15 after 2003, to demand that we redeem, or arrange for a third party to acquire, any shares of our Series B preferred stock then held by NBC. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. NBC also has the right to demand that we redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default. Should we fail to effect a redemption within prescribed time periods, NBC generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, its contractual rights with respect to our business, and its other rights under the related transaction agreements. Should we fail to effect a redemption triggered by an event of default on our part within 180 days after demand, NBC will have the right to exercise in full its existing warrants to purchase shares of our Class A common stock and its right to acquire Mr. Paxson's Class B common stock at reduced prices. If NBC does not exercise these rights, we will have another 30-day period to effect a redemption. If we then fail to effect a redemption, NBC may require us to conduct, at our option, a public sale or liquidation of our assets, after which time NBC will not be permitted to exercise its rights to acquire more of our securities. Should NBC exercise any of its rights to demand redemption, we may not have sufficient funds to pay the redemption price for the securities to be redeemed and may not be able to identify another party willing to purchase those securities at the required redemption prices. If we were unable to complete a redemption, we would be unable to prevent NBC from transferring its interest in our company to a third party selected by NBC in its discretion or, in the case of a default by us, requiring us to effect a public sale or liquidation of our assets. The occurrence of any of these events could have a material adverse effect upon us.

WE COULD BE SUBJECT TO A MATERIAL TAX LIABILITY IF THE IRS SUCCESSFULLY CHALLENGES OUR POSITION REGARDING THE 1997 DISPOSITION OF OUR RADIO DIVISION.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a "30-day letter" proposing to disallow all of our gain deferral. We intend to contest this determination with the IRS appeals division, but the outcome of this matter cannot be determined at this time, and we can provide no assurance that we will prevail. In addition, the "30-day letter" offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We intend to contest this alternative determination as well, however we can provide no assurance that we will prevail. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be a maximum of approximately $15 million should the IRS succeed in disallowing all of the deferred gain. However, should the IRS only be successful in disallowing part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

WE ARE REQUIRED BY THE FCC TO ABANDON THE ANALOG BROADCAST SERVICE OF 24 OF OUR FULL POWER STATIONS OCCUPYING THE 700 MHZ SPECTRUM AND MAY SUFFER ADVERSE CONSEQUENCES IF WE ARE UNABLE TO SECURE ALTERNATIVE DISTRIBUTION ON REASONABLE TERMS.

     Twenty-four of our full power stations are licensed to broadcast by using either an analog or digital signal on channels 52-69, a portion of the frequency within the 700 MHz band of broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band will be transitioned to use by new wireless and public safety operators. A federal statute requires that, after December 31, 2006, or the date on which 85% of television households in a television market are capable of receiving digital services, broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. In some cases, broadcasters, including our company, have been given a digital channel allocation within the 700 MHz band of spectrum. We have lobbied Congress and the FCC to delay enforcement of these rules to allow us to develop and implement strategies to vacate our 700 MHz spectrum and secure alternative distribution. The FCC, by order released September 17, 2001, authorized analog stations operating in the 700 MHz band to enter into private agreements with prospective new users of the 700 MHz spectrum that would result in the operation of their analog signal on the channel assigned for digital service and delay institution of digital service until December 31, 2005, or later than December 31, 2005, if less than 70% of the television households in the station's market area are capable of receiving digital broadcast signals. Broadcasters given a digital channel allocation within the 700 MHz band may delay institution of digital service until December 31, 2005, or later than December 31, 2005, if less than 70% of the television households in the station's market are capable of receiving digital broadcast signals. The FCC has not yet concluded the auctions necessary to determine the future users of the 700 MHz spectrum. On June 19, 2002, Congress passed the Auction Reform Act of 2002, indefinitely postponing the auction of the 700 MHz spectrum. We cannot predict when we will abandon, by private agreement or as required by law, the broadcast service of our 24 stations occupying the 700 MHz spectrum. We could suffer adverse consequences if we are unable to secure alternative simultaneous distribution of both the analog and digital signals of those stations on reasonable terms and conditions. We cannot now predict the impact, if any, on our business of the abandonment of our broadcast television service in the 700 MHz spectrum.

THE OCCURRENCE OF EXTRAORDINARY EVENTS, SUCH AS THE ATTACKS ON THE WORLD TRADE CENTER AND THE PENTAGON AND THE WAR IN IRAQ, MAY SUBSTANTIALLY DECREASE THE USE OF AND DEMAND FOR ADVERTISING, WHICH MAY DECREASE OUR REVENUES.

     On September 11, 2001, terrorists attacked the World Trade Center in New York City and the Pentagon outside of Washington, D.C. In addition to the tragic loss of life and suffering occasioned by these attacks, there has been infrastructure damage and a nationwide disruption of commercial and leisure activities. Following the terrorist attacks, the already weak advertising market worsened, resulting in lower advertising sales revenues for television network and cable programming businesses nationwide. The occurrence of future terrorist attacks, and conflicts such as the war in Iraq, cannot be predicted, and their occurrence can be expected to further negatively affect the United States economy generally, and specifically the market for television advertising.

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

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

  EXHIBIT
  NUMBER        DESCRIPTION OF EXHIBITS
 ---------      -----------------------

   3.1.1        Certificate of Incorporation of the Company (1)

   3.1.6 Certificate of Designation of the Company's 9-3/4% Series A Convertible Preferred Stock (2)

   3.1.7 Certificate of Designation of the Company's 13-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

   3.1.8 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (3)

   3.1.9 Certificate of Amendment to the Certificate of Incorporation of the Company

   3.2          Bylaws of the Company (4)

   4.6 Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 10-3/4% Senior Subordinated Notes due 2008 (5)

   4.7 Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent for the Lenders and as Collateral Agent for the Secured Parties, Union Bank of California, N.A., as Syndication Agent for the Lenders, and CIBC Inc. and General Electric Capital Corporation, as Co-Documentation Agents for the Lenders (5)

   4.7.1 Amendment No. 1, dated as of January 7, 2002, to the Credit Agreement, dated as of July 12, 2001, amount the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (6)

   4.7.2 Amendment No. 2, dated as of June 28, 2002, to the Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (7)

   4.7.3 Amendment No. 3, dated as of November 4, 2002, to the Credit Agreement, dated as of July 12, 2001, among the Company, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent for the Lenders (8)

   4.7.4 Waiver, dated as of March 13, 2003, between the Company and Citicorp USA, Inc., as Administrative Agent for the Lenders (9)

   4.7.5 Amended and Restated Credit Agreement, dated as of May 5, 2003, among the Company, the Lenders party thereto, the Issuers party thereto, Citicorp USA, Inc., as administrative agent for the Lenders and the Issuers and as collateral agent for the Secured Parties, Union Bank of California, N.A., as syndication agent for the Lenders and the Issuers, and General Electric Capital Corporation, as documentation agent for the Lenders and the Issuers

   4.8 Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 12-1/4% Senior Subordinated Discount Notes due 2009 (10)


   99.1 Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Filed with the Company's Annual Report on Form 10-K, dated March 31, 1995, and incorporated herein by reference.

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

(8) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 2002, and incorporated herein by reference.

(9) Filed with the Company's Annual Report on Form 10-K, dated December 31, 2002, and incorporated herein by reference.

(10) Filed with the Company's Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(b) Reports on Form 8-K.

    Form 8-K, dated February 20, 2003, under Item 9. "Regulation FD Disclosure" disclosing that the Company closed on the sale of its television station KPXF (TV), serving the Fresno, California market, to Univision Communications, Inc. for a cash purchase price of $35 million.

    Form 8-K, dated March 25, 2003, under Item Item 9. "Regulation FD Disclosure" disclosing the Company's fourth quarter and full year 2002 financial results and that the Company will be restating its quarterly financial results for 2002 in order to correct an accounting matter with respect to deferred tax adjustments resulting from the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

                        PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PAXSON COMMUNICATIONS CORPORATION

Date: May 15, 2003          By:   /s/ RONALD L. RUBIN
                                  -------------------
                                  Ronald L. Rubin
                                  Vice President, Chief Accounting Officer and
                                  Corporate Controller
                                  (Principal Accounting Officer)

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


/s/ LOWELL W. PAXSON
-------------------------------------------------------------------
Lowell W. Paxson
Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: May 15, 2003

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



/s/ THOMAS E. SEVERSON, JR.
-----------------------------------------
Thomas E. Severson, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: May 15, 2003