Form 10-Q
period 2003-06-30
PAXSON COMMUNICATIONS CORP
filed 2003-08-13
CIK 923877

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________________ TO ____________________________

Commission File Number 1-13452

PAXSON COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-3212788 (IRS Employer Identification No.)

601 Clearwater Park Road West Palm Beach, Florida (Address of principal executive offices)	33401 (Zip Code)

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

Yes   ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2003:

Class of Stock	Number of Shares

Common stock-Class A, $0.001 par value per share Common stock-Class B, $0.001 par value per share	59,454,470 8,311,639

PAXSON COMMUNICATIONS CORPORATION

Item 1. Financial Statements

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,376	$25,765
Short-term investments	—	17,073
Accounts receivable, net of allowance for doubtful accounts of $1,028 and $2,100, respectively	19,993	28,810
Program rights	32,372	33,998
Amounts due from Crown Media	10,949	11,239
Prepaid expenses and other current assets	5,614	5,011

Total current assets	193,304	121,896
Property and equipment, net	122,389	127,061
Intangible assets, net	876,645	877,204
Program rights, net of current portion	28,823	35,972
Amounts due from Crown Media, net of current portion	13,159	18,769
Investments in broadcast properties	6,925	8,777
Assets held for sale	13,731	33,582
Other assets, net	23,254	27,748

Total assets	$1,278,230	$1,251,009

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$33,608	$34,720
Accrued interest	14,387	14,621
Obligations for program rights	17,679	21,475
Obligations to CBS	18,977	15,664
Obligations for cable distribution rights	6,276	5,246
Deferred revenue from cable and satellite distribution rights	9,020	7,839
Current portion of bank financing	3,406	3,144

Total current liabilities	103,353	102,709
Obligations for program rights, net of current portion	4,693	6,800
Obligations to CBS, net of current portion	21,657	30,025
Obligations for cable distribution rights, net of current portion	474	733
Deferred revenue from cable and satellite distribution rights, net of current portion	8,241	9,210
Deferred income taxes	141,223	136,286
Senior subordinated notes and bank financing, net of current portion	916,425	896,957
Other long-term liabilities	21,924	23,653

Total liabilities	1,217,990	1,206,373

Mandatorily redeemable preferred stock	1,040,331	993,101

Commitments and contingencies
Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 59,446,970 and 56,568,827 shares issued and outstanding	59	57
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Common stock warrants and call option	66,663	68,384
Stock subscription notes receivable, net	—	(747)
Additional paid-in capital	521,633	513,109
Deferred stock option compensation	(2,537)	(2,460)
Accumulated deficit	(1,564,130)	(1,523,670)
Accumulated other comprehensive loss	(1,787)	(3,146)

Total stockholders’ deficit	(980,091)	(948,465)

Total liabilities, mandatorily redeemable preferred stock, and stockholders’ deficit	$1,278,230	$1,251,009

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
REVENUES:
Gross revenues	$76,872	$78,611	$159,550	$159,392
Less: agency commissions	(11,012)	(10,279)	(23,088)	(21,985)

Net revenues	65,860	68,332	136,462	137,407

EXPENSES:
Programming and broadcast operations (excluding stock-based compensation of $149, $144, $953 and $289, respectively)	13,072	12,209	25,674	25,167
Program rights amortization	11,475	19,446	24,497	38,415
Selling, general and administrative (excluding stock-based compensation of $948, $398, $7,558 and $1,586, respectively)	26,786	34,198	53,889	63,817
Business interruption insurance proceeds	—	(1,007)	—	(1,007)
Time brokerage and affiliation fees	1,101	967	2,202	1,902
Stock-based compensation	1,097	542	8,511	1,875
Adjustment of programming to net realizable value	—	2,900	1,066	2,900
Restructuring charges (credits)	32	—	11	(402)
Depreciation and amortization	7,340	14,228	21,910	26,866

Total operating expenses	60,903	83,483	137,760	159,533
Gain on sale of broadcast assets	28,560	700	55,349	700

Operating income (loss)	33,517	(14,451)	54,051	(21,426)

OTHER INCOME (EXPENSE):
Interest expense	(22,568)	(21,374)	(44,693)	(41,033)
Interest income	795	378	1,673	874
Other expenses net	(142)	679	(165)	108
Loss on extinguishment of debt	—	—	—	(17,552)
Gain on modification of program rights obligations	604	204	1,207	437

Income (loss) before income taxes	12,206	(34,564)	12,073	(78,592)
Income tax provision	(5,251)	(3,501)	(5,303)	(129,404)

Net income (loss)	6,955	(38,065)	6,770	(207,996)
Dividends and accretion on redeemable preferred stock	(23,968)	(28,667)	(47,230)	(58,198)

Net loss attributable to common stockholders	$(17,013)	$(66,732)	$(40,460)	$(266,194)

Basic and diluted loss per common share	$(0.25)	$(1.03)	$(0.60)	$(4.11)

Weighted average shares outstanding	67,658,154	64,875,141	67,231,239	64,817,149

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2003 (Unaudited)
(in thousands)

			Common					Accumu-
			Stock	Stock		Deferred		Lated
			Warrants	Subscription	Addi-	Stock		Other	Total
	Common Stock		and	Notes	tional	Option		Compre-	Stock-
			Call	Receivable,	Paid-In	Compen-	Accumulated	hensive	holders'
	Class A	Class B	Option	Net	Capital	Sation	Deficit	Loss	Deficit

Balance, December 31, 2002	$57	$8	$68,384	$(747)	$513,109	$(2,460)	$(1,523,670)	$(3,146)	$(948,465)
Stock-based compensation	—	—	—	—	—	8,467	—	—	8,467
Deferred stock option compensation	—	—	—	—	8,544	(8,544)	—	—	—
Stock options exercised	2	—	—	—	594	—	—	—	596
Expiration of common stock warrants	—	—	(1,721)	—	1,721	—	—	—	—
Payment of employee withholding taxes on exercise of common stock options	—	—	—	—	(2,335)	—	—	—	(2,335)
Repayment of stock subscription notes receivable	—	—	—	747	—	—	—		747
Other comprehensive income	—	—	—	—	—	—	—	1,359	1,359
Dividends on redeemable and convertible preferred stock	—	—	—	—	—	—	(46,385)	—	(46,385)
Accretion on redeemable and convertible preferred stock	—	—	—	—	—	—	(845)	—	(845)
Net income	—	—	—	—	—	—	6,770	—	6,770

Balance, June 30, 2003	$59	$8	$66,663	$—	$521,633	$(2,537)	$(1,564,130)	$(1,787)	$(980,091)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$6,770	$(207,996)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,910	26,866
Stock-based compensation	8,511	1,875
Loss on extinguishment of debt	—	17,552
Non-cash restructuring charges (credits)	11	(402)
Program rights amortization	24,497	38,415
Adjustment of programming to net realizable value	1,066	2,900
Payments for cable distribution rights	(1,500)	(3,257)
Payments for program rights and deposits	(20,475)	(58,965)
Provision for doubtful accounts	(742)	(373)
Deferred income tax provision	4,937	129,344
Loss on sale or disposal of assets	428	715
Gain on sale of broadcast assets	(55,349)	(700)
Gain on modification of program rights obligations	(1,207)	(437)
Accretion on senior subordinated discount notes	21,182	17,522
Changes in assets and liabilities:
Decrease in accounts receivable	9,180	1,615
Decrease in amounts due from Crown Media	5,900	—
(Increase) decrease in prepaid expenses and other current assets	(173)	400
Decrease in other assets	569	2,580
Increase (decrease) in accounts payable and accrued liabilities	(1,648)	2,049
Decrease in accrued interest	(234)	(738)
Decrease in obligations to CBS	(4,315)	—

Net cash provided by (used in) operating activities	19,318	(31,035)

Cash flows from investing activities:
Acquisitions of broadcasting properties	—	(265)
Decrease (increase) in short-term investments	17,073	(7,766)
Purchases of property and equipment	(11,174)	(19,135)
Proceeds from sale of broadcast assets	77,465	700
Proceeds from sale of property and equipment	206	12
Proceeds from insurance recoveries	—	1,493
Other	(75)	(568)

Net cash provided by (used in) investing activities	83,495	(25,529)

Cash flows from financing activities:
Borrowings of long-term debt	2,000	325,338
Repayments of long-term debt	(3,451)	(736)
Redemption of 12 1/2% exchange debentures	—	(284,410)
Payments of loan origination costs	(689)	(10,259)
Debt extinguishment premium and costs	—	(14,302)
Payments of employee withholding taxes on exercise of common stock options	(2,335)	—
Proceeds from exercise of common stock options, net	129	1,182
Proceeds from stock subscription notes receivable	144	—

Net cash (used in) provided by financing activities	(4,202)	16,813

Increase (decrease) in cash and cash equivalents	98,611	(39,751)
Cash and cash equivalents, beginning of period	25,765	83,858

Cash and cash equivalents, end of period	$124,376	$44,107

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Paxson Communications Corporation’s (the “Company”) financial information contained in the financial statements and notes thereto as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. Except as described below, there have been no changes in accounting policies since the year ended December 31, 2002. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to the prior year’s financial statements to conform to the 2003 presentation. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and the definitive proxy statement for the annual meeting of stockholders held May 16, 2003, both of which were filed with the United States Securities and Exchange Commission.

     In 1998, the Company began entering into cable distribution agreements for periods generally up to ten years in markets where the Company does not own a television station. Certain of these cable distribution agreements also provided the Company with some level of promotional advertising to be run at the discretion of the cable operator, primarily during the first few years to support the launch of the Company’s PAX TV network on the cable systems. The Company has been amortizing these assets on an accelerated basis which gave affect to the advertising component included in these agreements. In the second quarter of 2003, the Company determined that it had over amortized certain of these assets and recorded a $4 million reduction of its amortization expense. The remaining unamortized cost, which had been amortized over seven years, will be amortized over the remaining contractual life of the agreements.

2. RESTRUCTURING PLANS

     During the fourth quarter of 2002, the Company adopted a plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company’s cash operating expenditures. In connection with this plan, the Company recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million in costs associated with exiting leased properties and the consolidation of certain operations. Through June 30, 2003, the Company has paid $2.1 million in termination benefits to 94 employees and paid $0.3 million of lease termination and other costs. The Company has accounted for these costs pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, which has been nullified under SFAS No. 146. As such, the Company will recognize additional restructuring costs as they are incurred.

     The Company has substantially completed its Joint Sales Agreement (“JSA”) restructuring plan entered into in the fourth quarter of 2000, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

     The following summarizes the activity in the Company’s restructuring reserves for the six months ended June 30, 2003 (in thousands):

		Amounts Charged
	Balance	(Credited) to	Cash	Balance
	December 31, 2002	Costs and Expenses	Deductions	June 30, 2003

Corporate Restructuring
Accrued liabilities:
Lease and other costs	$262	$78	$(251)	$89
Severance	732	(67)	(660)	5

	$994	$11	$(911)	$94

JSA Restructuring
Accrued liabilities:
Lease costs	$528	$—	$(305)	$223

     The following summarizes the activity in the Company’s JSA restructuring reserves for the six months ended June 30, 2002 (in thousands):

	Balance	Amounts Credited to
	December 31,	Costs and	Cash	Balance
	2001	Expenses	Deductions	June 30, 2002

Accrued Liabilities:
Lease costs	$1,717	$(129)	$(518)	$1,070
Severance	382	(273)	(109)	—

	$2,099	$(402)	$(627)	$1,070

3. ASSET SALES

     The results of operations and the gain on sale of assets held for sale are included in the determination of the Company’s operating income (loss) from its continuing operations in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) since these assets do not constitute a component of the Company under SFAS 144. The Company generally maintains a geographic presence in the markets where assets have been sold by airing the PAX TV network through cable distribution agreements or the Company’s other owned or operated stations in the designated market areas.

     Assets held for sale consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Intangible assets, net	$3,499	$17,281
Property and equipment, net	10,232	16,065
Other assets	—	236

	$13,731	$33,582

     In June 2003, the Company entered into an agreement to sell the assets of its television station KPXJ, serving the Shreveport, Louisiana market, for a cash purchase price of $10.0 million. The sale, subject to receipt of regulatory approvals, is expected to close by the end of 2003.

     In May 2003, the Company completed the sale of the assets of its television station KAPX, serving the Albuquerque, New Mexico market, for a cash purchase price of $20.0 million resulting in a pre-tax gain of approximately $14.8 million.

     In April 2003, the Company completed the sale of the assets of its television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market, for an aggregate cash purchase price of $10 million resulting in a pre-tax gain of approximately $4.2 million.

     In April 2003, the Company completed the sale of its limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million resulting in a pre-tax gain of approximately $10.2 million.

     In February 2003, the Company completed the sale of the assets of its television station KPXF, serving the Fresno, California market, for a cash purchase price of $35 million resulting in a pre-tax gain of approximately $26.8 million.

4. LONG-TERM DEBT

     Senior subordinated notes and bank financing consists of the following (in thousands):

	June 30,	December 31,
	2003	2002

12 1/4% Senior Subordinated Discount Notes due 2009	$496,263	$496,263
10 3/4% Senior Subordinated Notes due 2008	200,000	200,000
Senior Bank Credit Facility	352,300	353,725
Other debt	531	558

	1,049,094	1,050,546
Less: discount on 12 1/4 % Senior Subordinated Discount Notes	(129,263)	(150,445)
Less: current portion of bank financing	(3,406)	(3,144)

	$916,425	$896,957

     The Company’s senior bank credit facility, as amended and restated on May 5, 2003, contains various covenants restricting the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting its activities. The Company amended and restated the senior bank credit facility on May 5, 2003 to consolidate previous amendments and allow for the issuance of letters of credit, subject to availability under the Company’s $25 million revolving credit facility. At June 30, 2003, there was $23 million in borrowings outstanding under the revolving credit facility and $0.9 million of outstanding letters of credit. The Company paid a fee of $0.1 million in connection with this amendment and restatement. The senior bank credit facility, as amended, contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined under our senior bank credit facility) for each of the fiscal quarters ended June 30, 2001 through December 31, 2004, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after March 31, 2005, (3) maximum annual capital expenditures for 2001 through 2006, and (4) maximum annual programming payments for 2002 through 2006.

     Under the terms of the senior bank credit facility, as amended, the Company will be deemed to be in compliance with its trailing twelve-month minimum net revenue covenants for the quarters ending June 30, September 30 and December 31, 2003 if its trailing twelve-month net revenues for the quarter are at least $250 million and the Company has satisfied the requirement to pay a fee in the amount of 0.125% of the outstanding principal amount under the facility for each quarterly period that the Company’s trailing twelve-month net revenues are less than the original covenant minimums set forth in the credit agreement, but not less than $250 million. These terms are consistent with the terms of a waiver the Company obtained in March 2003, for which the Company paid a waiver fee of $0.5 million, and have now been incorporated into the amended and restated credit agreement.

     At June 30, 2003, the Company was in compliance with its amended covenants. The Company currently expects that it will continue to be in compliance with these amended covenants through the end of fiscal 2003, but that it will not be able to comply with certain of its covenants in 2004. Prior to December 31, 2003, the Company plans to seek a waiver from its lenders under the senior bank credit facility related to these 2004 covenants or possibly seek an amendment to the senior bank credit facility. There can be no assurance that the Company’s lenders will grant the Company any waiver or agree to any amendment which might become necessary. If the Company failed to meet any of its debt covenants and the Company’s lenders did not grant a waiver or amend the facility, the lenders would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior bank credit facility. Should an event of default be declared under the senior bank credit facility, this would cause a cross default to occur under the Company’s senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of the Company’s three outstanding series of preferred stock the right to elect two directors per series to the Company’s Board of Directors. There can be no assurance that the Company would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

     See Note 11, New Accounting Pronouncements, for a discussion of SFAS 150 and its effect on the classification of the Company’s mandatorily redeemable preferred stock.

5. MANDATORILY REDEEMABLE PREFERRED STOCK

     The following represents a summary of the changes in the Company’s mandatorily redeemable preferred stock during the six month period ended June 30, 2003 (in thousands):

			8% Series B
	14 1/4%	9 3/4% Series A	Convertible
	Junior Exchangeable	Convertible	Exchangeable
	Preferred Stock	Preferred Stock	Preferred Stock	Total

Balance at December 31, 2002	$354,498	$114,320	$524,283	$993,101
Accretion	596	249	—	845
Accrual of cumulative dividends	24,044	5,741	16,600	46,385

Balance at June 30, 2003	$379,138	$120,310	$540,883	$1,040,331

Aggregate liquidation preference at June 30, 2003	$383,200	$121,680	$540,883	$1,045,763
Shares authorized	72,000	17,500	41,500	131,000
Shares issued and outstanding	37,671	12,208	41,500	91,379
Accrued dividends	$6,715	$—	$125,883	$132,598

     Holders of the Junior Exchangeable Preferred Stock are entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase to 14 1/4% per annum for each such dividend payment period. The Company has elected to continue to pay dividends in additional shares, therefore the dividend rate increased to 14 1/4% after May 15, 2003 in accordance with the terms of the security. See Note 11 – New Accounting Pronouncements, for a discussion of SFAS 150 and its effect on the Company’s classification of its mandatorily redeemable preferred stock.

6. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$6,955	$(38,065)	$6,770	$(207,996)
Other comprehensive income:
Unrealized gain (loss) on interest rate swap	801	(1,964)	1,359	(1,189)

Comprehensive income (loss)	$7,756	$(40,029)	$8,129	$(209,185)

7. INCOME TAXES

     The Company has recorded a provision for income taxes based on its estimated annual effective income tax rate. For the three and six months ended June 30, 2003 and 2002, the Company has recorded a valuation allowance for its deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002, the Company no longer amortizes its goodwill and FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, the Company is required under FASB Statement No. 109, “Accounting for Income Taxes” to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to adopting SFAS 142, the Company considered its deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of its deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or when they are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance totaling approximately $125.9 million during the first quarter of 2002. In addition, the Company continues to record increases in its valuation allowance based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.

     The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined the Company’s 1997 tax return and has issued the Company a “30-day letter” proposing to disallow all of the Company’s gain deferral. The Company filed its protest to this determination with the IRS appeals division, but cannot predict the outcome of this matter at this time, and may not prevail. In addition, the “30-day letter” offered the Company an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. The Company filed a protest to this alternative determination as well. The Company may not prevail with respect to this alternative determination. Should the IRS successfully challenge the Company’s position and disallow all or part of its gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses. The Company has estimated the amount of interest for which it could be held liable to be approximately $16 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, the Company estimates it would be liable for only a nominal amount of interest.

8. PER SHARE DATA

     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

     As of June 30, 2003 and 2002, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	June 30,

	2003	2002

Stock options outstanding	3,764	12,507
Class A common stock warrants outstanding	32,032	32,428
Class A common stock reserved under convertible securities	39,526	38,825

	75,322	83,760

     In June 2003, warrants to purchase 240,000 shares of Class A common stock that were issued in connection with the issuance of the 9 3/4% Series A Convertible Preferred Stock in June 1998 and warrants to purchase 155,500 shares of Class A common stock issued to an affiliate of a former member of the Company’s board of directors, which were valued upon issuance at approximately $1.7 million, expired unexercised.

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

     In January 2003, the Company consummated a stock option exchange offer under which the Company granted to holders who tendered their eligible options in the exchange offer new options under the Company’s 1998 Stock Incentive Plan, as amended, (the “Plan”) to purchase one share of the Company’s Class A common stock for each two shares of Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 7.3 million options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan’s provisions, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a fixed non-cash stock-based compensation expense of approximately $8.5 million, of which approximately $0.5 million and $7.4 million related to vested and unvested shares issued upon exercise of the new options was recognized in the three and six months ended June 30, 2003, respectively, and the remaining $1.1 million is being recognized on a straight-line basis over the remaining vesting period of the modified award. In addition, the remaining deferred stock compensation expense totaling approximately $2.5 million at December 31, 2002 associated with the tendered options is being recognized on a straight-line basis over the remaining vesting period of the modified award ($0.6 million and $1.1 million recognized in the three and six months ended June 30, 2003, respectively).

     Had compensation expense for the Company’s option plans been determined using the fair value method the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss available to common stockholders:
As reported	$(17,013)	$(66,732)	$(40,460)	$(266,194)
Add: Stock-based compensation expense included in reported net loss	1,097	542	8,511	1,875
Deduct: Total stock-based compensation expense determined under the fair value method	(1,364)	(1,830)	(9,267)	(3,659)

Pro forma net loss available to common stockholders	$(17,280)	$(68,020)	$(41,216)	$(267,978)

Basic and diluted net loss per share:
As reported	$(0.25)	$(1.03)	$(0.60)	$(4.11)
Pro forma	(0.26)	(1.05)	(0.61)	(4.13)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility range of 50% to 73%, risk free interest rates of 2.8% to 6.9% and weighted average expected option terms of 1 day to 7.5 years.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash operating and financing activities are as follows (in thousands):

	For the Six Months
	Ended June 30,

	2003	2002

	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,079	$21,994

Cash paid for income taxes	$107	$550

Non-cash operating and financing activities:
Dividends accrued on redeemable preferred stock	$46,385	$43,988

Discount accretion on redeemable securities	$845	$14,210

Stock option exercise proceeds and withholding taxes remitted through withholding of shares received upon exercise	$2,359	$—

Stock options granted and exercised for consulting services	$465	$—

Repayment of stock subscription notes receivable through offset of deferred compensation	$615	$—

11. NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock such as the Company’s 14 1/4% Junior Exchangeable Preferred Stock. SFAS 150 is effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company will adopt SFAS 150 effective July 1, 2003. Upon adoption, the Company will record a deferred asset for the unamortized issuance costs (approximately $4.1 million at June 30, 2003) and record a liability for the mandatorily redeemable preferred stock balance (approximately $383.2 million at June 30, 2003) related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock will be recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods classifications is not permitted upon adoption of SFAS 150. The Company’s 9 3/4% Series A Convertible Preferred Stock and 8% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS 150 because of their equity conversion features.

     In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is evaluating whether the television stations it currently operates serving the Memphis, TN and New Orleans, LA markets, for which the Company holds options to purchase certain of their assets at any time after January 1, 2005 through December 31, 2006 for an aggregate purchase price of $40 million, of which $4 million has been deposited into escrow, are variable interest entities (“VIEs”). If these stations are determined to be VIEs then, as the primary beneficiary, the Company will be required to consolidate the stations’ financial position and operating results beginning on July 1, 2003. These stations are currently operating under time brokerage agreements with the Company. The Company has not completed its assessment of whether the adoption of FIN 46 will have a material impact, if any, on its consolidated financial position, results of operations or cash flows.

     In the first quarter of 2003, the Company adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Among other matters, SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of related income taxes. As a result, debt extinguishments used as part of an entity’s risk management strategy no longer meet the criteria for classification as extraordinary items. In connection with the Company’s January 2002 refinancing, the Company recognized a loss due to early extinguishment of debt totaling approximately $17.6 million resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the Company’s 12 1/2% exchange debentures. This loss was classified as an extraordinary item in the Company’s previously issued financial statements. Because of the adoption of SFAS 145 in 2003, the Company has reclassified this loss to other income (expense) in the Company’s consolidated statements of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Currently, the Company accounts for stock option plans under the intrinsic value method of APB Opinion No. 25. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148 in its 2002 annual financial statements and its 2003 interim financial statements. The Company does not intend to change its accounting policy with regard to stock based compensation and there was no impact on the Company’s financial position, results of operations or cash flows upon adoption of SFAS 148.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     We were founded in 1991 by Lowell W. Paxson, who remains our Chairman and Chief Executive Officer and controlling stockholder. We began by purchasing radio and television stations, and grew to become Florida’s largest radio station group, while also owning two network-affiliated television stations and other television stations that carried principally infomercials and other paid programming. In 1997, we sold our radio station group and our network-affiliated television stations to concentrate on building our owned and operated television station group. We used the proceeds from the sale of our radio station group and network-affiliated television stations to acquire television stations and build the PAX TV network. Since commencing our television operations in 1994, we have established the largest owned and operated broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We launched PAX TV on August 31, 1998, and are now in our fifth network programming season.

     In September 1999, National Broadcasting Company, Inc. (“NBC”) invested $415 million in our company. We have also entered into a number of agreements with NBC. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into Joint Sales Agreements (“JSA”) with NBC with respect to most of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the six months ended June 30, 2003, we paid or accrued amounts due to NBC totaling approximately $10.6 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

     We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

•	NETWORK SPOT ADVERTISING REVENUE. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network spot advertising is sold under advance, or “upfront,” commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. Network advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network advertising revenue represented approximately 22% of our revenue during the six months ended June 30, 2003.

•	NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. Our network long form paid programming represented approximately 41% of our revenue during the six months ended June 30, 2003.

•	STATION ADVERTISING REVENUE. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 37% of our revenue during the six months ended June 30, 2003. Included in station advertising revenue is long form paid programming sold locally or nationally which represented approximately 21% of our revenue during the six months ended June 30, 2003.

     Beginning in January 2003, we modified our programming schedule by replacing network programming during the hours of 1 p.m. to 5 p.m. and 11:30 p.m. to midnight, Monday through Friday, and 5 p.m. to 6 p.m. and 11 p.m. to midnight, Saturday and Sunday, with long form paid programming. As a result, the percentage of our revenues derived from long form paid programming has increased from 47% in the year ended December 31, 2002, to 62% in the six months ended June 30, 2003. We expect to continue to derive more than half of our revenues from long form paid programming for the remainder of 2003.

     Commencing in the fourth quarter of 1999, we began entering into JSAs with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot advertising sales management and representation for our stations and we integrate and co-locate our station operations with those of our JSA partners. To date, we have entered into JSAs for 49 of our 61 owned and operated television stations.

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

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Gross revenues	$76,872	$78,611	$159,550	$159,392
Less: agency commissions	(11,012)	(10,279)	(23,088)	(21,985)

Net revenues	65,860	68,332	136,462	137,407

Expenses:
Programming and broadcast operations	13,072	12,209	25,674	25,167
Program rights amortization	11,475	19,446	24,497	38,415
Selling, general and administrative	26,786	34,198	53,889	63,817
Business interruption insurance proceeds	—	(1,007)	—	(1,007)
Time brokerage and affiliation fees	1,101	967	2,202	1,902
Stock-based compensation	1,097	542	8,511	1,875
Adjustment of programming to net realizable value	—	2,900	1,066	2,900
Restructuring charges (credits)	32	—	11	(402)
Depreciation and amortization	7,340	14,228	21,910	26,866

Total operating expenses	60,903	83,483	137,760	159,533
Gain on sale of broadcast assets	28,560	700	55,349	700

Operating income (loss)	$33,517	$(14,451)	$54,051	$(21,426)

Other Data:
Program rights payments and deposits	$7,288	$29,915	$20,475	$58,965
Payments for cable distribution rights	—	979	1,500	3,257
Capital expenditures	5,820	7,087	11,174	19,135
Cash flows provided by (used in) operating activities	11,519	(10,397)	19,318	(31,035)
Cash flows provided by (used in) investing activities	50,192	(891)	83,495	(25,529)
Cash flows (used in) provided by financing activities	(2,623)	3,281	(4,202)	16,813

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     Gross revenues decreased 2% to $76.9 million for the three months ended June 30, 2003 from $78.6 million for the three months ended June 30, 2002. This decrease is primarily attributable to the sale of certain television stations.

     Programming and broadcast operations expenses were $13.1 million during the three months ended June 30, 2003, compared with $12.2 million for the comparable period last year. This increase is primarily due to higher tower rent and utilities expense in connection with our digital television buildout. Program rights amortization expense was $11.5 million during the three months ended June 30, 2003 compared with $19.4 million for the comparable period last year. The decrease is primarily due to the modification of our programming schedule in January 2003 whereby we replaced daytime entertainment programming with long form paid programming for which we have no programming cost and due to the sub-licensing of Touched By An Angel to Crown Media described below.

Selling, general and administrative expenses were $26.8 million during the three months ended June 30, 2003 compared with $34.2 million for the comparable period last year. The decrease is primarily a result of cost cutting measures including headcount reductions in connection with the fourth quarter 2002 restructuring activities described below and lower legal expenses resulting primarily from the 2002 completion of the NBC arbitration matter and the 2002 postponement of the 700 MHz spectrum auction. In addition, we reduced our bad debt reserve by approximately $1.5 million because of the decrease in our receivables that resulted from our shift in 2003 to more prepaid long form advertising. These reductions were partially offset by an increase in advertising expenses to promote the PAX TV network. Depreciation and amortization expense was $7.3 million during the three months ended June 30, 2003 compared with $14.2 million for the comparable period last year. This decrease is due to the sale of broadcast assets and our determination to amortize our remaining cable distribution rights over the remaining term of the underlying agreements. In 1998, we began entering into cable distribution agreements for periods generally up to ten years in markets where we do not own a television station. Certain of these cable distribution agreements also provided us with some level of promotional advertising to be run at the discretion of the cable operator, primarily during the first few years to support the launch of the PAX TV network on the cable systems. We have been amortizing these assets on an accelerated basis which gave affect to the advertising component included in these agreements. In the second quarter of 2003, we determined that we had over amortized certain of these assets and recorded a $4 million reduction of our amortization expense. The remaining unamortized cost, which had been amortized over seven years, will be amortized over the remaining contractual life of the agreements.

     In May 2003, we completed the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for $20.0 million resulting in a pre-tax gain of approximately $14.8 million. In April 2003, we completed the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market, for $10.0 million resulting in a pre-tax gain of approximately $4.2 million. In April 2003, we completed the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million resulting in a pre-tax gain of approximately $10.2 million.

     Interest expense for the three months ended June 30, 2003 increased to $22.6 million from $21.4 million in the same period in 2002. The increase is primarily due to higher accretion on our 12 1/4% senior subordinated discount notes. At June 30, 2003, total long-term debt and senior subordinated notes were $919.8 million compared with $871.3 million as of June 30, 2002. Interest income for the three months ended June 30, 2003 increased to $0.8 million from $0.4 million in the same period in 2002. The increase is primarily due to higher average cash and short-term investment balances in 2003 resulting from proceeds from asset sales.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     Gross revenues remained relatively flat at $159.5 million for the six months ended June 30, 2003 versus $159.4 million for the six months ended June 30, 2002. Network revenues were down $3.5 million for the six months ended June 30, 2003 versus the same period last year due to the modification of our programming schedule in January 2003 whereby we replaced daytime entertainment programming and related spot advertising with long form paid programming. The network decrease was offset by higher advertising revenues from our television stations during the six months ended June 30, 2003. The increase in television station revenues is primarily due to favorable results from the modification of our programming schedule in January 2003.

     Programming and broadcast operations expenses were $25.7 million during the six months ended June 30, 2003, compared with $25.2 million for the comparable period last year. This increase is primarily due to higher tower rent and utilities expense in connection with our digital television buildout. Program rights amortization expense was $24.5 million during the six months ended June 30, 2003 compared with $38.4 million for the comparable period last year. The decrease is primarily due to the modification of our programming schedule in January 2003 whereby we replaced daytime entertainment programming with long form paid programming for which we have no programming cost and due to the sub-licensing of Touched By An Angel to Crown Media described below. Selling, general and administrative expenses were $53.9 million during the six months ended June 30, 2003 compared with $63.8 million for the comparable period last year. The decrease is primarily a result of cost cutting measures including headcount reductions in connection with the fourth quarter 2002 restructuring activities described below and lower legal expenses resulting primarily from the 2002 completion of the NBC arbitration matter and 2002 postponement of the 700 MHz spectrum auction, partially offset by an increase in advertising expenses to promote the PAX TV network. In addition, during the first quarter of 2003, we received approximately $2.2 million from NBC to settle a pending dispute regarding digital television signal interference at our television station WPXM, serving the Miami-Fort Lauderdale, Florida market. This settlement was recorded as a reduction of our selling, general and administrative expenses. Also, we reduced our bad debt reserve by approximately $1.5 million because of the decrease in our receivables that resulted from our shift in 2003 to more prepaid long form advertising. During the six months ended June 30, 2003, we recognized an adjustment of programming to net realizable value totaling $1.1 million resulting from our decision to no longer air an original game show production. Depreciation and amortization expense was $21.9 million during the six months ended June 30, 2003 compared with $26.9 million for the comparable period last year. This decrease is due to the sale of broadcast assets and the reduction of our cable distribution rights amortization as described above.

     In May 2003, we completed the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for $20.0 million resulting in a pre-tax gain of approximately $14.8 million. In April 2003, we completed the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market, for $10.0 million resulting in a pre-tax gain of approximately $4.2 million. In February 2003, we completed the sale of our television station KPXF, serving the Fresno, California market, for $35 million resulting in a gain of approximately $26.8 million. In April 2003, we completed the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million resulting in a pre-tax gain of approximately $10.2 million.

     In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer new options under our 1998 Stock Incentive Plan, as amended, (the “Plan”) to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 7.3 million options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan’s provisions, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.5 million, of which approximately $7.4 million related to vested and unvested shares issued upon exercise of the new options was recognized in the six months ended June 30, 2003 and the remaining $1.1 million will be recognized on a straight-line basis over the remaining vesting period of the modified awards. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options is being recognized on a straight-line basis over the remaining vesting period of the modified awards ($1.1 million recognized in the six months ended June 30, 2003).

     Interest expense for the six months ended June 30, 2003 increased to $44.7 million from $41.0 million in the same period in 2002. The increase is primarily due to a greater level of debt due to our debt refinancing in January 2002. Interest income for the six months ended June 30, 2003 increased to $1.7 million from $0.9 million in the same period in 2002. The increase is primarily due to higher average cash and short-term investment balances in 2003 resulting from proceeds from asset sales.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock such as our 14 1/4% Junior Exchangeable Preferred Stock. SFAS 150 is effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We will adopt SFAS 150 effective July 1, 2003. Upon adoption, we will record a deferred asset for the unamortized issuance costs (approximately $4.1 million at June 30, 2003) and record a liability for the mandatorily redeemable preferred stock balance (approximately $383.2 million at June 30, 2003) related to our 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock will be recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods classifications is not permitted upon adoption of SFAS 150. Our 9 3/4% Series A Convertible Preferred Stock and 8% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS 150 because of their equity conversion features.

     In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50,” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to

February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are evaluating whether the television stations we currently operate serving the Memphis, TN and New Orleans, LA markets, for which we hold options to purchase certain of their assets at any time after January 1, 2005 through December 31, 2006 for an aggregate purchase price of $40 million, of which $4 million has been deposited into escrow, are variable interest entities (“VIEs”). If these stations are determined to be VIEs then, as the primary beneficiary, we will be required to consolidate the stations’ financial position and operating results beginning on July 1, 2003. These stations are currently operating under time brokerage agreements with us. We have not completed our assessment of whether the adoption of FIN 46 will have a material impact, if any, on our consolidated financial position, results of operations or cash flows.

     In the first quarter of 2003, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Among other matters, SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of related income taxes. As a result, debt extinguishments used as part of an entity’s risk management strategy no longer meet the criteria for classification as extraordinary items. As described below, in connection with our January 2002 refinancing, we recognized a loss due to early extinguishment of debt totaling approximately $17.6 million resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures. This loss was classified as an extraordinary item in our previously issued financial statements. Because of the adoption of SFAS 145 in 2003, we have reclassified this loss to other income (expense) in our consolidated statement of operations.

RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2002, we adopted a plan to consolidate certain of our operations, reduce personnel and modify our programming schedule in order to significantly reduce our cash operating expenditures. In connection with this plan, we recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million in costs associated with exiting leased properties and the consolidation of certain operations. Through June 30, 2003, we have paid $2.1 million in termination benefits to 94 employees and paid $0.3 million of lease termination and other costs. We have accounted for these costs pursuant to SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which we early adopted in the fourth quarter of 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3,“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” which has been nullified under SFAS No. 146. As such, we will recognize additional restructuring costs as they are incurred.

     We have substantially completed the JSA restructuring plan entered into in the fourth quarter of 2000, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

INCOME TAXES

     We have recorded a provision for income taxes based on our estimated annual effective income tax rate. For the three and six months ended June 30, 2003 and 2002, we have recorded a valuation allowance for our deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as we believe it is more likely than not that we will be unable to utilize our remaining net deferred tax assets. Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002, we no longer amortize goodwill and FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, we are required under FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to the adoption of SFAS 142, we considered our deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of our deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or when they are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, we were required to record an increase in our deferred tax asset valuation allowance totaling approximately $125.9 million during the first quarter of 2002. In addition, we continue to record increases in our valuation allowance based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a “30-day letter” proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the “30-day letter” offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $16 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand and our net working capital. As of June 30, 2003, we had $124.4 million in cash and short-term investments and working capital of approximately $89.9 million. During the six months ended June 30, 2003, our cash and short-term investments increased by approximately $81.5 million due primarily to proceeds from the asset sales described below. Subject to the satisfactory resolution of the covenant compliance issues under our senior bank credit facility discussed below, we believe that our cash on hand as well as cash provided by future operations, net working capital and the proceeds from the remaining planned asset sale will provide the liquidity necessary to meet our obligations and financial commitments for at least the next twelve months. If we are unable to complete the identified asset sale or our financial results are not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

     Cash provided by (used in) operating activities was approximately $19.3 million and ($31.0) million for the six months ended June 30, 2003 and 2002, respectively. These amounts reflect cash generated or used in connection with the operation of PAX TV, including the related programming rights and cable distribution rights payments and interest payments on our debt. The increase is due to improved operating results from the modification of our programming schedule and other restructuring activities as well as reduced programming payments in the period. In addition, our accounts receivable have declined significantly as a result of our increased revenue contribution from long form advertising, which is generally paid in advance.

     Cash provided by (used in) investing activities was approximately $83.5 million and ($25.5) million for the six months ended June 30, 2003 and 2002, respectively. These amounts include proceeds from the sale of broadcast assets, capital expenditures and short term investment transactions. During the six months ended June 30, 2003, we raised $77.5 million in proceeds from the sale of broadcast assets in completion of our liquidity plan to raise $100 million. These asset sales included the sale of our television station KPXF, serving the Fresno, California market, to Univision Communications, Inc. for $35 million, which we completed in February 2003; the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market for an aggregate purchase price of $10 million, which we completed in April 2003; the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $14 million, which we completed in April 2003; and the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for approximately $20 million which we completed in May 2003. In addition, we have signed a definitive agreement to sell the assets of our television station KPXJ, serving the Shreveport, Louisiana market, for $10 million. The sale of KPXJ is expected to close before year end 2003. As of June 30, 2003, we had agreements to purchase broadcast properties totaling approximately $36.0 million, net of deposits and advances. We do not anticipate spending any significant amounts to satisfy these commitments until 2005 or thereafter.

     Capital expenditures were approximately $11.2 million and $19.1 million for the six months ended June 30, 2003 and 2002, respectively. The FCC has mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002, and complete the build out of the balance of its full authorized facilities by a later date to be established by the FCC. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC’s timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently own or operate 32 stations broadcasting in digital (in addition to broadcasting in analog) and expect to have 12 more stations commence their digital broadcast services by December 31, 2003. With respect to our remaining stations, we have received construction permits from the FCC and will be completing the buildout on five stations during 2004, we are awaiting construction permits from the FCC with respect to six of our television stations and six of our television stations have not received a digital channel allocation and therefore will not be converted until the end of the digital transition. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $18 million over the next two to three years to complete the conversion. We will likely fund these expenditures from cash on hand and proceeds from our remaining planned asset sale.

     Cash (used in) provided by financing activities was ($4.2) million and $16.8 million during the six months ended June 30, 2003 and 2002, respectively. These amounts include the proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments. Also included are payments of employee withholding taxes on option exercises in connection with the January 2003 stock option exchange offer and proceeds from the January 2002 refinancing described below, as well as the related principal repayments, redemption premium and refinancing costs.

     In January 2002, we completed an offering of senior subordinated discount notes due in 2009. Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance our 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of our 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The notes were sold at a discounted price of 62.132% of the principal amount at maturity, which represents a yield to maturity of 12 1/4%. Interest on the notes will be payable in cash semi-annually beginning on July 15, 2006. The senior subordinated discount notes are guaranteed by our subsidiaries. As described above, we recognized a loss due to early extinguishment of debt totaling approximately $17.6 million in the first quarter of 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures.

     The terms of the indentures governing our senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for specified indebtedness related to the funding of capital expenditures and refinancing indebtedness. In addition, our senior bank credit facility also contains covenants restricting our ability and the ability of our subsidiaries to engage in certain activities, including among other things, to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions, or enter into transactions with affiliates. On June 28, 2002, we and our lenders amended our senior bank credit facility to, among other things, reduce the minimum required levels of net revenues and EBITDA (as defined in the senior bank credit facility and summarized below) for certain periods under the facility’s financial covenants and allow us to retain the proceeds from certain planned asset sales for general corporate purposes. In connection with the amendment, the interest rates were increased to LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% and we paid an amendment fee of $0.9 million. On November 4, 2002, we and our lenders amended our senior bank credit facility to, among other things, exclude from the definition of EBITDA certain costs resulting from our plan to consolidate certain of our operations, reduce personnel and modify our programming schedule. In connection with this amendment, we incurred costs of approximately $0.6 million. Our senior bank credit facility, as amended, contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA for each of the fiscal quarters ended June 30, 2001 through December 31, 2004, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after March 31, 2005, (3) maximum annual capital expenditures for 2001 through 2006 and (4) maximum annual programming payments for 2002 through 2006. EBITDA, as defined under our senior bank credit facility, is equal to our consolidated net income or loss plus the sum of interest expense (net of interest income), depreciation, amortization (excluding programming amortization), stock-based compensation, permitted programming net realizable value adjustments, permitted restructuring and other charges, time brokerage and affiliation fees, losses on the sale of assets and other non-cash expenses minus the sum of gains on the sale of assets and other non-cash income. In addition, EBITDA, as defined, is adjusted to give effect to acquisitions or dispositions of television stations as if they occurred at the beginning of the period they were consummated. For the three and six months ended June 30, 2003, our net revenues and EBITDA, as defined, exceeded our covenant minimum net revenues and EBITDA under our senior bank credit facility for the period.

     We amended and restated our senior bank credit facility on May 5, 2003, to consolidate the aforementioned amendments and allow for the issuance of letters of credit, subject to availability, under our $25 million revolving credit facility. At June 30, 2003, there was $23 million in borrowings outstanding under the revolving credit facility and $0.9 million in outstanding letters of credit. We paid a fee of $0.1 million in connection with this amendment and restatement.

     Our twelve-month trailing minimum net revenue and EBITDA covenants, as amended, for the next four quarters are as follows (in thousands):

	Minimum Net Revenues	Minimum EBITDA

Fiscal Quarter Ending
June 30, 2003	$270,000	$34,000
September 30, 2003	$280,000	$45,000
December 31, 2003	$290,000	$50,000
March 31, 2004	$300,000	$56,000

     Under the terms of the senior bank credit facility, we will be deemed to be in compliance with our trailing twelve-month minimum net revenue covenants for the quarters ending June 30, September 30 and December 31, 2003 if our trailing twelve-month net revenues for the quarter are at least $250 million, and we have satisfied the requirement to pay a fee in the amount of 0.125% of the outstanding principal amount under the facility for each quarterly period that our trailing twelve-month net revenues are less than the covenant minimums as set forth above, but not less than $250 million. These terms are consistent with the terms of a waiver we obtained in March 2003, for which we paid a waiver fee of $0.5 million, and have now been incorporated into the amended and restated credit agreement.

     Our ability to meet these financial covenants is influenced by several factors, the most significant of which is our ability to generate revenues, which in turn is affected by overall conditions in the television advertising marketplace, our long form advertising rates, our network and station ratings and the success of our JSA and other operating strategies and cost cutting initiatives. Adverse developments with respect to these or other factors could result in our failing to meet one or more of these covenants. At June 30, 2003, we were in compliance with these amended covenants. We currently expect we will continue to be in compliance with these amended covenants through the end of fiscal 2003, but that we will not be able to comply with certain of our covenants in 2004. Prior to December 31, 2003, we plan to seek a waiver from our lenders under the senior bank credit facility related to these 2004 covenants or possibly seek an amendment to the amended and restated senior bank credit facility. We can provide no assurance that our lenders will grant us any waiver or agree to any amendment which might become necessary. If we failed to meet any of our debt covenants and our lenders did not grant a waiver or amendment , they would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior bank credit facility. Should an event of default be declared under the senior bank credit facility, this would cause a cross default to occur under the senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of our three outstanding series of preferred stock the right to elect two directors per series to our board of directors. We can provide no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

     As of June 30, 2003, our programming contracts require collective payments of approximately $22.7 million as follows (in thousands):

	Obligation for	Program Rights
	Program Rights	Commitments	Total

2003 (July—December)	$13,098	$278	$13,376
2004	7,182	—	7,182
2005	2,092	—	2,092

	$22,372	$278	$22,650

     On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. (“CBS”) and Crown Media United States, LLC (“Crown Media”) to sublicense our rights to broadcast the television series Touched By An Angel (“Touched”) to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, we will receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period commencing August 2002 and the remaining $8.8 million of which will be paid over a three-year period commencing August 2003.

     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of June 30, 2003, amounts due or committed to CBS totaled approximately $58.9 million (including commitments of approximately $18.3 million for the 2002/2003 season to be made available in the future). The transaction resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

     We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of June 30, 2003, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $24.1 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

     Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of June 30, 2003, our obligation to CBS and our receivable from Crown Media related to Touched are due as follows (in thousands):

	Obligations	Future Commitments	Amounts Due from	Future Amounts Due
	to CBS	to CBS	Crown Media	from Crown Media	Total

2003 (July-December)	$10,591	$1,742	$(6,433)	$(1,222)	$4,678
2004	16,526	2,742	(12,867)	(2,933)	3,468
2005	11,419	6,699	(7,506)	(2,934)	7,678
2006	2,097	7,094	—	(1,711)	7,480

	40,633	18,277	(26,806)	(8,800)	23,304
Amount representing interest	—	—	2,698	1,224	3,922

	$40,633	$18,277	$(24,108)	$(7,576)	$27,226

     As of June 30, 2003, obligations for cable distribution rights require collective payments by us of approximately $6.8 million as follows (in thousands):

2003 (July—December)	$6,276
2004	191
2005	283

$6,750

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

     We have incurred losses from continuing operations in each fiscal year since our inception. As a result of these net losses, for the years ended December 31, 2002, 2001 and 2000, our earnings were insufficient to cover our combined fixed charges and preferred stock dividend requirements by approximately $259.9 million, $340.4 million and $390.7 million, respectively. We expect to continue to experience net losses in the foreseeable future, principally due to interest charges on outstanding debt (and the debentures into which our outstanding preferred stock can be exchanged, if issued), dividends on outstanding preferred stock, and non-cash charges for depreciation and amortization expense related to fixed assets and amortizable intangible assets. Future net losses could be greater than those we have experienced in the past.

     Our cash flow from operations has been insufficient to cover our operating expenses, debt service requirements and other cash commitments in each of the years ended December 31, 2002, 2001 and 2000. We have financed our operating cash requirements, as well as our capital needs, during these periods with the proceeds of asset sales and financing activities, including the issuance of preferred stock and additional borrowings. We may not be able to generate sufficient operating cash flow in the future to pay our debt service and preferred stock dividend requirements and may not be able to obtain sufficient additional financing to meet such requirements on terms acceptable to us, or at all.

     We believe that absent significant improvement in our ratings and revenues, our business operations are unlikely to provide sufficient cash flow to support our future debt service and preferred stock dividend requirements. We have engaged the firm of Bear Stearns & Co. Inc. to act as our financial advisor to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. These strategic alternatives may include the sale of material amounts of our assets, locating a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or acquisitio of our equity securities.

PAX TV may not be successful.

     We launched PAX TV on August 31, 1998, and later this year will commence our sixth network broadcasting season. The experiences of other new broadcast television networks during the past decade indicate that it requires a substantial period of time and the commitment of significant financial, managerial and other resources to gain market acceptance of a new television network by viewing audiences and advertisers to a sufficient degree that the new network can attain profitability. Although we believe that our approach is unique among broadcast television networks, in that we own and operate the stations reaching most of the television households that can receive PAX TV, our business model is unproven and to date has not been successful. In January 2003, we reduced the amount of entertainment programming on the PAX TV network by 26.5 hours per week and began airing long form paid programming during these hours. PAX TV may not gain sufficient market acceptance to be profitable or otherwise be successful.

If our television programming does not attract sufficient numbers of viewers in desirable demographic groups, or our revenues from the sale of long form paid programming were to decline, our advertising revenue could decrease.

     Advertising revenues constitute substantially all of our operating revenues. Our ability to generate advertising revenues depends upon our ability to sell our inventory of air time for long form paid programming at acceptable rates and, with respect to entertainment programming, to provide programming which attracts sufficient numbers of viewers in desirable demographic groups to generate audience ratings that advertisers will find attractive. Long form paid programming rates are dependent upon a number of factors, including our available inventory of air time, the viewing public’s interest in the products and services being marketed through long form paid programming, and economic conditions generally. Our revenues from the sale of air time for long form paid programming may decline. Our entertainment programming may not attract sufficient targeted viewership or achieve sufficiently favorable ratings to enable us to generate enough advertising revenues to be profitable. Our ratings depend partly upon unpredictable factors beyond our control and may decline, which would adversely affect that portion of our advertising revenues derived from the sale of commercial spots during our entertainment programming. We incur production, talent and other ancillary costs to produce original programs for PAX TV. Our original programming may not generate advertising revenues in excess of our programming and other costs.

Change in Revenue Mix

     In January 2003, we reduced the number of PAX TV network hours by 26.5 hours per week and began airing long form paid programming during these hours. While we believe that our operating performance during the first two quarters of 2003 has improved, partly as a result of this change in our programming strategy, we have begun to experience a modest decrease in the advertising rates for long form paid programming, which we attribute in part to the significant increase in our inventory of available time for long form paid programming. The percentage of our revenues derived from long form paid programming has increased from 47% in the year ended December 31, 2002, to 62% in the six months ended June 30, 2003, and we expect to continue to derive more than half of our revenues from long form paid programming for the remainder of 2003. While we intend to maintain a flexible programming strategy and may from time to time again adjust our mix of entertainment and long form paid programming as we seek to enhance our operating performance, we may not be able to maintain or increase our advertising revenues or improve our operating performance through changes in our programming strategy.

We may not be able to redeem our securities held by NBC were NBC to demand that we do so and this could have adverse consequences for us.

     NBC has the right, at any time that the FCC renders a final decision that NBC’s investment in us is “attributable” to NBC (as that term is defined under applicable rules of the FCC), or for a period of 60 days beginning on September 15, 2003, and on each September 15 after 2003, to demand that we redeem, or arrange for a third party to acquire, any shares of our Series B preferred stock then held by NBC. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. NBC also has the right to demand that we redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default. Should we fail to effect a redemption within prescribed time periods, NBC generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, its contractual rights with respect to our business, and its other rights under the related transaction agreements. Should we fail to effect a redemption triggered by an event of default on our part within 180 days after demand, NBC will have the right to exercise in full its existing warrants to purchase shares of our Class A common stock and its right to acquire Mr. Paxson’s Class B common stock at reduced prices. If NBC does not exercise these rights, we will have another 30-day period to effect a redemption. If we then fail to effect a redemption, NBC may require us to conduct, at our option, a public sale or liquidation of our assets, after which time NBC will not be permitted to exercise its rights to acquire more of our securities. Should NBC exercise any of its rights to demand redemption, we may not have sufficient funds to pay the redemption price for the securities to be redeemed and may not be able to identify another party willing to purchase those securities at the required redemption prices. If we were unable to complete a redemption, we would be unable to prevent NBC from transferring its interest in our company to a third party selected by NBC in its discretion or, in the case of a default by us, requiring us to effect a public sale or liquidation of our assets. The occurrence of any of these events could have a material adverse effect upon us.

We could be subject to a material tax liability if the IRS successfully challenges our position regarding the 1997 disposition of our radio division.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a “30-day letter” proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the “30-day letter” offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $16 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

The outcome of our exploration of strategic alternatives is uncertain.

     We have engaged the firm of Bear Stearns & Co. Inc. to act as our financial advisor to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. These strategic alternatives may include the sale of material amounts of our assets, locating a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or acquisition of our equity securities. Our ability to pursue strategic alternatives is subject to various limitations and issues which we may be unable to control. A strategic transaction will, in most circumstances, require that we seek the consent of, or refinance, NBC and the other holders of our preferred stock, as well as the holders of our senior and subordinated debt. FCC regulations may limit the type of strategic alternatives we may pursue and the parties with whom we may pursue strategic alternatives. In addition, our ability to pursue a strategic transaction will be dependent upon the attractiveness of our assets and business plan to potential transaction parties. Among other things, certain potential transaction parties may find unattractive our capital structure and high level of indebtedness, our carriage of the PAX TV programming and the overnight programming provided by The Christian Network, Inc., and certain of our television stations serving major television markets. Our relatively low tax basis in our television station assets (resulting in part from the Section 1031 like kind exchange we structured upon the sale of our radio group in 1997) is a significant factor to be considered in structuring any potential transactions involving sales of a material portion of our television station assets, and may make certain types of transactions less attractive or not viable. Potential transaction parties may believe our stations and other assets to be less valuable than as shown in prior appraisals we have obtained. We may be prevented from consummating a strategic transaction because of any of these and other factors, or we may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of, these and other factors. We may not be successful in our efforts to find or effectuate strategic alternatives for our company.

We could be adversely affected by actions of the FCC, the Congress and the courts that could alter existing broadcast television ownership rules in a way that would materially affect our present operations or future business alternatives.

     On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules, which will become effective on September 4, 2003, and remain subject to reconsideration and judicial review, change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations.

     Among other things, the FCC’s new rules increase the percentage of the nation’s television households that may be served by television broadcast stations in which the same person or entity has an attributable interest from 35% to 45% of national television households. The new rules also relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, these new rules reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations, or newspapers.

     In assessing compliance with both the old 35% cap and the new 45% cap, the FCC counts each UHF station as serving only half of the television households in its market. This “UHF Discount” is intended to take into account that UHF stations historically have provided less effective coverage of their markets than VHF stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet either the old 35% national coverage cap or the new 45% cap. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF Discount will “sunset” – i.e., expire – for the top four broadcast networks (ABC, NBC, CBS, and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future biennial review whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations.

     Since the FCC’s adoption of the new rules, legislation has been introduced in Congress to roll back the national ownership cap to 35%, prohibit the application of the UHF Discount to UHF stations sold after June 2, 2003, sunset the UHF Discount in 2008 for all UHF stations, and nullify in their entirety the rule changes adopted by the FCC. In addition, we anticipate that a number of parties will request that the FCC reconsider portions of its decision and also will seek to challenge portions of the FCC’s decision before a United States Court of Appeals. We cannot predict whether any pending legislation ultimately will be adopted or whether any petitions for reconsideration or review of the FCC’s decision will result in significant changes to the new rules. A rollback of the nationwide television ownership cap, the setting of a 35% cap by Congress, or action by the FCC or Congress affecting the availability of the UHF Discount, may adversely affect the opportunities we might have for sale of our television broadcast stations to those television group owners and major television broadcast networks that otherwise would be the most likely purchasers.

     Also, in its June 2, 2003 decision, the FCC stated that it intends in the future to begin a rule making proceeding to consider whether to treat a television licensee’s joint sales agreement to broker another television station in the same market as the equivalent of ownership of the brokered television station for purposes of the FCC’s local television ownership rules. We have entered into joint sales agreements for 49 of our television stations, 44 of which are with NBC or NBC-affiliated stations in our markets. A joint sales agreement, or “JSA,” is an arrangement by which a brokering station provides advertising time and sales services, but not programming, for another station in the market. The FCC may adopt rules affecting these arrangements that could adversely affect our current operations under existing JSAs, including our present arrangements with NBC and with NBC’s affiliates. If a rule adopted by the FCC effectively precludes the continuation of those arrangements, it may be necessary for us to renegotiate aspects of our current relationships. Also, if a new FCC rule should require that we terminate a JSA in a particular market, we may incur significant costs to transfer the JSA to another broker or to resume operation of the station without the sales and other services of a JSA broker. We cannot predict what rules the FCC will adopt or what effect any new rules are likely to have upon our operations and our present relationship with NBC.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the quarterly period ended June 30, 2003, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors which would significantly affect internal controls subsequent to the date we carried out this evaluation.

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

PART II — OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

     At our Annual Meeting of Stockholders on May 16, 2003, the stockholders approved a proposal to increase the total number of shares of Class A Common Stock subject to awards under the Company’s 1998 Stock Incentive Plan from 9,803,292 to 12,603,292, and ratified the appointment of Ernst & Young LLP as our independent accountants for 2003. The number of votes cast for, cast against and withheld with respect to each of the matters voted upon at the meeting are set forth below.

	For	Against	Abstentions

Approval of Increase in Shares Subject to Awards Under 1998 Stock Incentive Plan	129,037,827	13,219,030	82,615

	For	Against	Abstentions

Ratification of Appointment of Independent Accountants	142,143,407	143,991	52,074

     There were no broker non-votes with respect to matters submitted for a vote at the meeting.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)  List of Exhibits:

Exhibit Number	Description of Exhibits

3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 13-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Certificate of Designation of the Company’s 8% Series B Convertible Exchangeable Preferred Stock (3)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (7)

3.2	Bylaws of the Company (4)

4.6	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10-3/4% Senior Subordinated Notes due 2008 (5)

4.7	Amended and Restated Credit Agreement, dated as of May 5, 2003, among the Company, the Lenders party thereto, the Issuers party thereto, Citicorp USA, Inc., as administrative agent for the Lenders and the Issuers and as collateral agent for the Secured Parties, Union Bank of California, N.A., as syndication agent for the Lenders and the Issuers, and General Electric Capital Corporation, as documentation agent for the Lenders and the Issuers (7)

4.8	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12-1/4% Senior Subordinated Discount Notes due 2009 (6)

10.228	Paxson Communications Corporation 1998 Stock Incentive Plan, as amended

31.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Form 8-K, dated September 15, 1999, and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(b)  Reports on Form 8-K.

Form 8-K, dated April 1, 2003, under Item 9. “Regulation FD Disclosure” disclosing that the Company closed on the sale of its 32% non-voting interest in Norwell Television LLC, a limited liability company that owns WWDP-TV which is licensed to Norwell, Massachusetts and serves the Boston market, for cash proceeds of $13.8 million. In addition, the Company disclosed that it closed on the sale of its television stations WMPX-TV, serving the Portland-Auburn, Maine market and WPXO-TV, serving the St. Croix, U.S. Virgin Islands market to wholly-owned subsidiaries of Corporate Media Consultants Group, LLC. for a cash purchase price of $10 million.

Form 8-K, dated April 4, 2003, under Item 4. “Changes in Registrant’s Certifying Accountant” reporting that on April 4, 2003, PricewaterhouseCoopers LLP informed the Company that it declined to stand for reelection as the independent accountants for the Company and on April 10, 2003, the Audit Committee of the Board of Directors of the Company approved the engagement of the firm of Ernst & Young LLP to act as the Company’s new independent accountants to audit the Company’s financial statements for the fiscal year ending December 31, 2003.

Form 8-K, dated May 14, 2003, under Item 9. “Regulation FD Disclosure” disclosing the Company’s financial results for the first quarter ended March 31, 2003.

Form 8-K, dated May 30, 2003, under Item 9. “Regulation FD Disclosure” disclosing that the Company closed on the sale of its television station KAPX(TV), serving the Albuquerque, New Mexico market to a subsidiary of Univision Communications Inc. for a cash purchase price of $20 million.

PAXSON COMMUNICATIONS CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXSON COMMUNICATIONS CORPORATION

Date: August 13, 2003	By: /s/ Thomas E. Severson, Jr.

Thomas E. Severson, Jr.
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

By: /s/ Ronald L. Rubin

Ronald L. Rubin
Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)