Form 10-Q
period 2003-09-30
PAXSON COMMUNICATIONS CORP
filed 2003-11-14
CIK 923877

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO _______________________

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

YES [X]  NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003:

                 CLASS OF STOCK                             NUMBER OF SHARES
                 --------------                             ----------------
Common stock-Class A, $0.001 par value per share...........      59,425,051
Common stock-Class B, $0.001 par value per share...........       8,311,639

                        PAXSON COMMUNICATIONS CORPORATION


                                      INDEX


                                                                                                                            PAGE
                                                                                                                            ----


PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002......................          3

         Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003
          and 2002 (unaudited) ......................................................................................          4

         Consolidated Statement of Stockholders' Deficit for the Nine Months Ended September 30, 2003 (unaudited)....          5

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited).....          6

         Notes to Unaudited Consolidated Financial Statements........................................................          7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .............         15

         Item 4.  Controls and Procedures  ..........................................................................         29



PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K  .................................................................         30

         Signatures..................................................................................................         32




ITEM 1.  FINANCIAL STATEMENTS

                        PAXSON COMMUNICATIONS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                                                                   September 30,   December 31,
                                                                                                       2003            2002
                                                                                                   -------------   ------------
                                                                                                    (Unaudited)
    Assets
    Current assets:
       Cash and cash equivalents ................................................................   $    98,103    $    25,765
       Short-term investments ...................................................................         1,997         17,073
       Accounts receivable, net of allowance for doubtful accounts of $1,185 and $2,100,
           respectively .........................................................................        18,197         28,810
       Program rights ...........................................................................        30,175         33,998
       Amounts due from Crown Media .............................................................        13,541         11,239
       Prepaid expenses and other current assets ................................................         6,362          5,011
                                                                                                    -----------    -----------
          Total current assets ..................................................................       168,375        121,896
    Property and equipment, net .................................................................       120,801        127,061
    Intangible assets, net ......................................................................       877,672        877,204
    Program rights, net of current portion ......................................................        24,251         35,972
    Amounts due from Crown Media, net of current portion ........................................        15,142         18,769
    Investments in broadcast properties .........................................................         3,647          8,777
    Assets held for sale ........................................................................        12,799         33,582
    Other assets, net ...........................................................................        26,600         27,748
                                                                                                    -----------    -----------
          Total assets ..........................................................................   $ 1,249,287    $ 1,251,009
                                                                                                    ===========    ===========
    Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders' Deficit
    Current liabilities:
       Accounts payable and accrued liabilities .................................................   $    30,837    $    34,720
       Accrued interest .........................................................................        10,183         14,621
       Current portion of obligations for program rights ........................................        15,357         21,475
       Current portion of obligations to CBS ....................................................        19,423         15,664
       Current portion of obligations for cable distribution rights .............................         4,210          5,246
       Deferred revenue from cable and satellite distribution rights ............................        10,900          7,839
       Current portion of bank financing ........................................................         3,406          3,144
                                                                                                    -----------    -----------
          Total current liabilities .............................................................        94,316        102,709
       Obligations for program rights, net of current portion ...................................         3,729          6,800
       Obligations to CBS, net of current portion ...............................................        33,610         30,025
       Obligations for cable distribution rights, net of current portion ........................           283            733
       Deferred revenue from cable and satellite distribution rights, net of current portion ....         6,982          9,210
       Deferred income taxes ....................................................................       144,564        136,286
       Senior subordinated notes and bank financing, net of current portion .....................       915,763        896,957
       Mandatorily redeemable preferred stock ...................................................       396,620             --
       Other long-term liabilities ..............................................................        12,963         23,653
                                                                                                    -----------    -----------
          Total liabilities .....................................................................     1,608,830      1,206,373
                                                                                                    -----------    -----------
    Mandatorily redeemable and convertible preferred stock ......................................       672,594        993,101
                                                                                                    -----------    -----------
    Commitments and contingencies
    Stockholders' deficit:
       Class A common stock, $0.001 par value; one vote per share; 215,000,000
          shares authorized, 59,420,826 and 56,568,827 shares issued and outstanding ............            59             57
       Class B common stock, $0.001 par value; ten votes per share; 35,000,000
          shares authorized and 8,311,639 shares issued and outstanding .........................             8              8
       Common stock warrants and call option ....................................................        66,663         68,384
       Stock subscription notes receivable, net .................................................            --           (747)
       Additional paid-in capital ...............................................................       521,591        513,109
       Deferred stock option compensation .......................................................        (1,372)        (2,460)
       Accumulated deficit ......................................................................    (1,618,154)    (1,523,670)
       Accumulated other comprehensive loss .....................................................          (932)        (3,146)
                                                                                                    -----------    -----------
          Total stockholders' deficit ...........................................................    (1,032,137)      (948,465)
                                                                                                    -----------    -----------
Total liabilities, mandatorily redeemable and convertible preferred stock, and
      stockholders' deficit .....................................................................   $ 1,249,287    $ 1,251,009
                                                                                                    ===========    ===========



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                 PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)



                                                                   For the Three Months Ended      For the Nine Months Ended
                                                                          September 30,                  September 30,
                                                                  ----------------------------    ----------------------------
                                                                       2003           2002             2003            2002
                                                                  ------------    ------------    ------------    ------------
                                                                           (Unaudited)                      (Unaudited)

REVENUES:
Gross revenues ................................................   $     75,028    $     77,130    $    234,578    $    236,522
Less: agency commissions ......................................        (10,833)        (10,874)        (33,921)        (32,859)
                                                                  ------------    ------------    ------------    ------------
Net revenues ..................................................         64,195          66,256         200,657         203,663
                                                                  ------------    ------------    ------------    ------------

EXPENSES:
   Programming and broadcast operations (excluding stock-based
     compensation of $281, $145, $1,234 and $434, respectively)         13,158          12,342          38,832          37,509
   Program rights amortization ................................         11,359          19,973          35,856          58,388
   Selling, general and administrative (excluding stock-based compensation of $942, $1,071, $8,500 and $2,657,
     respectively) ............................................         26,765          35,310          80,654          99,127
   Business interruption insurance proceeds ...................             --              --              --          (1,007)
   Time brokerage and affiliation fees ........................          1,100           1,088           3,302           2,990
   Stock-based compensation ...................................          1,223           1,216           9,734           3,091
   Adjustment of programming to net realizable value ..........             --              --           1,066           2,900
   Restructuring charges (credits) ............................             18             (65)             29            (467)
   Reserve for state taxes ....................................          2,915              --           2,915              --
   Depreciation and amortization ..............................         10,018          14,472          31,928          41,338
                                                                  ------------    ------------    ------------    ------------
       Total operating expenses ...............................         66,556          84,336         204,316         243,869
(Loss) gain on sale or disposal of broadcast and other assets .           (671)            (50)         54,678             650
                                                                  ------------    ------------    ------------    ------------
Operating (loss) income .......................................         (3,032)        (18,130)         51,019         (39,556)
                                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest expense ...........................................        (24,454)        (21,988)        (69,147)        (63,021)
   Dividends on mandatorily redeemable preferred stock ........        (13,420)             --         (13,420)             --
   Interest income ............................................            900             778           2,573           1,652
   Other income (expenses), net ...............................            477          (1,027)            312            (919)
   Loss on extinguishment of debt .............................             --              --              --         (17,552)
   Gain on modification of program rights obligations .........            525             480           1,732             917
                                                                  ------------    ------------    ------------    ------------
Loss before income taxes ......................................        (39,004)        (39,887)        (26,931)       (118,479)
Income tax provision ..........................................         (3,619)         (3,501)         (8,922)       (132,905)
                                                                  ------------    ------------    ------------    ------------
Net loss ......................................................        (42,623)        (43,388)        (35,853)       (251,384)
Dividends and accretion on redeemable and convertible
preferred stock ...............................................        (11,401)        (29,073)        (58,631)        (87,271)
                                                                  ------------    ------------    ------------    ------------
Net loss attributable to common stockholders ..................   $    (54,024)   $    (72,461)   $    (94,484)   $   (338,655)
                                                                  ============    ============    ============    ============
Basic and diluted loss per common share .......................   $      (0.80)   $      (1.12)   $      (1.40)   $      (5.22)
                                                                  ============    ============    ============    ============
Weighted average shares outstanding ...........................     67,752,309      64,880,466      67,406,838      64,838,487
                                                                  ============    ============    ============    ============



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                 PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       PAXSON COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the Nine Months Ended September 30,
                                2003 (Unaudited)
                                 (in thousands)


                                                Common                                                     Accumu-
                                                Stock      Stock                Deferred                   lated
                                              Warrants  Subscription   Addi-      Stock                    Other       Total
                                                 and       Notes       tional     Option                   Compre-     Stock-
                                Common Stock    Call    Receivable,    Paid-In   Compen-     Accumulated   hensive     holders'
                              Class A  Class B  Option       Net       Capital    sation       Deficit      Loss       Deficit
                              -------  -------  ------   ---------     -------    ------       -------     -------    ----------
Balance, December 31, 2002 ...   $57    $8    $ 68,384    $(747)   $ 513,109    $(2,460)   $(1,523,670)   $(3,146)   $  (948,465)
   Stock-based compensation ..    --     -          --       --           --      9,632             --         --          9,632
   Deferred stock option
   compensation ..............    --     -          --       --        8,544     (8,544)            --         --             --
   Stock options exercised ...     2     -          --       --          552         --             --         --            554
   Expiration of common stock
   warrants ..................    --     -      (1,721)      --        1,721         --             --         --             --
   Payment of employee
   withholding taxes on
   exercise of common stock
   options ...................    --     -          --       --       (2,335)        --             --         --         (2,335)
   Repayment of stock
   subscription notes
   receivable ................    --     -          --      747           --         --             --         --            747
   Other comprehensive income     --     -          --       --           --         --             --      2,214          2,214
   Dividends on redeemable and
   convertible preferred stock    --     -          --       --           --         --        (57,660)        --        (57,660)
   Accretion on redeemable and
   convertible preferred stock    --     -          --       --           --         --           (971)        --           (971)
   Net loss ..................    --     -          --       --           --         --        (35,853)        --        (35,853)
                                 ---    --    --------    -----    ---------    -------    -----------    -------    -----------
Balance, September 30, 2003 ..   $59    $8    $ 66,663    $  --    $ 521,591    $(1,372)   $(1,618,154)   $  (932)   $(1,032,137)
                                 ===    ==    ========    =====    =========    =======    ===========    =======    ===========



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                 PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            For the Nine Months Ended
                                                                                 September 30,
                                                                            -------------------------
                                                                               2003         2002
                                                                            ---------    -----------
                                                                                  (Unaudited)
Cash flows from operating activities:
    Net loss .............................................................   $(35,853)   $(251,384)
Adjustments  to  reconcile  net loss to net  cash  provided  by (used  in)
operating activities:
    Depreciation and amortization ........................................     31,928       41,338
    Stock-based compensation .............................................      9,734        3,091
    Loss on extinguishment of debt .......................................         --       17,552
    Non-cash restructuring charges (credits) .............................         29         (467)
    Program rights amortization ..........................................     35,856       58,388
    Adjustment of programming to net realizable value ....................      1,066        2,900
    Payments for cable distribution rights ...............................     (2,813)      (3,392)
    Payments for program rights and deposits .............................    (27,234)     (91,931)
    Deferred income tax provision ........................................      8,278      132,815
    Loss on sale or disposal of assets ...................................      1,579        1,887
    Gain on sale of broadcast assets .....................................    (56,257)        (650)
    Gain on modification of program rights obligations ...................     (1,732)        (917)
    Dividends and accretion on 14 1/4% Preferred Stock ...................     13,420           --
    Accretion on senior subordinated discount notes ......................     32,370       27,456
Changes in assets and liabilities:
    Decrease in accounts receivable, net .................................      9,963        3,558
    Decrease in amounts due from Crown Media .............................      1,144           --
    Increase in prepaid expenses and other current assets ................     (1,109)        (190)
    Decrease in other assets .............................................      1,631        4,240
    (Decrease) increase in accounts payable and accrued liabilities ......     (2,264)      10,531
    Decrease in accrued interest .........................................     (4,438)      (5,952)
    Decrease in obligations to CBS .......................................     (2,245)          --
                                                                             --------    ---------
         Net cash provided by (used in) operating activities .............     13,053      (51,127)
                                                                             --------    ---------
Cash flows from investing activities:
    Acquisitions of broadcasting properties ..............................         --         (265)
    Decrease (increase) in short-term investments ........................     15,076       (6,047)
    Purchases of property and equipment ..................................    (16,374)     (26,026)
    Proceeds from sale of broadcast assets ...............................     77,465          650
    Proceeds from sale of property and equipment .........................        317           71
    Proceeds from insurance recoveries ...................................         --        1,493
    Other ................................................................       (100)        (571)
                                                                             --------    ---------
         Net cash provided by (used in) investing activities .............     76,384      (30,695)
                                                                             --------    ---------
Cash flows from financing activities:
    Borrowings of long-term debt .........................................      2,000      331,338
    Repayments of long-term debt .........................................    (15,302)      (2,173)
    Redemption of 12 1/2% exchange debentures ............................         --     (284,410)
    Payments of loan origination costs ...................................     (1,692)     (10,304)
    Debt extinguishment premium and costs ................................         --      (14,302)
    Payments of employee withholding taxes on exercise of
      common stock options ...............................................     (2,335)          --
    Proceeds from exercise of common stock options, net ..................         86        1,182
    Proceeds from stock subscription notes receivable ....................        144           --
                                                                             --------    ---------
         Net cash (used in) provided by financing activities .............    (17,099)      21,331
                                                                             --------    ---------
    Increase (decrease) in cash and cash equivalents .....................     72,338      (60,491)
    Cash and cash equivalents, beginning of period .......................     25,765       83,858
                                                                             --------    ---------
    Cash and cash equivalents, end of period .............................   $ 98,103    $  23,367
                                                                             ========    =========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                 PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PAXSON COMMUNICATIONS CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    Paxson Communications Corporation's (the "Company") financial information contained in the financial statements and notes thereto as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments, other than as described below, are of a normal recurring nature. There have been no changes in accounting policies since the year ended December 31, 2002. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

    In 1998, the Company began entering into cable distribution agreements for periods generally up to ten years in markets where the Company does not own a television station. Certain of these cable distribution agreements also provided the Company with some level of promotional advertising to be run at the discretion of the cable operator, primarily during the first few years to support the launch of the Company's PAX TV network on the cable systems. The Company has been amortizing these assets on an accelerated basis which gave effect to the advertising component included in these agreements. In the second quarter of 2003, the Company determined that it had over amortized certain of these assets and recorded a $4 million reduction of its amortization expense, resulting in a corresponding increase in intangible assets. The remaining unamortized costs, which were being amortized over seven years, will be amortized over the remaining contractual life of the agreements. In the third quarter of 2003, the Company identified that it had also been over amortizing certain satellite distribution agreements and certain other cable distribution agreements and recorded a $4.5 million reduction of its amortization expense, resulting in a corresponding increase in intangible assets. Additionally, in the third quarter of 2003, the Company recorded a reserve for state taxes in the amount of $2.9 million, resulting in a corresponding increase in accounts payable and accrued liabilities, in connection with a tax liability related to certain states in which the Company has operations. Included in depreciation and amortization is a $3.7 million impairment charge recorded in the third quarter of 2003 in connection with a purchase option on a television station, resulting in a corresponding decrease in investments in broadcast properties.

2. RESTRUCTURING PLANS

    During the fourth quarter of 2002, the Company adopted a plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company's cash operating expenditures. In connection with this plan, the Company recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million in costs associated with exiting leased properties and the consolidation of certain operations. Through September 30, 2003, the Company has paid $2.1 million in termination benefits to 94 employees and paid $0.4 million of lease termination and other costs. The Company has accounted for these costs pursuant to Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", which has been nullified under SFAS No. 146. As such, the Company will recognize additional restructuring costs as they are incurred.

    The Company has substantially completed its Joint Sales Agreement ("JSA") restructuring plan entered into in the fourth quarter of 2000, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

    The following summarizes the activity in the Company's restructuring reserves for the nine months ended September 30, 2003 (in thousands):



                                                               AMOUNTS CHARGED
                                              BALANCE           (CREDITED) TO             CASH               BALANCE
CORPORATE RESTRUCTURING                  DECEMBER 31, 2002    COSTS AND EXPENSES       DEDUCTIONS      SEPTEMBER 30, 2003
-----------------------                 ------------------    ------------------       ----------      ------------------
Accrued liabilities:
  Lease and other costs............          $    262            $      96         $        (286)           $     72
  Severance........................               732                  (67)                 (660)                  5
                                             --------            ----------        --------------           --------
                                             $    994            $      29         $        (946)           $     77
                                             ========            =========         ==============           ========

JSA RESTRUCTURING
-----------------
Accrued liabilities:
  Lease costs......................          $    528            $      --         $        (401)           $    127
                                             ========            =========         ==============           ========

    The following summarizes the activity in the Company's JSA restructuring reserves for the nine months ended September 30, 2002 (in thousands):



                                                                     AMOUNTS
                                                   BALANCE         CREDITED TO                             BALANCE
                                                DECEMBER 31,        COSTS AND               CASH         SEPTEMBER 30,
                                                    2001            EXPENSES             DEDUCTIONS           2002
                                                -----------       ------------           ----------      -------------
   Accrued Liabilities:
        Lease costs.................             $    1,717          $    (194)          $     (769)       $     754
        Severance...................                    382               (273)                (109)              --
                                                 ----------          ---------           ----------        ---------
                                                 $    2,099          $    (467)          $     (878)       $     754
                                                 ==========          =========           ==========        =========

3. ASSET SALES

    The results of operations and the gain or (loss) on sale of assets held for sale are included in the determination of the Company's operating income (loss) from its continuing operations in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") since these assets do not constitute a component of the Company under SFAS 144. The Company generally maintains a geographic presence in the markets where assets have been sold by airing the PAX TV network through cable distribution agreements or the Company's other owned or operated stations in the designated market areas.

    Assets held for sale consist of the following (in thousands):


                                                    SEPTEMBER 30,          DECEMBER 31,
                                                         2003                   2002
                                                    -------------          ------------
Intangible assets, net......................        $      3,499           $     17,281
Property and equipment, net.................               9,300                 16,065
Other assets................................                  --                    236
                                                    ------------           ------------
                                                    $     12,799           $     33,582
                                                    ============           ============

    In September 2003, an agreement, which the Company entered into in June 2003, to sell the assets of its television station KPXJ, serving the Shreveport, Louisiana market, was terminated. At the same time, the Company entered into a subsequent agreement with a new purchaser to sell the assets of its Shreveport television station for a cash purchase price of $10.0 million. The subsequent sale, subject to receipt of regulatory approvals, is expected to close in the first quarter of 2004.

    In May 2003, the Company completed the sale of the assets of its television station KAPX, serving the Albuquerque, New Mexico market, for a cash purchase price of $20.0 million resulting in a pre-tax gain of approximately $14.8 million.

    In April 2003, the Company completed the sale of the assets of its television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market, for an aggregate cash purchase price of $10 million resulting in a pre-tax gain of approximately $4.9 million.

    In April 2003, the Company completed the sale of its limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million resulting in a pre-tax gain of approximately $9.9 million.

    In February 2003, the Company completed the sale of the assets of its television station KPXF, serving the Fresno, California market, for a cash purchase price of $35 million resulting in a pre-tax gain of approximately $26.6 million.

    Included in assets held for sale are certain broadcast towers with a carrying value of $8.2 million for which the Company is in the process of transferring title and assigning the leases to the buyer.

4. LONG-TERM DEBT

    Senior subordinated notes and bank financing consists of the following (in thousands):

                                                                                           September 30,   December 31,
                                                                                               2003              2002
                                                                                           ------------    -------------
      12 1/4% Senior Subordinated Discount Notes due 2009................................   $  496,263      $   496,263
      10 3/4% Senior Subordinated Notes due 2008.........................................      200,000          200,000
      Senior Bank Credit Facility........................................................      340,463          353,725
      Other debt.........................................................................          518              558
                                                                                           -----------     ------------
                                                                                             1,037,244        1,050,546
      Less: discount on 12 1/4% Senior Subordinated Discount Notes.......................     (118,075)        (150,445)
      Less: current portion of bank financing............................................       (3,406)          (3,144)
                                                                                           -----------     ------------
                                                                                           $   915,763     $    896,957
                                                                                           ===========     ============

     The Company amended and restated the senior bank credit facility on May 5, 2003 to consolidate previous amendments and allow for the issuance of letters of credit, subject to availability, under a $25 million revolving credit facility. At September 30, 2003, there was $12.0 million in borrowings outstanding under the revolving credit facility and $12.4 million of outstanding letters of credit. The Company paid a fee of $0.1 million in connection with the May 5, 2003 amendment and restatement. On September 19, 2003, the Company further amended the senior bank credit facility to reduce its trailing twelve month minimum net revenue and EBITDA covenants, eliminate a revenue fee connected with a waiver obtained in March 2003 (for which the waiver provisions were subsequently incorporated into the May 5, 2003 amendment and restatement) and eliminate the requirement to comply with certain other financial covenants as of March 31, 2005. The Company paid a fee of $1.0 million in connection with the September 19, 2003 amendment.

     As amended, the Company's senior bank credit facility contains various financial covenants and restricts the ability of the Company and any of its subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting its activities. The senior bank credit facility contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined under our senior bank credit facility) for each of the fiscal quarters ended June 30, 2001 through March 31, 2005, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after June 30, 2005, (3) maximum annual capital expenditures for 2001 through 2006, and (4) maximum annual programming payments for 2002 through 2006. The Company's amended twelve-month minimum net revenue and EBITDA covenants are $250 million and $50 million, respectively, for each of the next four quarters.

     At September 30, 2003, the Company was in compliance with its amended covenants and expects that it will continue to be in compliance with these amended covenants in 2004. If the Company failed to meet any of its debt covenants and the Company's lenders did not grant a waiver or amend the facility, the lenders would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior bank credit facility. Should an event of default be declared under the senior bank credit facility, this would cause a cross default to occur under the Company's senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of the Company's three outstanding series of preferred stock the right to elect two directors per series to the Company's Board of Directors. There can be no assurance that the Company would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

5. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock such as the Company's 14 1/4% Junior Exchangeable Preferred Stock. SFAS 150 is effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS 150 effective July 1, 2003. Upon adoption, the Company recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods is not permitted upon adoption of SFAS
150. The Company's 9 3/4% Series A Convertible Preferred Stock and 8% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS 150 because of their equity conversion features.

    The following represents a summary of the changes in the Company's mandatorily redeemable and convertible preferred stock during the nine month period ended September 30, 2003 (in thousands):

                                                                                  9 3/4%
                                                                     14 1/4%     SERIES A         8% SERIES B
                                                                     JUNIOR      CONVERTIBLE      CONVERTIBLE
                                                                  EXCHANGEABLE    PREFERRED      EXCHANGEABLE
                                                                 PREFERRED STOCK   STOCK       PREFERRED STOCK       TOTAL
                                                                 --------------- -----------   ----------------  -------------
MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK
Balance at December 31, 2002.................................      $ 354,498      $ 114,320      $ 524,283       $     993,101
Accretion....................................................            596            375             --                 971
Accrual of cumulative dividends..............................         24,044          8,716         24,900              57,660
Reclassification as a liability on July 1, 2003..............       (379,138)            --             --            (379,138)
                                                                   ---------      ---------      ---------       -------------
Balance at September 30, 2003................................      $      --      $ 123,411      $ 549,183       $     672,594
                                                                   =========      =========      =========       =============

MANDATORILY REDEEMABLE PREFERRED STOCK
Balance at July 1, 2003......................................      $ 379,138
Reclassification of unamortized issuance costs...............          4,062
Accrual of cumulative dividends..............................         13,420
                                                                   ---------
Balance at September 30, 2003 ...............................      $ 396,620
                                                                   =========

Aggregate liquidation preference at September 30, 2003.......      $ 396,620      $ 125,056      $ 549,183       $   1,070,859
Shares authorized............................................         72,000         17,500         41,500             131,000
Shares issued and outstanding................................         37,671         12,505         41,500              91,676
Accrued dividends............................................      $  20,135      $      --      $ 134,183       $     154,318

    Holders of the Junior Exchangeable Preferred Stock were initially entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase to 14 1/4% per annum for each such dividend payment period. The Company has elected to continue to pay dividends in additional shares, therefore the dividend rate increased to 14 1/4% after May 15, 2003 in accordance with the terms of the security.

6. COMPREHENSIVE LOSS

    The components of comprehensive loss are as follows (in thousands):


                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                       -----------------------       ------------------------
                                                         2003           2002           2003            2002
                                                       --------       --------       --------       ---------
         Net loss ...............................      $(42,623)      $(43,388)      $(35,853)      $(251,384)
         Other comprehensive income (loss):
          Unrealized gain (loss) on interest rate           855         (1,026)         2,214          (2,215)
         swap
                                                       --------       --------       --------       ---------
         Comprehensive loss .....................      $(41,768)      $(44,414)      $(33,639)      $(253,599)
                                                       ========       ========       ========       =========

7. INCOME TAXES

    The Company has recorded a provision for income taxes based on its estimated annual effective income tax rate. For the three and nine months ended September 30, 2003 and 2002, the Company has recorded a valuation allowance for its deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002, the Company no longer amortizes its goodwill and FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, the Company is required under FASB Statement No. 109, "Accounting for Income Taxes" to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to adopting SFAS 142, the Company considered its deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of its deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or when they are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance totaling approximately $125.9 million during the first quarter of 2002. In addition, the Company continues to record increases in its valuation allowance based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.


    The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined the Company's 1997 tax return and has issued the Company a "30-day letter" proposing to disallow all of the Company's gain deferral. The Company filed its protest to this determination with the IRS appeals division, but cannot predict the outcome of this matter at this time, and may not prevail. In addition, the "30-day letter" offered the Company an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. The Company filed a protest to this alternative determination as well. The Company may not prevail with respect to this alternative determination. Should the IRS successfully challenge the Company's position and disallow all or part of its gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses. The Company has estimated the amount of interest for which it could be held liable to be approximately $16.3 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, the Company estimates it would be liable for only a nominal amount of interest.


8. PER SHARE DATA

    Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

    As of September 30, 2003 and 2002, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):


                                                                            SEPTEMBER 30,
                                                                           ----------------
                                                                            2003      2002
                                                                           -------  -------
         Stock options outstanding.....................................      3,185   12,615
         Class A common stock warrants outstanding.....................     32,032   32,428
         Class A common stock reserved under convertible securities....     39,712   38,994
                                                                           -------  -------
                                                                            74,929   84,037
                                                                           =======  =======

    In June 2003, warrants to purchase 240,000 shares of Class A common stock that were issued in connection with the issuance of the 9 3/4% Series A Convertible Preferred Stock in June 1998 and warrants to purchase 155,500 shares of Class A common stock issued to an affiliate of a former member of the Company's board of directors, which were valued upon issuance at approximately $1.7 million, expired unexercised.

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

    In January 2003, the Company consummated a stock option exchange offer under which the Company granted to holders who tendered their eligible options in the exchange offer new options under the Company's 1998 Stock Incentive Plan, as amended (the "Plan"), to purchase one share of the Company's Class A common stock for each two shares of Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 7.3 million options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan's provisions, at the holders' elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a fixed non-cash stock-based compensation expense of approximately $8.5 million, of which approximately $0.5 million and $7.9 million related to vested and unvested shares issued upon exercise of the new options was recognized in the three and nine months ended September 30, 2003, respectively. The remaining amount of $0.6 million at September 30, 2003 is being recognized on a straight-line basis over the remaining vesting period of the modified award. In addition, the remaining deferred stock compensation expense totaling approximately $2.5 million at December 31, 2002 associated with the tendered options is being recognized on a straight-line basis over the remaining vesting period of the modified award ($0.6 million and $1.7 million recognized in the three and nine months ended September 30, 2003, respectively).

    Had compensation expense for the Company's option plans been determined using the fair value method the Company's net loss and net loss per share would have been as follows (in thousands except per share data):


                                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------    -------------------------------
                                                              2003                2002                2003               2002
                                                            --------            --------            --------          ---------
Net loss available to common stockholders:
  As reported .....................................         $(54,024)           $(72,461)           $(94,484)         $(338,655)
Add: Stock-based compensation expense
  included in reported net loss ...................            1,223               1,216               9,734              3,091
Deduct:  Total stock-based compensation
  expense determined under the fair value method ..           (1,775)             (1,830)            (11,042)            (5,488)
                                                            --------            --------            --------          ---------
Pro forma net loss available to common stockholders         $(54,576)           $(73,075)           $(95,792)         $(341,052)
                                                            ========            ========            ========          =========
Basic and diluted net loss per share:
  As reported .....................................         $  (0.80)           $  (1.12)           $  (1.40)         $   (5.22)
  Pro forma .......................................            (0.81)              (1.13)              (1.42)             (5.26)


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

10. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information and non-cash operating and financing activities are as follows (in thousands):


                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                            -----------------------
                                                                              2003           2002
                                                                            -------         -------
                                                                                (Unaudited)
Supplemental disclosures of cash flow information:
   Cash paid for interest .........................................         $36,867         $38,052
                                                                            =======         =======
   Cash paid for income taxes .....................................         $   320         $   568
                                                                            =======         =======
Non-cash operating and financing activities:
   Programming received in a settlement ...........................         $ 1,000         $    --
                                                                            =======         =======
   Dividends accrued on redeemable and convertible preferred stock          $57,660         $65,965
                                                                            =======         =======
   Discount accretion on redeemable and convertible securities ....         $   971         $21,306
                                                                            =======         =======
   Stock option exercise proceeds and withholding taxes remitted
     through withholding of shares received upon exercise .........         $ 2,359         $    --
                                                                            =======         =======
   Stock options granted and exercised for consulting services ....         $   465         $    --
                                                                            =======         =======
   Repayment of stock subscription notes receivable
     through offset of deferred compensation ......................         $   615         $    --
                                                                            =======         =======



11. NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock such as the Company's 14 1/4% Junior Exchangeable Preferred Stock. SFAS 150 is effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS 150 effective July 1, 2003. Upon adoption, the Company recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior ExchangeabLE Preferred Stock are being recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods is not permitted upon adoption of SFAS
150. The Company's 9 3/4% Series A Convertible Preferred Stock and 8% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS 150 because of their equity conversion features.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46" ("FIN 46-6"). FIN 46-6 deferred the implementation of FIN 46 for all public entities to the first reporting period ending after December 15, 2003 for a variable interest entity created before February 1, 2003. The Company is evaluating whether the television stations currently operating under time brokerage agreements serving the Memphis, TN and New Orleans, LA markets and for which the Company holds call options to acquire (and for which the other party holds put options to sell) certain of their assets at any time after January 1, 2005 through December 31, 2006 for an aggregate purchase price of $40 million (of which $4 million was paid for the option to purchase these stations), are variable interest entities ("VIEs"). If these stations are determined to be VIEs and the Company is determined to be the primary beneficiary, then the Company will be required to consolidate these stations at December 31, 2003. The Company has not completed its assessment of whether the adoption of FIN 46 will have a material effect, if any, on its consolidated financial position, results of operations or cash flows.

     In the first quarter of 2003, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other matters, SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required gains and losses from extinguishments of debt to be classified as extraordinary items, net of related income taxes. As a result, debt extinguishments used as part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. In connection with the Company's January 2002 refinancing, the Company recognized a loss due to early extinguishment of debt totaling approximately $17.6 million resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the Company's 12 1/2% exchange debentures. This loss was classified as an extraordinary item in the Company's previously issued financial statements. Because of the adoption of SFAS 145 in 2003, the Company has reclassified this loss to other income (expense) in the Company's consolidated statements of operations.

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

12. SUBSEQUENT EVENTS

     In October 2003, the Company granted 3,598,750 options under the Company's 1998 Stock Incentive Plan, as amended, to purchase one share of the Company's Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The new options provided for a one business day exercise period. All holders of the new options exercised their options and received Class A common stock subject to vesting restrictions. The new options included retention grants totalling 2,278,000 shares which will vest at the end of a five year period. Of the remaining options, 1,000,750 will vest ratably over a three year period and 320,000 will vest ratably over a five year period. The new stock options will result in non-cash stock based compensation expense of approximately $18.3 million, which will be recognized on a straight-line basis over the vesting period of the awards. Approximately $1.5 million will be recognized in the fourth quarter of 2003; approximately $5.7 million will be recognized in 2004; and the remaining $11.1 million will be recognized between 2005 and 2008.

     On November 13, 2003 the Company received notice from National Broadcasting Company, Inc. ("NBC"), a wholly owned subsidiary of General Electric Company, that NBC has exercised its right under its investment agreement with the Company to request that the Company redeem or arrange for a third party to acquire (the "Redemption"), by payment in cash, all 41,500 outstanding shares of the Company's Series B Convertible Exchangeable Preferred Stock held by NBC. The aggregate redemption price payable in respect of the 41,500 preferred shares, including accrued dividends thereon, was approximately $549.2 million as of September 30, 2003.

     The Company will have up to one year after November 13, 2003 to consummate the Redemption. If at any time during the one year Redemption period, the terms of the Company's outstanding debt and preferred stock do not prohibit the Redemption and the Company has sufficient funds on hand to consummate the Redemption, the Company must consummate the Redemption at that time. NBC may not exercise its Warrant A and Warrant B (which represent the right to purchase an aggregate of 32,032,127 shares of the Company's Class A common stock) or its right to purchase shares of Class B common stock beneficially owned by Lowell W. Paxson, the Chairman of the Board and Chief Executive Officer of the Company, during the one year Redemption period.

     If the Company does not effect the Redemption within one year after November 13, 2003, NBC will again be permitted to exercise Warrant A and Warrant B and its right to acquire Mr. Paxson's Class B common stock, and generally will be permitted to transfer, without restriction, any of the Company's securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, the contractual rights described with respect to the NBC investment agreement in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 under "Business - NBC Relationship," and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson's Class B common stock will expire, to the extent unexercised, 30 days after any such transfer. If NBC transfers any of the Company's securities or its right to acquire Mr. Paxson's Class B common stock, the transferee will remain subject to the terms and conditions of such securities, including those limitations on exercise described above.

     The Company's ability to effect any redemption is restricted by the terms of the Company's outstanding debt and preferred stock. To effect the Redemption, the Company would need not only to raise sufficient cash to fund payment of the Redemption price, but also to obtain the consents of the holders of the Company's outstanding debt and preferred stock or repay, redeem or refinance these securities in a manner that obviated the need to obtain the consents of the holders. Alternatively, the Company would need to identify a third party willing to purchase NBC's Series B preferred stock directly from NBC or enter into a merger, acquisition or other transaction with the Company as a result of which NBC's Series B preferred stock would be redeemed or acquired at the stated Redemption price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 61 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. We operate PAX TV, a network that provides family entertainment programming seven days per week and reaches approximately 88% of prime time television households in the U.S. (approximately 95 million homes) through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates.

    We were founded in 1991 by Lowell W. Paxson, who remains our Chairman and Chief Executive Officer and controlling stockholder. We began by purchasing radio and television stations, and grew to become Florida's largest radio station group, while also owning two network-affiliated television stations and other television stations that carried principally infomercials and other paid programming. In 1997, we sold our radio station group and our network-affiliated television stations to concentrate on building our owned and operated television station group. We used the proceeds from the sale of our radio station group and network-affiliated television stations to acquire television stations and build the PAX TV network. Since commencing our television operations in 1994, we have established the largest owned and operated broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We launched PAX TV on August 31, 1998, and are now in our sixth network programming season.

    In September 1999, National Broadcasting Company, Inc. ("NBC") invested $415 million in our company. We have also entered into a number of agreements with NBC. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into Joint Sales Agreements ("JSA") with NBC with respect to most of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the nine months ended September 30, 2003, we paid or accrued amounts due to NBC totaling approximately $16 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

    We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

    o NETWORK SPOT ADVERTISING REVENUE. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network spot advertising is sold under advance, or "upfront," commitments to purchase advertising time, which are obtained before the beginning of our PAX TV programming season. Network advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network advertising revenue represented approximately 22% of our revenue during the nine months ended September 30, 2003.

    o NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV. Our network long form paid programming represented approximately 40% of our revenue during the nine months ended September 30, 2003.

    o STATION ADVERTISING REVENUE. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 38% of our revenue during the nine months ended September 30, 2003. Included in station advertising revenue is long form paid programming sold locally or nationally which represented approximately 21% of our revenue during the nine months ended September 30, 2003.

    Beginning in January 2003, we modified our programming schedule by replacing network programming during the hours of 1 p.m. to 5 p.m. and 11:30 p.m. to midnight, Monday through Friday, and 5 p.m. to 6 p.m. and 11 p.m. to midnight, Saturday and Sunday, with long form paid programming. As a result, the percentage of our revenues derived from long form paid programming has increased from 47% in the year ended December 31, 2002, to 61% in the nine months ended September 30, 2003. We expect to continue to derive more than half of our revenues from long form paid programming for the remainder of 2003.

    Commencing in the fourth quarter of 1999, we began entering into JSAs with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot advertising sales management and representation for our stations and, in about half of our stations subject to JSAs, we integrate and co-locate our station operations with those of our JSA partners. To date, we have entered into JSAs for 47 of our 61 owned and operated television stations.

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

RESULTS OF OPERATIONS

    The following table sets forth net revenues, the components of operating expenses and other operating data for the three and nine months ended September 30, 2003 and 2002 (in thousands):



                                                               Three Months Ended          Nine Months Ended
                                                                September 30,                September 30,
                                                           -----------------------       -------------------------
                                                             2003           2002            2003           2002
                                                           --------       --------       ---------       ---------
                                                                      (unaudited)                 (unaudited)

Gross revenues ......................................      $ 75,028       $ 77,130       $ 234,578       $ 236,522
Less: agency commissions ............................       (10,833)       (10,874)        (33,921)        (32,859)
                                                           --------       --------       ---------       ---------
Net revenues ........................................        64,195         66,256         200,657         203,663
                                                           --------       --------       ---------       ---------
Expenses:
Programming and broadcast operations ................        13,158         12,342          38,832          37,509
Program rights amortization .........................        11,359         19,973          35,856          58,388
Selling, general and administrative .................        26,765         35,310          80,654          99,127
Business interruption insurance proceeds ............            --             --              --          (1,007)
Time brokerage and affiliation fees .................         1,100          1,088           3,302           2,990
Stock-based compensation ............................         1,223          1,216           9,734           3,091
Adjustment of programming to net realizable value ...            --             --           1,066           2,900
Restructuring charges (credits) .....................            18            (65)             29            (467)
Reserve for state taxes .............................         2,915             --           2,915              --
Depreciation and amortization .......................        10,018         14,472          31,928          41,338
                                                           --------       --------       ---------       ---------
Total operating expenses ............................        66,556         84,336         204,316         243,869
(Loss) gain on sale or disposal of broadcast and
  other assets ......................................          (671)           (50)         54,678             650
                                                           --------       --------       ---------       ---------
Operating (loss) income .............................      $ (3,032)      $(18,130)      $  51,019       $ (39,556)
                                                           ========       ========       =========       =========
Other Data:
Program rights payments and deposits ................      $  6,759       $ 32,966       $  27,234       $  91,931
Payments for cable distribution rights ..............         1,313            135           2,813           3,392
Capital expenditures ................................         5,200          6,891          16,374          26,026
Cash flows (used in) provided by operating activities        (6,265)       (20,092)         13,053         (51,127)
Cash flows (used in) provided by investing activities        (7,111)        (5,166)         76,384         (30,695)
Cash flows (used in) provided by financing activities       (12,897)         4,518         (17,099)         21,331


THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

    Gross revenues decreased 3% to $75.0 million for the three months ended September 30, 2003 from $77.1 million for the three months ended September 30, 2002. This decrease is primarily attributable to the sale of certain television stations and lower network spot advertising revenues resulting from the modification of our programming schedule in January 2003 whereby we replaced daytime entertainment programming and related spot advertising with long form paid programming.

    Programming and broadcast operations expenses were $13.2 million during the three months ended September 30, 2003, compared with $12.3 million for the comparable period last year. This increase is primarily due to higher tower rent, music license fees and personnel costs. Program rights amortization expense was $11.4 million during the three months ended September 30, 2003 compared with $20.0 million for the comparable period last year. The decrease is primarily due to the modification of our programming schedule in January 2003 whereby we replaced daytime entertainment programming with long form paid programming for which we have no programming cost and due to the sub-licensing of TOUCHED BY AN ANGEL to Crown Media described below. Selling, general and administrative expenses were $26.8 million during the three months ended September 30, 2003 compared with $35.3 million for the comparable period last year. The decrease is primarily a result of cost cutting measures including headcount reductions in connection with the fourth quarter 2002 restructuring activities described below as well as reductions in third party promotional expenses. In the third quarter of 2003, we recorded a reserve for state taxes in the amount of $2.9 million in connection with a tax liability related to certain states in which we have operations. Depreciation and amortization expense was $10.0 million during the three months ended September 30, 2003 compared with $14.5 million for the comparable period last year. This decrease is due to the sale of broadcast assets, the reduction of our cable and satellite distribution rights amortization as described below, partially offset by an impairment charge in the amount of $3.7 million taken on a purchase option on a television station.

    Interest expense for the three months ended September 30, 2003 increased to $24.5 million from $22.0 million in the same period in 2002. The increase is primarily due to higher accretion on our 12 1/4% senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock resulted from the classification of our 14 1/4% Junior Exchangeable Preferred Stock as debt in accordance with SFAS 150. See Note 11, New Accounting Pronouncements for additional discussion of SFAS 150 and its effect on the classification of our mandatorily redeemable preferred stock. At September 30, 2003, the total balance of amounts owed under senior subordinated notes and bank financing amounted to $919.2 million compared with $900.1 million as of December 31, 2002. Interest income for the three months ended September 30, 2003 increased to $0.9 million from $0.8 million in the same period in 2002. The increase is primarily due to higher average cash and short-term investment balances in 2003 resulting from asset sales proceeds.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

    Gross revenues decreased 1% to $234.6 million for the nine months ended September 30, 2003 versus $236.5 million for the nine months ended September 30, 2002. This decrease is primarily attributable to the sale of certain television stations.

     Programming and broadcast operations expenses were $38.8 million during the nine months ended September 30, 2003, compared with $37.5 million for the comparable period last year. This increase is primarily due to higher tower rent and utilities expense in connection with our digital television buildout. Program rights amortization expense was $35.9 million during the nine months ended September 30, 2003 compared with $58.4 million for the comparable period last year. The decrease is primarily due to the modification of our programming schedule in January 2003 whereby we replaced daytime entertainment programming with long form paid programming for which we have no programming cost and due to the sub-licensing of TOUCHED BY AN ANGEL to Crown Media described below. Selling, general and administrative expenses were $80.7 million during the nine months ended September 30, 2003 compared with $99.1 million for the comparable period last year. The decrease is primarily a result of cost cutting measures including headcount reductions in connection with the fourth quarter 2002 restructuring activities described below, lower third party promotional expenses, lower legal expenses primarily resulting from the 2002 completion of the NBC arbitration matter and a charge recorded in 2002 in connection with the postponement of the 700 MHz spectrum auction. In addition, during the first quarter of 2003, we received approximately $2.2 million from NBC to settle a pending dispute regarding digital television signal interference at our television station WPXM, serving the Miami-Fort Lauderdale, Florida market. This settlement was recorded as a reduction of our selling, general and administrative expenses. Additionally, we reduced our bad debt reserve by approximately $1.5 million because of the decrease in our receivables that resulted from our shift in 2003 to more prepaid long form advertising. During the nine months ended September 30, 2003, we recognized an adjustment of programming to net realizable value totaling $1.1 million resulting from our decision to no longer air an original game show production. In the third quarter of 2003, we recorded a reserve for state taxes in the amount of $2.9 million in connection with a tax liability related to certain states in which we have operations. Depreciation and amortization expense was $31.9 million during the nine months ended September 30, 2003 compared with $41.3 million for the comparable period last year. This decrease is due to the sale of broadcast assets and our determination to amortize our remaining cable distribution rights over the remaining term of the underlying agreements. In 1998, we began entering into cable distribution agreements for periods generally up to ten years in markets where we do not own a television station. Certain of these cable distribution agreements also provided us with some level of promotional advertising to be run at the discretion of the cable operator, primarily during the first few years to support the launch of the PAX TV network on the cable systems. We had been amortizing these assets on an accelerated basis, which gave effect to the advertising component included in these agreements. The remaining unamortized cost, which was being amortized over seven years, will be amortized over the remaining contractual life of the agreements. In the second quarter of 2003, we determined that we had over amortized certain of these assets and recorded a $4 million reduction of amortization expense. In the third quarter of 2003, we determined that we had also been over amortizing certain satellite distribution agreements and certain other cable distribution agreements and recorded a $4.5 million reduction of our amortization expense. The decrease in depreciation and amortization expense was offset, in part, by an impairment charge in the amount of $3.7 million taken in the third quarter of 2003 in connection with a purchase option on a television station.

    In May 2003, we completed the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for $20.0 million resulting in a pre-tax gain of approximately $14.8 million. In April 2003, we completed the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market, for an aggregate of $10.0 million resulting in a pre-tax gain of approximately $4.9 million. In February 2003, we completed the sale of our television station KPXF, serving the Fresno, California market, for $35 million resulting in a gain of approximately $26.6 million. In April 2003, we completed the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million resulting in a pre-tax gain of approximately $9.9 million.

    In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer new options under our 1998 Stock Incentive Plan, as amended (the "Plan"), to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 7.3 million options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan's provisions, at the holders' elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.5 million, of which approximately $7.9 million related to vested and unvested shares issued upon exercise of the new options was recognized in the nine months ended September 30, 2003 and the remaining $0.6 million will be recognized on a straight-line basis over the remaining vesting period of the modified awards. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options is being recognized on a straight-line basis over the remaining vesting period of the modified awards ($1.7 million recognized in the nine months ended September 30, 2003).

    Interest expense for the nine months ended September 30, 2003 increased to $69.1 million from $63.0 million in the same period in 2002. The increase is primarily due to higher accretion on our 12 1/4% senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock resulted from the classification of our 14 1/4% Junior Exchangeable Preferred Stock as debt in accordance with SFAS 150. See Note 11, New Accounting Pronouncements for additional discussion of SFAS 150 and its effect on the classification of our mandatorily redeemable preferred stock. Interest income for the nine months ended September 30, 2003 increased to $2.6 million from $1.7 million in the same period in 2002. The increase is primarily due to higher average cash and short-term investment balances in 2003 resulting from proceeds from asset sales.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock such as our 14 1/4% Junior Exchangeable Preferred Stock. SFAS 150 is effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We adopted SFAS 150 effective July 1, 2003. Upon adoption, we recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to our 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods is not permitted upon adoption of SFAS 150. Our 9 3/4% Series A Convertible Preferred Stock and 8% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS 150 because of their equity conversion features.

    In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of APB No. 50" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. In

October 2003, the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46" ("FIN 46-6"). FIN 46-6 deferred the implementation of FIN 46 for all public entities to the first reporting period ending after December 15, 2003 for a variable interest entity created before February 1, 2003. We are evaluating whether the television stations we currently operate under time brokerage agreements serving the Memphis, TN and New Orleans, LA markets and for which we hold call options to buy (and for which the other party holds put options to sell) certain of their assets at any time after January 1, 2005 through December 31, 2006 for an aggregate purchase price of $40 million (of which $4 million was paid for the option to purchase these stations), are variable interest entities ("VIEs"). If these stations are determined to be VIEs and we are determined to be the primary beneficiary, then we will be required to consolidate these stations at December 31, 2003. We have not completed our assessment of whether the adoption of FIN 46 will have a material effect, if any, on our consolidated financial position, results of operations or cash flows.

    In the first quarter of 2003, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other matters, SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of related income taxes. As a result, debt extinguishments used as part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. As described below, in connection with our January 2002 refinancing, we recognized a loss due to early extinguishment of debt totaling approximately $17.6 million resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures. This loss was classified as an extraordinary item in our previously issued financial statements. Because of the adoption of SFAS 145 in 2003, we have reclassified this loss to other income (expense) in our consolidated statements of operations.

RESTRUCTURING ACTIVITIES

    During the fourth quarter of 2002, we adopted a plan to consolidate certain of our operations, reduce personnel and modify our programming schedule in order to significantly reduce our cash operating expenditures. In connection with this plan, we recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million in costs associated with exiting leased properties and the consolidation of certain operations. Through September 30, 2003, we have paid $2.1 million in termination benefits to 94 employees and paid $0.4 million of lease termination and other costs. We have accounted for these costs pursuant to SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which we early adopted in the fourth quarter of 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" which has been nullified under SFAS No. 146. As such, we will recognize additional restructuring costs as they are incurred.

    We have substantially completed the JSA restructuring plan entered into in the fourth quarter of 2000, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

INCOME TAXES

    We have recorded a provision for income taxes based on our estimated annual effective income tax rate. For the three and nine months ended September 30, 2003 and 2002, we have recorded a valuation allowance for our deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as we believe it is more likely than not that we will be unable to utilize our remaining net deferred tax assets. Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on January 1, 2002, we no longer amortize goodwill and FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, we are required under FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), to recognize deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets and the tax-deductible portion of these assets. Prior to the adoption of SFAS 142, we considered our deferred tax liabilities related to these assets as a source of future taxable income in assessing the realization of our deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the assets become impaired or when they are disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets and goodwill is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, we were required to record an increase in our deferred tax asset valuation allowance totaling approximately $125.9 million during the first quarter of 2002. In addition, we continue to record increases in our valuation allowance based on increases in the deferred tax liabilities and assets for temporary differences related to goodwill and FCC license intangible assets.

    We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a "30-day letter" proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the "30-day letter" offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $16.3 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand and our net working capital. As of September 30, 2003, we had $100.1 million in cash and cash equivalents and short-term investments and working capital of approximately $74.1 million. During the nine months ended September 30, 2003, our cash and cash equivalents and short-term investments increased by approximately $57.3 million due primarily to proceeds from the asset sales described below. We believe that our cash on hand as well as cash provided by future operations, net working capital and the proceeds from the remaining planned asset sale will provide the liquidity necessary to meet our obligations and financial commitments for at least the next twelve months. If we are unable to complete the identified asset sale or our financial results are not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

    Cash provided by (used in) operating activities was approximately $13.1 million and ($51.1) million for the nine months ended September 30, 2003 and 2002, respectively. These amounts reflect cash generated or used in connection with the operation of PAX TV, including the related programming rights and cable distribution rights payments and interest payments on our debt. The increase is due to improved operating results from the modification of our programming schedule and other restructuring activities as well as reduced programming payments in the period. In addition, our accounts receivable have declined significantly as a result of our increased revenue contribution from long form advertising, which is generally paid in advance.

    Cash provided by (used in) investing activities was approximately $76.4 million and ($30.7) million for the nine months ended September 30, 2003 and 2002, respectively. These amounts include proceeds from the sale of broadcast assets, capital expenditures and short term investment transactions. During the nine months ended September 30, 2003, we raised $77.5 million in proceeds from the sale of broadcast assets in completion of our liquidity plan to raise $100 million. These asset sales included the sale of our television station KPXF, serving the Fresno, California market, to Univision Communications, Inc. for $35 million, which we completed in February 2003; the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market for an aggregate purchase price of $10 million, which we completed in April 2003; the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million, which we completed in April 2003; and the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for approximately $20 million, which we completed in May 2003. In addition, we have signed a definitive agreement to sell the assets of our television station KPXJ, serving the Shreveport, Louisiana market, for $10 million. The sale of KPXJ is expected to close in the first quarter of 2004. As of September 30, 2003, we had agreements to purchase broadcast properties totaling approximately $36.0 million, net of deposits and advances. We do not anticipate spending any significant amounts to satisfy these commitments until 2005 or thereafter.

     Capital expenditures were approximately $16.4 million and $26.0 million for the nine months ended September 30, 2003 and 2002, respectively. The FCC has mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC which have been granted with limited exceptions. All of our extension requests have been granted without condition. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC's timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently own or operate 34 stations broadcasting in digital (in addition to broadcasting in analog) and expect to have 10 more stations commence their digital broadcast services by December 31, 2003. With respect to our remaining stations, we have received construction permits from the FCC and will be completing the buildout on five stations during 2004, we are awaiting construction permits from the FCC with respect to six of our television stations and six of our television stations have not received a digital channel allocation and therefore will not be converted until the end of the digital transition. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $17 million over the next two to three years to complete the conversion. We will likely fund these expenditures from cash on hand and proceeds from our remaining planned asset sale.

    Cash (used in) provided by financing activities was ($17.1) million and $21.3 million during the nine months ended September 30, 2003 and 2002, respectively. These amounts include the proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments. Also included are payments of employee withholding taxes on option exercises in connection with the January 2003 stock option exchange offer and proceeds from the January 2002 refinancing described below, as well as the related principal repayments, redemption premium and refinancing costs.

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

    On June 28, 2002, we and our lenders amended our senior bank credit facility to, among other things, reduce the minimum required levels of net revenues and EBITDA (as defined in the senior bank credit facility and summarized below) for certain periods under the facility's financial covenants and allow us to retain the proceeds from certain planned asset sales for general corporate purposes. In connection with the amendment, the interest rates were increased to LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% and we paid an amendment fee of $0.9 million. On November 4, 2002, we and our lenders amended our senior bank credit facility to, among other things, exclude from the definition of EBITDA certain costs resulting from our plan to consolidate certain of our operations, reduce personnel and modify our programming schedule. In connection with this amendment, we incurred costs of approximately $0.6 million. On May 5, 2003, the Company amended and restated the senior bank credit facility to consolidate previous amendments and allow for the issuance of letters of credit, subject to availability, under a $25 million revolving credit facility. At September 30, 2003, there was $12.0 million in borrowings outstanding under the revolving credit facility and $12.4 million of outstanding letters of credit. The Company paid a fee of $0.1 million in connection with the May 5, 2003 amendment and restatement. On September 19, 2003, the Company further amended the amended and restated senior bank credit facility to reduce its trailing twelve month minimum net revenue and EBITDA covenants, eliminate a revenue fee connected with a waiver obtained in March 2003 (for which the waiver provisions were subsequently incorporated into the May 5, 2003 amendment and restatement) and eliminate the requirement to comply with certain other financial covenants as of March 31, 2005. The Company paid a fee of $1.0 million in connection with the September 19, 2003 amendment.

    As amended, the Company's amended and restated senior bank credit facility contains various financial covenants and restricts the ability of the Company any of its subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting its activities. The amended and restated senior bank credit facility contains the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined under our senior bank credit facility) for each of the fiscal quarters ended June 30, 2001 through March 31, 2005, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after June 30, 2005, (3) maximum annual capital expenditures for 2001 through 2006, and (4) maximum annual programming payments for 2002 through 2006. EBITDA, as defined under our amended and restated senior bank credit facility, is equal to our consolidated net income or loss plus the sum of interest expense (net of interest income), depreciation, amortization (excluding programming amortization), stock-based compensation, permitted programming net realizable value adjustments, permitted restructuring and other charges, time brokerage and affiliation fees, losses on the sale of assets and other non-cash expenses minus the sum of gains on the sale of assets and other non-cash income. In addition, EBITDA, as defined under our senior bank credit facility, is adjusted to give effect to acquisitions or dispositions of television stations as if they occurred at the beginning of the EBITDA measurement period during which they were consummated. Our amended twelve-month minimum net revenue and EBITDA covenants are $250 million and $50 million, respectively, for each of the next four quarters.

     Our ability to meet these financial covenants is influenced by several factors, the most significant of which is our ability to generate revenues, which in turn is affected by overall conditions in the television advertising marketplace, our long form advertising rates, our network and station ratings and the success of our JSA and other operating strategies and cost cutting initiatives. Adverse developments with respect to these or other factors could result in our failing to meet one or more of these covenants. At September 30, 2003, we were in compliance with these amended covenants. We currently expect we will continue to be in compliance with these amended covenants in 2004. If we failed to meet any of our debt covenants and our lenders did not grant a waiver or amendment, they would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due under the senior bank credit facility. Should an event of default be declared under the senior bank credit facility, this would cause a cross default to occur under the senior subordinated note and senior subordinated discount note indentures, thus giving each trustee the right to accelerate repayment, and would give the holders of each of our three outstanding series of preferred stock the right to elect two directors per series to our board of directors. We can provide no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.


    The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined the Company's 1997 tax return and has issued the Company a "30-day letter" proposing to disallow all of the Company's gain deferral. The Company filed its protest to this determination with the IRS appeals division, but cannot predict the outcome of this matter at this time, and may not prevail. In addition, the "30-day letter" offered the Company an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. The Company filed a protest to this alternative determination as well. The Company may not prevail with respect to this alternative determination. Should the IRS successfully challenge the Company's position and disallow all or part of its gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses. The Company has estimated the amount of interest for which it could be held liable to be approximately $16.3 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, the Company estimates it would be liable for only a nominal amount of interest.

    As of September 30, 2003, our programming contracts require collective payments of approximately $61.0 million as follows (in thousands):

                                            Obligation for     Program Rights
                                            Program Rights       Commitments     Total
                                           ---------------    ----------------  -----------
2003 (October--December)................      $   7,674          $   3,043      $    10,717
2004....................................          8,562             33,967           42,529
2005....................................          2,200              4,866            7,066
2006....................................            650                  --             650
                                              ---------          ----------     -----------
                                              $  19,086          $   41,876     $    60,962
                                              =========          ==========     ===========

    On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. ("CBS") and Crown Media United States, LLC ("Crown Media") to sublicense our rights to broadcast the television series TOUCHED BY AN ANGEL ("Touched") to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, we are to receive approximately $47.4 million from Crown Media, $38.6 million of which is to be paid over a three-year period that commenced August 2002 and the remaining $8.8 million of which is to be paid over a three-year period commencing August 2003.

    Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of September 30, 2003, our obligations to CBS totaled approximately $53.0 million. The transaction resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

    We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of September 30, 2003, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $28.7 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media's rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

    Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of September 30, 2003, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):

                                        Obligations   Amounts  Due from
                                          to CBS      Crown Media              Total
                                      -------------  --------------------   ----------
   2003 (October--December)...........    $  1,709    $     (3,950)         $ (2,241)
   2004...............................      23,620         (15,800)            7,820
   2005...............................      18,513         (10,439)            8,074
   2006...............................       9,191          (1,711)            7,480
                                           -------    ------------          --------
                                            53,033         (31,900)           21,133
   Amount representing interest                 --           3,217             3,217
                                          --------    ------------          --------
                                          $ 53,033    $    (28,683)         $ 24,350
                                          ========    ============          ========

    As of September 30, 2003, obligations for cable distribution rights require collective payments by us of approximately $4.5 million as follows (in thousands):

2003 (October--December)...................................              $  4,210
2004.......................................................                   103
2005.......................................................                   180
                                                                         --------
                                                                         $  4,493
                                                                         ========

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

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW AND WE MAY NOT BECOME PROFITABLE IN THE FUTURE.

     We have incurred losses from continuing operations in each fiscal year since our inception. As a result of these net losses, for the years ended December 31, 2002, 2001 and 2000 and the nine months ended September 30, 2003, our earnings were insufficient to cover our combined fixed charges and preferred stock dividend requirements by approximately $259.9 million, $340.4 million, $390.7 million and $85.6 million, respectively. We expect to continue to experience net losses in the foreseeable future, principally due to interest charges on outstanding debt (and the debentures into which our outstanding preferred stock can be exchanged, if issued), dividends on outstanding preferred stock, and non-cash charges for depreciation and amortization expense related to fixed assets and amortizable intangible assets. Future net losses could be greater than those we have experienced in the past.

     Our cash flow from operations has been insufficient to cover our operating expenses, debt service requirements and other cash commitments in each of the years ended December 31, 2002, 2001 and 2000 and the nine months ended September 30, 2003. We have financed our operating cash requirements, as well as our capital needs, during these periods with the proceeds of asset sales and financing activities, including the issuance of preferred stock and additional borrowings. We may not be able to generate sufficient operating cash flow in the future to pay our debt service and preferred stock dividend requirements and may not be able to obtain sufficient additional financing to meet such requirements on terms acceptable to us, or at all.

     We believe that absent significant improvement in our ratings and revenues, our business operations are unlikely to provide sufficient cash flow to support our future debt service and preferred stock dividend requirements. We have engaged the firms of Bear Stearns & Co. Inc. and Citigroup Global Markets Inc. to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. These strategic alternatives may include the sale of material amounts of our assets, locating a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or acquisition of our equity securities.

PAX TV MAY NOT  BE SUCCESSFUL.

     We launched PAX TV on August 31, 1998, and are now in our sixth network broadcasting season. The experiences of other new broadcast television networks during the past decade indicate that it requires a substantial period of time and the commitment of significant financial, managerial and other resources to gain market acceptance of a new television network by viewing audiences and advertisers to a sufficient degree that the new network can attain profitability. Although we believe that our approach is unique among broadcast television networks, in that we own and operate the stations reaching most of the television households that can receive PAX TV, our business model is unproven and to date has not been successful. In January 2003, we reduced the amount of entertainment programming on the PAX TV network by 26.5 hours per week and began airing long form paid programming during these hours. PAX TV may not gain sufficient market acceptance to be profitable or otherwise be successful.

IF OUR TELEVISION PROGRAMMING DOES NOT ATTRACT SUFFICIENT NUMBERS OF VIEWERS IN DESIRABLE DEMOGRAPHIC GROUPS, OR OUR REVENUES FROM THE SALE OF LONG FORM PAID PROGRAMMING WERE TO DECLINE, OUR ADVERTISING REVENUE COULD DECREASE.

     Advertising revenues constitute substantially all of our operating revenues. Our ability to generate advertising revenues depends upon our ability to sell our inventory of air time for long form paid programming at acceptable rates and, with respect to entertainment programming, to provide programming which attracts sufficient numbers of viewers in desirable demographic groups to generate audience ratings that advertisers will find attractive. Long form paid programming rates are dependent upon a number of factors, including our available inventory of air time, the viewing public's interest in the products and services being marketed through long form paid programming, and economic conditions generally. Our revenues from the sale of air time for long form paid programming may decline. Our entertainment programming may not attract sufficient targeted viewership or achieve sufficiently favorable ratings to enable us to generate enough advertising revenues to be profitable. Our ratings depend partly upon unpredictable factors beyond our control and may decline, which would adversely affect that portion of our advertising revenues derived from the sale of commercial spots during our entertainment programming. We incur production, talent and other ancillary costs to produce original programs for PAX TV. Our original programming may not generate advertising revenues in excess of our programming and other costs.

WE RECENTLY CHANGED OUR REVENUE MIX.

     In January 2003, we reduced the number of PAX TV network hours by 26.5 hours per week and began airing long form paid programming during these hours. While we believe that our operating performance during the first three quarters of 2003 has improved, partly as a result of this change in our programming strategy, we have experienced a modest decrease in the advertising rates for long form paid programming, which we attribute in part to the significant increase in our inventory of available time for long form paid programming. The percentage of our revenues derived from long form paid programming has increased from 47% in the year ended December 31, 2002, to 61% in the nine months ended September 30, 2003, and we expect to continue to derive more than half of our revenues from long form paid programming for the remainder of 2003. While we intend to maintain a flexible programming strategy and may from time to time again adjust our mix of entertainment and long form paid programming as we seek to enhance our operating performance, we may not be able to maintain or increase our advertising revenues or improve our operating performance through changes in our programming strategy.

WE HAVE REDUCED OUR SPENDING FOR NEW PROGRAMMING.

     We have reduced our spending in 2003 for new original programming and expect to maintain our level of spending in 2004 for new programs at the current reduced level. As we have reduced the number of new original programs broadcast on PAX TV, our audience ratings have declined. We would expect that continued declines in our ratings would adversely affect that portion of our advertising revenues derived from commercial spots, which for the nine months ended September 30, 2003 comprised approximately 39% of our revenue. We are unable to predict the magnitude of the effect of this reduced level of spending for programming on our ratings or advertising revenues.

WE MAY NOT BE ABLE TO REDEEM OUR SECURITIES HELD BY NBC THAT NBC HAS DEMANDED THAT WE REDEEM AND THIS COULD HAVE ADVERSE CONSEQUENCES FOR US.

     On November 13, 2003, NBC exercised its right to demand that we redeem, or arrange for a third party to acquire, all of the shares of our Series B preferred stock held by NBC, at a price equal to the aggregate liquidation preference thereof plus accrued and unpaid dividends, which as of September 30, 2003, totaled $549.2 million. Should we fail to effect a redemption within one year after November 13, 2003, NBC will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, its contractual rights with respect to our business, and its other rights under the related transaction agreements. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. Further, we do not currently have sufficient funds to pay the redemption price for these securities. In order to comply with NBC's redemption demand, we expect that we will need to repay, refinance or otherwise restructure the majority of our outstanding indebtedness and preferred stock and raise sufficient liquidity to enable us to pay the required redemption price, or find a third party willing to purchase those securities at the required redemption price. Should we be unable to do so, we may not have sufficient funds to pay the redemption price for the securities to be redeemed. If we were unable to complete a redemption, we would be unable to prevent NBC from transferring its interest in our company to a third party selected by NBC in its discretion, which could have a material adverse effect upon us.

NBC'S DEMAND FOR REDEMPTION MAY HAVE AN ADVERSE EFFECT UPON OUR OPERATING RELATIONSHIPS WITH NBC.

      We have significant operating relationships with NBC which have been developed since NBC's investment in us in September 1999. NBC serves as our exclusive sales representative to sell most of our PAX TV network advertising and is the exclusive national sales representative for most of our stations. We have entered into JSAs with NBC owned or NBC affiliated stations with respect to 42 of our television stations. Each JSA typically provides for our JSA partner to serve as our exclusive sales representative to sell our local station advertising and for many of our station's operations to be integrated and co-located with those of the JSA partner. If NBC ceases to hold an investment in our securities, NBC and the NBC affiliates will have the ability to elect to terminate the agreements under which these operating relationships have been implemented. Should NBC or the NBC affiliates elect to terminate these agreements, we could be required to incur significant costs to resume performing the advertising sales and other operating functions currently performed by NBC and our JSA partners, including the expense of re-establishing office and studio facilities separate from those of the JSA partners, or to transfer performance of these functions to another broadcast television station operator. Our network and station revenues could also be adversely affected by the disruption of our advertising sales efforts that could result from the unwinding of the JSAs. The unwinding or termination of some or all of our JSAs could have a materially adverse effect upon us. We are unable to predict the effect, if any, that NBC's demand that we redeem our securities held by it may have upon our current operating relationships with NBC. We would expect, however, that NBC would seek to terminate these relationships if it were to cease holding an investment in our securities.

WE COULD BE SUBJECT TO A MATERIAL TAX LIABILITY IF THE IRS SUCCESSFULLY CHALLENGES OUR POSITION REGARDING THE 1997 DISPOSITION OF OUR RADIO DIVISION.

    We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a "30-day letter" proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the "30-day letter" offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $16.3 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful only in disallowing part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

THE OUTCOME OF OUR EXPLORATION OF STRATEGIC ALTERNATIVES IS UNCERTAIN.

   We have engaged Bear Stearns & Co. Inc. and Citigroup Global Markets, Inc. to act as our financial advisors and explore strategic alternatives for our company. These strategic alternatives may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or acquisition of our equity securities. Our ability to pursue strategic alternatives is subject to various limitations and issues which we may be unable to control. A strategic transaction will, in most circumstances, require that we seek the consent of, or refinance, NBC and the other holders of our preferred stock, as well as the holders of our senior and subordinated debt. FCC regulations may limit the type of strategic alternatives we may pursue and the parties with whom we may pursue strategic alternatives. In addition, our ability to pursue a strategic alternative will be dependent upon the attractiveness of our assets and business plan to potential new transaction parties. Among other things, certain potential transaction parties may find unattractive our capital structure and high level of indebtedness, our carriage of the PAX TV programming and the overnight programming provided by The Christian Network, Inc. and certain of our television stations serving major television markets. Our relatively low tax basis in our television station assets (resulting in part from the Section 1031 like kind exchange we structured upon the sale of our radio group in 1997) is a significant factor to be considered in structuring any potential transactions involving sales of a material portion of our television station assets, and may make certain types of transactions less attractive or not viable. Potential transaction parties may believe our stations and other assets to be less valuable than as shown in prior appraisals we have obtained. We may be prevented from consummating a strategic transaction due to any of these and other factors, or we may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of, these and other factors. We may not be successful in our efforts to find or effectuate strategic alternatives for our company.

WE COULD BE ADVERSELY AFFECTED BY ACTIONS OF THE FCC, THE CONGRESS AND THE COURTS THAT COULD ALTER BROADCAST TELEVISION OWNERSHIP RULES IN A WAY THAT WOULD MATERIALLY AFFECT OUR PRESENT OPERATIONS OR FUTURE BUSINESS ALTERNATIVES.

     On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties have asked the FCC to reconsider portions of its decision and other parties have sought judicial review. On September 3, 2003, the U. S. Court of Appeals for the Third Circuit issued an order staying the effectiveness of the new media ownership rules pending its review of the FCC's action.

     Among other things, the FCC's new rules would increase the percentage of the nation's television households that may be served by television broadcast stations in which the same person or entity has an attributable interest from 35% to 45% of national television households. The new rules also relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, these new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations, or newspapers.

     In assessing compliance with both the old 35% cap and the new 45% cap, the FCC counts each UHF station as serving only half of the television households in its market. This "UHF Discount" is intended to take into account that UHF stations historically have provided less effective coverage of their markets than VHF stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet either the old 35% national coverage cap or the new 45% cap. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF Discount will "sunset" - i.e., expire
- for the top four broadcast networks (ABC, NBC, CBS, and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future biennial review whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations.

     Since the FCC's adoption of the new rules, legislation has been introduced in Congress to roll back the national ownership cap to 35%, prohibit the application of the UHF Discount to UHF stations sold after June 2, 2003, sunset the UHF Discount in 2008 for all UHF stations, prohibit the cross ownership of newspapers and television stations in the same market and nullify in their entirety the rule changes adopted by the FCC. We cannot predict whether any pending legislation ultimately will be adopted or whether any petitions for reconsideration or judicial review of the FCC's decision of June 2, 2003 will result in significant changes to the ownership rules. A rollback of the nationwide television ownership cap, the setting of a 35% cap, and the prohibition of newspaper and television cross ownership by Congress, or action by the FCC or Congress affecting the availability of the UHF Discount, may adversely affect the opportunities we might have for sale of our television broadcast stations to those television group owners and major television broadcast networks that otherwise would be the most likely purchasers.

     Also, in its June 2, 2003 decision, the FCC stated that it intends in the future to begin a rule making proceeding to consider whether to treat a television licensee's joint sales agreement to sell the advertising time of another television station in the same market as the equivalent of ownership of that station for purposes of the FCC's local television ownership rules. A joint sales agreement, or "JSA," is an arrangement by which a brokering station provides advertising sales services, but not programming, for another station in the market. We have entered into JSAs for 47 of our television stations, 42 of which are with NBC or NBC-affiliated stations in our markets. The FCC may adopt rules affecting these arrangements that could adversely affect our current operations under existing JSAs. If a rule adopted by the FCC effectively precludes the continuation of our current arrangements, it may be necessary for us to renegotiate aspects of our current relationships. Also, if a new FCC rule were to require that we terminate a JSA in a particular market, we may incur significant costs to transfer the JSA to another broker or to resume operation of the station without the sales and other services of a JSA broker. We cannot predict what rules the FCC will adopt or what effect any new rules are likely to have upon our operations and our present relationship with NBC and NBC's affiliates.

ITEM 4. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the quarterly period ended September 30, 2003, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors which would significantly affect internal controls subsequent to the date we carried out this evaluation.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

  Exhibit
  Number        Description of Exhibits
  ------        -----------------------

   3.1.1        Certificate of Incorporation of the Company (1)

   3.1.6 Certificate of Designation of the Company's 9-3/4% Series A Convertible Preferred Stock (2)

   3.1.7 Certificate of Designation of the Company's 14-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

   3.1.8 Certificate of Designation of the Company's 8% Series B Convertible Exchangeable Preferred Stock (3)

   3.1.9 Certificate of Amendment to the Certificate of Incorporation of the Company (7)

   3.2          Bylaws of the Company (4)

   4.6 Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 10-3/4% Senior Subordinated Notes due 2008 (5)

   4.7 Amended and Restated Credit Agreement, dated as of May 5, 2003, among the Company, the Lenders party thereto, the Issuers party thereto, Citicorp USA, Inc., as administrative agent for the Lenders and the Issuers and as collateral agent for the Secured Parties, Union Bank of California, N.A., as syndication agent for the Lenders and the Issuers, and General Electric Capital Corporation, as documentation agent for the Lenders and the Issuers (7)

   4.7.1 Amendment No. 1, dated as of September 19, 2003, between the Company and Citicorp USA, Inc., as administrative agent for the Lenders and the Issuers and as collateral agent for the Secured Parties

   4.8 Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company's 12-1/4% Senior Subordinated Discount Notes due 2009 (6)


   10.83.1 Facility Lease Agreement, dated as of July 1, 2003, by and between the Company and The Christian Network, Inc.

   31.1 Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

   31.2 Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

   32.1 Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------

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

(4) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(5) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(6) Filed with the Company's Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(7) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(b)  Reports on Form 8-K.

     Form 8-K, dated July 30, 2003, under Item 9. "Regulation FD Disclosure" disclosing that the Company's financial results for the second quarter ended June 30, 2003.

     Form 8-K, dated August 18, 2003, under Item 5. "Other Events" reporting that Jeff Sagansky resigned from his position as Vice-Chairman and a member of the Board of Directors of the Company.

                        PAXSON COMMUNICATIONS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PAXSON COMMUNICATIONS CORPORATION

Date: November 14, 2003      By: /s/ THOMAS E. SEVERSON, JR.
                                 ---------------------------------------------
                                 Thomas E. Severson, Jr.
                                 Senior Vice President, Chief Financial Officer (Principal Financial Officer)







                             By: /s/ RICHARD GARCIA
                                 ---------------------------------------------
                                 Richard Garcia
                                 Vice President, Chief Accounting Officer and
                                 Corporate Controller
                                 (Principal Accounting Officer)