Form 10-K
period 2003-12-31
PAXSON COMMUNICATIONS CORP
filed 2004-03-31
CIK 923877

===============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2003

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
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

    The aggregate market value of common stock held by non-affiliates of the registrant as of March 19, 2004 is $169,948,000 computed by reference to the closing price for such shares on the American Stock Exchange.

    The number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 2004 was: 63,473,488 shares of Class A Common Stock, $0.001 par value, and 8,311,639 shares of Class B Common Stock, $0.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 21, 2004.

==============================================================================


                                TABLE OF CONTENTS
                                                                                                                     Page
Item 1.           Business...........................................................................................  3
Item 2.           Properties......................................................................................... 28
Item 3.           Legal Proceedings.................................................................................. 29
Item 4.           Submission of Matters to a Vote of Security Holders................................................ 29
Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters................................................................................ 29
Item 6.           Selected Financial Data............................................................................ 30
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.............. 30
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk......................................... 46
Item 8.           Financial Statements and Supplementary Data........................................................ 47
Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............... 47
Item 9A.          Controls and Procedures............................................................................ 47
Item 10.          Directors and Executive Officers of the Registrant................................................. 48
Item 11.          Executive Compensation............................................................................. 48
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                    Matters.......................................................................................... 48
Item 13.          Certain Relationships and Related Transactions..................................................... 48
Item 14.          Principal Accountant Fees and Services............................................................. 48
Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................... 48

                                     PART I

ITEM 1. BUSINESS

GENERAL

    We are a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets our stations serve. We currently own and operate 61 broadcast television stations (including three stations we operate under time brokerage agreements), all of which carry PAX TV, including stations reaching all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. We operate PAX TV, a network that provides programming seven days per week, 24 hours per day, and reaches approximately 96 million homes, or 89% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates. PAX TV's entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air. The balance of PAX TV's programming consists of long form paid programming (principally infomercials) and public interest programming. We have obtained audience ratings and share, market rank and television household data set forth in this report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.

    We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

    o Network Spot Advertising. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network spot advertising is sold under advance, or "upfront," commitments to purchase advertising time which are obtained before the beginning of our PAX TV entertainment programming season. Network spot advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network spot advertising revenue represented approximately 21% of our revenue during the year ended December 31, 2003.

    o Network Long Form Paid Programming. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV entertainment programming or public interest programming. Our network long form paid programming represented approximately 41% of our revenue during the year ended December 31, 2003.

    o Station Advertising. We sell commercial air time to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 38% of our revenue during the year ended December 31, 2003 (including 21% of our revenue during such year which was derived from local and national long form paid programming).

    Beginning in January 2003, we modified our programming schedule by replacing entertainment programming during the hours of 1 p.m. to 5 p.m. and 11:30 p.m. to midnight, Monday through Friday, and 5 p.m. to 6 p.m. and 11 p.m. to midnight, Saturday and Sunday, with long form paid programming. As a result, the percentage of our revenues derived from long form paid programming has increased from 47% in the year ended December 31, 2002, to 62% in the year ended December 31, 2003. We expect to continue to derive more than half of our revenues from long form paid programming for the foreseeable future.

    Commencing in the fourth quarter of 1999, we began entering into joint sales agreements, or JSAs, with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot and long form advertising sales management and representation for our stations and in about half our stations we integrate and co-locate our station operations with those of our JSA partners. To date, we have entered into JSAs for 47 of our 61 owned and operated television stations.

    Our primary operating expenses include selling, general and administrative expenses, depreciation and amortization expenses, programming expenses, employee compensation and costs associated with cable and satellite distribution, ratings services and promotional advertising. Programming amortization is a significant expense and is affected by several factors, including the mix of syndicated versus lower cost original programming as well as the frequency with which programs are aired.

     We believe that our business model benefits from many of the favorable attributes of both traditional television networks and network-affiliated television station groups. Similar to traditional television networks, we provide advertisers with nationwide reach through our extensive television distribution system. We own and operate most of our distribution system and, therefore, we receive advertising revenue from the entire broadcast day (consisting of both entertainment and long form paid programming), unlike traditional networks, which receive advertising revenue only from commercials aired during network programming hours. In addition, because of the size and centralized operations of our station group, we are able to achieve economies of scale with respect to our programming, promotional, research, engineering, accounting and administrative expenses which we believe enable us to have lower per station expenses than those of a typical network-affiliated station.

EXPLORATION OF STRATEGIC ALTERNATIVES
     We believe that absent significant improvement in our ratings and revenues, our business operations are unlikely to provide sufficient cash flow to support our debt service and preferred stock dividend requirements. In September 2002, we engaged Bear, Stearns & Co. Inc. and in August 2003 we engaged Citigroup Global Markets Inc. to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. These strategic alternatives may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities.

BUSINESS STRATEGY
     Our principal business objective is to maximize our cash flow through maintaining an efficient operating structure while we explore strategic alternatives for our business. To materially increase our revenues, we believe we would need to significantly improve the audience ratings of our entertainment programming, which in turn would require us to invest substantial resources in the acquisition and development of additional entertainment programming. We have pursued a strategy of reducing our programming and other operating expenses in order to improve our cash flow, conserve our financial resources and maintain our liquidity while we explore strategic alternatives to address the issues facing our business, and are therefore not currently investing substantial additional amounts in new entertainment programming. In January 2003, we significantly reduced the amount of entertainment programming aired on PAX TV, and replaced it with long form paid programming, consisting principally of infomercials.

OPERATING STRATEGY
     While we explore strategic alternatives as discussed above, the principal components of our operating strategy are:

     o Provide Quality Entertainment Programming. We believe there is significant demand, including from adult demographic groups which are attractive to advertisers, for quality entertainment programming which is free of excessive violence, explicit sexual themes and foul language. We seek to attract viewers and establish a nationally recognized brand by offering quality entertainment programming. We have developed original entertainment programming for PAX TV at lower costs than those typically incurred by other broadcast networks for original entertainment programming by employing cost efficient development, financing and production techniques.

     o Benefit from a Centralized, Efficient Operating Structure. We centralize many of the functions of our owned and operated stations, including promotions, advertising, research, engineering, accounting and sales traffic. Our stations average fewer than ten employees compared to an average of 90 employees at network-affiliated stations, and an average of 60 employees at independent stations in markets of similar size to ours. We promote PAX TV entertainment programming and each of our television stations by utilizing a centralized advertising and promotional program. We also employ a centralized programming strategy, which we believe enables us to keep our programming costs per station significantly lower than those of comparable stations. We provide programming for all of our stations and, except for local news and syndicated programming provided by JSA partners, each station offers substantially the same programming schedule.

     o Improve Local Television Station Operations through Joint Sales Agreements. We have sought to improve the operations of our local stations by entering into JSAs with respect to 47 of our stations, including JSAs between 42 of our stations and stations owned by National Broadcasting Company, Inc., or NBC, or independently owned NBC affiliated stations. Substantially all of those stations are currently operating under the terms of the JSAs. Generally, JSAs are for ten-year terms. Substantially all JSA partners have the right to terminate the JSA upon a sale by the JSA partner of its station that is the subject of the JSA. Each JSA typically provides for the JSA partner to serve as our exclusive sales representative to sell our station advertising, enabling our station to benefit from the strength of the JSA partner's sales organization and existing advertiser relationships. In about half of our JSA arrangements, we have co-located many of our station operations with those of the JSA partner, seeking to reduce our costs through operating efficiencies and economies of scale, including the elimination of redundant owned and leased facilities and staffing. Our JSA partner may provide local news and syndicated programming, supplementing and enhancing our station's programming lineup.

     o Expand and Improve PAX TV Distribution. We intend to continue to expand our television distribution system through the addition of affiliated broadcast television stations and cable systems. We intend to expand our distribution to reach as many U.S. television households as possible in a cost efficient manner. We continue to improve the channel positioning of our broadcast television stations on local cable systems across the country, as we believe the ability to view our programming on one of the lower numbered channel positions (generally below channel 21) on a cable system improves the likelihood that viewers will watch our programming.

     o Develop Our Broadcast Station Group's Digital Television Platform. Our owned and operated station group gives us a significant platform for digital broadcasting. We are continuing the construction of our digital broadcast facilities and intend to explore the most effective use of digital broadcast technology for each of our stations. Upon completion of the construction of our digital facilities, we believe that we will be able to provide a significant broadband platform on which to broadcast digital television, including multiple television networks. While future applications of this technology and the time frame within which the transition to digital broadcasting will be complete are uncertain, we believe that with our existing broadcast stations we are well positioned to take advantage of future digital broadcasting opportunities.

     o Continue Airing Long Form Paid Programming. We air a substantial amount of long form paid programming as we believe this provides us with a stable revenue base as we continue to develop the PAX TV network's entertainment programming. In January 2003, we increased our inventory of air time available for long form paid programming by approximately 42% by shifting 26.5 hours per week of non-prime time PAX TV network entertainment programming to long form paid programming. We determined that we could sell this air time for long form paid programming at higher rates than the rates at which we were selling spot advertising time in these time periods. The portion of our revenues which is derived from network advertising decreased from 33% for the year ended December 31, 2002 to 21% for the year ended December 31, 2003 and the portion of our revenues which is derived from network and station long form paid programming increased from 47% for the year ended December 31, 2002 to 62% for the year ended December 31, 2003. This reduction in our network entertainment programming, which consisted principally of syndicated programs, also has enabled us to reduce our programming costs. We expect to periodically review and adjust the amount of air time we sell for long form paid programming in order to take advantage of opportunities that may arise for us to increase our advertising revenue.

DISTRIBUTION

     We distribute PAX TV through a television distribution system comprised of our owned and operated broadcast television stations, cable television systems in various markets not served by a PAX TV station, satellite television providers and independently owned PAX TV affiliated broadcast stations. According to Nielsen our programming currently reaches 89% of U.S. television households (approximately 96 million homes).

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

     Our Owned and Operated Television Stations. We currently own and operate 61 broadcast television stations (including three stations we operate under time brokerage agreements, or TBAs), all of which carry PAX TV, including stations reaching all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. Our owned and operated station group reaches approximately 64% of U.S. prime time television households, according to Nielsen. Our ownership of the stations providing most of our television distribution enables us to receive advertising revenue from each station's entire broadcast day and to achieve operating efficiencies typically not enjoyed by network affiliated television stations. As nearly all of our owned and operated stations operate in the "ultra high frequency," or UHF, portion of the broadcast spectrum, only half of the number of television households they reach are counted against the national ownership cap under the Communications Act. By exercising our rights under the Communications Act to require cable television system operators to carry the broadcast signals of our owned and operated stations, we reach many more television households in each station's designated market area, or DMA, than we would if our stations were limited to transmitting their broadcast signals over the airwaves.

     We operate three stations (WPXL, New Orleans; WPXX, Memphis; and WBNA, Louisville) pursuant to time brokerage agreements, or TBAs, with the station owners. Under these agreements, we provide the station with PAX TV programming and retain the advertising revenues from the sale of advertising time during substantially all of our PAX TV programming hours, in the case of WPXL and WPXX, and during half of our PAX TV programming hours, in the case of WBNA. We have options to acquire two of these stations (WPXL and WPXX) and a right of first refusal to acquire the third (WBNA). The owners of the two stations for which we have options have the right to require us to purchase these stations at any time after January 1, 2005 through December 31, 2006.

     The table below provides information about our owned and operated stations (including stations we operate pursuant to TBAs). Upon completion of the pending sale transaction noted in the table, we will own and operate 60 stations, all which will carry PAX TV, including stations reaching all of the top 20 U.S. markets and 40 of the top 50 markets.

                               Market   Station Call   Broadcast   Total Market TV
     Market Name              Rank(1)     Letters      Channel      Households(2)      JSA Partner(3)
     -----------              -------  ------------   ----------  -----------------    --------------
     New York . . . . . . . . .  1        WPXN          31           7,376,330            NBC
     Los Angeles . . . . . . . . 2        KPXN          30           5,402,260            NBC
     Chicago . . . . . . . . . . 3        WCPX          38           3,399,460            NBC
     Philadelphia . . . . . . .  4        WPPX          61           2,874,330            NBC
     San Francisco . . . . . . . 5        KKPX          65           2,440,920            NBC
     Boston (3 stations) . . . . 6        WBPX          68           2,391,830            --
     Dallas . . . . . . . . . .  7        KPXD          68           2,255,970            NBC
     Washington D.C . . . . . .  8        WPXW          66           2,224,070            NBC
     Washington D.C . . . . . .  8        WWPX          60           2,224,070            NBC
     Atlanta . . . . . . . . . . 9        WPXA          14           2,035,060            Gannett Co., Inc.
     Detroit . . . . . . . . . .10        WPXD          31           1,923,230            --
     Houston . . . . . . . . . .11        KPXB          49           1,848,770            Belo Corp.
     Seattle . . . . . . . . . .12        KWPX          33           1,685,480            Belo Corp.
     Tampa . . . . . . . . . . .13        WXPX          66           1,644,270            Media General, Inc.
     Minneapolis . . . . . . . .14        KPXM          41           1,635,650            Gannett Co., Inc.
     Phoenix . . . . . . . . . .15        KPPX          51           1,561,760            Gannett Co., Inc.
     Cleveland . . . . . . . . .16        WVPX          23           1,542,970            Gannett Co., Inc.
     Miami . . . . . . . . . . .17        WPXM          35           1,510,740            NBC
     Denver . . . . . . . . . . 18        KPXC          59           1,399,100            Gannett Co., Inc.
     Sacramento . . . . . . . . 19        KSPX          29           1,278,430            Hearst-Argyle Television, Inc.
     Orlando . . . . . . . . . .20        WOPX          56           1,263,900            Hearst-ArgyleTelevision, Inc.
     Portland, OR . . . . . . . 24        KPXG          22           1,073,210            Belo Corp.
     Indianapolis . . . . . . . 25        WIPX          63           1,038,370            Dispatch Broadcast Group
     Hartford . . . . . . . . . 27        WHPX          26           1,001,320            NBC
     Raleigh-Durham . . . . . . 29        WFPX          62           947,750              NBC
     Raleigh-Durham . . . . . . 29        WRPX          47           947,750              NBC
     Nashville . . . . . . . .  30        WNPX          28           904,380              --
     Kansas City . . . . . . .  31        KPXE          50           875,090              Scripps Howard Broadcasting Company
     Milwaukee . . . . . . . .  33        WPXE          55           871,490              Journal Broadcast Group, Inc.
     Salt Lake City . . . . . . 36        KUPX          16           786,030              --
     San Antonio . . . . . . .  37        KPXL          26           736,240              Clear Channel Broadcasting, Inc.
     Grand Rapids . . . . . . . 38        WZPX          43           724,290              LIN Television Corp.

     West Palm Beach . . . . . .39        WPXP          67           709,290              Scripps Howard Broadcasting Company
     Birmingham . . . . . . . . 40        WPXH          44           697,570              NBC
     Norfolk . . . . . . . . .  41        WPXV          49           693,660              LIN Television Corp.
     New Orleans(4) (5) . . . . 42        WPXL          49           665,190              Hearst-Argyle Television, Inc.
     Memphis(4) (5) . . . . . . 43        WPXX          50           662,280              Raycom America, Inc.
     Buffalo . . . . . . . . .  44        WPXJ          51           647,920              Gannett Co., Inc.
     Oklahoma City . . . . . .  45        KOPX          62           647,390              The New York Times Company
     Greensboro . . . . . . . . 46        WGPX          16           645,430              Hearst-Argyle Television, Inc.
     Providence . . . . . . . . 48        WPXQ          69           635,610              NBC
     Louisville(4) (6) . . . .  50        WBNA          21           624,470              --
     Jacksonville-Brunswick . . 52        WPXC          21           598,070              Post-Newsweek Stations, Inc.
     Wilkes Barre . . . . . . . 53        WQPX          64           590,100              The New York Times Company
     Albany . . . . . . . . . . 55        WYPX          55           542,670              Hubbard Broadcasting, Inc.
     Tulsa . . . . . . . . . .  60        KTPX          44           505,000              Scripps Howard Broadcasting Company
     Knoxville . . . . . . . .  61        WPXK          54           499,040              Raycom America, Inc.
     Charleston, WV . . . . . . 63        WLPX          29           495,190              --
     Lexington . . . . . . . .  65        WUPX          67           466,980              --
     Roanoke . . . . . . . . .  66        WPXR          38           450,090              Media General, Inc.
     Honolulu . . . . . . . . . 72        KPXO          66           412,190              --
     Des Moines . . . . . . . . 73        KFPX          39           404,580              The New York Times Company
     Syracuse . . . . . . . . . 79        WSPX          56           384,290              Raycom America, Inc.
     Spokane . . . . . . . . .  80        KGPX          34           381,820              KHQ, Incorporated
     Shreveport(7) . . . . . .  81        KPXJ          21           379,880              KTBS, Inc.
     Cedar Rapids . . . . . . . 88        KPXR          48           328,060              --
     Greenville-N. Bern . . .  103        WEPX          38           270,560              --
     Greenville-N. Bern . . . .103        WPXU          35           270,560              --
     Wausau . . . . . . . . .  134        WTPX          46           178,910              --

     ------------------

      (1) Market rank is based on the number of television households in the television market or Designated Market Area, or "DMA," as used by Nielsen, effective as of September 2003.

      (2) Refers to the number of television households in the DMA as estimated by Nielsen, effective as of September 2003.

      (3) Indicates the company with which we have entered into a JSA for the station.

      (4) Station is independently owned and is operated by us under a time brokerage agreement.

      (5) We have the option to acquire the station and the current owner has the right to require us to purchase the station at anytime after January 1, 2005 through December 31, 2006.

      (6) We have a right of first refusal to acquire the station.

      (7) Station is subject to a pending sale transaction.

     Cable and Satellite Distribution. In order to increase the distribution of our programming, we have entered into carriage agreements with the nation's largest cable multiple system operators, as well as with other cable system operators and satellite television providers. These cable and satellite system operators carry our programming on a designated channel of their service. These carriage agreements enable us to reach television households in markets not served by our owned or affiliated stations. Our carriage agreements with cable system operators generally required us to pay an amount based upon television households reached. Our carriage agreements with satellite television providers allow the satellite provider to sell and retain the advertising revenue from a portion of the non-network advertising time during PAX TV programming hours. Some of our carriage agreements with cable operators also provide this form of compensation to the cable operator. We do not pay compensation for reaching households in DMAs already served by our broadcast stations, even though the cable operator may provide our programming to these households because we have exercised our "must carry" rights under the Communications Act. We believe that the ability to view our programming on one of the lower numbered channel positions

(generally below channel 21) on a cable system improves the likelihood that viewers will watch our programming, and we have successfully negotiated favorable channel positions with most of the cable system operators and satellite television providers with whom we have carriage agreements. Through cable and satellite distribution, we reach approximately 17% of U.S. prime time television households in DMAs not already served by a PAX TV station.

     Our PAX TV Affiliated Stations. To increase the distribution of PAX TV, we have entered into affiliation agreements with stations in markets where we do not otherwise own or operate a broadcast station. These stations include full power and low power television stations. Each affiliation agreement gives the particular station the right to broadcast PAX TV programming, or portions of it, in the station's market. Although the majority of the affiliation agreements provide for the distribution of PAX TV prime time entertainment programming, some affiliates do not carry all of our PAX TV prime time entertainment programming. In addition, some affiliates do not air PAX TV programming in the exact time patterns that the programming is broadcast on our network because of issues related to their specific markets. Our affiliation agreements provide us with additional distribution of our PAX TV programming without the expense of acquiring a station or paying compensation to cable system operators in the markets reached. Under our affiliation agreements, we are not required to pay cash compensation to the affiliate, and the affiliate is entitled to sell and retain the revenue from all or a portion of the non-network advertising time during the PAX TV programming hours. We have affiliation agreements with respect to 54 television stations which reach approximately 8% of U.S. prime time television households.

PROGRAMMING

     We operate PAX TV, a network that provides programming seven days per week, 24 hours per day. During our PAX TV entertainment programming hours, which are between 5:00 p.m. and 11:30 p.m., local time, Monday through Friday, and 6:00 p.m. and 11:00 p.m., Saturday and Sunday, we offer entertainment programs that are free of excessive violence, explicit sexual themes and foul language. We produce original shows to air primarily during PAX TV's prime time hours. The balance of our PAX TV entertainment lineup consists of syndicated programs and a limited amount of entertainment and sports programming on a market-by-market basis.

     Since our launch, we have sought to develop our original PAX TV programming, as our operating experience with PAX TV has shown that quality original programs can generate higher ratings and deliver a greater return to us, in terms of advertising revenues, than syndicated programs of comparable cost. In March 2004 we entered into an agreement with NBC under which NBC will consult with us on the development, production and programming of scripted and unscripted television series, games shows and specials. We have developed original entertainment programming for PAX TV at lower costs than those typically incurred by other broadcast networks for original entertainment programming. We have done this by employing cost efficient development and production techniques, such as the development of program concepts without the use of pilots, and by entering into production arrangements with foreign production companies through which we are able to share production costs, gain access to lower cost production labor and participate in tax incentives. In addition, we attempt to pre-sell the foreign and other distribution rights to our original PAX TV programming and thereby recover a significant portion of the program's production costs, while retaining all of the domestic rights. Our agreements for syndicated programming generally entitle us to exclusive nationwide distribution rights over our entire television distribution system for a fixed cost, without regard to the number of households that receive our programming.

     During hours when we are not broadcasting entertainment programming, our stations broadcast long form paid programming, consisting primarily of infomercials, which are shows produced at no cost to us to market and sell products and services through viewer direct response, and paid religious programming. Pursuant to an agreement with The Christian Network, Inc., or CNI, our broadcast stations carry CNI's programming between the hours of 1:00 a.m. and 6:00 a.m., seven days per week. For additional details on our relationship with CNI, see "Certain Relationships and Related Transactions."

     Under many of our JSAs, the JSA partner provides our station with evening local news broadcasts, which we believe enhances our station's appeal to viewers and advertisers. This news programming may be a rebroadcast of the JSA partner's news in a different time slot or a news broadcast produced for PAX TV.

RATINGS
     The advertising revenues from our PAX TV entertainment programming are largely dependent upon the popularity of our programming, in terms of audience ratings, and the attractiveness of our PAX TV viewing audience to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Nielsen, one of the leading providers of national audience measuring services, has grouped all television stations in the country into approximately 210 DMAs that are ranked in size according to the number of television households, and periodically publishes data on estimated audiences for the television stations in the various DMAs. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "Rating") and of the percentage of the audience actually watching television (the station's "Share"). Nielsen provides this data on the basis of total television households and selected demographic groupings in the DMA.

     Some viewer demographic groups are more attractive to advertisers than others, such as adults of working age who typically have greater purchasing power than other viewer demographic groups. Many products and services are targeted to consumers with specific demographic characteristics, and a viewer demographic group containing a concentration of these types of consumers generally will be more attractive to advertisers. Based on our experiences with PAX TV, advertisers often will pay higher rates to advertise during programming that reaches demographic groups that are targeted by that advertiser. A significant component of our entertainment programming strategy is to develop and air programming that will increase PAX TV's ratings among certain demographic groups, including the group consisting of women from ages 25-54.

ADVERTISING

     We offer advertisers the opportunity to reach PAX TV's nationwide viewing audience with a single commercial, which we refer to as network advertising, and to target specific geographical markets airing our programming, which we refer to as local and national advertising.

     We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network spot advertising is sold under advance, or "upfront," commitments to purchase advertising time, which are obtained before the beginning of our PAX TV entertainment programming season. NBC serves as our exclusive sales representative to sell most of our network spot advertising. Network spot advertising represented approximately 33% of our revenue during the year ended December 31, 2002 and 21% of our revenue during the year ended December 31, 2003. The central programming signal through which we supply our programming to our stations and to cable and satellite viewers includes advertising, generally of a direct response nature, which reaches our cable and satellite viewers (during both PAX TV entertainment programming and other viewing hours) in markets not served by our stations during time that is otherwise allocated to station spot advertising, and which reaches viewers in local markets during unsold station spot advertising time. We include the revenue from this advertising in our network advertising revenues.

     We also sell commercial air time to local and national advertisers who want to reach our viewing audience in specific geographic markets in which we operate. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. NBC provides national advertising sales services for a majority of our stations. In markets in which our stations are operating under JSAs, our JSA partner serves as our exclusive sales representative to sell our local station advertising. For stations for which NBC does not provide national account representation, our JSA partner performs this function. Our local sales force sells this advertising in markets without JSAs. Our station advertising represented approximately 35% of our revenue during the year ended December 31, 2002 and 38% of our revenue during the year ended December 31, 2003 (including 15% and 21%, respectively, of our revenue during such year which was derived from local and national long form paid programming).

     Our advertising rates are typically negotiated and based upon:

       o economic and market conditions;

       o the size of the market in which a station operates;

       o a program's popularity among the viewers that an advertiser wishes to attract;

       o the number of advertisers competing for a time slot;

       o the availability of alternative advertising media in the market area;

       o the demographic composition of the market served by the station;

       o development of projects, features and programs that tie advertiser messages to programming; and

       o quarterly "sweeps" performance ratings which measure household tuning and demographic audience estimates in all 210 Nielsen TV markets.

     We also sell long form paid programming, consisting primarily of infomercials. This programming may appear on our entire PAX TV network or it may be aired only in specific markets. Network and regional paid programming time is sold by our national long form sales team. Local paid programming may be sold by our national sales team or by the local sales team at each station.

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

     Series B Preferred Stock. Under the investment agreement, a wholly-owned subsidiary of NBC acquired $415 million aggregate liquidation preference of our Series B preferred stock. This security accrues cumulative dividends at an annual rate of 8% and is convertible, subject to adjustment under the terms of the Series B preferred stock, into 31,896,032 shares of our Class A common stock at an initial conversion price of $13.01 per share ($17.48 per share as of December 31, 2003). On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock will be adjusted to a market rate, determined by a nationally recognized independent investment firm chosen by us, at which the Series B preferred stock would trade at its liquidation preference. The shares of Series B preferred stock are exchangeable, in whole or in part, at the option of the holders, into convertible debentures ranking on a parity with our other subordinated indebtedness subject, with respect to any exchange before January 1, 2007, to the exchange being permitted under the terms of our debt and preferred stock instruments. The maturity date of the convertible debentures into which the shares of Series B preferred stock are exchangeable is December 31, 2009.

     Warrant A and Warrant B. A wholly-owned subsidiary of NBC also acquired a warrant ("Warrant A") to purchase up to 13,065,507 shares of Class A common stock at an exercise price of $12.60 per share, and a warrant ("Warrant B") to purchase from us up to 18,966,620 shares of Class A common stock at an exercise price equal to the average of the closing sale prices of the Class A common stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date, provided that the average price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price. The warrants are exercisable until September 2009, subject to various conditions and limitations. In addition:

       o Warrant B may not be exercised before the exercise in full of Warrant A; and

       o Warrant B may not be exercised to the extent that, after giving effect to the exercise, Mr. Paxson would no longer constitute our "single majority stockholder" unless Warrant B is exercised in full and at the same time NBC exercises its right to purchase all the shares of our Class B common stock held by Mr. Paxson.

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

     These shares of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders and are convertible into an equal number of shares of Class A common stock. The purchase price per share of Class B common stock is equal to the higher of:

       o the average of the closing sale prices of the Class A common stock for the 45 consecutive trading days ending on the trading day immediately preceding the exercise of NBC's call right, provided that the average price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale prices; and

       o $20.00 per share.

     The owners of the shares that are subject to the call right have agreed not to transfer those shares before September 15, 2005, and not to convert those shares into any of our other securities, including shares of Class A common stock. NBC's exercise of the call right is subject to compliance with applicable provisions of the Communications Act and the rules and regulations of the FCC.

     Optional Redemption by NBC. On November 13, 2003, NBC notified us that it was exercising its right under its investment agreement with us to demand that we redeem or arrange for a third party to acquire (the "Redemption"), by payment in cash, all 41,500 outstanding shares of our Series B Convertible Exchangeable Preferred Stock held by NBC. The aggregate redemption price payable in respect of the 41,500 preferred shares, including accrued dividends thereon, was approximately $557.5 million as of December 31, 2003.

     We will have up to one year after November 13, 2003 to consummate the Redemption. If at any time during the one year redemption period, the terms of our outstanding debt and preferred stock do not prohibit the Redemption and we have sufficient funds on hand to consummate the Redemption, we must consummate the Redemption at that time. NBC may not exercise Warrant A and Warrant B (which represent the right to purchase an aggregate of 32,032,127 shares of our Class A common stock) or its right to purchase shares of Class B common stock beneficially owned by Lowell W. Paxson, our Chairman of the Board and Chief Executive Officer, during the one year redemption period.

     If we do not effect the Redemption within one year after November 13, 2003, NBC will again be permitted to exercise Warrant A and Warrant B and its right to acquire Mr. Paxson's Class B common stock, and generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, the contractual rights with respect to the NBC investment agreement and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson's Class B common stock will expire, to the extent unexercised, 30 days after any such transfer. If NBC transfers any of our securities or its right to acquire Mr. Paxson's Class B common stock, the transferee will remain subject to the terms and conditions of such securities, including those limitations on exercise described above.

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

     Should we fail to effect a Default Redemption within 180 days after NBC has exercised its right to require us to redeem its securities, NBC will have 180 days within which to exercise Warrant A and Warrant B and its right to acquire Mr. Paxson's Class B common stock, and generally will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, the contractual rights described below, and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson's Class B common stock shall expire, to the extent unexercised, 30 days after any such transfer. If NBC does not effect any of these transactions within the 180 day period, we will have the right, for 30 days, to redeem NBC's securities. If we do not effect a redemption during this period, NBC will have the right to require us to effect, at our option, either a public sale or a liquidation of our company and may participate as a bidder in any such transaction. If the highest bid in any public sale of our company would be insufficient to pay NBC the redemption price of its securities, NBC will have a right of first refusal to purchase our company for the highest bid amount. If the highest bid in any public sale would be sufficient to pay NBC the redemption price of its securities, the investment agreement requires us to accept the bid. NBC will not be permitted to exercise Warrant A, Warrant B or its right to acquire Mr. Paxson's Class B common stock during the public sale or liquidation process.

     Inability to Effect a Redemption Requested by NBC. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. Were NBC to exercise its right to demand that we redeem its Series B preferred stock, in order to be able to do so we would need not only to raise sufficient cash to fund payment of the redemption price, but also to obtain the consents of the holders of our outstanding debt and preferred stock or repay, redeem or refinance these securities in a manner that obviated the need to obtain the consents of the holders. Alternatively, we would need to identify a third party willing to purchase NBC's Series B preferred stock directly from NBC or to enter into a merger, acquisition or other transaction with us as a result of which NBC's Series B preferred stock would be redeemed or acquired.

     Optional Redemption by the Company. Beginning on September 15, 2004, we have the right, at any time, to redeem any or all of our outstanding Series B preferred stock at a redemption price per share equal to the higher of (i) the liquidation preference of $10,000 per share plus accrued and unpaid dividends, and (ii) the product of 80% of the average of the closing sale prices of the Class A common stock for the ten consecutive trading days ending on the trading day immediately preceding our notice to NBC exercising the optional redemption, and the number of shares of Class A common stock into which a share of Series B preferred stock is convertible (approximately 768.58 shares of Class A common stock as of December 31, 2003).

     If we elect to redeem a portion of our outstanding Series B preferred stock, we are required to declare and pay, in full, all of the accumulated and unpaid dividends on the Series B preferred stock. As of December 31, 2003, accumulated and unpaid dividends on the Series B preferred stock aggregated approximately $142.5 million.

     Consent Rights. The investment agreement also provides that we must obtain the consent of NBC for various actions, including:

       o approval of annual budgets;

       o expenditures materially in excess of budgeted amounts;

       o material acquisitions of programming;

       o material amendments to our certificate of incorporation or bylaws;

       o material asset sales or purchases, including, in some cases, sales of our television stations;

       o business combinations where we would not be the surviving corporation or as a result of which we would experience a change of control;

       o issuances or sales of any capital stock, with some exceptions;

       o certain affiliate transactions;

       o stock splits or recombinations;

       o any increase in the size of our board of directors other than any increase resulting from provisions of our outstanding preferred stock of up to two additional directors; and

       o joint sales, joint services, time brokerage, local marketing or similar agreements as a result of which our stations with national household coverage of 20% or more would be subject to those agreements.

     Miscellaneous Rights. In connection with its investment in us, we also granted NBC various rights with respect to our broadcast television operations, including:

       o the right to require the conversion of our television stations to NBC network affiliates, subject to various conditions;

       o a right of first refusal on proposed sales of television stations; and

       o the right to require our television stations to carry NBC network programming that is preempted by NBC network affiliates.

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

     Registration Rights. We also granted NBC demand and piggyback registration rights with respect to the shares of Class A common stock issuable upon:

     o conversion of the Series B preferred stock;

     o conversion of the debentures for which the Series B preferred stock is exchangeable;

     o exercise of the warrants; or

     o conversion of the Class B common stock.

     Operational Arrangements. In connection with these transactions, we entered into a number of business arrangements with NBC. As part of these arrangements and our relationship with NBC:

     o NBC provides network advertising sales, marketing and network research services for PAX TV;

     o NBC provides national advertising sales services for a majority of our stations; and

     o NBC has provided some of its programming, including movies and sporting events, for broadcast on PAX TV.

     We have entered into JSAs with NBC with respect to 14 of our stations serving 12 markets also served by an NBC owned and operated station, and with 28 independently owned NBC affiliated stations serving our markets. Under the JSAs, the NBC stations sell all non-network advertising of our stations and receive commission compensation for those sales, and each of our stations may carry one hour per day of NBC syndicated programming, subject to compliance with our entertainment programming content standards.

     Arbitration and FCC Proceedings. In December 2001, we commenced a binding arbitration proceeding against NBC in which we asserted that NBC breached its agreements with us and breached its fiduciary duty to us and to our shareholders. We asserted that NBC's proposed acquisition of Telemundo Communications Group, Inc. ("Telemundo Group") (which was completed in April
2002) violates the terms of the agreements governing the investment and partnership between us and NBC. In September 2002, the arbitrator ruled against us on all of our claims, denying us any of the relief we had sought with respect to what we believed to be NBC's wrongful actions. Accordingly, the provisions of our agreements with NBC remain in effect without change.

     We also made two filings with the FCC, one of which requested a declaratory ruling as to whether conduct by NBC, including NBC's influence and apparent control over certain members of our board of directors selected by NBC (all of whom have since resigned from our board), caused NBC to have an attributable interest in us in violation of FCC rules or infringed upon our rights as an FCC license holder. The second FCC filing sought to deny FCC approval of NBC's acquisition of the Telemundo Group's television stations. In an opinion and order adopted April 9, 2002, the FCC granted approval of NBC's applications for consent to the transfer to NBC of control of the Telemundo Group television stations, denied our petition to deny these applications, and granted in part and denied in part our request for a declaratory ruling. The FCC found that the placement of NBC employees on our board and the subsequent actions of these persons in their capacity as our directors, including a finding that one such director was protecting NBC's interests and not acting as an independent member of our board, resulted in NBC having an attributable interest in us in violation of the FCC's multiple ownership rules. The FCC determined that admonishment was the appropriate remedy and further inquiry was not necessary. The FCC further indicated that should NBC choose to exercise its rights to nominate new members of our board of directors, the FCC would require that such persons not be NBC employees or agents but persons who would reasonably be expected to act independently in all future matters concerning our company.

COMPETITION

     We compete for audience and advertisers and our television stations are located in highly competitive markets and face strong competition on all levels.

     Audience. Television stations compete for audience share principally on the basis of program popularity, as measured and reported by Nielsen Media Research, the primary audience measurement service used for buying and selling advertising time. Audience size, as reflected by Nielsen ratings, has a direct effect on advertising rates. Our PAX TV programming competes for audience share in all of our markets with the programming offered by other broadcast networks, local and national cable networks and non-network affiliated television stations. We believe our stations also compete for audience share in their respective markets on the basis of their channel positions on the cable systems which carry our programming, and that the ability to view our programming on the lower numbered channel positions (generally below channel 21) generally improves the likelihood that viewers will watch our programming.

     Our stations also compete for audience share with other forms of entertainment programming, including home entertainment systems and direct broadcasting satellite video distribution services which transmit programming directly to homes equipped with special receiving antennas and tuners. Further advances in technology may increase competition for household audiences.

     Advertising. PAX TV competes for advertising revenues principally with other broadcast and cable television networks and to some degree with other nationally distributed advertising media, such as print publications. During the annual "up front" process, broadcast and cable networks and nationally syndicated program suppliers seek to obtain advance commitments from advertisers to purchase commercial air time, and competition occurs principally on the basis of the advertisers' perception of the anticipated popularity (i.e., ratings) of programming for the upcoming broadcast season, the demographic groups to which the programming is expected to appeal, and the anticipated economics of supply and demand for advertising time during the course of the new season, also known as the "scatter" market.

     Our television stations also compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars at the television station level occurs primarily within individual markets. Some national advertisers may be more interested in buying groups or markets, either on a regional basis that align to products' distribution patterns, or among larger markets, such as the top 50, as those markets represent approximately two-thirds of the nation's television households. We believe owning and operating stations located primarily in the top 50 markets is more attractive to national advertisers with broad-based distribution of products and services. Generally, a television station in one market does not compete with stations in other market areas.

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

      Under the FCC's "single majority shareholder" exception, the FCC generally does not treat any minority voting shareholder as attributable if one person or entity (such as Mr. Paxson in the case of our company) holds more than 50% of the combined voting power of the common stock of a company holding or controlling broadcast licenses. The FCC currently is considering whether to retain, modify, or eliminate this exception in a pending rulemaking proceeding. We cannot predict at this time the rules that the FCC may adopt or how the new rules might affect the single majority shareholder exception as it applies to the ownership of television stations.

      The FCC treats as attributable debt and equity interests that, when combined, exceed 33% of a station licensee's total assets, which is defined as the total amount of debt and equity capital, if the party holding the equity and debt interests (1) supplies more than 15% of the station's total weekly programming or (2) has an attributable interest in another media entity, whether television, radio or newspaper, in the same market. Non-voting equity, loans, and insulated interests count toward the 33% equity/debt threshold. Non-conforming interests acquired before November 7, 1996, are permanently grandfathered for purposes of the equity/debt rules and thus do not constitute attributable ownership interests.

     Television National Ownership Rule. On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties have asked the FCC to reconsider portions of its decision and other parties have sought judicial review. On September 3, 2003, the U. S. Court of Appeals for the Third Circuit issued an order staying the effectiveness of the new media ownership rules pending its review of the FCC's action. Argument on the merits of the underlying appeal of the FCC's order was held on February 11, 2004. Further, legislation regarding indecent broadcasts has recently been passed by the House of Representatives. The bill on indecent broadcasts that has been introduced in the Senate would also result in the suspension of the effectiveness of the FCC's newly adopted ownership rule changes for a period of one year, with the prior rules remaining in effect during the one year period. The legislation would require the United States General Accounting Office to conduct a study during that one year period to determine whether any relationship exists between the horizontal and vertical consolidation of media companies and the number of violations (and complaints regarding violations) of indecency prohibitions under applicable laws and regulations.

     Among other things, the FCC's new rules would have increased the percentage of the nation's television households that may be served by television broadcast stations in which the same person or entity has an attributable interest from 35% to 45% of national television households. The Consolidated Appropriations Act of 2004, which became law on January 23, 2004, directed the FCC to increase this percentage to 39% of national television households and allows an entity that acquires licensees in excess of 39% two years to come into compliance with the new cap. The enactment of the 39% cap mooted the FCC's proposed 45% cap. The Third Circuit has not ruled on whether the Consolidated Appropriations Act of 2004 mooted any other issues before it. This act also provides that the FCC shall conduct a quadrennial, rather than biennial, review of its ownership rules. The new rules also relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, these new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations, or newspapers.

     In assessing compliance with the national ownership caps, the FCC counts each UHF station as serving only half of the television households in its market. This "UHF Discount" is intended to take into account that UHF stations historically have provided less effective coverage of their markets than VHF stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet the old 35% national coverage cap, the 45% cap that was proposed by the FCC or the 39% cap that is now in effect under the recently enacted Consolidated Appropriations Act of 2004. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF Discount will "sunset"--i.e., expire--for the top four broadcast networks (ABC, NBC, CBS, and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future review (as noted above, the FCC is required to conduct such reviews on a quadrennial basis under the Consolidated Appropriations Act of 2004) whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations.

      Since the FCC's adoption of the new rules, in addition to the legislation enacting the 39% cap, separate legislation has been introduced in Congress to prohibit the application of the UHF Discount to UHF stations sold after June 2, 2003, to sunset the UHF Discount in 2008 for all UHF stations, to prohibit the cross ownership of newspapers and television stations in the same market and to nullify in their entirety the rule changes adopted by the FCC. Further, several parties have filed petitions urging the FCC to eliminate the UHF Discount altogether. On February 19, 2004, the FCC announced that it is seeking public comment regarding the effect of the Consolidated Appropriations Act of 2004 on the FCC's authority to modify or eliminate the UHF Discount.

      Television Duopoly Rule. The FCC's television duopoly rule permits a party to own two television stations without regard to signal contour overlap if each station is located in a separate designated market area, or DMA. A party may own two television stations in the same DMA so long as (1) at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and (2) at least one of the two stations is not among the four top-ranked stations in the market based on audience share. Without regard to the number of independently owned television stations or "media voices," the FCC permits television duopolies within the same DMA so long as the stations' Grade B service contours do not overlap. Satellite stations that are authorized to rebroadcast the programming of a "parent" station located in the same DMA are also exempt from the duopoly rule. On April 2, 2002, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC's decision establishing an eight "media voice" standard for same-market television duopolies. The court remanded the proceeding to the FCC to consider whether it should include in its definition of "media voices" other media (i.e., newspapers, radio, and cable). The court also suggested that, on remand, the FCC may decide to adjust the numerical limit of eight.

      On June 2, 2003 the FCC adopted new rules governing, among other things, the number of television stations a party may own in the same DMA. Under the new rules, a party would be permitted to have an attributable interest in up to two television stations in the same DMA, provided there were between five and 17 television stations in the DMA and provided that only one of the duopoly stations was among the top four television stations in the market in terms of audience share. Duopolies would not be permitted in markets with fewer than five television stations. In markets with 18 or more television stations, a party would be permitted to own up to three television stations in a DMA, only one of which may be among the top four in terms of audience share. The new rules would also eliminate the contour overlap rule for television. The "media voice" test would be eliminated and the number of television stations in a market would be calculated by counting all full-power commercial and noncommercial television stations located within a given DMA. Neither cable channels, Class A television stations, low power television stations, television translator stations nor dark or non-operational stations would be included in the count. Satellite television stations would also be excluded from the count, if the parent and satellite station were located within the same DMA.

      The effectiveness of these new rules has been stayed by the order of the U.S. Court of Appeals for the Third Circuit described above.

      Television/Newspaper Radio/Television Cross Ownership. On June 2, 2003, the FCC removed the newspaper-broadcast and radio-television cross-ownership prohibitions and replaced them with a new set of "cross-media limits." The FCC continued, however, to prohibit common ownership of daily newspapers and broadcast stations, and television/radio combinations in markets with three or fewer television stations. In markets having between four and eight television stations, the new rules would limit ownership to one of the following combinations: (1) a daily newspaper, one television station and up to half of the radio station limit for the market; (2) a daily newspaper, no television station and up to the radio station limit for the market; or (3) two television stations (if allowable under the new rules), no daily newspaper, and up to the radio station limit for the market. In markets having nine or more television stations the cross-media limits would be eliminated completely and only the new local television and local radio ownership rules would apply. Under the new rules, noncommercial television stations would be included in the station count.

      The effectiveness of these new rules has been stayed by the order of the U.S. Court of Appeals for the Third Circuit described above.

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

      A joint sales agreement, or "JSA," is an arrangement by which a brokering station provides advertising sales services, but not programming, for another station in the market. In its June 2, 2003 decision, the FCC stated that it intends in the future to begin a rule making proceeding to consider whether to treat a television licensee's JSA to sell the advertising time of another television station in the same market as the equivalent of ownership of that station for purposes of the FCC's local television ownership rules. The FCC may adopt rules affecting these arrangements that could adversely affect our current station operations under existing JSAs. We cannot predict what rules the FCC will adopt or what effect any new rules are likely to have.

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

      Dual Network Rule. FCC rules permit the combination of television broadcast networks, except for a combination of any two of the four major networks (ABC, CBS, Fox or NBC). The FCC retained the current rule in its June 2, 2003 report and order.

      Programming and Operation. The Communications Act requires broadcasters to present programming that responds to community problems, needs and interests and to maintain records demonstrating its responsiveness. Stations also must follow rules that regulate, among other things, obscene and indecent broadcasts, sponsorship identification, the advertising of contests and lotteries and technical operations, including limits on radio frequency radiation.

      The FCC's rules limit the amount of advertising in television programming designed for children 12 years of age and under. The FCC effectively requires that television broadcast stations air specified amounts of programming during specified time periods that serve the educational and informational needs of children 16 years of age and under.

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

      In March 2002, Congress enacted the Bipartisan Campaign Reform Act of 2002 ("BCRA") (also known as the McCain-Feingold campaign finance bill). In December 2003, the U.S. Supreme Court upheld the BCRA, including provisions which affect broadcasters. The BCRA modifies the regulation of certain aspects of political campaign fundraising and expenditures, and imposes new restrictions on the broadcast of "issue advertisements." In addition, Congress previously has considered and may in the future consider amending the political advertising laws by changing the statutory definition of "lowest unit charge" in a manner which would require television stations to sell time to federal political candidates at lower rates. We are unable to predict whether additional changes to the political broadcasting laws will be enacted, or what effect, if any, these changes might have upon our business.

      Equal Employment Opportunity Requirements. Existing FCC rules require all broadcast station employment units with five or more full-time employees to comply with certain general and specific recruitment, outreach, and reporting requirements. All broadcast licensees must refrain from engaging in employment discrimination based on race, color, religion, national origin or sex (with a limited exception for religious broadcasters). The FCC is considering applying these rules to part-time positions.

      Cable "Must Carry"/Retransmission Consent Regulations. Under the Communications Act, every local commercial television broadcast station must elect once every three years to require a cable system to carry the station subject to certain exceptions, or to negotiate for retransmission consent to carry the station. A station's "must carry" rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on the station, and the quality of the station's signal at the cable system's headend. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the cable system consent to retransmit the broadcast signal for a fee or other consideration. Our television stations have generally elected the "must carry" alternative. Our elections of retransmission or "must carry" status will continue until the next election period, which commences on January 1, 2006.

      In an ongoing rulemaking proceeding, the FCC is considering rules to govern the obligations of cable television systems to carry the analog and digital television signals of local television stations or to obtain retransmission consent to carry those signals during and following the transition from analog to digital broadcasting. In an initial order in the proceeding, the FCC tentatively concluded that broadcasters would not be entitled to mandatory carriage of both their analog and digital signals and that broadcasters with multiple digital video programming streams would be required to designate a single, primary video stream eligible for mandatory carriage. Alternatively, television licensees may negotiate with cable television systems for carriage of their digital signal in addition to their analog signal under retransmission consent.

      Under retransmission consent agreements, some of our television stations are also carried as distant signals on cable systems that are located outside of those stations' markets. Cable systems generally must remit a compulsory license royalty fee to the United States Copyright Office to carry television stations in distant markets. We have filed a request with the Copyright Office to change our stations' status under the compulsory license from "independent" to "network" signals. If the Copyright Office grants our request, certain cable systems may transmit our stations at reduced royalty rates.

We cannot determine when the Copyright Office will act on this request, or whether we will receive a favorable ruling.

      Satellite Carriage of Television Broadcast Signals. Under the Satellite Home Viewer Improvement Act of 1999, which we refer to as SHVIA, a satellite carrier must obtain retransmission consent before carrying a television station, and a satellite carrier delivering the signal of any local television station is required to carry all television stations licensed to the carried station's DMA. The SHVIA will expire at the end of 2004. Legislation introduced in January 2004 proposes to extend the SHVIA for an additional five years. The FCC rules implementing SHVIA are similar to the must-carry and retransmission consent rules that apply to cable television systems. Our PAX TV signal currently is carried on satellite systems under agreements we negotiated with the satellite television providers, which allow the satellite provider to sell and retain the advertising revenues from a portion of the non-network advertising time during PAX TV programming hours and which require the carriage of some of our television stations in certain circumstances.

      Digital Television Service. The FCC has adopted rules for the implementation of digital television, or DTV, service, a technology which is intended to improve the quality of television broadcast signals. The FCC allotted a second channel for DTV operations to each broadcaster who held a license or a construction permit for a full service television station on April 3, 1997. Each such licensee and permittee must return one of its two channels at the end of the DTV transition period currently scheduled to end on December 31, 2006. The transition period could be extended in certain areas depending generally on the level of DTV market penetration or if the FCC or Congress changes the schedule. Except for certain stations operating analog facilities in the 700 MHz spectrum band that have been allotted a digital channel in the 700 MHz spectrum band, the FCC has established a schedule by which broadcasters must begin DTV service absent extenuating circumstances that may affect individual stations.

      Under the FCC's digital television transition rules a station will be in compliance with its build-out requirement, without constructing the full authorized facilities, so long as, by May 1, 2002, it constructed digital facilities capable of serving its community of license with a signal of requisite strength. The date by which digital facilities replicating a station's analog service area must be constructed will be set by the FCC at a later date. The FCC, by order released September 17, 2001, authorized analog stations operating in the 700 MHz spectrum band that have entered into voluntary agreements with future users of the 700 MHz spectrum resulting in the surrender of the analog 700 MHz channel to continue broadcasting their analog signal on the channel assigned for digital service and to delay the institution of digital service until December 31, 2005, or later than December 31, 2005 if it can be demonstrated that less than 70% of the television households in the station's market are capable of receiving digital broadcast signals. Broadcasters given a digital channel allocation within the 700 MHz band may forego the use of that channel for digital service until December 31, 2005, or later than December 31, 2005, if it can be demonstrated that less than 70% of the television households in the station's market are capable of receiving digital broadcast signals. Broadcasters left with a single-channel allotment as a result of clearing the 700 MHz spectrum band will retain the interference protection associated with their digital television channel allotment for a period of 31 months after beginning to transmit in digital.

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

      Proposed Changes. Congress and the FCC have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operation, ownership and profitability of our company and our television broadcast stations. We cannot predict what other matters may be considered in the future, nor can we judge in advance what effect, if any, the implementation of any of these proposals or changes might have on our business.

EMPLOYEES

     As of December 31, 2003, we had 461 full-time employees and 39 part-time employees. None of our employees are represented by labor unions. We consider our relations with our employees to be good.

SEASONALITY

     Seasonal revenue fluctuations are common within the television broadcasting industry and result primarily from fluctuations in advertising expenditures. We believe that generally television advertisers spend relatively more for spot advertising in the second and fourth calendar quarters of each year, spend relatively less for spot advertising during the first calendar quarter and spend the least for spot advertising in the third calendar quarter. We believe that generally television advertisers spend relatively more for long form paid programming in the first and fourth calendar quarters of each year, spend relatively less for long form paid programming in the second calendar quarter and spend the least for long form paid programming in the third calendar quarter.

TRADEMARKS AND SERVICE MARKS

     We have 19 registered trademarks and service marks (13 in the United States and 6 in Mexico) and pending applications for registration of another 38 trademarks and service marks (30 in the United States, 3 in Canada and 5 in Mexico). We do not own any patents or have any pending patent applications.

AVAILABLE INFORMATION

     Our internet website address is "www.pax.tv". We make available free of charge through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Prior to March 3, 2003, we made these reports and amendments available through a third party provider which, under certain circumstances, charged a fee for access to those reports and amendments.

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

We have a high level of indebtedness and are subject to restrictions imposed by the terms of our indebtedness and preferred stock.

     We are highly leveraged. As of December 31, 2003 we had total indebtedness of $925.6 million, approximately $336.1 million of which would have been senior secured indebtedness, and redeemable preferred stock with an aggregate redemption value of approximately $1.1 billion (approximately
$968.2 million of which would have been exchangeable, under certain circumstances, into senior subordinated indebtedness). We may incur limited amounts of additional indebtedness to finance capital expenditures and for certain other corporate purposes. Our ability to incur indebtedness will be subject to restrictions in the terms of the indentures governing our senior secured notes and our senior subordinated notes, as well as the terms of our outstanding preferred stock. The level of our indebtedness and redeemable preferred stock has important consequences to us, including that most of our cash flow from operations must be dedicated to debt service and will not be available for other purposes. Many of our competitors currently operate on a less leveraged basis and may have significantly greater operating and financing flexibility than us. The indentures and the preferred stock contain covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Currently, these covenants prevent us from incurring additional indebtedness other than limited amounts of certain types of permitted indebtedness (e.g., purchase money indebtedness), although certain refinancings of existing debt are permitted. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. If we were unable to service our indebtedness or satisfy our dividend or redemption obligations with respect to our outstanding preferred stock, we would be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There is no assurance that any of these strategies could be effected on satisfactory terms, if at all.

We have a history of operating losses and negative cash flow and we may not become profitable in the future.

     We have incurred losses from continuing operations in each fiscal year since our inception. As a result of these net losses, for the years ended December 31, 2003, 2002 and 2001, our earnings were insufficient to cover our combined fixed charges and preferred stock dividend requirements by approximately $139.8 million, $255.5 million and $342.2 million, respectively. We expect to continue to experience net losses in the foreseeable future, principally due to interest charges on outstanding debt (and the debentures into which our outstanding preferred stock can be exchanged, if issued), dividends on outstanding preferred stock, and non-cash charges for depreciation and amortization expense related to fixed assets. Future net losses could be greater than those we have experienced in the past.

     Our cash flow from operations has been insufficient to cover our operating expenses, debt service requirements and other cash commitments in each of our last five fiscal years. We have financed our operating cash requirements, as well as our capital needs, during these periods with the proceeds of asset sales and financing activities, including the issuance of preferred stock and additional borrowings. We may not be able to generate sufficient operating cash flow in the future to pay our debt service and preferred stock dividend requirements and may not be able to obtain sufficient additional financing to meet such requirements on terms acceptable to us, or at all.

     We believe that absent significant improvement in our ratings and revenues, our business operations are unlikely to provide sufficient cash flow to support our debt service and preferred stock dividend requirements. We have engaged Bear, Stearns & Co. Inc. and Citigroup Global Markets Inc. to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. These strategic alternatives may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities. See "Forward-Looking Statements and Associated Risks and Uncertainties--The outcome of our exploration of strategic alternatives is uncertain."

PAX TV may not be successful as a broadcast television network.

     We launched our PAX TV entertainment programming on August 31, 1998, and are now in our sixth network broadcasting season. Our own experiences, as well as the experiences of other new broadcast television networks during the past decade, indicate that it requires a substantial period of time and the commitment of significant financial, managerial and other resources to gain market acceptance of a new television network by viewing audiences and advertisers to a sufficient degree that the new network can attain profitability. Although we believe that our approach is unique among broadcast television networks, in that we own and operate stations reaching most of the television households that can receive PAX TV, our business model is unproven and to date has not been successful. In January 2003, we significantly reduced the number of entertainment programming hours per week on PAX TV and began airing long form paid programming during these hours. PAX TV may not gain sufficient market acceptance to be profitable or otherwise be successful.

If the audience ratings of our entertainment programming were to continue to decline, or the rates at which we are able to sell long form paid programming were to decline, our advertising revenue could decrease.

     Advertising revenues constitute substantially all of our operating revenues. Our ability to generate advertising revenues depends upon our ability to sell our inventory of air time for long form paid programming at acceptable rates and, with respect to entertainment programming, to provide programming which attracts sufficient numbers of viewers in desirable demographic groups to generate audience ratings that advertisers will find attractive. Long form paid programming rates are dependent upon a number of factors, including our available inventory of air time, the viewing public's interest in the products and services being marketed through long form paid programming, and economic conditions generally. Our revenues from the sale of air time for long form paid programming may decline. Our entertainment programming has not attracted sufficient targeted viewership or achieved sufficiently favorable ratings to enable us to generate enough advertising revenues to be profitable. Our ratings have declined since we increased the amount of long form paid programming on PAX TV in January 2003. Our ratings may continue to decline, which would adversely affect that portion of our advertising revenues derived from the sale of commercial spots during our entertainment programming. We incur production, talent and other ancillary costs to produce original entertainment programs. Our original entertainment programming may not generate advertising revenues in excess of our programming and other costs.

We may lose a portion of the PAX TV network's distribution platform.

     A number of our carriage agreements in markets where we do not own a television station place restrictions on the type of programming that we may broadcast on the local cable system. In certain cases, local cable operators have notified us that we are exceeding the number of hours of infomercial programming that we may broadcast on the operator's system. We are currently in discussions with these local cable operators to remove the restrictions. If we are unsuccessful in negotiating the elimination of these restrictions, we may be required to distribute additional entertainment programming over these cable systems in order to remain in compliance with our carriage agreements, or face the possibility of termination of these carriage agreements. We believe that we have the ability to provide additional entertainment programming to these systems at a negligible cost. Our revenues could decrease, however, if we were required to replace infomercials with additional entertainment programming.

The results of operations of our stations which operate under joint sales agreements substantially depend on the performance of our JSA partners.

     The performance of our stations operating under JSAs depends to a substantial degree on the performance of our JSA partners, over which we have no control. In addition, if we elect to terminate a JSA in a particular market, we may incur significant costs to transfer the JSA to another broadcast television station operator or to resume operating the station ourselves.

If advertisers have to pay higher residual payments to the members of the actors' guilds that they use in spot advertisements on our network, advertisers may reduce or discontinue their advertising on our network.

     Approximately 33% of our 2002 revenues and 21% of our 2003 revenues were derived from network commercial spot advertisements aired on PAX TV. We believe substantially all of our network spot advertisements were produced by advertisers or their advertising agencies using performers who are members of the Screen Actors Guild and the American Federation of Television and Radio Artists. When commercials are aired on broadcast and cable television networks, the performers are entitled to residual payments from the advertisers, which are determined under collective bargaining agreements between the guilds and the advertising community. Under the current guild agreements, the residual payments required to be paid by advertisers in connection with advertisements aired on cable networks are substantially lower than the residuals required to be paid in connection with advertising aired on broadcast networks. To date, we believe that a substantial portion of the network spot advertising time on PAX TV was purchased by advertisers under the assumption that the residual payment obligations incurred in connection with airing these spots were to be calculated under the rates applicable to cable networks, not those applicable to other broadcast networks. The current guild agreements include provisions establishing residual rates that are applicable to network advertisements aired on PAX TV and that are substantially lower than the rates applicable to broadcast networks but still higher, in most circumstances, than the rates applicable to cable networks. As a result of this development, some advertisers have informed us that our network advertising spots are no longer as attractive as those of cable networks because of the relatively higher residual payments applicable to PAX TV. Because of these higher residual payments, some advertisers may be unwilling to purchase advertising time on PAX TV unless we lower our rates or otherwise provide financial compensation to them. We are unable to predict the magnitude of the effect of this development on our network spot advertising revenues.

Change of Control.

     In the event of a "change of control" (as defined in the indentures governing our outstanding senior secured notes and senior subordinated notes), we will be required to offer to purchase all of the outstanding notes at a price equal to 101% (or 100% in the case of the senior secured notes, with respect to any change of control occurring on or after January 15, 2006) of the principal amount or accreted value, as the case may be, thereof. In the event of a "change of control" (as defined with respect to our outstanding preferred stock), we will be required to offer to purchase all of the shares of these preferred stocks then outstanding at 101% (100% for the Series A preferred stock) of the then effective liquidation preference thereof, plus accumulated and unpaid dividends. Generally, under these instruments a change of control will be deemed to have occurred if any person, other than Mr.Paxson and his affiliates or, with respect to the senior secured notes and senior subordinated notes, NBC and its affiliates, acquires control of a majority of the voting power of our outstanding capital stock or acquires more than one-third of the outstanding voting power and possesses voting power in excess of that possessed by Mr. Paxson and his affiliates (or, with respect to the senior secured notes and senior subordinated notes, NBC and its affiliates), or there is a merger and we are not the surviving corporation and our stockholders do not own at least a majority of the outstanding common stock of the surviving corporation. Our repurchase of our outstanding senior subordinated notes or the redemption of any of our preferred stock upon a change of control could also cause a default under the senior secured notes indenture. We can provide no assurance that in the event of a change of control, we will have access to sufficient funds or will be contractually permitted under the terms of our outstanding debt to repay our outstanding senior secured notes and senior subordinated notes or pay the required purchase price for any shares of preferred stock tendered by holders. Were this to occur, we could be required to seek third party financing to the extent we did not have sufficient available funds to meet our purchase obligations, and we can provide no assurance that we would be able to obtain this financing on favorable terms or at all.

NBC's exercise of its rights to exert significant influence upon our operations could adversely affect our business.

     As a result of our agreements with NBC, NBC is in a position to exert significant influence over our management and policies and to prevent us from taking actions which our management may otherwise desire to take. NBC may have interests that differ from those of our other stockholders and debtholders. We must obtain NBC's consent for:

       o approval of annual budgets;

       o expenditures materially in excess of budgeted amounts;

       o material acquisitions of programming;

       o material amendments to our certificate of incorporation or bylaws;

       o material asset sales or purchases, including sales of our television stations which are located in the top twenty DMAs;

       o business combinations where we would not be the surviving corporation or as a result of which we would experience a change of control;

       o issuances or sales of any capital stock, with some exceptions;

       o stock splits or recombinations;

       o any increase in the size of our board of directors other than an increase resulting from provisions of our outstanding preferred stock of up to two additional directors; and

       o joint sales, joint services, time brokerage, local marketing or similar agreements as a result of which our stations with national household coverage of 20% or more would be subject to those agreements.


     We may not be able to redeem our securities held by NBC that NBC has demanded that we redeem and this could have adverse consequences for us.

     On November 13, 2003, NBC exercised its right to demand that we redeem, or arrange for a third party to acquire, all of the shares of our Series B preferred stock held by NBC, at a price equal to the aggregate liquidation preference thereof plus accrued and unpaid dividends, which as of December 31, 2003, totaled $557.5 million. Should we fail to effect a redemption within one year after November 13, 2003, NBC will be permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, its contractual rights with respect to our business, and its other rights under the related transaction agreements. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. Further, we do not currently have sufficient funds to pay the redemption price for these securities. In order to comply with NBC's redemption demand, we expect that we will need to repay, refinance or otherwise restructure the majority of our outstanding indebtedness and preferred stock and raise sufficient liquidity to enable us to pay the required redemption price. Alternatively we may find a third party willing to purchase those securities at the required redemption price. If we were unable to complete a redemption, we would be unable to prevent NBC from transferring its interest in our company to a third party selected by NBC in its discretion, which could have a material adverse effect upon us.

NBC's demand for redemption may have an adverse effect upon our operating relationships with NBC.

     We have significant operating relationships with NBC which have been developed since NBC's investment in us in September 1999. NBC serves as our exclusive sales representative to sell most of our PAX TV network advertising and is the exclusive national sales representative for most of our stations. We have entered into JSAs with stations owned by or affiliated with NBC with respect to 42 of our television stations. Each JSA typically provides for our JSA partner to serve as our exclusive sales representative to sell our local station advertising and for many of our station's operations to be integrated and co-located with those of the JSA partner. If NBC ceases to hold an investment in our securities, NBC and the NBC affiliates will have the ability to elect to terminate the agreements under which these operating relationships have been implemented. Should NBC or the NBC affiliates elect to terminate these agreements, we could be required to incur significant costs to resume performing the advertising sales and other operating functions currently performed by NBC and our JSA partners, including the expense of re-establishing office and studio facilities separate from those of the JSA partners, or to transfer performance of these functions to another broadcast television station operator. Our network and station revenues could also be adversely affected by the disruption of our advertising sales efforts that could result from the unwinding of the JSAs. The unwinding or termination of some or all of our JSAs could have a materially adverse effect upon us. We are unable to predict the effect, if any, that NBC's demand that we redeem our securities held by it may have upon our current operating relationships with NBC. We would expect, however, that NBC would seek to terminate these relationships if it were to cease holding an investment in our securities.

The adjustment to the dividend rate on our Series B preferred stock that will occur in September 2004 could have adverse consequences for our business.

     On September 15, 2004, the rate at which dividends accrue on our Series B preferred stock, all of which is held by NBC, will be adjusted to a market rate, determined by a nationally recognized independent investment banking firm chosen by us, at which the Series B preferred stock would trade at its liquidation preference. As described in greater detail above under "Forward-Looking Statements and Associated Risks and Uncertainties--We have a high level of indebtedness and are subject to restrictions imposed by the terms of our indebtedness and preferred stock," a material increase in the dividend rate on our Series B preferred stock resulting from this adjustment process could have material adverse consequences for us.

The outcome of our exploration of strategic alternatives is uncertain.

     We have engaged Bear, Stearns & Co. Inc. and Citigroup Global Markets Inc. to act as our financial advisors and explore strategic alternatives for our company. These strategic alternatives may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or acquisition of our equity securities. Our ability to pursue strategic alternatives is subject to various limitations and issues which we may be unable to control. A strategic transaction will, in most circumstances, require that we seek the consent of, or refinance, redeem or repay, NBC and the other holders of our preferred stock, as well as the holders of our senior and subordinated debt. FCC regulations may limit the type of strategic alternatives we may pursue and the parties with whom we may pursue strategic alternatives. In addition, our ability to pursue a strategic alternative will be dependent upon the attractiveness of our assets and business plan to potential new transaction parties. Among other things, potential transaction parties may find unattractive our capital structure and high level of indebtedness, our carriage of the PAX TV programming and the overnight programming provided by The Christian Network, Inc., and certain of our television stations serving major television markets. Our relatively low tax basis in our television station assets (resulting in part from the Section 1031 like kind exchange discussed below) is a significant factor to be considered in structuring any potential transactions involving sales of a material portion of our television station assets, and may make certain types of transactions less attractive or not viable. Potential transaction parties may believe our stations and other assets to be less valuable than as shown in prior appraisals we have obtained. We may be prevented from consummating a strategic transaction due to any of these and other factors, or we may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of, these and other factors. We may not be successful in our efforts to find or effectuate strategic alternatives for our company.

We could be subject to a material tax liability if the IRS successfully challenges our position regarding the 1997 disposition of our radio division.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a "30-day letter" proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the "30-day letter" offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $16.6 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful only in disallowing part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

We could be adversely affected by actions of the FCC, the Congress and the courts that could alter broadcast television ownership rules in a way that would materially affect our present operations or future business alternatives.

     On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties have asked the FCC to reconsider portions of its decision and other parties have sought judicial review. On September 3, 2003, the U. S. Court of Appeals for the Third Circuit issued an order staying the effectiveness of the new media ownership rules pending its review of the FCC's action. Argument on the merits of the underlying appeal of the FCC's order was held on February 11, 2004. Further, legislation regarding indecent broadcasts has recently been passed by the House of Representatives. The bill on indecent broadcasts that has been introduced in the Senate would also result in the suspension of the effectiveness of the FCC's newly adopted ownership rule changes for a period of one year, with the prior rules remaining in effect during the one year period. The legislation would require the United States General Accounting Office to conduct a study during that one year period to determine whether any relationship exists between the horizontal and vertical consolidation of media companies and the number of violations (and complaints regarding violations) of indecency prohibitions under applicable laws and regulations.

     Among other things, the FCC's new rules would have increased the percentage of the nation's television households that may be served by television broadcast stations in which the same person or entity has an attributable interest from 35% to 45% of national television households. The Consolidated Appropriations Act of 2004, which became law on January 23, 2004, directed the FCC to increase this percentage to 39% of national television households and allows an entity that acquires licensees in excess of 39% two years to come into compliance with the new cap. The enactment of the 39% cap mooted the FCC's proposed 45% cap. The Third Circuit has not ruled on whether the Consolidated Appropriations Act of 2004 mooted any other issues before it. This act also provides that the FCC shall conduct a quadrennial, rather than biennial, review of its ownership rules. The new rules also relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, these new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations, or newspapers.

     In assessing compliance with the national ownership caps, the FCC counts each UHF station as serving only half of the television households in its market. This "UHF Discount" is intended to take into account that UHF stations historically have provided less effective coverage of their markets than VHF stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet the old 35% national coverage cap, the 45% cap that was proposed by the FCC or the 39% cap that is now in effect under the recently enacted Consolidated Appropriations Act of 2004. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF Discount will "sunset"--i.e., expire--for the top four broadcast networks (ABC, NBC, CBS, and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future review (as noted above, the FCC is required to conduct such reviews on a quadrennial basis under the Consolidated Appropriations Act of 2004) whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations.

     Since the FCC's adoption of the new rules, in addition to the legislation enacting the 39% cap, separate legislation has been introduced in Congress to prohibit the application of the UHF Discount to UHF stations sold after June 2, 2003, to sunset the UHF Discount in 2008 for all UHF stations, to prohibit the cross ownership of newspapers and television stations in the same market and to nullify in their entirety the rule changes adopted by the FCC. Further, several parties have filed petitions urging the FCC to eliminate the UHF Discount altogether. On February 19, 2004, the FCC announced that it is seeking public comment regarding the effect of the Consolidated Appropriations Act of 2004 on the FCC's authority to modify or eliminate the UHF Discount. We cannot predict whether any pending legislation ultimately will be adopted or whether any petitions for reconsideration or judicial review of the FCC's decision of June 2, 2003 or for elimination of the UHF Discount will result in significant changes to the ownership rules. A further rollback of the nationwide television ownership cap, the prohibition of newspaper and television cross ownership by Congress, any further limitation on the ability of a party to own two television stations without regard to signal contour overlap if each station is located in a separate designated market area, or action by the FCC or Congress affecting the availability of the UHF Discount, may adversely affect the opportunities we might have for sale of our television broadcast stations to those television group owners and major television broadcast networks that otherwise would be the most likely purchasers.

     Also, in its June 2, 2003 decision, the FCC stated that it intends in the future to begin a rule making proceeding to consider whether to treat a television licensee's joint sales agreement to sell the advertising time of another television station in the same market as the equivalent of ownership of that station for purposes of the FCC's local television ownership rules. A joint sales agreement, or "JSA," is an arrangement by which a brokering station provides advertising sales services, but not programming, for another station in the market. We have entered into JSAs for 47 of our television stations, 42 of which are with NBC owned or affiliated stations in our markets. The FCC may adopt rules affecting these arrangements that could adversely affect our current operations under existing JSAs. If a rule adopted by the FCC effectively precludes the continuation of our current arrangements, it may be necessary for us to renegotiate aspects of our current relationships. Also, if a new FCC rule were to require that we terminate a JSA in a particular market, we may incur significant costs to transfer the JSA to another broker or to resume operation of the station without the sales and other services of a JSA broker. We cannot predict what rules the FCC will adopt or what effect any new rules are likely to have upon our operations and our present relationship with NBC and NBC's affiliates.

We are required by the FCC to abandon the analog broadcast service of 23 of our full power stations occupying the 700 MHz spectrum and may suffer adverse consequences if we are unable to secure alternative distribution on reasonable terms.

     We hold FCC licenses for full power stations which are authorized to broadcast over either an analog or digital signal on channels 52-69 ("the 700 MHz band"), a portion of the broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band is in the process of being transitioned to use by new wireless and public safety entities. A federal statute requires that, after December 31, 2006, or the date on which 85% of television households in a television market are capable of receiving digital services, incumbent broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. In some cases, broadcasters, including our company, have been given a digital channel allocation within the 700 MHz band of spectrum. During this transition these new wireless and public safety entities are permitted to operate in the 700 MHz band provided they do not interfere with incumbent or allotted analog and digital television operations. The FCC has conducted spectrum auctions to select the future users of portions of the 700 MHz band. Four such auctions have been completed in which future users were selected for 18 MHz of spectrum on channels 54, 55 and 59 and six MHz of spectrum on portions of channels 60, 62, 65 and 67. In addition, the FCC has set aside channels 63-64 and 68-69 for use by public safety entities. On June 19, 2002, Congress passed the Auction Reform Act of 2002 temporarily postponing an auction for commercial uses of 30 MHz of spectrum in portions of channels 60-62 and 65-67. In January 2003 the FCC commenced rulemaking proceedings in which it is considering aspects of the implementation of this 2006 statutory deadline for completion of the digital transition. Issues such as interference protection, rights of incumbent broadcasters and broadcasters' ability to modify authorized facilities are being addressed in these proceedings. These proceedings remain pending. We cannot predict when we will abandon, by private agreement, or as required by law, the broadcast service of our stations occupying the 700 MHz spectrum. We could suffer adverse consequences if we are unable to secure alternative simultaneous distribution of both the analog and digital signals of those stations on reasonable terms and conditions. We cannot now predict the impact, if any, on our business of the abandonment of our broadcast television service in the 700 MHz spectrum.

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

     Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including Mr. Paxson, our Chairman and Chief Executive Officer. We cannot assure you that we will be able to retain the services of any of our key executives. If any of these executive officers were to leave our employment, our operating results could be adversely affected.

We operate in a very competitive business environment.

     We compete for audience share and advertising revenues with other providers of television programming. Our PAX TV entertainment programming competes for audience share and advertising revenues with the programming offered by other broadcast and cable networks, and also competes for audience share and advertising revenues in our stations' respective market areas with the programming offered by non-network affiliated television stations. Our ability to compete successfully for audience share and advertising revenues depends upon the popularity of our entertainment programming with viewing audiences in demographic groups that advertisers desire to reach. Our ability to provide popular programming depends upon many factors, including our ability to correctly gauge audience tastes and accurately predict which programs will appeal to viewing audiences, to produce original programs and purchase the right to air syndicated programs at costs which are not excessive in relation to the advertising revenue generated by the programming, and to fund marketing and promotion of our programming to generate sufficient viewer interest. Many of our competitors have greater financial and operational resources than we do which may enable them to compete more effectively for audience share and advertising revenues. All of the existing television broadcast networks and most of the cable networks have been operating for a longer period than we have been operating PAX TV, and therefore have more experience in network television operations than we have which may enable them to compete more effectively.

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

     The profitability of our television stations is subject to various factors that influence the television broadcasting industry as a whole, including:

       o the condition of the U.S. economy;

       o changes in audience tastes;

       o changes in priorities of advertisers;

       o new laws and governmental regulations and policies;

       o changes in broadcast technical requirements;

       o technological changes;

       o proposals to eliminate the tax deductibility of expenses incurred by advertisers;

       o changes in the law governing advertising by candidates for political office; and

       o changes in the willingness of financial institutions and other lenders to finance television station acquisitions and operations.

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

     The Communications Act of 1934 empowers the FCC to regulate other aspects of our business, in addition to imposing licensing requirements. For example, the FCC has the authority to:

       o determine the frequencies, location and power of our broadcast stations,

       o regulate the equipment used by our stations,

       o adopt and implement regulations and policies concerning the ownership and operation of our television stations, and

       o impose penalties on us for violations of the Communications Act of 1934 or FCC regulations.

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

We cannot assure you that we would actually be able to realize, in any sale, liquidation, merger or other transaction involving our assets, the estimated values of such assets set forth in any appraisal.

     We have had appraisals of certain of our assets, including our broadcast television stations, prepared by independent valuation firms from time to time. Each appraisal was prepared in accordance with certain procedures and methodologies set forth therein. In general, appraisals represent the analysis and opinion of each of the appraisers as of their respective dates, subject to the assumptions and limitations set forth in the appraisal. An appraisal may not be indicative of the present or future values of our assets upon liquidation or resale. Although appraisals are based upon a number of estimates and assumptions that are considered reasonable by the appraiser issuing such appraisal, these estimates and assumptions are subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond our control or the ability of the appraisers to accurately asses and estimate, and are based upon assumptions with respect to future business decisions and conditions which are subject to change. The opinions of value set forth in any appraisal and the actual values of the assets appraised therein will vary, and those variations may be material. We cannot assure you that we would actually be able to realize, in any sale, liquidation, merger or other transaction involving our assets, the estimated values of such assets set forth in any appraisal. Prospective investors in our securities, including the exchangeable preferred stock, should not place undue reliance on the appraisals.

The occurrence of extraordinary events may substantially decrease the use of and demand for advertising and may decrease our revenues.

    Because our programming consists principally of entertainment programming and long form paid programming which markets and sells products and services, the occurrences of extraordinary events which generally divert attention from entertainment programming in favor of news based programming or which negatively affect the United States economy generally and reduce the demand for the products and services marketed through long form programming, may adversely affect the market for television advertising and our revenues.

ITEM 2. PROPERTIES

     Our corporate headquarters is located in West Palm Beach, Florida. We have a satellite up-link facility through which we supply our central programming feed, including PAX TV, to satellite transmitters which relay the signal to our stations. Our satellite up-link facility is located on leased property in Clearwater, Florida.

     Each of our stations has a facility in the market in which it operates at which the central programming feed is received and retransmitted in its market. Each of our stations broadcasts its signal from a transmission tower or antenna situated on a transmitter site. Each station also has an office and studio and related broadcasting equipment. For about half of our stations with respect to which we have entered into JSA's, we have vacated or expect to vacate the leased studio and office facilities of our stations as we co-locate our operations with those of our JSA partner. We generally lease our broadcast transmission towers and own substantially all of the equipment used in our broadcasting operations. Our tower leases have expiration dates that range generally from two to twenty years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.

     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We are currently broadcasting from a tower located on the Empire State Building in Manhattan. We are continuing to evaluate several alternatives to improve our signal through transmission from other locations. We expect, however, that it could take several years to replace the signal we enjoyed at the World Trade Center location with a comparable signal. We have property and business interruption insurance coverage to mitigate the losses sustained, although the extent of coverage of such insurance is currently being litigated.

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

                                                 2003                2002
                                                 ----                ----
                                            HIGH     LOW        HIGH    LOW
                                            ----    -----      ------   -----
First Quarter............................  $2.65    $1.94      $13.00   $8.50
Second Quarter...........................   6.59     2.43       11.49    5.50
Third Quarter............................   6.37     3.91        6.15    2.10
Fourth Quarter...........................   6.00     3.67        3.29    2.03

    On March 19, 2004, the closing sale price of our Class A common stock on the American Stock Exchange was $3.85 per share. As of that date, there were approximately 553 holders of record of the Class A common stock.

    We have not paid cash dividends and do not intend for the foreseeable future to declare or pay any cash dividends on any classes of common stock and intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to declare or pay dividends will be at the discretion of our board of directors and will depend upon our future earnings, results of operations, financial condition, capital requirements, contractual restrictions under our debt instruments, considerations imposed by applicable law and other factors deemed relevant by our board of directors. In addition, the terms of the indentures governing our outstanding senior secured notes and senior subordinated notes and our outstanding preferred stock contain restrictions on the declaration of dividends with respect to our common stock.

    As of December 31, 2003, the following shares of Class A common stock were authorized for issuance under equity compensation plans:


                                          NUMBER OF SECURITIES WEIGHTED-AVERAGE    NUMBER OF SECURITIES
                                            TO BE ISSUED UPON  EXERCISE PRICE OF  REMAINING AVAILABLE FOR
                                               EXERCISE OF        OUTSTANDING      FUTURE ISSUANCE UNDER
                                               OUTSTANDING         OPTIONS,      EQUITY COMPENSATION PLANS
                                            OPTIONS, WARRANTS      WARRANTS        [EXCLUDING SECURITIES
 PLAN CATEGORY                                 AND RIGHTS         AND RIGHTS      REFLECTED IN COLUMN(a)]
--------------                           ---------------------  ----------------  -----------------------
Equity compensation plans approved
   by security holders..................         2,606,686         $  3.72               3,488,774
Equity compensation plans not
   approved by security holders (1).....           522,500         $  3.04                      --
                                              -------------                             ----------
           Total........................         3,129,186         $  3.61               3,488,774
                                              ============                              ==========

     (1) A narrative description of the material terms of these plans is set forth in Note 13 -- STOCK INCENTIVE PLANS, to our consolidated financial statements which are set forth elsewhere in this report.


ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth our consolidated financial data as of and for each of the years in the five year period ended December 31, 2003. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data, insofar as it relates to each of the years presented, has been derived from annual financial statements, including the consolidated balance sheets at December 31, 2003 and 2002, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2003, and notes thereto appearing elsewhere herein. All financial information set forth below reflects the restatement of our financial statements as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restatements of Financial Information" and Notes 1 and 2 to the Consolidated Financial Statements (in thousands, except per share data):



                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                             2003         2002        2001         2000        1999
                                                         ------------ ----------- ------------- ------------ ---------
                                                                      (RESTATED)   (RESTATED)  (RESTATED)   (RESTATED)

STATEMENT OF OPERATIONS DATA:
Gross revenues......................................     $   317,006  $   321,896  $  308,806  $   315,936   $ 248,362
Less: agency commissions............................         (46,067)     (44,975)    (43,480)     (44,044)    (34,182)
                                                         -----------  -----------  -----------  ----------- -----------
Net revenues........................................         270,939      276,921     265,326      271,892     214,180
Operating income (loss).............................          44,195      (69,906)   (150,129)    (155,946)   (171,140)
Net loss............................................         (76,213)    (336,186)   (205,545)    (169,176)   (137,764)
Net loss attributable to common stockholders (a)....        (146,317)    (446,285)   (352,201)    (381,980)   (291,971)

BASIC AND DILUTED LOSS PER COMMON SHARE: (b)
Net loss............................................     $     (2.14) $     (6.88) $    (5.46) $     (6.01)  $   (4.73)
Weighted average shares outstanding-- basic and diluted       68,390       64,849      64,509       63,515      61,738

BALANCE SHEET DATA:
Cash and cash equivalents...........................     $    97,123  $    25,765  $   83,858  $    51,363  $  125,189
Working capital.....................................          67,132       19,188      57,871       74,298     237,855
Total assets........................................       1,283,677    1,276,619   1,409,840    1,552,603   1,717,726
Total debt..........................................         925,608      900,101     529,180      405,476     388,421
Total mandatorily redeemable preferred stock........         410,739      354,498     589,958      574,587     509,928
Total mandatorily redeemable convertible preferred stock     684,067      638,603     574,202      505,802     439,879
Total common stockholders' (deficit) equity.........      (1,089,845)    (958,267)   (515,520)    (175,503)    111,658

OTHER DATA:
Cash flows provided by (used in) operating activities    $    32,916  $   (75,428) $  (60,772) $   (76,036) $ (181,808)
Cash flows provided by (used in) investing activities         60,929       (7,689)     48,477      (12,784)   (160,508)
Cash flows (used in) provided by financing activities        (22,487)      25,024      44,790       14,994     418,065
Program rights payments and deposits................          34,239      116,243     130,566      128,288     125,916
Payments for cable distribution rights..............           4,347        9,286      14,418       10,727      30,713
Capital expenditures................................          26,732       31,177      35,213       25,110      34,609

----------

     a) Includes dividends and accretion on redeemable preferred stock.

     b) Because of losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, our presentation of diluted earnings per share is the same as that of basic earnings per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Overview:

     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 61 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. We operate PAX TV, a network that provides programming seven days per week, 24 hours per day, and reaches approximately 96 million homes, or 89% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates. PAX TV's entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air. The balance of PAX TV's programming consists of long form paid programming (principally infomercials) and public interest programming.

     Our primary operating expenses include selling, general and administrative expenses, depreciation and amortization expenses, programming expenses, employee compensation and costs associated with cable and satellite distribution, ratings services and promotional advertising. Programming amortization is a significant expense and is affected by several factors, including the mix of syndicated versus lower cost original programming as well as the frequency with which programs are aired.

     We believe that absent significant improvement in our ratings and revenues, our business operations are unlikely to provide sufficient cash flow to support our debt service and preferred stock dividend requirements. In September 2002, we engaged Bear, Stearns & Co. Inc. and in August 2003, we engaged Citigroup Global Markets Inc. to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. These strategic alternatives may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities. See "Forward-Looking Statements and Associated Risks and Uncertainties--The outcome of our exploration of strategic alternatives is uncertain."

Restatements of Financial Information:

     From 1997 through 2000, we acquired several television stations in transactions structured as the purchase of the outstanding stock of the entity owning the station. In each of these transactions, we failed to establish the proper deferred tax liability for the difference between the book basis and tax basis of the acquired station's FCC license as required under SFAS No. 109, "Accounting for Income Taxes." Further, in connection with our analysis of prior acquisitions, we determined that in certain acquisitions we had understated the value of FCC licenses. Additionally, we determined that goodwill should not have been recorded for certain acquisitions that were fundamentally purchases of assets. We have corrected this matter by reclassifying $54.5 million from goodwill to FCC license intangible assets. Set forth below are the restatement adjustments included in the restatement of our previously issued financial statements.

     The recording of deferred tax liabilities resulting from the stock acquisitions described above has resulted in additional FCC license intangible assets amounting to approximately $28.3 million. The increased amount of our FCC license intangible assets has resulted in additional amortization expense of approximately $1.0 million in the year ended December 31, 2001 ($2.3 million in the period from January 1, 1997 through December 31, 2000). Effective January 1, 2002, we adopted SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets" at which time indefinite-lived intangible assets were no longer amortized.

     The deferred tax liabilities associated with these additional FCC license intangible assets has, in periods subsequent to the respective acquisition, resulted in the realization of previously unrecognized deferred tax assets (generated by net operating losses) as we considered the reversal of deferred tax liabilities related to FCC license intangible assets as a source of future taxable income in assessing the realization of deferred tax assets up until the adoption of SFAS

No. 142. The realization of deferred tax assets has resulted in a deferred tax benefit of $28.3 million in the period from January 1, 1997 through December 31, 2000.

     The increased amount of our FCC license intangible assets resulting from these acquisitions has been considered in the determination of any gain or loss upon the disposition of the related assets. As a result, we have recognized additional losses on the sale of broadcast assets of approximately $0.7 million in the year ended December 31, 2001 ($1.7 million in the period from January 1, 1997 through December 31, 2000).

     In each case in which an acquisition was consummated at a time when we had unrecognized deferred tax assets (resulting from net operating losses), the recording of deferred tax liabilities resulting from the stock acquisitions has resulted in their realization. The realization of these additional deferred tax assets had no effect on our financial statements until the adoption of SFAS No.
142. However, upon the adoption of SFAS No. 142 in the first quarter of 2002, we no longer amortized our FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS No. 142 stipulate that indefinite-lived intangible assets are no longer amortized, we are required under SFAS No. 109 "Accounting for Income Taxes", to recognize deferred tax liabilities and assets for temporary differences related to the FCC license intangible assets and the tax-deductible portion of these assets. Because indefinite-lived intangible assets were no longer amortized for financial reporting purposes under SFAS No. 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the FCC license intangible assets become impaired or be disposed of. Therefore the reversal of deferred tax liabilities related to the FCC license intangible assets was no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result, upon adoption of SFAS No. 142 in the first quarter of 2002, we have recorded an additional provision for income taxes in connection with the deferred tax liabilities resulting from stock acquisitions of approximately $32.3 million.

     We have restated our previously issued financial statements to correct the items described in the preceding paragraphs. The cumulative effect of the aforementioned adjustments is a decrease in our accumulated deficit as of December 31, 2000 of $24.3 million, from ($759.3) million, as originally reported, to ($735.0) million, as restated. We have determined that it would be appropriate to restate our 2002 and 2001 financial statements, and to restate the financial information previously reported in the first quarter of 2002. Unless otherwise specifically noted, the financial information in this Form 10-K reflects the 2001 restatement, the 2002 restatement, and the first quarter 2002 restatement. For information concerning the restatement of our quarterly results of operations, see Note 19 of our consolidated financial statements included elsewhere herein. The following sets forth the condensed consolidated balance sheet as of December 31, 2002 and the condensed consolidated statements of operations for 2002 and 2001 as originally reported and as restated (in thousands, except per share data):

                                                                         AS OF DECEMBER 31, 2002
                                                                AS ORIGINALLY
                                                                 REPORTED (1)    ADJUSTMENTS   AS RESTATED
                                                                -------------    -----------   -----------

          ASSETS
           Current assets........................................ $  124,984                   $  124,984
           Intangible assets, net................................    877,203       $22,523        899,726
           Property, equipment and other assets, net.............    251,909                      251,909
                                                                   ---------        ------      ---------
             Total assets........................................ $1,254,096       $22,523     $1,276,619
                                                                   =========        ======      =========

        LIABILITIES, MANDATORILY REDEEMABLE
           PREFERRED  STOCK AND STOCKHOLDERS' DEFICIT
           Current liabilities................................... $  105,796                   $  105,796
           Deferred income taxes.................................    136,286       $32,325        168,611
           Senior subordinated notes and bank financing,
              net of current portion.............................    896,957                      896,957
           Other long-term liabilities...........................     70,421                       70,421
                                                                   ---------        ------      ---------
                 Total liabilities...............................  1,209,460        32,325      1,241,785
                                                                   ---------        ------      ---------
           Mandatorily redeemable and convertible preferred stock    993,101                      993,101
                                                                   ---------                    ---------
           Total stockholders' deficit...........................   (948,465)       (9,802)      (958,267)
                                                                   ---------        ------      ---------
           Total liabilities, mandatorily redeemable and
             stockholders' deficit............................... $1,254,096       $22,523     $1,276,619
                                                                   =========        ======      =========

           (1) After considering reclassifications to conform to the 2003 presentation.

                                                                              FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                          -------------------------------------------
                                                                          AS ORIGINALLY
                                                                           REPORTED (1)    ADJUSTMENTS    AS RESTATED
                                                                          -------------    -----------    -----------
        REVENUES:
          Revenues..............................................           $   321,896                    $   321,896
          Less: agency commissions..............................               (44,975)                       (44,975)
                                                                           -----------                    -----------
          Net revenues..........................................               276,921                        276,921
                                                                           -----------                    -----------

        OPERATING EXPENSES:
          Expenses, excluding depreciation and amortization.....               311,204                        311,204
          Depreciation and amortization.........................                58,529                         58,529
                                                                           -----------                    -----------
                  Total operating expenses......................               369,733                        369,733
                                                                           -----------                    -----------
        Gain on sale or disposal of broadcast and other assets, net             22,906                         22,906
                                                                           -----------                    -----------
        Operating loss..........................................               (69,906)                       (69,906)
        Other expense, net......................................               (97,007)                       (97,007)
        Income tax provision....................................              (136,948)    $(32,325)         (169,273)
                                                                           -----------      -------       -----------
        Net loss................................................              (303,861)     (32,325)         (336,186)
        Dividends and accretion on redeemable and convertible
           preferred stock......................................              (110,099)                      (110,099)
                                                                           ------------     -------       -----------
        Net loss attributable to common stockholders............           $  (413,960)    $(32,325)      $  (446,285)
                                                                           ===========      =======       ===========
        Basic and diluted loss per common share.................           $     (6.38)    $  (0.50)      $     (6.88)
                                                                           ===========      =======       ===========
        Weighted average shares outstanding.....................            64,849,068                     64,849,068
                                                                           ===========                    ===========

         (1) After considering reclassifications to conform to the 2003 presentation.

                                                                              FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                          -------------------------------------------
                                                                          AS ORIGINALLY
                                                                           REPORTED (1)    ADJUSTMENTS    AS RESTATED
                                                                          -------------    -----------    -----------
        REVENUES:
          Revenues..............................................           $   308,806                    $    308,806
          Less: agency commissions..............................               (43,480)                        (43,480)
                                                                           ------------                   ------------
          Net revenues..........................................               265,326                         265,326
                                                                           ------------                   ------------

        OPERATING EXPENSES:
          Expenses, excluding depreciation and amortization.....               326,810                         326,810
          Depreciation and amortization.........................                96,248       $1,031             97,279
                                                                           ------------      ------       ------------
                  Total operating expenses......................               423,058        1,031            424,089
                                                                           ------------      ------       ------------
        Gain on sale or disposal of broadcast and other assets, net              9,366         (732)             8,634
                                                                           ------------      ------       ------------
        Operating loss..........................................              (148,366)      (1,763)          (150,129)
        Other expense ..........................................               (55,296)                        (55,296)
        Income tax provision....................................                  (120)                           (120)
                                                                           ------------      ------       ------------
        Net loss................................................              (203,782)      (1,763)          (205,545)
        Dividends and accretion on redeemable and convertible
           preferred stock......................................              (146,656)                       (146,656)
                                                                           ------------      ------        ------------
        Net loss attributable to common stockholders............           $  (350,438)     $(1,763)       $  (352,201)
                                                                           ===========       ======        ===========
        Basic and diluted loss per common share.................           $     (5.43)     $ (0.03)       $     (5.46)
                                                                           ===========       ======        ===========
        Weighted average shares outstanding.....................            64,508,761                      64,508,761
                                                                           ===========                     ===========

         (1) After considering reclassifications to conform to the 2003 presentation.

Financial Performance:

     o Gross revenues in 2003 decreased 1.5% to $317.0 million compared to $321.9 million in 2002. Net revenues in 2003 decreased 2.2% to $270.9 million compared to $276.9 million in 2002. Excluding the impact of sold stations, both gross and net revenues in 2003 would have been relatively unchanged when compared with gross and net revenues in 2002.

     o Operating income in 2003 increased by $114.1 million to $44.2 million compared to an operating loss of $69.9 million in 2002.

     o Net loss attributable to common stockholders was $146.3 million in 2003 compared to a net loss attributable to common stockholders of $446.3 million in 2002. The net loss in 2002 includes additional tax expense of $168.6 million to increase our deferred tax asset valuation allowance resulting from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

     o Cash flow from operating activities was $32.9 million in 2003, an improvement of $108.3 million compared to negative $75.4 million in 2002.


Balance Sheet:

     Our cash, cash equivalents and short-term investments increased during the year by $67.2 million to $110.1 million as of December 31, 2003. Our total debt, which primarily comprises three series of notes, increased $25.5 million during the year to $925.6 million as of December 31, 2003. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with an aggregate redemption value of $1.1 billion as of December 31, 2003. Two series of the notes require us to make periodic cash interest payments on a current basis. Interest on the third series of notes accretes until July 2006, at which time we will be obligated to make cash interest payments on a current basis. All series of preferred stock accrue dividends but do not require current cash dividend payments. None of these instruments matures or requires mandatory principal repayments until the fourth quarter of 2006.

     During 2003 we issued letters of credit to support our obligation to pay for certain original programming. We expect to continue to issue letters of credit in 2004. The settlement of such letters of credit generally occurs during the first quarter of the year. As a result of this strategy, our programming payments may be higher in the first quarter of the year compared to the other three quarters of the year.

Sources of Cash:

     Our principal sources of cash in 2003 were:

     o revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising; and

     o $83.3 million in proceeds from the sale of broadcast assets, principally consisting of television stations.

     We expect our principal sources of cash in 2004 to consist of:

     o revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising; and

     o $10.0 million in proceeds from our remaining planned television station sale.

Key Company Performance Indicators:

     We use a number of key performance indicators to evaluate and manage our business. One of the key indicators related to the performance of our long form paid programming is long form advertising rates. These rates can be affected by the number of television outlets through which long form advertisers can air their programs, weather patterns which can affect viewing levels, and new product introductions. We monitor early indicators such as how new products are performing and our ability to increase or decrease rates for given time slots.

     Program ratings are one of the key indicators related to our network spot business. As more viewers watch our programming, our ratings increase which can increase our revenues. The commitments we obtain from advertisers in the "up front" market are a leading indicator of the potential performance of our network spot revenues. As the year progresses, we monitor pricing in the scatter market to determine where network spot advertising rates are trending. Cost-per-thousand ("CPM's") refers to the price of reaching 1,000 television viewing households with an advertisement. CPM trends and comparisons to competitors' CPM's can be used to determine pricing power and the appeal of the audience demographic that we are delivering to advertisers.

     In order to evaluate our local market performance, we examine ratings as well as our cost per point, which is the price we charge an advertiser to reach one percent of the total television viewing households in a station's DMA, as measured by Nielsen. We also examine the percentage of the market advertising revenue that our local stations are receiving compared to the share of the market ratings that we are delivering. The economic health of a particular region or certain industries that are concentrated in a particular region can affect the amount being spent on local television advertising.

Factors Expected to Affect our Performance in 2004:

     During 2003, we demonstrated significant improvements in cash flow from operating activities and an increase in total cash, cash equivalents and short-term investments. The increase in our total cash, cash equivalents and short-term investments was primarily due to the sale of certain television stations. We have one remaining planned station sale which is expected to close during the second quarter of 2004. We have no current plans to continue to increase the total amount of cash, cash equivalents and short-term investments on our balance sheet through asset sales during 2004. Additionally, we do not anticipate that we will generate sufficient cash flows from operating activities to cover our anticipated capital expenditures for the year ending December 31, 2004. Accordingly, our total cash, cash equivalents and short-term investments as of December 31, 2003 is not expected to increase as it did in 2003 and is expected to decrease during the course of 2004.

     The broadcasting industry will be affected in 2004 by spending on political advertising and during the Olympic games. Typically, years that contain political and Olympic advertising show strong performance for television spot advertising for the industry in general. While we are not a direct beneficiary of a material amount of political advertising, we expect to benefit from the decrease in advertising inventory generally available in the local marketplace. Conversely, the broadcast of the Olympics in August 2004 could cause lower ratings due to strong competition from Olympic programming. The potential for lower ratings and the possibility that non-Olympics advertisers may suspend their typical advertising programs during the Olympics could negatively affect our business.

     The U.S. economic environment also affects the performance of our business, since our business is dependent in part on cyclical advertising rates. An improving economy, led by increases in consumer confidence, could benefit us by leading advertisers to increase their spending.

Outlook for 2004:

     In order for us to improve ratings and revenues in 2004, we would need to market and air programming that attracts additional viewers, increase our CPM's through delivery of more attractive viewing demographics or realize increases in long form paid programming rates. As long form programming is not currently in a high growth cycle, we expect that our revenues in this segment for 2004 will be relatively unchanged when compared to 2003. As a result of the restructuring we commenced in the fourth quarter of 2002, we believe that our ability to further reduce costs is limited. In fact, we expect that we will experience increases in operating expenses during 2004 resulting from increased utility costs to broadcast our digital television signal and other contractual increases in operating expenses. During 2004, we also do not anticipate that we will have the benefit of a reduction in expenses related to certain beneficial legal settlements, similar to those that we received during the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe the most significant estimates involved in preparing our financial statements include estimates related to the net realizable value of our programming rights, barter revenue recognition, estimates used in accounting for leases and estimates related to the impairment of long-lived assets and FCC licenses. We base our estimates on historical experience and various other assumptions we believe are reasonable. Actual results could differ from those estimates.

     We consider the accounting policies described below to be critical since they have the greatest effect on our reported financial condition and results of operations and they require significant estimates and judgments.

     We carry programming rights assets on our balance sheet at the lower of unamortized cost or net realizable value. We periodically evaluate the net realizable value of our program rights based on anticipated future usage of programming and the anticipated future ratings and related advertising revenues. We evaluate the net realizable value of our programming rights by aggregating the program costs and related estimated future revenues for each programming daypart. If estimated future revenues are insufficient to recover the unamortized cost of the programming assets in each daypart, we record an adjustment to write down the value of our assets to net realizable value. We also evaluate whether future revenues will be sufficient to recover the cost of programs we are committed to purchase in the future, and if estimated future revenues are insufficient, we accrue a loss related to our programming commitments. Our estimates of future advertising revenues are based upon our actual revenues generated currently, adjusted for estimated revenue growth assumptions. If market conditions were to deteriorate, we may not achieve our estimated future revenues, which could result in future write downs to net realizable value and accrued losses on programming commitments.

     We have made judgments and estimates in connection with some of our leasing transactions regarding the estimated useful lives of the assets subject to lease, as well as the discount rates used to estimate the present value of future lease payments. These judgments and estimates have led us to conclude that these leases should be accounted for as operating leases. Had we used different judgments and estimates, these leases may have been classified as capital leases. The terms of our senior notes indenture, senior subordinated notes indentures and outstanding preferred stock restrict our ability to incur indebtedness, including our ability to enter into capital leases.

     We review our long-lived assets for possible impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. If our analysis indicates that a possible impairment exists, we are required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows. In addition, our FCC licenses are tested for impairment at least annually by comparing the estimated fair values with the recorded amount on an aggregate basis as a single unit of accounting since we operate PAX TV as a single asset, a consolidated distribution platform. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets and FCC licenses have been impaired. If, however, there were a material change in our determination of fair values or if there were a material change in the conditions or circumstances influencing fair value, we could be required to recognize an impairment charge. In addition, it is possible that the estimated life of certain long-lived assets will be reduced significantly in the near term because of the anticipated industry migration from analog to digital broadcasting. If and when we become aware of such a reduction of useful lives, depreciation expense will be adjusted prospectively to ensure assets are fully depreciated upon migration.

     We recognize revenues as commercial spots and long form paid programming are aired and ratings guarantees to advertisers are achieved. We recognize a liability for shortfalls in ratings guarantees based on information obtained from third party sources and by using our judgment and best estimates.

     We carry accounts receivable at the amount we believe to be collectible. We use our judgment and best estimates in determining the amount of accounts receivable we believe to be uncollectible. The amounts of accounts receivable that ultimately become uncollectible could vary materially from our estimates.

     We have entered into agreements with cable system operators to improve channel positioning on certain cable systems. For agreements with specified termination dates, we amortize amounts paid over the term of the agreement using the straight line method. For agreements with no specified termination date, we amortize amounts paid on a straight line basis over their estimated useful lives.

     We depreciate property and equipment over their estimated useful lives using the straight line method. We periodically evaluate the potential time frame in which certain equipment may become obsolete as a result of the FCC mandated conversion from analog to digital to determine whether accelerated depreciation is necessary. We have not determined whether accelerated depreciation should be used to depreciate any of our property and equipment and we continue to depreciate our property and equipment over their estimated useful lives.

     We account for employee stock-based compensation using the intrinsic value method.

     We have investments in certain broadcast properties, including purchase options in entities owning television stations. We review our investments in broadcast properties for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If our analysis indicates that a possible impairment exists, we are required to estimate the fair value of the asset based either on a third party appraisal or estimated discounted future cash flows. We believe we have made reasonable estimates and judgments in determining whether our investments in broadcast properties are impaired.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a "30-day letter" proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the "30-day letter" offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $16.6 million as of December 31, 2003 should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful only in disallowing part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth net revenues, the components of operating expenses with percentages of net revenues, and other operating data for the periods presented (in thousands):

                                                                         YEARS ENDED DECEMBER 31
                                                      2003         %       2002        %        2001         %
                                                   ----------    -----  ----------   -----  -----------    -----
                                                                        (RESTATED)          (RESTATED)
 Gross revenues..........................          $  317,006           $  321,896          $  308,806
 Less: agency commissions................             (46,067)             (44,975)            (43,480)
                                                   ----------           ----------          ----------
 Net revenues............................             270,939    100.0     276,921   100.0     265,326     100.0
                                                   ----------           ----------          ----------
 Expenses:
   Programming and broadcast operations..              51,954     19.2      51,204    18.5      43,030      16.2
   Program rights amortization...........              51,082     18.9      77,980    28.2      84,808      32.0
   Selling, general and administrative...             110,976     41.0     132,305    47.8     119,427      45.0
   Business interruption insurance proceeds                --       --      (1,617)   (0.6)         --       --
   Time brokerage and affiliation fees...               4,403      1.6       4,079     1.5       3,621       1.4
   Stock-based compensation..............              12,766      4.7       3,810     1.4      10,161       3.8
   Adjustment of programming to net
 realizable value........................               1,066      0.4      41,270    14.9      66,992      25.2

   Restructuring charges (credits).......                  48       --       2,173     0.8      (1,229)     (0.5)
   Reserve for state taxes...............               3,055      1.1          --     --           --       --
   Depreciation and amortization.........              42,983     15.9      58,529    21.1      97,279      36.7
                                                   ----------           ----------          ----------
          Total operating expenses.......             278,333    102.7     369,733   133.5     424,089     159.8
                                                   ----------           ----------          ----------
 Gain on sale or disposal of broadcast and
    other assets, net....................              51,589     19.0      22,906     8.3       8,634       3.3
                                                   ----------           ----------          ----------
 Operating income (loss).................          $   44,195     16.3  $  (69,906)  (25.2) $ (150,129)    (56.6)
                                                   ==========           ==========          ==========
 Other Data:
 Cash flows provided by (used in)
 operating activities....................          $   32,916           $  (75,428)         $  (60,772)
 Cash flows provided by (used in) investing
   activities............................              60,929               (7,689)             48,477
 Cash flows (used in) provided by financing
   activities............................             (22,487)              25,024              44,790
 Program rights payments and deposits....              34,239              116,243             130,566
 Payments for cable distribution rights..               4,347                9,286              14,418
 Capital expenditures....................              26,732               31,177              35,213

YEARS ENDED DECEMBER 31, 2003 AND RESTATED RESULTS OF OPERATIONS FOR 2002

     Gross revenues decreased 1.5% to $317.0 million for the year ended December 31, 2003 versus $321.9 million for the year ended December 31, 2002. This decrease is primarily attributable to the sale of certain television stations.

     Programming and broadcast operations expenses were $51.9 million during the year ended December 31, 2003, compared with $51.2 million in 2002. This increase is primarily due to higher tower rent and utilities expense in connection with our digital television build-out. Program rights amortization expense was $51.1 million during the year ended December 31, 2003 compared with $78.0 million in 2002. The decrease is primarily due to the modification of our programming schedule in January 2003 whereby we replaced daytime entertainment programming with long form paid programming for which we have no programming cost and due to the sub-licensing of Touched By An Angel to Crown Media described below. Selling, general and administrative expenses were $111.0 million during the year ended December 31, 2003 compared with $132.3 in 2002. The decrease is primarily a result of cost cutting measures including headcount reductions in connection with the fourth quarter 2002 restructuring activities described below, lower legal expenses primarily resulting from completion, in 2002, of the NBC arbitration matter and a charge recorded in 2002 in connection with the postponement of the 700 MHz spectrum auction. In addition, during the first quarter of 2003, we received approximately $2.2 million from NBC to settle a pending dispute regarding digital television signal interference at our television station WPXM, serving the Miami-Fort Lauderdale, Florida market. This settlement was recorded as a reduction of our selling, general and administrative expenses. Additionally, we reduced our bad debt reserve by approximately $1.5 million because of the decrease in our receivables that resulted from our shift in 2003 to more prepaid long form advertising.

     During the year ended December 31, 2003, we recognized an adjustment of programming to net realizable value totaling $1.1 million resulting from our decision to no longer air an original game show production. In 2003, we recorded a reserve for state taxes related to current and prior periods in the amount of $3.1 million in connection with a tax liability related to certain states in which we have operations. Depreciation and amortization expense was $43.0 million during the year ended December 31, 2003 compared with $58.5 million in 2002. This decrease is due to the sale of broadcast assets and our determination to amortize our remaining cable distribution rights over the remaining term of the underlying agreements. In 1998, we began entering into cable distribution agreements for periods generally up to ten years in markets where we do not own a television station. Certain of these cable distribution agreements also provided us with some level of promotional advertising to be run at the discretion of the cable operator, primarily during the first few years to support the launch of the PAX TV network on the cable systems. We had been amortizing these assets on an accelerated basis, which gave effect to the advertising component included in these agreements. The remaining unamortized cost, which was being amortized over seven years, will be amortized over the remaining contractual life of the agreements. In 2003, we determined that we had previously over-amortized certain of these assets and recorded a $6.9 million reduction of amortization expense. The decrease in depreciation and amortization expense was offset, in part, by an impairment charge in the amount of $5.4 million recorded in 2003 in connection with a purchase option on a television station. This impairment existed in periods prior to 2003.

     In May 2003, we completed the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for $20.0 million resulting in a pre-tax gain of approximately $12.3 million. In April 2003, we completed the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market, for an aggregate of $10.0 million resulting in a pre-tax gain of approximately $3.1 million. In April 2003, we completed the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million resulting in a pre-tax gain of approximately $9.9 million. In February 2003, we completed the sale of our television station KPXF, serving the Fresno, California market, for $35.0 million resulting in a pre-tax gain of approximately $26.6 million.

     In October 2003, we granted 3,598,750 options under our 1998 Stock Incentive Plan, as amended (the "Plan"), to purchase one share of our Class A common stock at an exercise price of $0.01 per share to certain employees and directors.

The options provided for a one business day exercise period. All holders of the options exercised their options and received Class A common stock subject to vesting restrictions. The awards included retention grants totaling 2,278,000 shares which will vest in their entirety at the end of a five year period. Of the remaining awards, 1,000,750 will vest ratably over a three year period and 320,000 will vest ratably over a five year period. The option grants resulted in non-cash stock based compensation expense of approximately $18.3 million, which will be recognized on a straight-line basis over the vesting period of the awards. For the year ended December 31, 2003, we recognized approximately $1.5 million in stock based compensation expense in connection with these grants. Approximately $5.7 million will be recognized in 2004, and the remaining $11.1 million will be recognized between 2005 and 2008.

     In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer new options under the Plan to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under our stock option plans and 1.8 million non qualified options issued in addition to the options granted under our stock option plans were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan's provisions, at the holders' elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.6 million, of which approximately $8.5 million related to vested and unvested shares issued upon exercise of the new options was recognized in the year ended December 31, 2003 and the remaining $0.1 million will be recognized on a straight-line basis over the remaining vesting period of the modified awards. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options is being recognized on a straight-line basis over the remaining vesting period of the modified awards ($2.3 million recognized in the year ended December 31, 2003).

     Interest expense for the year ended December 31, 2003 increased to $92.2 million from $85.2 million in 2002. The increase is primarily due to higher accretion on our 12 1/4% senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock resulted from the classification of our 14 1/4% Junior Exchangeable Preferred Stock as a liability in accordance with SFAS 150. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--New Accounting Pronouncements" for additional discussion of SFAS 150 and its effect on the classification of our mandatorily redeemable preferred stock. Interest income for the year ended December 31, 2003 increased to $3.4 million from $2.4 million in 2002. The increase is primarily due to higher average cash and short-term investment balances in 2003 resulting from proceeds from asset sales.


RESTATED RESULTS OF OPERATIONS: YEARS ENDED DECEMBER 31, 2002 AND 2001

     Gross revenues increased 4.2% to $321.9 million for the year ended December 31, 2002 from $308.8 million for 2001. This increase is primarily attributable to higher station and network advertising revenues. Television station revenues increased 9% primarily due to increased television spot advertising revenues in our local markets and favorable results from our JSA agreements. Network spot revenues increased 5% and network long form revenues increased 1% compared to 2001 primarily due to increased distribution of PAX-TV.

     Our revenues during the years ended December 31, 2002 and 2001 were negatively affected by the temporary loss and continued impairment of the broadcast signal of our New York television station when our antenna, transmitter and other broadcast equipment were destroyed upon the collapse of the World Trade Center on September 11, 2001. We are currently broadcasting from a tower located on the Empire State Building in Manhattan, and are continuing to evaluate several alternatives to improve our signal through transmission from other locations. We expect, however, that it could take several years to replace the signal we enjoyed at the World Trade Center location with a comparable signal. The loss of a significant portion of our over-the-air viewership in the New York market has had a negative effect on our revenues as a result of lower ratings for the PAX TV network and our station serving the New York market. We have property and business interruption insurance coverage to mitigate the losses sustained. Insurance recoveries are recognized in the period they become probable of collection and can be reasonably estimated. During 2002, we received $4.3 million of insurance proceeds, $2.7 million of which related to property/extra expense and $1.6 million related to business interruption. We are involved in litigation with our insurer over these matters and are presently unable to estimate the amount of additional insurance proceeds we will receive, if any.

     Programming and broadcast operations expenses were $51.2 million during the year ended December 31, 2002 compared with $43.0 million in 2001. This increase is primarily due to higher music license fees and tower rent expense for previously owned towers that we sold in 2001. Program rights amortization expense was $78.0 million during the year ended December 31, 2002 compared with $84.8 million for 2001. The decrease is due to a greater mix of lower cost original programming as compared with 2001 as well as the lower carrying value of our programming assets resulting from net realizable value adjustments. Selling, general and administrative expenses were $132.3 million during the year ended December 31, 2002 compared with $119.4 million for 2001. The increase is primarily due to legal costs associated with the NBC arbitration and the 700 MHz spectrum auction, higher advertising expenses associated with the launch of our 2002/2003 broadcast season and higher insurance costs. Stock-based compensation expense was $3.8 million during the year ended December 31, 2002 compared with $10.2 million for 2001. This decrease is due to a reduction in options vesting in the year ended December 31, 2002 compared with 2001. The programming rights adjustment to net realizable value described below was $41.3 million during the year ended December 31, 2002 compared with $67.0 million for 2001. Depreciation and amortization expense was $58.5 million during the year ended December 31, 2002 compared with $97.3 million for 2001. This decrease is due primarily to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which requires that goodwill and intangible assets with indefinite lives, including FCC license intangible assets, be tested for impairment annually rather than amortized over time. As a result of the new accounting standard, our amortization expense is now significantly lower as we no longer amortize our FCC license intangible assets.

     During 2002 we issued options to purchase shares of Class A common stock to certain members of management and employees under our stock compensation plans. As of December 31, 2002, there were 9,103,336 options outstanding under these plans. In addition to these options, we granted options to purchase 2,322,500 shares of Class A common stock to members of senior management and others. In connection with option grants, we recognized stock-based compensation expense of approximately $3.8 million and $10.2 million in 2002 and 2001, respectively.

     As previously described, in January 2003, we modified our programming schedule by reducing the number of hours of entertainment programming on the PAX TV network primarily during the daytime period and replacing such hours with long form paid programming. As a result of this change, we no longer plan to air certain syndicated and original programs. Therefore, we revised our estimate of the future advertising revenues to be generated related to these programs and recognized a charge of approximately $38.4 million in the fourth quarter of 2002 related to these programming assets. Additionally, as further described below, in the second quarter of 2002 we recorded a $2.9 million accrued programming loss related to programming commitments for Touched By An Angel.

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

     As further described below, during 2002 we recorded an increase in our deferred tax asset valuation allowance totaling approximately $168.6 million resulting from changes in accounting for the amortization of our FCC license intangible assets upon adoption of SFAS 142.

RESTRUCTURING ACTIVITIES

     During the fourth quarter of 2002, we adopted a plan to consolidate certain of our operations, reduce personnel and modify our programming schedule in order to significantly reduce our cash operating expenditures. In connection with this plan, we recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million in costs associated with exiting leased properties and the consolidation of certain operations. Through December 31, 2003, we have paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. We have accounted for these costs pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which we early adopted in the fourth quarter of 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" which has been nullified under SFAS No. 146. As such, we will recognize additional restructuring costs as they are incurred.

INCOME TAXES

     Upon adoption of SFAS No. 142 on January 1, 2002, we no longer amortize our FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, we are required under FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), to recognize deferred tax liabilities and assets for temporary differences related to the FCC license intangible assets and the tax-deductible portion of these assets. Prior to the adoption of SFAS 142, we considered our deferred tax liabilities related to the FCC license intangible assets as a source of future taxable income in assessing the realization of our deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the FCC license intangible assets become impaired or be disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, we were required to record an increase in our deferred tax asset valuation allowance totaling approximately $158.2 million during the first quarter of 2002. In addition, we continue to record increases in our valuation allowance based on increases in the deferred tax liabilities and assets for temporary differences related to the FCC license intangible assets.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a "30-day letter" proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the "30-day letter" offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable as of December 31, 2003 to be approximately $16.6 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand and our net working capital. As of December 31, 2003, we had $110.1 million in cash and cash equivalents and short-term investments and we had working capital of approximately $67.1 million. During the year ended December 31, 2003, our cash and cash equivalents and short-term investments increased by approximately $67.2 million due primarily to proceeds from the asset sales described below. We believe that our cash on hand as well as cash provided by future operations, net working capital and the proceeds from the remaining planned asset sale referred to below will provide the liquidity necessary to meet our obligations and financial commitments through at least the next twelve months. If we were unable to complete the identified asset sale or our financial results were not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

     Cash provided by (used in) operating activities was approximately $32.9 million, $(75.4) million and $(60.8) million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts reflect cash generated or used in connection with the operation of PAX TV, including the related programming rights and cable distribution rights payments and interest payments on our debt. The improvement for the year ended December 31, 2003 is due to improved operating results from the modification of our programming schedule and other restructuring activities as well as reduced programming payments in the period. In addition, our accounts receivable have declined significantly as a result of our increased revenue contribution from long form advertising, which is generally paid in advance.

     Cash provided by (used in) investing activities was approximately $60.9 million, $(7.7) million and $48.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts include proceeds from the sale of broadcast assets, capital expenditures and short term investment transactions. During the year ended December 31, 2003, we raised $83.3 million in proceeds from the sale of broadcast assets in completion of our liquidity plan to raise $100 million. These asset sales included the sale of our television station KPXF, serving the Fresno, California market, to Univision Communications, Inc. for $35.0 million, which we completed in February 2003; the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market for an aggregate purchase price of $10.0 million, which we completed in April 2003; the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million, which we completed in April 2003; and the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for approximately $20.0 million, which we completed in May 2003. We realized aggregate pre-tax gains of approximately $51.9 million on these 2003 sales. In addition, we have signed a definitive agreement to sell the assets of our television station KPXJ, serving the Shreveport, Louisiana market, for $10.0 million. The sale of KPXJ is expected to close in the first half of 2004. The Company has an option to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $40.0 million of which $4.0 million was paid for the option to purchase these stations. The owners of these stations also have the right to require the Company to purchase these stations at any time after January 1, 2005 through December 31, 2006. These stations are currently operating under TBAs with the Company.

     Cash (used in) provided by financing activities was $(22.5) million, $25.0 million and $44.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts include the proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments. Also included are payments of employee withholding taxes on option exercises in connection with the January 2003 stock option exchange offer and proceeds from the January 2002 and July 2001 refinancings described below, as well as the related principal repayments, redemption premiums, preferred stock redemptions and refinancing costs.

     Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $26.7 million in 2003, $31.2 million in 2002 and $35.2 million in 2001. The FCC mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC which have been granted with limited exceptions. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC's timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently own or operate 37 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received construction permits from the FCC and will be completing the buildout on twelve stations during 2004, we are awaiting construction permits from the FCC with respect to six of our television stations and six of our television stations have not received a digital channel allocation and therefore will not be converted until the end of the digital transition. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $13 million over the next two to three years to complete the conversion. We will likely fund these expenditures from cash on hand and proceeds from our remaining planned asset sale.

     During 2002, we sold our television station WPXB, serving the Merrimack, New Hampshire market, to NBC for $26 million and realized a pre-tax gain of approximately $24.5 million. During 2001, we sold our interests in five television stations for aggregate consideration of $31.9 million and realized pre-tax gains of approximately $11.6 million.

     During 2001, we acquired the assets of three television stations for total consideration of $30.8 million, of which $16.1 million was paid in prior years, and we paid $1.0 million to acquire the minority interest in a station acquired in 1998.

     In December 2001, we completed the sale and leaseback of certain of our tower assets for aggregate proceeds of $34.0 million. This transaction resulted in a gain of approximately $5.2 million which has been deferred and is being recognized over the lease term as a reduction of rent expense. As part of the transaction, we entered into operating leases related to both our analog and digital antennas at these facilities for terms of up to 20 years. Annual rent expense over the lease term is approximately $4.0 million. For certain tower assets with a net book value of approximately $2.7 million as of December 31, 2003, we were unable to transfer title or assign leases to the buyer at closing. We are in the process of transferring title and assigning leases to the buyer. In the interim, we entered into management agreements with the buyer on terms consistent with the operating leases.

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

     On July 12, 2001, we completed a $560 million financing consisting of a $360 million senior credit facility and $200 million of 10 3/4% senior subordinated notes due 2008. Proceeds from the initial funding under the senior credit facility and the 10 3/4% senior subordinated notes offering were used to repay all of our indebtedness and obligations under our previously existing credit facilities, which were scheduled to mature in June 2002, to redeem our 11 5/8% senior subordinated notes and our 12% redeemable preferred stock and to pay redemption premiums, fees and expenses in connection with the refinancing. The 10 3/4% senior subordinated notes are due in 2008 and interest on the notes is payable on January 15 and July 15 of each year. In 2001, we recognized a loss related to early extinguishment of debt totaling approximately $9.9 million resulting primarily from the write-off of unamortized debt costs related to the refinanced indebtedness and the redemption premium and costs associated with the repayment of the 11 5/8% senior subordinated notes.

    On January 12, 2004, we completed a private offering of $365.0 million of senior secured floating rate notes. The senior notes bear interest at the rate of LIBOR plus 2.75% per year and will mature on January 10, 2010. We may redeem the senior notes at any time at specified redemption prices. The senior notes are secured by substantially all of our assets. In addition, a substantial portion of the senior secured notes are unconditionally guaranteed, on a joint and several senior secured basis, by all of our subsidiaries. The indenture governing the senior secured notes contains certain covenants which, among other things, restrict the incurrence of additional indebtedness, the payment of dividends, transactions with related parties, certain investments and transfers or sales of certain assets. The proceeds from the offering were used to repay in full the outstanding indebtedness under our senior credit facility described below, pre-fund letters of credit supported by the revolving credit portion of the Company's previously existing senior credit facility and pay fees and expenses incurred in connection with the transaction.

     The $360.0 million senior credit facility that was refinanced with the proceeds of the January 2004 offering consisted of a $25.0 million revolving credit facility maturing June 2006, a $50.0 million Term A facility maturing December 2005, of which $49.8 million was outstanding at December 31, 2003 ($48.0 million as of December 31, 2002), and a $285.0 million Term B facility maturing June 2006, of which $277.9 million was outstanding at December 31, 2003 ($280.7 million as of December 31, 2002). The revolving credit facility was available for general corporate purposes. We used the Term A portion of the facility to fund the majority of our capital expenditures in 2002. The interest rate under the bank facility, as amended, was LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% at our option. At December 31, 2003 and 2002, there was $8.0 million and $25.0 million, respectively, in borrowings outstanding under the revolving credit facility and $16.6 million in outstanding letters of credit as of December 31, 2003 (no letters of credit were outstanding at December 31, 2002).

    In connection with the senior credit facility, we entered into a variable to fixed interest rate swap in the notional amount of $144.0 million to hedge the impact of interest rate changes on a portion of our variable rate indebtedness. The interest rate swapped matured on October 15, 2003 and was not renewed. The fixed rate under the swap was 3.64% (6.89% including the spread over LIBOR under our senior credit facility) and variable rates were indexed to LIBOR.

     The terms of the indentures governing our senior notes and senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for refinancing indebtedness. The certificates of designation of two of our outstanding series of preferred stock contain similar covenants.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believe would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued to us a "30-day letter" proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but cannot predict the outcome of this matter at this time, and may not prevail. In addition, the "30-day letter" offered us an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $16.6 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

    As of December 31, 2003, we were obligated under the terms of our credit agreement, indentures, programming contracts, cable distribution agreements and operating lease agreements and employment contracts as of December 31, 2003 to make future payments as follows (in thousands):

                                          2004      2005       2006         2007       2008     THEREAFTER     TOTAL
                                       --------   --------   ---------   ---------   --------   ----------   -----------
Senior subordinated notes and bank
financing (1)...................       $     61   $     65   $      71   $      79   $200,086   $ 832,031    $ 1,032,393
Obligations for program rights and
program rights commitments......         47,500      6,810       1,092          --         --          --         55,402
Obligations to CBS..............         19,556     18,513       9,191          --         --          --         47,260
Cable agreements................          2,494        283          --          --         --          --          2,777
Operating leases and
  employment contracts..........         18,055     17,098      16,828      16,380     13,676     111,931        193,968
                                       --------   --------   ---------   ---------   --------   ---------    -----------
                                       $ 87,666   $ 42,769   $  27,182   $  16,459   $213,762   $ 943,962    $ 1,331,800
                                       ========   ========   =========   =========   ========   =========    ===========

(1) After considering the terms of the January 2004 refinancing of the senior credit facility.


     See the accompanying consolidated financial statements for a summary of the redemption features of our mandatorily redeemable preferred stock.

    As of December 31, 2003, obligations for programming rights and program rights commitments require collective payments by the Company of approximately $55.4 million as follows (in thousands):

                               OBLIGATIONS FOR
                                   PROGRAM        PROGRAM RIGHTS
                                   RIGHTS           COMMITMENTS       TOTAL
                               ---------------    --------------      -----
2004.......................       $35,382            $12,118         $47,500
2005.......................         6,810                 --           6,810
2006.......................         1,092                 --           1,092
                                  -------            -------         -------
                                  $43,284            $12,118         $55,402
                                  =======            =======         =======

     On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. ("CBS") and Crown Media United States, LLC ("Crown Media") to sublicense our rights to broadcast the television series Touched By An Angel ("Touched") to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002.

Under the terms of the agreement with Crown Media, we are to receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period that commenced in August 2002 and the remaining $8.8 million, for the 2002/2003 season, is to be paid over a three-year period that commenced in August 2003. In addition, the agreement with Crown Media provides that Crown Media is obligated to sublicense from the Company future seasons of Touched should CBS renew the series. As further described below, CBS did not renew Touched for the 2003/2004 season.

     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of December 31, 2003, amounts due or committed to CBS totaled approximately $47.3 million. The transaction resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

     We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of December 31, 2003, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $25.4 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media's rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

     Under our agreement with CBS, we were required to license future seasons of Touched from CBS upon the series being renewed by CBS. Under our sublicense agreement with Crown Media, Crown Media was obligated to sublicense such future seasons from us. Our financial obligation to CBS for future seasons exceeded the sublicense fees to be received from Crown Media, resulting in accrued programming losses to the extent the series was renewed in future seasons. During the second quarter of 2002, upon the decision by CBS to renew Touched for the 2002/2003 season, we became obligated to license the 2002/2003 season, resulting in an accrued programming loss of approximately $10.7 million. This amount was offset in part by a decrease in our estimated loss on the 2001/2002 season of approximately $7.8 million, resulting in a net accrued programming loss of $2.9 million. The change in estimate for the 2001/2002 season was due to the sublicensing agreement with Crown Media and a lower number of episodes produced than previously estimated. In 2003, CBS determined that it would not renew Touched for the 2003/2004 season.

     Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of December 31, 2003, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):


                                    OBLIGATIONS
                                        TO        AMOUNTS DUE FROM
                                        CBS          CROWN MEDIA     NET AMOUNT
                                    -----------   ----------------   ----------
2004.............................     $19,556          $(15,800)      $ 3,756
2005.............................      18,513           (10,439)        8,074
2006.............................       9,191            (1,711)        7,480
                                      -------          --------       -------
                                       47,260           (27,950)       19,310
Amount representing interest.....          --             2,527         2,527
                                      -------          --------       -------
                                      $47,260          $(25,423)      $21,837
                                      =======          ========       =======


As of December 31, 2003, obligations for cable distribution rights require collective payments by us of approximately $2.5 million in 2004 and $0.3 million in 2005.

NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2003, we adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other matters, SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required gains and losses from extinguishments of debt to be classified as extraordinary items, net of related income taxes. As a result, debt extinguishments used as part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. In connection with our July 2001 and January 2002 refinancings, we recognized losses due to early extinguishment of debt amounting to $9.9 million and $17.6 million, respectively, resulting primarily from redemption premiums and the write-off of unamortized debt costs associated with each refinancing. This loss was classified as an extraordinary item in our previously issued financial statements. Because of the adoption of SFAS No. 145 in 2003, we have reclassified this loss to other income (expense) in the consolidated statements of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We early adopted the provisions of SFAS No. 146 in the fourth quarter of 2002.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Currently, we account for stock option plans under the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. We do not intend to change our accounting policy with regard to stock based compensation and there was no impact on our financial position, results of operations or cash flows upon adoption of SFAS No.148.

    In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51" ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 is not expected to have any impact on our financial position, results of operations or cash flows.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock such as the Company's 14 1/4% Junior Exchangeable Preferred Stock. SFAS No. 150 is effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We adopted SFAS No. 150 effective July 1, 2003. Upon adoption, we recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods is not permitted upon adoption of SFAS No. 150. Our 9 3/4% Series A Convertible Preferred Stock and 8% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS No. 150 because of their equity conversion features.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The tables below provide information about our market sensitive financial instruments and constitute "forward-looking statements." All items described are non-trading.

    Our primary market risk exposure is changing interest rates. We manage interest rate risks through the use of a combination of fixed and floating rate debt. We use interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. Expected maturity dates for variable rate debt and interest rate swaps in the tables below are based upon contractual maturity dates, after giving effect to the January 2004 refinancing of the senior credit facility. Average interest rates on variable rate debt and average variable rates under interest rate swaps are based on implied forward rates in the yield curve at the reporting date.

    Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. The fair value of variable rate debt approximates the carrying value since interest rates are variable and thus approximate current market rates. The fair value of interest rate swaps is determined from dealer quotations and represents the discounted future cash flows through maturity or expiration using current rates. The fair value is effectively the amount we would pay or receive to terminate the agreements.

    At December 31, 2003 we had $335.6 million of floating rate indebtedness outstanding under our senior credit facility, excluding letters of credit, which are not subject to interest rate risk. As discussed in further detail in "Item 7- Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources", we refinanced the senior credit facility with the proceeds of our January 2004 offering of $365 million senior secured floating rates notes. The table below reflects the balance of the senior credit facility at December 31, 2003, after giving effect to the interest rate and maturity date applicable to the new senior secured floating rate notes. The senior secured floating rate notes bear interest at a rate of LIBOR plus 2.75% per year, with the LIBOR rate being reset quarterly. The senior secured floating rate notes mature in January 2010. Additionally, at December 31, 2003, we had $0.5 million of floating rate indebtedness outstanding under a mortgage for our headquarters building. The mortgage bears interest at a rate of the U.S. Treasury Index for Five Year Notes plus 2.85% per year, reset once every five years. The final maturity date for the mortgage is June 2010.


                                                                                                                    FAIR VALUE
                                                    EXPECTED MATURITY DATE                                         DECEMBER 31,
DECEMBER 31, 2003         2004         2005         2006         2007        2008      THEREAFTER     TOTAL            2003
                          ----         ----         ----         ----        ----      ----------     -----        ------------
 (IN THOUSANDS)
Variable rate debt....    $  61        $  65        $  71        $  79       $  86      $335,768     $336,130        $336,130
  Average interest
   rates.............      9.59%        8.63%        7.66%        7.66%       7.66%        6.76%

                                                                                                                    FAIR VALUE
                                                    EXPECTED MATURITY DATE                                         DECEMBER 31,
DECEMBER 31, 2002         2003         2004         2005         2006        2007      THEREAFTER     TOTAL            2002
                          ----         ----         ----         ----        ----      ----------     -----        ------------
 (IN THOUSANDS)
Variable rate debt....  $  3,144      $3,385       $50,199     $297,247      $  78       $ 230       $354,283        $354,283
  Average interest
  rates...............      4.74%       5.62%         6.46%        7.42%      7.86%       7.86%
Interest rate swap....   144,000          --            --           --         --          --        144,000          (3,146)
  Average pay rate....      6.89%
  Average receive rate      4.64%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

    The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2003 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2003 our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition, we reviewed our internal control over financial reporting and have determined that we had a material weakness relating to the analysis, documentation, and application of appropriate accounting principles for certain significant transactions consummated between 1997 and 2000. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud, in amounts that would be material in relation to the financial statements being audited, may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The transactions in question include but are not limited to:

     1. The acquisition of several television stations in transactions structured as purchases of the outstanding stock of the entities owning the stations; and

     2. The contractual rights relating to cable and satellite distribution agreements entered into for the purpose of gaining distribution for the PAX-TV network.

     We have examined the historical accounting for these transactions and believe that our financial statements now reflect the appropriate accounting in accordance with generally accepted accounting principles. Furthermore, we believe that we now have in place personnel with the appropriate levels of financial expertise to properly analyze, document and apply the appropriate accounting principles to future complex or significant transactions.

     Other than correcting the material control weakness identified above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 21, 2004.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 21, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 21, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 21, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on May 21, 2004.

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

    3. For Exhibits see Item 15(c), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.27, 10.28, 10.157, 10.207, 10.208, 10.208.1,
10.208.2, 10.224, 10.225, 10.226, 10.227, and 10.228 of Item 15(c) below.

    (b) Reports on Form 8-K.

The Company submitted to the Securities and Exchange Commission a Current Report on Form 8-K, dated November 12, 2003, disclosing the Company's financial results for the third quarter ended September 30, 2003. This Form 8-K was furnished pursuant to Item 9, "Regulation FD Disclosure," of Form 8-K and not filed.

    The Company filed a Form 8-K, dated November 13, 2003, under Item 5. "Other Events" reporting that the Company received notice from NBC that NBC has exercised its redemption right under its investment agreement with the Company with respect to the Company's Series B Convertible Exchangeable Preferred Stock held by NBC.

    The Company filed a Form 8-K, dated December 10, 2003, under Item 5. "Other Events" reporting the audited consolidated financial statements of the Company as of, and for the nine month period ended on, September 30, 2003, together with the report of the Company's independent certified public accountants, Ernst & Young LLP.


The Company submitted to the Securities and Exchange Commission a Current Report on Form 8-K, dated December 10, 2003, disclosing that the Company had commenced a private offering of senior secured floating rate notes. This Form 8-K was furnished pursuant to Item 9, "Regulation FD Disclosure," of Form 8-K and not filed.


    (c) List of Exhibits:

    EXHIBIT
     NUMBER                           DESCRIPTION OF EXHIBITS
    -------         -----------------------------------------------------------
     3.1.1   --     Certificate of Incorporation of the Company (2)
     3.1.6   --     Certificate of Designation of the Company's 9 3/4% Series A
                    Convertible Preferred Stock (7)
     3.1.7   --     Certificate of Designation of the Company's 13 1/4%
                    Cumulative Junior Exchangeable Preferred Stock (7)
     3.1.8   --     Certificate of Designation of the Company's 8% Series B
                    Convertible Exchangeable Preferred Stock (8)
     3.1.9   --     Certificate of Amendment to the Certificate of Incorporation
                    of the Company (17)
     3.2     --     Bylaws of the Company (11)
     4.4     --     Investment Agreement, dated as of September 15, 1999, by and between the Company and National Broadcasting Company, Inc.
                    (8)
     4.4.1   --     Stockholder Agreement, dated as of September 15, 1999, among the Company, National Broadcasting Company, Inc., Lowell W.
                    Paxson, Second Crystal Diamond Limited Partnership and
                    Paxson Enterprises, Inc. (8)
     4.4.2   --     Class A Common Stock Purchase Warrant, dated September 15,
                    1999, with respect to up to 13,065,507 shares of Class A
                    Common Stock (8)
     4.4.3   --     Class A Common Stock Purchase Warrant, dated September 15,
                    1999, with respect to up to 18,966,620 shares of Class A
                    Common Stock (8)
     4.4.5   --     Form of Indenture with respect to the Company's 8% Exchange
                    Debentures due 2009 (8)
     4.4.6   --     Registration Rights Agreement, dated September 15, 1999,
                    between the Company and National Broadcasting Company, Inc.
                    (8)
     4.5     --     Indenture, dated as of June 10, 1998, by and between the
                    Company, the

                    Guarantors named therein and the Bank of New York, as Trustee, with respect to the New Exchange Debentures (7)

     4.6     --     Indenture, dated as of July 12, 2001, among the Company, the
                    Subsidiary Guarantors party thereto, and The Bank of New
                    York, as Trustee, with respect to the Company's 10 3/4%
                    Senior Subordinated Notes due 2008 (12)
     4.7     --     Amended and Restated Credit Agreement, dated as of May 5,
                    2003, among the Company, the Lenders party thereto, the
                    Issuers party thereto, Citicorp USA, Inc., as administrative agent for the Lenders and the Issuers and as collateral
                    agent for the Secured Parties, Union Bank of California,
                    N.A., as syndication agent for the Lenders and the Issuers, and General Electric Capital Corporation, as documentation agent for the Lenders and the Issuers (16)
     4.7.1   --     Amendment No. 1, dated as of September 19, 2003, between the
                    Company and Citicorp USA, Inc., as administrative agent for the Lenders and the Issuers and as collateral agent for the
                    Secured Parties (18)
     4.8     --     Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New
                    York, as Trustee, with respect to the Company's 12 1/4%
                    Senior Subordinated Discount Notes due 2009 (14)
     4.9     --     Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New
                    York, as Trustee, with respect to the Company's Senior
                    Secured Floating Rate Notes due 2010
     10.27   --     Paxson Communications Corp. Profit Sharing Plan (1)
     10.28   --     Paxson Communications Corp. Stock Incentive Plan (1)
     10.83.1 --     Facility Lease Agreement, dated as of July 1, 2003, by and between the Company and The Christian Network, Inc. (18)
     10.157  --     Paxson Communications Corporation 1996 Stock Incentive Plan
                    (4)
     10.183  --     Stock Purchase Agreement, dated September 9, 1997, by and
                    among Channel 46 of Tucson, Inc., Paxson Communications of
                    Tucson-46, Inc. and Sungilt Corporation, Inc. (5)
     10.186  --     Option Agreement, dated November 14, 1997, by and between
                    the Company and Flinn Broadcasting Corporation for
                    Television station WCCL-TV, New Orleans, Louisiana (6)
     10.187  --     Option Agreement, dated November 14, 1997, by and between
                    the Company and Flinn Broadcasting Corporation for
                    Television station WFBI-TV, Memphis, Tennessee (6)
     10.193  --     Programming Agreement, dated August 11, 1998, by and between
                    Paxson Communications of Chicago-38, Inc. and Christian
                    Communications of Chicagoland Inc. (6)
     10.207  --     Agreement, dated December 16, 2002, by and between the
                    Company and Jeffrey Sagansky (15)
     10.208  --     Employment Agreement, dated October 16, 1999, by and between the Company and Lowell W. Paxson (9)
     10.208.1--     Amendment to Employment Agreement, dated as of December 16,
                    2002, by and between the Company and Lowell W. Paxson (15)
     10.208.2--     Amendment No. 2 to Employment Agreement, dated as of January
                    15, 2004 between the Company and Lowell W. Paxson
     10.209  --     Asset Purchase Agreement, dated November 21, 1999, by and
                    between the Company and DP Media, Inc. (9)
     10.209.1--     Restated and Amended Asset Purchase Agreement, dated
                    November 21, 1999, by and between Paxson Communications
                    Corporation and DP Media (10)
     10.210  --     Asset Purchase Agreement dated April 30, 1999, by and
                    between DP Media of Boston, Inc. and Boston University
                    Communications, Inc. for television stations WABU (TV),
                    Boston, MA WZBU (TV), Vineyard Haven, MA WNBU (TV), Concord,
                    NH and Low Power television station W67BA (TV) Dennis, MA
                    (9)
     10.217  --     Indenture, dated as of July 12, 2001, among the Company, the
                    Subsidiary Guarantors party thereto, and The Bank of New
                    York, as Trustee, with respect to the Company's 10 3/4%
                    Senior Subordinated Notes due 2008 (incorporated by
                    reference to Exhibit 4.6) (12)
     10.218  --     Registration Rights Agreement, dated July 12, 2001, among
                    the Company, the Subsidiary Guarantors party thereto, and Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner &
                    Smith, Incorporated, CIBC World Markets Corp. and Bear,

                    Stearns & Co. Inc., as Initial Purchasers (13)
     10.219  --     First Supplemental Indenture, dated as of August 2, 2001, by and among the Company, S&E Network, Inc., the Subsidiary
                    Guarantors party thereto, and The Bank of New York, as
                    Trustee (13)
     10.220  --     Purchase Agreement, dated June 29, 2001, among by the
                    Company, the Subsidiary Guarantors party thereto, and
                    Salomon Smith Barney Inc., Merrill Lynch, Pierce, Fenner &
                    Smith, Incorporated, CIBC World Markets Corp. and Bear,
                    Stearns & Co. Inc., as Initial Purchasers (14)
     10.221  --     Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New
                    York, as Trustee, with respect to the Company's 12 1/4%
                    Senior Subordinated Discount Notes due 2009 (incorporated by reference to Exhibit 4.8) (14)
     10.222  --     Registration Rights Agreement, dated January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and
                    Salomon Smith Barney Inc., UBS Warburg LLC, Bear, Stearns &
                    Co. Inc. and Credit Suisse First Boston Corporation, as
                    Representatives of the Initial Purchasers (14)
     10.223  --     Purchase Agreement, dated January 7, 2002, among by the
                    Company, the Subsidiary Guarantors party thereto, and
                    Salomon Smith Barney Inc., UBS Warburg LLC, Bear, Stearns &
                    Co. Inc., and Credit Suisse First Boston Corporation, as
                    representatives of the Initial Purchasers (14)
     10.224  --     Amended and Restated Employment Agreement, by and between
                    the Company and Anthony L. Morrison, effective January 1,
                    2004
     10.225  --     Amended and Restated Employment Agreement, by and between
                    the Company and Dean M. Goodman, effective January 1, 2004
     10.226  --     Amended and Restated Employment Agreement, by and between
                    the Company and Thomas E. Severson, Jr., effective January
                    1, 2004
     10.227  --     Amended and Restated Employment Agreement, by and between
                    the Company and Seth A. Grossman, effective January 1, 2004
     10.228  --     Paxson Communications Corporation 1998 Stock Incentive Plan,
                    as amended (16)
     10.229  --     Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of
                    New York, as Trustee, with respect to the Company's Senior
                    Secured Floating Rate Notes due 2010 (incorporated by
                    reference to Exhibit 4.9)
     10.230  --     Purchase Agreement, dated January 5, 2004, among the
                    Company, the Subsidiary Guarantors party thereto, and
                    Citigroup Global Markets Inc., Bear, Stearns & Co. Inc., and
                    CIBC World Markets Corp., as representatives of the Initial
                    Purchasers
     14.1    --     Code of Ethics and Business Conduct
     21      --     Subsidiaries of the Company
     23.1    --     Consent of Ernst & Young LLP
     23.2    --     Consent of PricewaterhouseCoopers LLP
     31.1    --     Certification by the Chief Executive Officer of Paxson
                    Communications Corporation pursuant to Rule 13a-14 under the
                    Securities Exchange Act of 1934, as amended
     31.2    --     Certification by the Chief Financial Officer of Paxson
                    Communications Corporation pursuant to Rule 13a-14 under the
                    Securities Exchange Act of 1934, as amended
     32.1    --     Certification by the Chief Executive Officer of Paxson
                    Communications Corporation pursuant to 18 U.S.C. Section
                    1350 as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
     32.2    --     Certification by the Chief Financial Officer of Paxson
                    Communications Corporation pursuant to 18 U.S.C. Section
                    1350 as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
     99.1    --     Tax Exemption Savings Agreement, dated May 15, 1994, between the Company and The Christian Network, Inc. (3)
----------

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

   (8) Filed with the Company's Form 8-K dated September 15, 1999 and incorporated herein by reference.

   (9) Filed with the Company's Annual Report on Form 10-K, dated December 31, 1999, and incorporated herein by reference.

   (10) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 2000, and incorporated herein by reference.

   (11) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

   (12) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

   (13) Filed with the Company's Registration Statement on Form S-4, as amended, filed September 10, 2001, Registration No. 333-69192, and incorporated herein by reference.

   (14) Filed with the Company's Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

   (15) Filed with the Company's Annual Report on Form 10-K, dated December 31, 2002, and incorporated herein by reference.

   (16) Filed with the Company's Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

   (17) Filed with the Company's Quarterly Report on Form 10-Q, dated June 30, 2003, and incorporated herein by reference.

   (18) Filed with the Company's Quarterly Report on Form 10-Q, dated September 30, 2003, and incorporated herein by reference.

         (d) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm Beach, State of Florida, on March 31, 2004.

                                   PAXSON COMMUNICATIONS
                                   CORPORATION


                                   By:    /s/ LOWELL W. PAXSON
                                      -----------------------------------------
                                              Lowell W. Paxson
                                         Chairman of the Board and
                                          Chief Executive Officer
                                       (Principal Executive Officer)

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


              SIGNATURES                                         TITLE                                DATE
              ----------                                         -----                                ----
/s/ LOWELL W. PAXSON                 Chairman of the Board, Director and Chief Executive        March 31, 2004
---------------------------------    Officer (Principal Executive Officer)
           Lowell W. Paxson

/s/ THOMAS E. SEVERSON, JR           Senior Vice President and Chief Financial Officer          March 31, 2004
---------------------------------    (Principal Financial Officer)
       Thomas E. Severson, Jr.

/s/ RICHARD GARCIA                   Vice President, Chief Accounting Officer and               March 31, 2004
---------------------------------    Corporate Controller (Principal Accounting Officer)
            Richard Garcia

/s/ BRUCE L. BURNHAM                 Director                                                   March 31, 2004
---------------------------------
           Bruce L. Burnham

/s/ JAMES L. GREENWALD               Director                                                   March 31, 2004
---------------------------------
          James L. Greenwald

/s/ JOHN E. OXENDINE                 Director                                                   March 31, 2004
---------------------------------
           John E. Oxendine

/s/ HENRY J. BRANDON                 Director                                                   March 31, 2004
---------------------------------
           Henry J. Brandon

                        PAXSON COMMUNICATIONS CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                       Page
                                                                                       ----
Report of Independent Certified Public Accountants.................................    F-2
Report of Independent Certified Public Accountants.................................    F-3
Consolidated Balance Sheets........................................................    F-4
Consolidated Statements of Operations..............................................    F-5
Consolidated Statements of Changes in Stockholders' Deficit........................    F-6
Consolidated Statements of Cash Flows..............................................    F-7
Notes to Consolidated Financial Statements.........................................    F-8
Financial Statement Schedule Schedule II--Valuation and Qualifying Accounts........    F-47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Paxson Communications Corporation:

     We have audited the accompanying consolidated balance sheet of Paxson Communications Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paxson Communications Corporation at December 31, 2003 and the consolidated results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 14 to the consolidated financial statements, effective July 1, 2003, the Company changed its method of accounting for mandatorily redeemable preferred stock.



                                                           /s/ Ernst & Young LLP

Fort Lauderdale, Florida
March 26, 2004, except for the second paragraph of Note 20 as to which the date is March 31, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Paxson Communications Corporation:

     In our opinion, the consolidated financial statements referred to under
Item 15(a)(1) on page 45 and listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Paxson Communications Corporation and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to under Item 15(a)(2) on page 45 and listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2, the Company has restated its consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, of stockholders' deficit and of cash flows for the years ended December 31, 2002 and 2001.

     As described in Note 1, during 2002 the Company ceased amortizing its indefinite lived intangible assets.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 27, 2003, except for Note 2 and the first paragraph of Note 11, which are as of March 29, 2004

                                            PAXSON COMMUNICATIONS CORPORATION
                                               CONSOLIDATED BALANCE SHEETS
                                             (in thousands except share data)

                                                                                                               DECEMBER 31,
                                                                                                            2003          2002
                                                                                                       -------------  ------------
ASSETS                                                                                                                  (RESTATED)
Current assets:
  Cash and cash equivalents.................................................................           $      97,123   $     25,765
  Short-term investments....................................................................                  12,948         17,073
  Accounts receivable, net of allowance for doubtful accounts of $1,090 and $2,100,
     respectively...........................................................................                  24,357         31,898
  Program rights............................................................................                  41,659         33,998
  Amounts due from Crown Media..............................................................                  13,883         11,239
  Prepaid expenses and other current assets.................................................                   4,406          5,011
                                                                                                       -------------  -------------
         Total current assets...............................................................                 194,376        124,984
Property and equipment, net.................................................................                 120,841        127,061
Intangible assets:
 FCC license intangible assets..............................................................                 843,140        847,374
 Other intangible assets, net...............................................................                  50,814         52,352
Program rights, net of current portion......................................................                  28,640         35,972
Amounts due from Crown Media, net of current portion........................................                  11,540         18,769
Investments in broadcast properties.........................................................                   2,736          8,777
Assets held for sale........................................................................                   7,301         33,582
Other assets, net...........................................................................                  24,289         27,748
                                                                                                       -------------  -------------
Total assets................................................................................           $   1,283,677   $  1,276,619
                                                                                                       =============  =============
LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities..................................................           $      39,303   $     36,074
  Accrued interest..........................................................................                  14,875         14,621
  Current portion of obligations for program rights.........................................                  35,382         21,475
  Current portion of obligations to CBS.....................................................                  19,556         15,664
  Current portion of obligations for cable distribution rights..............................                   2,494          5,246
  Deferred revenue..........................................................................                  15,573          9,572
  Current portion of bank financing.........................................................                      61          3,144
                                                                                                        -------------  ------------
         Total current liabilities..........................................................                 127,244        105,796
Obligations for program rights, net of current portion......................................                   7,902          6,800
Obligations to CBS, net of current portion..................................................                  27,704         30,025
Obligations for cable distribution rights, net of current portion...........................                     283            733
Deferred revenue, net of current portion....................................................                   6,898          9,210
Deferred income taxes.......................................................................                 175,281        168,611
Senior subordinated notes and bank financing, net of current portion........................                 925,547        896,957
Mandatorily redeemable preferred stock......................................................                 410,739             --
Other long-term liabilities.................................................................                   7,857         23,653
                                                                                                        -------------  ------------
         Total liabilities..................................................................               1,689,455      1,241,785
                                                                                                        -------------  ------------
Mandatorily redeemable and convertible preferred stock......................................                 684,067        993,101
                                                                                                        -------------  ------------
Commitments and contingencies

Stockholders' deficit:
    Class A common stock, $0.001 par value; one vote per share; 215,000,000
      shares authorized and 63,131,125 and 56,568,827 shares issued and outstanding.........                      63             57
    Class B common stock, $0.001 par value; ten votes per share; 35,000,000
     shares authorized and 8,311,639 shares issued and outstanding..........................                       8              8
  Common stock warrants and call option.....................................................                  66,663         68,384
  Stock subscription notes receivable.......................................................                      --           (747)
  Additional paid-in capital................................................................                 540,377        513,109
  Deferred stock option compensation........................................................                 (17,167)        (2,460)
  Accumulated deficit.......................................................................              (1,679,789)    (1,533,472)
  Accumulated other comprehensive loss......................................................                      --         (3,146)
                                                                                                       --------------  ------------
         Total stockholders' deficit........................................................              (1,089,845)      (958,267)
                                                                                                       --------------  ------------
Total liabilities, mandatorily redeemable and convertible preferred stock and stockholders'
   deficit.......................................................................                      $   1,283,677   $  1,276,619
                                                                                                       =============   ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                        PAXSON COMMUNICATIONS CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands except share and per share data)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                              2003           2002            2001
                                                                          ------------   ------------    ------------
                                                                                         (RESTATED)      (RESTATED)
        REVENUES:
          Gross revenues........................................          $    317,006   $    321,896    $    308,806
          Less: agency commissions..............................               (46,067)       (44,975)        (43,480)
                                                                          ------------   ------------    ------------
          Net revenues..........................................               270,939        276,921         265,326
                                                                          ------------   ------------    ------------
        EXPENSES:
          Programming and broadcast operations (excluding
             stock-based compensation of $1,872, $575 and
             $1,113)............................................                51,954         51,204          43,030
          Program rights amortization...........................                51,082         77,980          84,808
          Selling, general and administrative (excluding
             stock-based compensation of $10,894, $3,235 and
             $9,048)............................................               110,976        132,305         119,427
          Business interruption insurance proceeds..............                    --         (1,617)             --
          Time brokerage and affiliation fees...................                 4,403          4,079           3,621
          Stock-based compensation..............................                12,766          3,810          10,161
          Adjustment of programming to net realizable value.....                 1,066         41,270          66,992
          Restructuring charges (credits).......................                    48          2,173          (1,229)
          Reserve for state taxes...............................                 3,055             --              --
          Depreciation and amortization.........................                42,983         58,529          97,279
                                                                          ------------   ------------    ------------
                  Total operating expenses......................               278,333        369,733         424,089
                                                                          ------------   ------------    ------------
        Gain on sale or disposal of broadcast and other assets, net             51,589         22,906           8,634
                                                                          ------------   ------------    ------------
        Operating income (loss).................................                44,195        (69,906)       (150,129)
                                                                          ------------   ------------    ------------
        OTHER INCOME (EXPENSE):
          Interest expense......................................               (92,202)       (85,214)        (49,722)
          Dividends on mandatorily redeemable preferred stock...               (27,539)            --              --
          Interest income.......................................                 3,440          2,363           4,538
          Other income (expense), net...........................                   341          1,876          (1,141)
          Loss on extinguishment of debt........................                    --        (17,552)         (9,903)
          Gain on modification of program rights obligations ...                 2,103          1,520             932
                                                                          ------------   ------------    ------------
        Loss before income taxes................................               (69,662)      (166,913)       (205,425)
        Income tax provision....................................                (6,551)      (169,273)           (120)
                                                                          ------------   ------------    ------------
        Net loss................................................               (76,213)      (336,186)       (205,545)
        Dividends and accretion on redeemable and convertible
           preferred stock......................................               (70,104)      (110,099)       (146,656)
                                                                          ------------   ------------    ------------
        Net loss attributable to common stockholders............          $   (146,317)  $   (446,285)   $   (352,201)
                                                                          ============   =============   ============
        Basic and diluted loss per common share.................          $      (2.14)  $      (6.88)   $      (5.46)
                                                                          ============   =============   ============
        Weighted average shares outstanding.....................            68,389,640     64,849,068      64,508,761
                                                                          ============   =============   ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                  PAXSON COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                            (IN THOUSANDS)

                                      COMMON
                                       STOCK      STOCK                                        ACCUMULATED
                       COMMON STOCK   WARRANTS SUBSCRIPTION ADDITIONAL   DEFERRED                  OTHER       TOTAL
                     ---------------- AND CALL    NOTES      PAID-IN   STOCK OPTION ACCUMULATED COMPREHEN- STOCKHOLDERS' COMPREHEN-
                     CLASS A  CLASS B  OPTION  RECEIVABLE    CAPITAL   COMPENSATION   DEFICIT   SIVE LOSS    DEFICIT     SIVE LOSS
                     -------- ------- -------- ------------ ---------- ------------ ----------- ---------- ------------- ----------
Balance at
 December 31,
 2000 as
 originally
 reported...........  $  56   $   8   $ 68,384   $  (1,270) $  499,304   $  (6,999)  $  (759,272)       --  $  (199,789)        --
Adjustments to
 opening
 stockholders'
 deficit ...........                                                                      24,286                 24,286
                     -------- ------- -------- ------------ ---------- ------------  ----------- ---------- ------------- ---------
Balance at
 December 31, 2000
 (restated)..........    56       8     68,384      (1,270)    499,304      (6,999)     (734,986)       --     (175,503)
Comprehensive loss:
 Net loss............                                                                   (205,545)              (205,545) $(205,545)
Unrealized loss on
 interest rate
 swap................                                                                               (1,350)      (1,350)    (1,350)
                                                                                                                         ----------
 Comprehensive
  loss...............                                                                                                    $(206,895)
                                                                                                                         ----------
Deferred stock
 option
 compensation........                                            9,699      (9,699)                                  --
Stock-based
 compensation .......                                                       10,161                               10,161
Stock options
 exercised ..........                                            3,191                                            3,191
Repayment of stock
 subscription notes
 receivable..........                                  182                                                          182
Dividends on
 redeemable and
 convertible
 preferred stock.....                                                                   (117,056)              (117,056)
Accretion on
 redeemable
 preferred stock.....                                                                    (29,600)               (29,600)
                     -------- ------- -------- ------------ ---------- ------------  ----------- ---------- ------------- ---------
Balance at
 December 31,
 2001 (restated).....    56       8     68,384      (1,088)    512,194      (6,537)   (1,087,187)   (1,350)    (515,520)
Comprehensive loss:
 Net loss............                                                                   (336,186)              (336,186) $(336,186)
 Unrealized loss on
  interest rate
  swap...............                                                                               (1,796)      (1,796)    (1,796)
                                                                                                                         ----------
 Comprehensive
  loss...............                                                                                                    $(337,982)
                                                                                                                         ----------
Deferred stock
 option.............
 Compensation........                                             (267)        267                                   --
Stock-based
 compensation .......                                                        3,810                                3,810
Stock options
 exercised ..........     1                                      1,182                                            1,183
Interest on stock
  subscription
  notes receivable...                                 (489)                                                        (489)
Reserve on stock
 subscription notes
 receivable..........                                  830                                                          830
Dividends on
 redeemable and
 convertible
 preferred stock.....                                                                    (88,373)               (88,373)

Accretion on
 redeemable
 preferred stock.....                                                                    (21,726)               (21,726)
                     -------- ------- -------- ------------ ---------- ------------ ------------ ---------- ------------ ----------
Balance at
 December 31, 2002
 (restated)..........    57       8     68,384        (747)    513,109      (2,460)   (1,533,472)   (3,146)    (958,267)
Comprehensive loss:
 Net loss............                                                                    (76,213)               (76,213) $ (76,213)
 Unrealized gain on
  interest
  rate swap..........                                                                                3,146        3,146      3,146
                                                                                                                         ----------
 Comprehensive
  loss...............                                                                                                    $ (73,067)
                                                                                                                         ---------
Deferred stock
 option..............
 Compensation........                                           27,314     (27,314)                                  --
Stock-based
 compensation........                                                       12,607                               12,607
Stock options
 exercised...........     6                                        568                                              574
Expiration of common
 stock warrants......                   (1,721)                  1,721                                               --
Payment of employee
 withholding taxes
 on exercise of
 common stock
 options.............                                           (2,335)                                          (2,335)
Reduction of stock
 subscription notes
 receivable..........                                  747                                                          747
Dividends on
 redeemable and
 convertible
 preferred stock.....                                                                    (69,009)               (69,009)

Accretion on
 redeemable
 preferred stock.....                                                                     (1,095)                (1,095)
                     -------- ------- -------- ------------ ---------- ------------ ------------ ---------- ------------
Balance at
 December 31, 2003... $  63   $   8   $ 66,663          --   $ 540,377   $ (17,167)  $(1,679,789) $     --  $(1,089,845)
                     ======== ======= ======== ============ ========== ============ ============ ---------- ------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                            PAXSON COMMUNICATIONS CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------
                                                                                   2003         2002          2001
                                                                              ------------- ------------  ------------
                                                                                             (RESTATED)    (RESTATED)
              Cash flows from operating activities:
                Net loss....................................................  $    (76,213) $   (336,186) $  (205,545)
                Adjustments to reconcile net loss to net cash provided by
                (used in)
                  operating activities:
                  Depreciation and amortization.............................        42,983        58,529       97,279
                  Stock-based compensation..................................        12,766         3,810       10,161
                  Loss on extinguishment of debt............................            --        17,552        9,903
                  Non-cash restructuring charge.............................            48           486       (1,229)
                  Program rights amortization...............................        51,082        77,980       84,808
                  Adjustment of programming to net realizable value.........         1,066        41,270       66,992
                  Payments for cable distribution rights....................        (4,347)       (9,286)     (14,418)
                  Non-cash barter revenue...................................           (66)         (659)      (2,168)
                  Program rights payments and deposits......................       (34,239)     (116,243)    (130,566)
                  Provision for doubtful accounts...........................          (418)         (126)       2,119
                  Deferred income tax provision.............................         6,670       168,611           --
                  Reserve on stock subscription notes receivable............          (240)          830           --
                  Gain on sale or disposal of broadcast and other assets,
                   net......................................................       (51,589)      (22,906)      (8,634)
                  Equity in income of unconsolidated investment.............           (80)         (460)          --
                  Dividends and accretion on 14% mandatorily redeemable
                   preferred stock..........................................        27,540            --           --
                  Accretion on senior subordinated discount notes...........        43,660        37,480           --
                  Gain on modification of program rights obligations........        (2,103)       (1,520)        (932)
                  Gain on insurance recoveries..............................            --        (1,697)          --
                  Changes in assets and liabilities:
                    Decrease in restricted cash and short-term
                       investments..........................................            --            --       13,729
                    Decrease in accounts receivable.........................         9,697         1,418        2,657
                    Decrease in amounts due from Crown Media................         4,404         3,221           --
                    (Increase) decrease in prepaid expenses and other
                       current assets.......................................        (1,450)          354         (959)
                    Decrease in other assets................................         5,930         7,842        6,531
                    Increase in accounts payable and accrued
                       Liabilities..........................................         5,210         4,809        4,744
                    Increase (decrease) in accrued interest.................           254          (599)       4,756
                    Decrease in obligations to CBS..........................        (7,649)       (9,938)          --
                                                                              ------------  ------------  -----------
                       Net cash provided by (used in) operating activities..        32,916       (75,428)     (60,772)
                                                                              ------------  ------------  -----------
              Cash flows from investing activities:
                Decrease (increase) in short-term investments...............         4,125        (4,923)      37,851
                Acquisitions of broadcasting properties.....................            --          (265)     (15,679)
                Increase in investments in broadcast properties.............           (24)           --           --
                Purchases of property and equipment.........................       (26,732)      (31,177)     (35,213)
                Proceeds from sales of broadcast assets.....................        83,332        26,647       27,122
                Proceeds from sale of broadcast towers and property and
                  equipment.................................................           360           143       34,396
                Proceeds from insurance recoveries..........................            --         2,722           --
                Other.......................................................          (132)         (836)          --
                                                                              ------------  ------------  -----------
                       Net cash provided by (used in) investing
                         activities.........................................        60,929        (7,689)      48,477
                                                                              ------------  ------------  -----------
              Cash flows from financing activities:
                Borrowings of long-term debt................................         2,000       336,338      539,767
                Repayments of long-term debt................................       (20,152)       (2,898)    (416,924)
                Redemption of preferred stock...............................            --            --      (59,102)
                Redemption of 12% exchange debentures......................             --      (284,410)          --
                Payment of loan origination costs...........................        (2,259)      (10,886)     (13,787)
                Preferred stock dividends...................................            --            --       (3,783)
                Debt extinguishment premium and costs.......................            --       (14,302)      (4,754)
                Payments of employee withholding taxes on exercise
                  of common stock options...................................        (2,335)           --           --
                Proceeds from exercise of common stock options, net.........           115         1,182        3,191
                Repayment of stock subscription notes receivable............           144            --          182
                                                                              ------------  ------------ ------------
                       Net cash (used in) provided by financing activities..       (22,487)       25,024       44,790
                                                                              ------------  ------------ ------------
              Increase (decrease) in cash and cash equivalents..............        71,358       (58,093)      32,495
              Cash and cash equivalents, beginning of year..................        25,765        83,858       51,363
                                                                              ------------  ------------ ------------
              Cash and cash equivalents, end of year........................  $     97,123  $     25,765  $    83,858
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

                        PAXSON COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Paxson Communications Corporation (the "Company"), a Delaware corporation, was organized in 1993. The Company owns and operates television stations nationwide, and on August 31, 1998, launched PAX TV. PAX TV is the brand name for the programming that the Company broadcasts through its owned, operated and affiliated television stations, and through certain cable television system owners and satellite television providers.

     The Company believes that unless its ratings and revenues improve significantly, its business operations are unlikely to provide sufficient cash flow to support the Company's debt service and preferred stock dividend requirements. The Company has engaged Bear Stearns & Co. Inc. and Citigroup Global Markets Inc. to act as its financial advisors and explore strategic alternatives for the Company. These strategic alternatives may include the sale of all or part of the Company's assets, finding a strategic partner for the Company who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company's debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or acquisition of the Company's equity securities. The Company's ability to pursue strategic alternatives is subject to various limitations and issues which the Company may be unable to control (see Note 17).

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

     The consolidated financial statements for the years ended December 31, 2002 and 2001 have been restated. All information in the notes to the consolidated financial statements referring to 2002 and 2001 financial information give effect to the aforementioned restatements (See Note 2).

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

ACCOUNTS RECEIVABLE

     The Company carries accounts receivable at the amount it believes to be collectible. Accordingly, the Company provides allowances for accounts receivable it believes to be uncollectible based on managements best estimates. The amounts of accounts receivable that ultimately become uncollectible could vary significantly from the Company's estimates.

PROPERTY AND EQUIPMENT

     Purchases of property and equipment, including additions and improvements and expenditures for repairs and maintenance that significantly add to productivity or extend the economic lives of assets, are capitalized at cost and depreciated using the straight line method over their estimated useful lives as follows (see Note 7):

Broadcasting towers and equipment.............................    4-30 years
Office furniture and equipment................................    5-10 years
Buildings and leasehold improvements..........................    10-40 years
Aircraft, vehicles and other..................................    5 years

     Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset. Maintenance, repairs, and minor replacements are charged to expense as incurred.

INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. Under SFAS No. 142, the Company no longer amortizes its FCC license intangible assets (which the Company believes have an indefinite life). Under previous accounting standards, these assets were being amortized over 25 years. The Company tests its FCC license intangible assets for impairment by comparing the estimated fair value of these assets, based upon an independent appraisal, with their recorded amounts on an aggregate basis as a single unit of accounting since the Company operates PAX TV as a single asset, a consolidated distribution platform. No FCC license intangible asset impairment loss was recognized upon adoption. However, due to the deferred tax consequences of SFAS No. 142, the Company was required to increase its deferred tax asset valuation allowance in 2002. In addition, the Company tested its FCC license intangible assets for impairment as of December 31, 2003 and 2002 by comparing the estimated fair value of these assets, based upon an independent appraisal, with their recorded amount. No impairment charge was required as a result of this testing.

     The following table shows the effect on net loss attributable to common stockholders and net loss per share for the year ended December 31, 2001 had the Company adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share data):

                                                          (RESTATED)
            Reported net loss attributable to common
              stockholders...........................   $   (352,201)
            Add: FCC license amortization............         40,535
            Deduct: Deferred taxes...................        (14,203)
                                                        ------------
            Adjusted net loss attributable to common
              stockholders...........................   $   (325,869)
                                                        ============
            Basic and diluted loss per share:
            Reported net loss attributable to common
              stockholders...........................   $      (5.46)
            FCC license amortization.................           0.63
            Deferred taxes...........................          (0.22)
                                                        ------------
            Adjusted net loss attributable to common
              stockholders...........................   $      (5.05)
                                                        ============

     Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives and primarily consist of cable and satellite distribution rights which are amortized on a straight-line basis over the terms of the related contracts, which terms are generally ten years (see Note 8). In 1998, the Company began entering into cable and satellite distribution agreements for periods generally up to ten years in markets where the Company does not own a television station. Certain of these distribution agreements also provided the Company with some level of promotional advertising to be run at the discretion of the distributor, primarily during the first few years to support the launch of the Company's PAX TV network on the cable systems. The Company had been amortizing these assets on an accelerated basis in order to give effect to the advertising component included in certain of these agreements. In 2003, the Company determined that it had previously over amortized certain of these assets and recorded a $6.9 million reduction of its amortization expense, resulting in a corresponding increase in intangible assets. The remaining unamortized costs, which were being amortized over seven years, will be amortized over the remaining contractual life of the agreements.

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

     The Company periodically evaluates the net realizable value of its program rights based on anticipated future usage of programming and the anticipated future ratings and related advertising revenue to be generated on a daypart basis. The Company also evaluates whether future revenues will be sufficient to recover the cost of programs the Company is committed to purchase in the future and, if estimated future revenues are insufficient, the Company accrues a loss related to its programming commitments. For the years ended December 31, 2003, 2002 and 2001, the Company recorded charges of approximately $1.1 million, $41.3 million and $67.0 million, respectively, related to the write-down of program rights to their estimated net realizable value and losses on programming commitments.

CABLE AND SATELLITE DISTRIBUTION RIGHTS

     As discussed above, the Company has entered into agreements with cable and satellite distributors for carriage on their systems.

     The Company generally enters into agreements with cable distributors in markets not currently served by a Company owned television station. The Company pays fees based on the number of cable television subscribers reached and in certain instances provides a specified amount of airtime per hour or per week in which the distributor may sell local advertising. Obligations for cable distribution rights which will be paid within the next year are included in current liabilities. The Company has also entered into agreements with cable system operators to improve channel positioning on certain cable systems. Amounts paid for channel improvement with a stipulated termination date are amortized over the term of the agreement using the straight-line method. Amounts paid for channel improvement with no stipulated termination date are amortized on a straight-line basis over a maximum life of ten years. As of December 31, 2003, obligations for cable distribution rights require collective payments by the Company of approximately $2.5 million in 2004 and $0.3 million in 2005.

     The agreements with certain satellite distributors provide for payment in advertising credits, to be determined at the prevailing market rate at the time of placement. Deferred revenue from the advertising credits provided is recognized as advertising revenue when advertising credits are utilized. An estimate of the advertising credit that will be utilized within the next year is included in deferred revenues as a current liability in the accompanying consolidated balance sheets and amounted to $7.5 million and $6.8 million as of December 31, 2003 and 2002, respectively. An estimate of the advertising credit that will be utilized beyond December 31, 2004 and 2003 is included in deferred revenues as a long-term liability in the accompanying consolidated balance sheets and amounted to $6.9 million and $7.6 million as of December 31, 2003 and 2002, respectively. Additionally, these agreements provide a specified amount of time per week in which the distributor may sell advertising time.

INVESTMENTS IN BROADCAST PROPERTIES

     Investments in broadcast properties represent the Company's purchase options in entities owning television broadcasting stations. In connection with these agreements, the Company has obtained the right to provide programming for the related stations pursuant to time brokerage agreements ("TBAs") and has options to purchase certain of the related station assets and FCC licenses at various amounts and terms (see Note 17).

     Included in depreciation and amortization is a $5.4 million impairment charge recorded in the year ended December 31, 2003 in connection with a purchase option on a television station, resulting in a corresponding decrease in investments in broadcast properties. This impairment existed in periods prior to the year ended December 31, 2003.

LONG-LIVED ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations--Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     The Company reviews long-lived assets and reserves for impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. If the Company's analysis indicates that a possible impairment exists, the Company is required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows. It is possible that the estimated life of certain long-lived assets will be reduced significantly in the near term due to the anticipated industry migration from analog to digital broadcasting. If and when the Company becomes aware of such a reduction of useful lives, depreciation expense will be adjusted prospectively to ensure assets are fully depreciated upon migration.

     The Company classifies assets as held for sale following criteria established in SFAS No. 144, including when, in the opinion of management, the sale of the asset is probable of completion within one year. Assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. The Company does not depreciate assets while they are classified as held for sale. The results of operations of assets held for sale are not classified as discontinued operations since they are not considered a component under SFAS No. 144.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's derivative financial instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instruments fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instruments gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     As described in Note 11, the Company utilized an interest rate swap to manage the impact of interest rate changes on the Company's senior credit facility borrowings. The interest rate swap matured on October 15, 2003 and was not renewed. Under the interest rate swap, the Company agreed with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments was recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. The Company has accounted for the swap as a cash flow hedge pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, with changes in the fair value included as a component of other comprehensive loss. At December 31, 2002, the fair value of the swap was a liability of approximately $3.1 million.

OTHER COMPREHENSIVE GAIN (LOSS)

     Other comprehensive gain (loss) represents the unrealized gain (loss) on the Company's interest rate swap accounted for as a cash flow hedge totaling approximately $3.1 million, ($1.8) million and ($1.4) million for the years ended December 31, 2003, 2002 and 2001, respectively. No income tax benefit has been recorded related to these losses due to uncertainty regarding realization of the Company's deferred tax assets.

REVENUE RECOGNITION

     Revenue is recognized as commercial spots or long form programming are aired and, with respect to network commercial spots only, as ratings guarantees to advertisers are achieved. As of December 31, 2003 and 2002, included in deferred revenues as a current liability in the accompanying consolidated balance sheets is approximately $4.5 million and $1.7 million, respectively, related to ratings guarantee shortfalls.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. For the years ended December 31, 2003, 2002 and 2001, advertising expenses amounted to $8.4 million, $8.6 million and $4.6 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

TIME BROKERAGE AGREEMENTS

     The Company operates certain stations under TBAs, whereby the Company has agreed to provide the station with programming and sells and retains all advertising revenue during such programming. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with FCC policies. The Company pays a fixed fee to the station owner as well as certain expenses of the station and performs other functions. The financial results of TBA operated stations are included in the Company's statements of operations from the date of commencement of the TBA.

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

   Had compensation expense for employee stock options granted been determined using the fair value method the Company's net loss and net loss per share would have been as follows (in thousands except per share data):

                                                                            YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                         2003          2002          2001
                                                                         ----          ----          ----
                                                                                    (RESTATED)    (RESTATED)
Net loss attributable to common stockholders.....................     $(146,317)    $(446,285)    $(352,201)
Add: Stock-based compensation expense determined under the
intrinsic value method and included in reported
  net loss.......................................................        12,766         3,810        10,161
Deduct: Total stock-based compensation expense determined
  under the fair value method....................................       (15,079)       (7,317)      (18,310)
                                                                      ---------     ---------     ---------
Pro forma net loss attributable to common stockholders...........     $(148,630)    $(449,792)    $(360,350)
                                                                      =========     =========     =========

Basic and diluted net loss per share:
  As reported....................................................     $   (2.14)    $   (6.88)    $   (5.46)
  Pro forma......................................................         (2.17)        (6.94)        (5.59)


    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of zero, expected volatility range of 50% to 79%; risk free interest rates of 2.8% to 6.9% and weighted average expected option terms of one day to 7.5 years.

INCOME AND OTHER TAXES

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

     As previously described, upon adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes its FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS No. 142 stipulate that indefinite-lived intangible assets are not amortized, the Company is required under SFAS No. 109, "Accounting for Income Taxes", to recognize deferred tax liabilities and assets for temporary differences related to its FCC license intangible assets and the tax-deductible portion of these assets. Prior to adopting SFAS No. 142, the Company considered its deferred tax liabilities related to its FCC license intangible assets as a source of future taxable income in assessing the realization of its deferred tax assets. Because indefinite-lived intangible assets are no longer amortized for financial reporting purposes under SFAS No. 142, the related deferred tax liabilities will not reverse until some indeterminate future period should FCC license intangible assets become impaired or be disposed of. Therefore, the reversal of deferred tax liabilities related to the FCC license intangible assets is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance totaling approximately $168.6 million during the year ended December 31, 2002. In addition, the Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to FCC license intangible assets.

     In 2003, the Company recorded a reserve for state taxes (not based on income) related to 2003 and prior periods in the amount of $3.1 million, resulting in a corresponding increase in accounts payable and accrued liabilities, in connection with a tax liability related to certain states in which the Company has operations.

PER SHARE DATA

     Basic and diluted loss per share was computed by dividing the net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

     The following securities, which could potentially dilute earnings per share in the future, were not included in the computation of loss per share, because to do so would have been antidilutive (in thousands):

                                                                2003      2002    2001
                                                              -------- -------- --------
       Stock options outstanding............................     3,129   11,426  12,652
       Class A common stock warrants outstanding............    32,032   32,428  32,428
       Class A common stock reserved under convertible
         securities.........................................    39,903   39,167  38,500
                                                              -------- -------- --------
                                                                75,064   83,021  83,580
                                                              ======== ======== ========

     In June 2003, warrants to purchase 240,000 shares of Class A common stock were issued in connection with the issuance of the 9 3/4% Series A Convertible Preferred Stock in June 1998 and warrants to purchase 155,500 shares of Class A common stock issued to an affiliate of a former member of the Company's board of directors, which were valued upon issuance at approximately $1.7 million, expired unexercised.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years financial statements to conform with the 2003 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other matters, SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required gains and losses from extinguishments of debt to be classified as extraordinary items, net of related income taxes. As a result, debt extinguishments used as part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. In connection with the Company's July 2001 and January 2002 refinancings, the Company recognized losses due to early extinguishment of debt amounting to $9.9 million and $17.6 million, respectively, resulting primarily from redemption premiums and the write-off of unamortized debt costs associated with each refinancing. This loss was classified as an extraordinary item in the Company's previously issued financial statements. Because of the adoption of SFAS No. 145 in 2003, the Company has reclassified this loss to other income (expense) in the accompanying consolidated statements of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entitys commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company early adopted the provisions of SFAS No. 146 in the fourth quarter of 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Currently, the Company accounts for stock-based compensation under the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. The Company does not intend to change its accounting policy with regard to stock-based compensation and there was no impact on the Company's financial position, results of operations or cash flows upon adoption of SFAS No.148.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock such as the Company's 14 1/4% Junior Exchangeable Preferred

Stock. SFAS No. 150 is effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption, the Company recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods is not permitted upon adoption of SFAS No. 150. The Company's
9 3/4% Series A Convertible Preferred Stock and 8% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS No. 150 because of their equity conversion features.

2.       RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     From 1997 through 2000, the Company acquired several television stations in transactions structured as the purchase of the outstanding stock of the entity owning the station. In each of these transactions, the Company, in error, failed to establish the proper deferred tax liability for the difference between the book basis and tax basis of the acquired stations FCC license as required under SFAS No. 109, Accounting for Income Taxes. Further, in connection with its analysis of prior acquisitions, the Company determined that in certain acquisitions it had understated the value of FCC licenses. Additionally, the Company determined that goodwill should not have been recorded for certain acquisitions that were fundamentally purchases of assets. The Company has corrected this matter by reclassifying $54.5 million from goodwill to FCC license intangible assets. Set forth below are the restatement adjustments included in the restatement of the Company's previously issued financial statements.

     The recording of deferred tax liabilities resulting from the stock acquisitions described above has resulted in additional FCC license intangible assets amounting to approximately $28.3 million. The increased amount of our FCC license intangible assets has resulted in additional amortization expense of approximately $1.0 million in the year ended December 31, 2001 ($2.3 million in the period from January 1, 1997 through December 31, 2000). Effective January 1, 2002, the Company adopted SFAS No. 142 Accounting for Goodwill and Other Intangible Assets at which time indefinite-lived intangible assets were no longer amortized.

     The deferred tax liabilities associated with these additional FCC license intangible assets would have, in periods subsequent to the respective acquisition, resulted in the realization of the Company's previously unrecognized deferred tax assets (generated by net operating losses) as the Company considered the reversal of deferred tax liabilities related to FCC license intangible assets as a source of future taxable income in assessing the realization of deferred tax assets up until the adoption of SFAS No. 142. The realization of deferred tax assets has resulted in a deferred tax benefit of $28.3 million in the period from January 1, 1997 through December 31, 2000.

     The additional FCC license intangible assets resulting from these acquisitions has been considered in the determination of any gain or loss upon the disposition of the related assets. As a result, the Company would have recognized additional losses on the sale of broadcast assets of approximately $.7 million in the year ended December 31, 2001 ($1.7 million in the period from January 1, 1997 through December 31, 2000).

     In cases where the acquisitions were consummated at times when the Company had unrecognized deferred tax assets (resulting from net operating losses), the recording of deferred tax liabilities resulting from these stock acquisitions has resulted in their realization. The realization of these additional deferred tax assets had no financial statement impact until the adoption of SFAS No. 142. However, upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company no longer amortized its FCC license intangible assets. Under previous accounting standards, this asset was being amortized over 25 years. Although the provisions of SFAS No. 142 stipulate that indefinite-lived intangible assets are no longer amortized, the Company is required under SFAS No. 109 Accounting for Income Taxes, to recognize deferred tax liabilities and assets for temporary differences related to FCC license intangible assets and the tax-deductible portion of this asset. Because indefinite-lived intangible assets were no longer amortized for financial reporting purposes under SFAS No. 142, the related deferred tax liabilities will not reverse until some indeterminate future period should FCC license intangible assets become impaired or be disposed of. Therefore the reversal of deferred tax liabilities related to FCC license intangible assets was no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result, upon adoption of SFAS No. 142 in the first quarter of 2002, the Company has recorded an additional provision for income taxes in connection with the deferred tax liabilities resulting from stock acquisitions of approximately $32.3 million.

     The Company has restated its previously issued financial statements to correct the items described in the preceding paragraphs. The cumulative impact of the aforementioned adjustments result in a decrease to the Company's accumulated deficit as of December 31, 2000 of $24.3 million, from ($759.3) million, as originally reported, to ($735.0) million, as restated. The Company has determined that it would be appropriate to restate its 2002 and 2001 financial statements, and to restate the financial information the Company previously reported in the first quarter of 2002. Unless otherwise specifically noted, the financial information in this Form 10-K reflects the 2001 restatement, the 2002 restatement and the first quarter 2002 restatement. For information concerning the restatement of the quarterly results of operations, see Note 19. The following sets forth the condensed balance sheet as of December 31, 2002 and the condensed consolidated statements of operations for 2002 and 2001 as originally reported and as restated (in thousands, except per share data):


                                                                                   AS OF DECEMBER 31, 2002
                                                                         ------------------------------------------
                                                                         AS ORIGINALLY
                                                                         REPORTED (1)   ADJUSTMENTS    AS RESTATED
                                                                         -------------  -----------   -------------
        ASSETS
           Current assets...............................................  $   124,984                 $    124,984
           Intangible assets, net.......................................      877,203    $  22,523         899,726
           Property, equipment and other assets, net....................      251,909                      251,909
                                                                          -----------    ---------    ------------
             Total assets...............................................  $ 1,254,096    $  22,523    $  1,276,619
                                                                          ===========    =========    ============
        LIABILITIES, MANDATORILY REDEEMABLE
           PREFERRED  STOCK AND STOCKHOLDERS' DEFICIT
           Current liabilities..........................................      105,796                      105,796
           Deferred income taxes........................................      136,286    $  32,325         168,611
           Senior subordinated notes and bank financing,
              net of current portion....................................      896,957                      896,957
           Other long-term liabilities..................................       70,421                       70,421
                                                                          -----------    ---------    ------------
                 Total liabilities......................................    1,209,460       32,325       1,241,785
                                                                          -----------    ---------    ------------
           Mandatorily redeemable and convertible preferred stock.......      993,101                      993,101
                                                                          -----------    ---------    ------------
           Total stockholders' deficit..................................     (948,465)     (9,802)        (958,267)
                                                                          -----------    ---------    ------------
        Total liabilities, mandatorily redeemable and stockholders'
              deficit...................................................  $ 1,254,096    $  22,523    $  1,276,619
                                                                          ===========    =========    ============

         (1) After considering reclassifications to conform to the 2003 presentation.

                                                                            FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                         ------------------------------------------
                                                                         AS ORIGINALLY
                                                                         REPORTED (1)   ADJUSTMENTS    AS RESTATED
                                                                         -------------  -----------   -------------
        REVENUES:
          Revenues..............................................        $      321,896                $    321,896
          Less: agency commissions..............................               (44,975)                    (44,975)
                                                                        --------------                -------------
          Net revenues..........................................               276,921                     276,921
                                                                        --------------                -------------
        OPERATING EXPENSES:
          Expenses, excluding depreciation and amortization.....               311,204                     311,204
          Depreciation and amortization.........................                58,529                      58,529
                                                                        --------------                -------------
                  Total operating expenses......................               369,733                     369,733
                                                                        --------------                -------------
        Gain on sale or disposal of broadcast and other assets, net             22,906                      22,906
                                                                        --------------                -------------
        Operating loss..........................................               (69,906)                    (69,906)
        Other expense, net......................................               (97,007)                    (97,007)
        Income tax provision....................................              (136,948)   $(32,325)       (169,273)
                                                                        --------------    --------    -------------


        Net loss................................................              (303,861)    (32,325)       (336,186)
        Dividends and accretion on redeemable and convertible
           preferred stock......................................              (110,099)                   (110,099)
                                                                        --------------   ----------   -------------
        Net loss attributable to common stockholders............        $     (413,960)   $(32,325)   $   (446,285)
                                                                        ==============   ==========    ============
        Basic and diluted loss per common share.................        $        (6.38)   $  (0.50)   $      (6.88)
                                                                        ==============   ==========    =============
        Weighted average shares outstanding.....................            64,849,068                   64,849,068
                                                                        ==============                 =============

       (1) After considering reclassifications to conform to the 2003 presentation.

                                                                              FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                        --------------------------------------------
                                                                        AS ORIGINALLY
                                                                         REPORTED (1)    ADJUSTMENTS     AS RESTATED
                                                                        -------------    -----------    ------------
        REVENUES:
          Revenues..............................................        $      308,806                 $      308,806
          Less: agency commissions..............................               (43,480)                       (43,480)
                                                                        --------------                 --------------
          Net revenues..........................................               265,326                        265,326
                                                                        --------------                 --------------
        OPERATING EXPENSES:
          Expenses, excluding depreciation and amortization.....               326,810                        326,810
          Depreciation and amortization.........................                96,248     $  1,031            97,279
                                                                        --------------     --------    --------------
                  Total operating expenses......................               423,058        1,031           424,089
        Gain on sale or disposal of broadcast and other assets, net              9,366         (732)            8,634
                                                                        --------------     --------    --------------
        Operating loss..........................................              (148,366)      (1,763)         (150,129)
        Other expense ..........................................               (55,296)                       (55,296)
        Income tax provision....................................                  (120)                          (120)
                                                                        --------------     --------    --------------
        Net loss................................................              (203,782)      (1,763)         (205,545)
        Dividends and accretion on redeemable and convertible
           preferred stock......................................              (146,656)                      (146,656)
                                                                        --------------     --------    --------------
        Net loss attributable to common stockholders............        $     (350,438)    $ (1,763)   $     (352,201)
                                                                        ==============     --------    ==============
        Basic and diluted loss per common share.................        $        (5.43)    $  (0.03)   $        (5.46)
                                                                        ==============     ========    ==============
        Weighted average shares outstanding.....................            64,508,761                     64,508,761
                                                                        ==============                 ==============

         (1) After considering reclassifications to conform to the 2003 presentation.

3.    NBC TRANSACTIONS

     Effective September 15, 1999 (the "Issue Date"), the Company entered into an Investment Agreement (the "Investment Agreement") with National Broadcasting Company, Inc. ("NBC"), pursuant to which NBC purchased shares of convertible exchangeable preferred stock (the "Series B Convertible Preferred Stock"), and common stock purchase warrants from the Company for an aggregate purchase price of $415 million. Further, Mr. Paxson, the majority stockholder of the Company, and certain entities controlled by Mr. Paxson granted NBC the right (the "Call Right") to purchase all (but not less than all) 8,311,639 shares of Class B Common Stock of the Company beneficially owned by Mr. Paxson.

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

     The Company and NBC have entered into a number of agreements affecting the Company's business operations, including an agreement under which NBC provides network sales, marketing and research services for the Company's PAX TV Network, national advertising sales services and Joint Sales Agreements ("JSA") between the Company's stations and NBC's owned and operated stations serving the same markets. Pursuant to the terms of the JSAs, the NBC stations sell all non-network spot advertising of the Company's stations and receive commission compensation for such sales and the Company's stations may agree to carry one hour per day of the NBC stations syndicated or news programming. Certain Company station operations, including sales operations, are integrated with the corresponding functions of the related NBC station and the Company reimburses NBC for the cost of performing these operations. For the years ended December 31, 2003, 2002 and 2001, the Company incurred expenses totaling approximately $20.6 million, $20.8 million and $19.1 million, respectively, for commission compensation and cost reimbursements under these agreements.

     As further discussed in Note 14, on November 13, 2003, NBC exercised its right under the Investment Agreement to demand that the Company redeem or arrange for a third party to acquire, by payment in cash, all 41,500 outstanding shares of Series B Convertible Preferred Stock held by NBC. The aggregate redemption price payable in respect of the 41,500 preferred shares, including accrued dividends thereon, was $557.5 million and $524.3 million as of December 31, 2003 and 2002, respectively.

4.    RESTRUCTURING

     During the fourth quarter of 2002, the Company adopted a plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company's cash operating expenditures. In connection with this plan, the Company recorded a restructuring charge of approximately $2.6 million in 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and consolidating certain operations. Through December 31, 2003, the Company has paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. As described in Note 1, the Company has elected to account for these costs pursuant to the provisions of SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", which has been nullified under SFAS No. 146. As such, the Company will recognize additional restructuring costs as they are incurred.

     In connection with the NBC relationship, the Company entered into JSAs with certain of NBC's owned and operated stations in 1999 and 2000. During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into JSAs primarily with NBC affiliate stations in each of the Company's remaining non-JSA markets. To date, the Company has entered into JSAs for 47 of its television stations. Under the JSA structure, the Company generally carries no station sales staff, and the JSA partner provides local and national spot advertising sales management and representation to the Company station and, in approximately half of the JSAs, integrates and co-locates the Company station operations. The Company's restructuring plan included two major components: (1) termination of 226 station sales and administrative employees; and (2) exiting Company studio and sales office leased properties. These restructuring activities resulted in a charge of approximately $5.8 million in the fourth quarter of 2000 consisting of $2.7 million of termination benefits and $3.1 million of costs associated with exiting leased properties which will no longer be utilized upon implementation of the JSAs. The Company has substantially completed the JSA restructuring plan, except for contractual lease obligations for closed locations, the majority of which expire in 2004.

     In 2002, the Company reversed approximately $0.5 million of restructuring reserves primarily related to two stations which had not entered into JSAs and certain other reserves which were no longer required. In 2001, the Company reversed approximately $1.2 million of restructuring reserves primarily related to four stations which had not entered into JSAs and certain other reserves which were no longer required.

     The following summarizes the activity in the Company's restructuring reserves for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                           AMOUNTS CHARGED
                                           BALANCE       (CREDITED) TO COSTS     CASH            BALANCE
                                      DECEMBER 31, 2002      AND EXPENSES      DEDUCTIONS    DECEMBER 31, 2003
                                      ----------------- --------------------   ----------    -----------------
CORPORATE RESTRUCTURING
Accrued liabilities:
  Lease and other costs.........           $  262             $  115           $  (326)          $   51
  Severance.....................              732                (67)             (660)               5
                                           ------             ------           -------           ------
                                           $  994             $   48           $  (986)          $   56
                                           ======             ======           =======           ======
JSA RESTRUCTURING
Accrued liabilities:
  Lease costs...................           $  528             $   --           $  (439)          $   89
                                           ======             ======           =======           ======

                                                          AMOUNTS CHARGED
                                           BALANCE       (CREDITED) TO COSTS     CASH            BALANCE
                                      DECEMBER 31, 2001     AND EXPENSES       DEDUCTIONS    DECEMBER 31, 2002
                                      ----------------- --------------------   ----------    -----------------

CORPORATE RESTRUCTURING
Accrued liabilities:
  Lease and other costs.........           $    --            $    422         $   (160)         $  262
  Severance.....................           $    --            $  2,218         $ (1,486)            732
                                           -------            --------         --------          ------
                                           $    --            $  2,640        $  (1,646)         $  994
                                           =======            ========         ========          ======
JSA RESTRUCTURING
Accrued liabilities:
  Lease costs...................           $ 1,717            $   (194)        $   (995)         $  528
  Severance.....................               382                (273)            (109)             --
                                           -------            --------         --------          ------
                                           $ 2,099            $   (467)        $ (1,104)         $  528
                                           =======            ========         ========          ======

                                                          AMOUNTS CHARGED
                                           BALANCE       (CREDITED) TO COSTS     CASH            BALANCE
                                      DECEMBER 31, 2000     AND EXPENSES       DEDUCTIONS    DECEMBER 31, 2001
                                      ----------------- --------------------   ----------    -----------------
JSA RESTRUCTURING
Accrued liabilities:
  Lease costs................             $  3,091           $    (430)       $     (944)       $  1,717
  Severance..................                2,586                (799)           (1,405)            382
                                          --------           ---------        ----------        --------
                                          $  5,677           $  (1,229)       $   (2,349)       $  2,099
                                           =======            ========        ==========        ========


5.    CERTAIN TRANSACTIONS WITH RELATED PARTIES

     In addition to the transactions with NBC described in Note 3, the Company has entered into certain operating and financing transactions with related parties as described below.

DP MEDIA, INC.

     In June 2000, the Company completed the acquisition of DP Media, Inc.
(DP Media) for aggregate consideration of $113.5 million, $106.0 million of which had previously been advanced by the Company during 1999. DP Media was beneficially owned by family members of Mr. Paxson, the majority stockholder of the Company. DP Media's assets included a 32% equity interest in a limited liability company controlled by the former stockholders of DP Media, which owns television station WWDP in Norwell, Massachusetts. In April 2003, the owners of WWDP sold WWDP to Valuevision Media Acquisition, Inc. for a purchase price of $32.5 million. The proceeds to the Company of $13.8 million resulted in a pre-tax gain of approximately $9.9 million. See Note 6.

THE CHRISTIAN NETWORK, INC.

     The Company has entered into several agreements with The Christian Network, Inc. and certain of its for profit subsidiaries (individually and collectively referred to herein as CNI). CNI is a section 501(c)(3) not-for-profit corporation to which Mr. Paxson, the majority stockholder of the Company, has been a substantial contributor and of which he was a member of the Board of Stewards through 1993.

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

     License Agreement. The Company and CNI entered into a three year agreement in March 1999 under which the Company paid license fees to CNI to broadcast CNI's religious programming. The license agreement expired in May 2002 without being renewed. During the years ended December 31, 2002 and 2001, the Company paid license fees in connection with this agreement amounting to approximately $93,000 and $215,000, respectively.

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

     Network Operations Center. CNI and the Company have contracted for the Company to lease CNI's television production and distribution facility, the Worship Channel Studio. The current lease term continues until June 30, 2008 and will be automatically renewed for an additional five year term unless otherwise terminated by either party providing notice of non-renewal on or before June 30, 2007. The Company utilizes this facility primarily as its network operations center and originates the PAX TV network signal from this location. For the years ended December 31, 2003, 2002 and 2001, the Company incurred lease expense in connection with the lease of this facility in the amount of $212,000, $209,000 and $205,000, respectively. In addition, the Company provides satellite uplink and assembly services at no cost to CNI pursuant to the lease agreement.

OFFICER LOANS

     During December 1996, the Company extended loans to members of its senior management to finance their purchase of shares of Class A Common Stock in the open market. The loans are full recourse promissory notes bearing interest at 5.75% per annum and are collaterized by a pledge of the shares of Class A Common Stock purchased with the loan proceeds. As of December 31, 2003 and 2002, the outstanding balances on such loans amounted to $0.7 million and $1.6 million, respectively. As of December 31, 2002, these loans were past their payment terms. Because of uncertainty regarding the timing and collection of the unpaid balance of these loans, the Company, in 2002, recorded an allowance for doubtful accounts on a majority of the outstanding balance.

6.    ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

     During 2001, the Company acquired the assets of three television stations for total consideration of approximately $30.8 million of which $16.1 million was paid in prior years. Additionally, the Company paid approximately $1.0 million to acquire the minority interest in a station acquired in 1998.

DIVESTITURES

     In May 2003, the Company completed the sale of the assets of its television station KAPX, serving the Albuquerque, New Mexico market, for a cash purchase price of $20.0 million resulting in a pre-tax gain of approximately $12.3 million.

     In April 2003, the Company completed the sale of the assets of its television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market, for an aggregate cash purchase price of $10.0 million resulting in a pre-tax gain of approximately $3.1 million.

     In April 2003, the Company completed the sale of its limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million resulting in a pre-tax gain of approximately $9.9 million.

     In February 2003, the Company completed the sale of the assets of its television station KPXF, serving the Fresno, California market, for a cash purchase price of $35.0 million resulting in a pre-tax gain of approximately $26.6 million.

     In October 2002, the Company completed the sale of its television station WPXB, serving Merrimack, New Hampshire, to NBC. The Company received cash proceeds of $26.0 million from the sale and realized a pre-tax gain of approximately $24.5 million.

     During 2001, the Company sold interests in five stations for aggregate consideration of approximately $31.9 million and realized pre-tax gains of approximately $11.6 million.

7.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following as of December 31, (in thousands):

                                                                  2003           2002
                                                              ------------  ------------
     Broadcasting towers and equipment.................       $    245,492  $    228,464
     Office furniture and equipment....................             19,031        19,464
     Buildings and leasehold improvements..............             16,963        15,065
     Land and improvements.............................                667           667
     Aircraft, vehicles and other......................              3,959         3,549
                                                              ------------  ------------
                                                                   286,112       267,209
     Accumulated depreciation and amortization.........           (165,271)     (140,148)
                                                              ------------  ------------
     Property and equipment, net.......................       $    120,841  $    127,061
                                                              ============  ============

     Depreciation and amortization expense aggregated approximately $34.1million, $33.3 million and $37.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. In connection with restructuring activities described in Note 4, the Company identified certain leasehold improvements and office furniture and equipment which would no longer be used in its operations upon exiting certain leased properties. The Company prospectively shortened the estimated remaining useful lives through the disposal date of these assets resulting in approximately $3.1 million of additional depreciation and amortization expense in 2001.

     As described in Note 11, the Company's senior credit facility is secured by all assets of the Company, including property and equipment.

8.    INTANGIBLE ASSETS

     Intangible assets consist of the following as of December 31, (in thousands):

                                                          2003                        2002
                                               -------------------------    -------------------------
                                                  GROSS                     GROSS
                                                CARRYING     ACCUMULATED    CARRYING     ACCUMULATED
                                                 AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                                               ----------   -------------   ---------   -------------
Amortizable intangible assets:
  Cable and satellite distribution
     rights................................    $  128,810  $  (78,957)      $  129,379  $  (78,205)
  Other....................................         5,441      (4,480)           5,441      (4,263)
Indefinite lived intangible asset:
  FCC licenses.............................       843,140          --          847,374          --
                                               ----------  ----------       ----------  ----------
                                               $  977,391  $  (83,437)      $  982,194  $  (82,468)
                                               ==========  ==========       ==========  ==========


     As discussed in Note 1, upon adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes its FCC license intangible assets. Amortization expense related to intangible assets aggregated $8.9 million, $19.2 million and $60.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Estimated future amortization expense is as follows for the periods indicated (in thousands):

                  2004...........................    $   10,049
                  2005...........................        10,057
                  2006...........................         9,878
                  2007...........................         9,635
                  2008...........................         7,123
                  Thereafter.....................         4,072
                                                     ----------
                                                     $   50,814
                                                     ==========

9.    PROGRAM RIGHTS

     Program rights consist of the following as of December 31, (in thousands):

                                                2003          2002
                                           ------------  ------------
Program rights..........................   $    371,146  $    319,843
Accumulated amortization................       (300,847)     (249,873)
                                           ------------  ------------
                                                 70,299        69,970
Less: current portion...................        (41,659)      (33,998)
                                           ------------  ------------
Program rights, net.....................   $     28,640  $     35,972
                                           ============  ============

     Program rights amortization expense amounted to $51.1 million, $78.0 million and $84.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     As of December 31, 2003, the Company's programming contracts require collective payments by the Company of approximately $55.4 million as follows (in thousands):

                                         OBLIGATIONS FOR
                                             PROGRAM          PROGRAM RIGHTS
                                             RIGHTS             COMMITMENTS        TOTAL
                                         ---------------       ------------      ---------
          2004.......................      $  35,382           $   12,118        $ 47,500
          2005.......................          6,810                   --           6,810
          2006.......................          1,092                   --           1,092
                                           ---------           ----------        --------
                                           $  43,284           $   12,118        $ 55,402
                                           =========           ==========        ========

     In 2003, the Company recognized an adjustment of programming to net realizable value totaling $1.1 million resulting from our decision to no longer air an original game show production.

     Effective January 2003, the Company modified its programming schedule by reducing the PAX TV programming hours primarily during the daytime period and replacing such hours with long form paid programming. As a result of this change, the Company no longer plans to air certain syndicated and original programs. Therefore, the Company revised its estimate of future advertising revenues to be generated related to these programs and recognized a charge of approximately $38.4 million in the fourth quarter of 2002 related to these programming assets. Additionally, as further described below, in the second quarter of 2002 the Company recorded a $2.9 million accrued programming loss related to programming commitments for the television series Touched By An Angel ("Touched").

     In 2001, the Company adjusted its estimate of the anticipated future usage of Touched and certain other syndicated programs and the related advertising revenues expected to be generated and recognized a charge of approximately $67.0 million related to the net realizable value of these programming assets and related programming commitments.

     On August 1, 2002, the Company entered into agreements with a subsidiary of CBS Broadcasting, Inc. ("CBS") and Crown Media United States, LLC ("Crown Media") to sublicense the Company's "rights to broadcast Touched to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, the Company is to receive approximately $47.4 million from Crown Media, $38.6 million of which is to be paid over a three-year period that commenced August 2002 and the remaining $8.8 million, for the 2002/2003 season, is to be paid over a three-year period that commenced August 2003. In addition, the agreement with Crown Media provides that Crown Media is obligated to sublicense from the Company future seasons of Touched should CBS renew the series. As further described below, CBS did not renew Touched for the 2003/2004 season.

     Under the terms of the Company's agreement with CBS, the Company remains obligated to CBS for amounts due under its pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of December 31, 2003 and 2002, the Company's liability to CBS totaled approximately $47.3 million and $45.7 million, respectively. The sublicense transaction resulted in a gain of approximately $4 million, which was deferred and is being recorded over the term of the Crown Media agreement (the deferred gain is included in obligations to CBS in the accompanying consolidated balance sheets and amounted to $2.3 and $3.8 million as of December 31, 2003 and 2002, respectively).

     The Company has a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of December 31, 2003, the maximum amount of loss due to credit risk that the Company would sustain if Crown Media failed to perform under the agreement totaled approximately $25.4 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, the Company has the right to terminate Crown Medias rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, the Company could regain its exclusive rights to broadcast Touched on PAX TV pursuant to its existing licensing agreement with CBS.

     Under its agreement with CBS, the Company is required to license future seasons of Touched if the series is renewed by CBS. Under its sublicense agreement with Crown Media, Crown Media is obligated to sublicense such future seasons from the Company. The Company's financial obligation to CBS for such seasons exceed the sublicense fees to be received from Crown Media. In the second quarter of 2002, upon the decision by CBS to renew Touched for the 2002/2003 season, the Company recorded a loss of approximately $10.7 million. This amount was offset, in part, by a reduction in the Company's loss on the 2001/2002 season of approximately $7.8 million, resulting in a net accrued programming loss of $2.9 million. The change in estimate for the 2001/2002 season was due to the sublicensing agreement with Crown Media and a lower number of episodes produced than previously estimated. As of December 31, 2002, accrued programming losses amounted to $10.7 million and $1.1 million was included in accounts payable and accrued liabilities and $9.6 million was included in other long-term liabilities in the accompanying consolidated balance sheets. In 2003, CBS determined that it would not renew Touched for the 2003/2004 season and, as a consequence, a loss accrual was not required.

     The Company's obligation to CBS for Touched will be partially funded through the sublicense fees from Crown Media. As of December 31, 2003, the Company's obligation to CBS and its receivable from Crown Media related to Touched are as follows (in thousands):

                                            OBLIGATIONS
                                                TO         AMOUNTS DUE FROM
                                                CBS           CROWN MEDIA        NET AMOUNT
                                           ------------    ----------------   -------------
        2004.............................  $   19,556        $   (15,800)      $     3,756
        2005.............................      18,513            (10,439)            8,074
        2006.............................       9,191             (1,711)            7,480
                                           ----------        -----------       -----------
                                               47,260            (27,950)           19,310
        Amount representing interest.....          --              2,527             2,527
                                           ----------        -----------       -----------
                                           $   47,260        $   (25,423)      $    21,837
                                           ==========        ===========       ===========


     For the years ended December 31, 2003, 2002 and 2001, the Company recognized into income a portion of the deferred gains related to the sublicense transaction with Crown Media and certain other syndicated programs totaling approximately $2.1 million, $1.5 million, $0.9 million, respectively. These amounts are reflected in "gain on modification of program rights obligations" in the accompanying consolidated statements of operations.

10.      ASSETS HELD FOR SALE

     The results of operations and the gain or (loss) on sale of assets held for sale are included in the determination of the Company's operating income (loss) from continuing operations in accordance with SFAS No. 144 since these assets do not constitute a component of the Company under SFAS No. 144. The Company generally maintains a geographic presence in the markets where assets have been sold by airing the PAX TV network through cable distribution agreements or the Company's other owned or operated stations in the designated market areas.

     Assets held for sale consist of the following as of December 31, (in thousands):



                                                2003            2002
                                             ---------       -----------
        Intangible assets, net........       $   3,499       $   17,281
        Property and equipment, net...           3,802           16,065
        Other assets                                --              236
                                             ---------       ----------
                                             $   7,301       $   33,582
                                             =========       ==========

     In September 2003, an agreement, which the Company entered into in June 2003, to sell the assets of its television station KPXJ, serving the Shreveport, Louisiana market, was terminated. At the same time, the Company entered into an agreement with a new purchaser to sell the assets of its Shreveport television station for a cash purchase price of $10.0 million. The sale, subject to receipt of regulatory approvals, is expected to close in the first half of 2004.

     Included in assets held for sale are certain broadcast towers with a carrying value of $2.7 million for which the Company is in the process of transferring title and assigning the leases to the buyer.

11.   SENIOR SUBORDINATED NOTES AND BANK FINANCING

    Effective January 1, 2003, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other matters, SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required gains and losses from extinguishments of debt to be classified as extraordinary items, net of related income taxes. As a result, debt extinguishments used as part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. In connection with the Company's July 2001 and January 2002 refinancings, the Company recognized losses due to early extinguishment of debt amounting to $9.9 million and $17.6 million, respectively, resulting primarily from redemption premiums and the write-off of unamortized debt costs associated with each refinancing. This loss was classified as an extraordinary item in the Company's previously issued financial statements. Because of the adoption of SFAS No. 145 in 2003, the Company has reclassified this loss to other income (expense) in the accompanying consolidated statements of operations.

     Senior subordinated notes and bank financing consists of the following as of December 31, (in thousands):


                                                                                              2003           2002
                                                                                         -------------  -------------
Senior Subordinated Discount Notes, yielding 12 1/4%, due 2009......................     $     496,263  $     496,263
10 3/4% Senior Subordinated Notes, due 2008.........................................           200,000        200,000
Senior Credit Facility, secured by all assets of the Company(1):
               o $25.0 million revolving line of credit, maturing
                  June 30, 2006, interest at LIBOR plus 3.25% or
                  Base Rate (as defined) plus 2.25% at the
                  Company's option (4.52% and 5.24% at December 31,
                  2003 and 2002, respectively)......................................             8,000         25,000
               o  $50.0 million Term A loan, maturing December 31,

                  2005, interest at LIBOR plus 3.25% or Base Rate
                  (as defined) plus 2.25% at the Company's option
                  (4.85% and 4.97% at December 31, 2003 and 2002,
                  respectively), quarterly principal payments
                  that commenced in September 2003..................................            49,750         48,000
                o $285.0 million Term B loan, maturing June 30, 2006,
                  interest at LIBOR plus 3.25% or Base Rate (as
                  defined) plus 2.25% at the Company's option
                  (4.43% and 5.40% at December 31, 2003 and 2002,
                  respectively), quarterly principal payments
                  that commenced in September 2001..................................           277,875        280,725
Other...............................................................................               505            558
                                                                                         -------------  -------------
                                                                                             1,032,393      1,050,546
Less: discount on Senior Subordinated Discount Notes................................          (106,785)      (150,445)
Less: current portion...............................................................               (61)        (3,144)
                                                                                         -------------  -------------
                                                                                         $     925,547  $     896,957
                                                                                         =============  =============

(1) As discussed in Note 20, on January 12, 2004, the Company completed a private offering of $365.0 million of senior secured floating rate notes the proceeds of which were used to repay in full the outstanding indebtedness under the $360.0 million senior credit facility.

     In January 2002, the Company completed an offering of senior subordinated discount notes due in 2009 (the 12 1/4% Notes). Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance the Company's 12 1/2% exchange debentures due 2006 (the 12 1/2% exchange debentures were issued in exchange for the outstanding shares of the Company's 12 1/2% exchangeable preferred stock on January 14, 2002) and to pay costs related to the offering. The 12 1/4% Notes were sold at a discounted price of 62.132% of the principal amount at maturity which represents a yield to maturity of 12 1/4%. Cash interest on the 12 1/4% Notes will be payable semi-annually beginning on July 15, 2006. The 12 1/4% Notes are guaranteed by the Company's subsidiaries. The Company recognized a loss due to the early extinguishment of debt totaling $17.6 million in the first quarter of 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures.

     The 12 1/4% Notes are redeemable at the Company's option on or after January 15, 2006 at the redemption prices set forth below (expressed as a percentage of the face value) plus accrued and unpaid interest, if any, to the date of redemption.

          Twelve Month Period
         Beginning January 15,
     ------------------------------
            2006...............................     106.125%
            2007...............................     103.063%
            2008 and thereafter................     100.000%

     On July 12, 2001, the Company completed a $560.0 million financing consisting of a $360.0 million senior credit facility (the "Senior Credit Facility") and $200.0 million of 10 3/4% Senior Subordinated Notes due 2008 (the "10 3/4% Notes"). Proceeds from the initial funding under the Senior Credit Facility and the 10 3/4% Notes were used to repay all of the Company's indebtedness and obligations under its previously existing credit facilities which were scheduled to mature in June 2002, to redeem its 11 5/8% Senior Subordinated Notes and its 12% redeemable preferred stock, as well as to pay redemption premiums, fees and expenses in connection with the refinancing. In 2001, the Company recognized a loss related to the early extinguishment of debt totaling approximately $9.9 million resulting primarily from the write-off of unamortized debt costs related to the refinanced indebtedness and the redemption premium and costs associated with the repayment of the 11 5/8%
Senior Subordinated Notes.

     The 10 3/4% Notes are due in 2008 and interest is payable on January 15 and July 15 of each year, commencing on January 15, 2002. The 10 3/4% Notes are redeemable at the Company's option on or after July 15, 2005 at the redemption prices set forth below (expressed as a percentage of the face value) plus accrued interest to the date of redemption:

         Twelve Month Period
         Beginning July 15,
     --------------------------
            2005......................     105.375%
            2006......................     102.688%
            2007......................     100.000%

The 12 1/4% Notes and 10 3/4% Notes contain certain covenants, which, among other things, restrict additional indebtedness, payment of dividends, stock issuance of subsidiaries, certain investments and transfers or sales of assets, and provide for the repurchase of the notes in the event of a change in control of the Company. The 12 1/4% Notes and 10 3/4% Notes are general unsecured obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company and senior in right to all future subordinated indebtedness of the Company.

     The Senior Credit Facility that was refinanced with the proceeds from the January 2004 offering discussed in Note 20, consisted of a $25.0 million revolving credit facility maturing June 2006, a $50.0 million Term A facility maturing December 2005 and a $285.0 million Term B facility maturing June 2006. The interest rate under the Senior Credit Facility, as amended, was LIBOR plus 3.25% or Base Rate (as defined) plus 2.25%, at the Company's option. In September 2001, the Company entered into an interest rate swap in the notional amount of $144.0 million to hedge the impact of interest rate changes on a portion of the Company's variable rate indebtedness. The interest rate swap matured on October 15, 2003 and was not renewed. The fixed rate under the swap was 3.64% (6.89% including the spread over LIBOR under the senior credit facility) and variable rates were indexed to LIBOR.

     The Company amended and restated the Senior Credit Facility on May 5, 2003 to consolidate previous amendments and allow for the issuance of letters of credit, subject to availability, under a $25.0 million revolving credit facility. At December 31, 2003 and 2002, there was $8.0 million and $25.0 million, respectively, in borrowings outstanding under the revolving credit facility. At December 31, 2003, there was $16.6 million of outstanding letters of credit (there were no outstanding letters of credit as of December 31, 2002). The Company paid a fee of $0.1 million in connection with the May 5, 2003 amendment and restatement. On September 19, 2003, the Company further amended the Senior Credit Facility to reduce its trailing twelve month minimum net revenue and EBITDA covenants, eliminate a revenue fee connected with a waiver obtained in March 2003 (for which the waiver provisions were subsequently incorporated into the May 5, 2003 amendment and restatement) and eliminate the requirement to comply with certain other financial covenants as of March 31, 2005. The Company paid a fee of $1.0 million in connection with the September 19, 2003 amendment.

     As amended, the Company's Senior Credit Facility contained various financial covenants and restricted the ability of the Company and any of its subsidiaries to incur additional indebtedness, dispose of assets, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions and enter into transactions with affiliates and otherwise restricting its activities. The Senior Credit Facility contained the following financial covenants: (1) twelve-month trailing minimum net revenue and minimum EBITDA (as defined under the Senior Credit Facility) for each of the fiscal quarters ended June 30, 2001 through March 31, 2005, (2) maximum ratio of total senior debt to EBITDA, maximum ratio of total debt to EBITDA, minimum permitted interest coverage ratio and minimum permitted fixed charge coverage ratio, each beginning for each of the fiscal quarters ending on or after June 30, 2005, (3) maximum annual capital expenditures for 2001 through 2006, and (4) maximum annual programming payments for 2002 through 2006. The Company's amended twelve-month minimum net revenue and EBITDA covenants were $250 million and $50 million, respectively, for each of the next four quarters. At December 31, 2003 and 2002, the Company was in compliance with its amended covenants.

     Aggregate maturities of senior subordinated notes and bank financing at December 31, 2003, after giving effect to the January 2004 refinancing described in Note 20, are as follows (in thousands):

          2004....................................    $          61
          2005....................................               65
          2006....................................               71
          2007....................................               79
          2008....................................          200,086
          Thereafter..............................          832,031
                                                      $   1,032,393

     In connection with the Company's senior subordinated notes and bank financing, the Company has incurred debt issuance costs totaling approximately $26.3 million which are amortized to interest expense over the term of the indebtedness using the effective interest method. Included in other assets as of December 31, 2003 and 2002, are unamortized debt issue costs amounting to $18.6 million and $19.0 million, respectively. As described in Note 20, the January 2004 refinancing resulted in the expensing of debt issue costs in the amount of $6.3 million in the first quarter of 2004.

12.      INCOME TAXES

    The provision for federal and state income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

                                                    2003           2002          2001
                                                    ----           ----          ----
                                                                (RESTATED)    (RESTATED)
 Current:
   Federal...................................      $     --     $    (542)    $    --
   State.....................................           119          (120)       (120)
                                                   --------     ---------     -------
                                                        119          (662)       (120)
                                                   --------     ---------     -------
 Deferred:
   Federal...................................        14,513        50,723      67,438
   State.....................................         1,244         4,348       5,781
   Change in valuation allowance.............       (22,427)     (223,682)    (73,219)
                                                   --------     ---------     -------
                                                     (6,670)     (168,611)         --
                                                   --------     ---------     -------
           Total provision for income taxes..      $ (6,551)    $(169,273)   $   (120)
                                                   ========     =========     =======


    Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities as follows as of December 31, (in thousands):

                                                          2003           2002
                                                          ----           ----
DEFERRED TAX ASSETS:                                                  (RESTATED)
  Net operating loss carryforwards.................     $ 314,692     $ 295,876
  Programming rights...............................        18,369        30,805
  Deferred compensation............................        20,687        18,844
  Deferred interest expense........................        26,278        12,138
  Other............................................           593         1,415
                                                         --------       --------
                                                          380,619       359,078
  Deferred tax asset valuation allowance...........      (370,537)     (348,110)
                                                         --------      --------
    Net deferred tax assets........................        10,082        10,968

Deferred tax liabilities:
  Basis difference on FCC licenses
  no longer amortized for financial
  reporting purposes under SFAS 142................      (175,281)     (168,611)
  Basis difference on other fixed assets and
  certain other intangible assets..................       (10,082)      (10,968)
                                                        ---------     ---------
     Net deferred tax liability....................     $(175,281)    $(168,611)
                                                        =========     =========

     The reconciliation of the income tax benefit computed at the U.S. federal statutory tax rate, to the provision for income taxes is as follows (in thousands):

                                                               2003         2002           2001
                                                               ----         ----           ----
                                                                          (RESTATED)    (RESTATED)
Tax benefit at U.S. federal statutory tax rate.........       $ 14,743     $  58,651     $  71,898
State income tax benefit, net of federal tax...........          1,264         5,024         6,011
Non-deductible preferred stock redemption premium......             --        (6,647)          --
Disqualified original issue discount...................         (2,451)       (2,104)          --
Non-deductible items...................................           (247)         (515)       (1,773)
Valuation allowance....................................        (22,427)     (223,682)      (73,219)
Tax benefit of disposed FCC license intangible........           3,078            --            --
Other..................................................           (511)           --        (3,037)
                                                              --------     ---------     ---------
Provision for income taxes.............................       $ (6,551)    $(169,273)    $    (120)
                                                              ========     =========     =========


    At December 31, 2003 and 2002, the Company has recorded a valuation allowance for its deferred tax assets net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. As previously described in
Note 1, following the adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes its FCC license intangible assets for financial reporting purposes. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance totaling approximately $173.0 million during the year ended December 31, 2002.

    The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a "like kind" exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined the Company's 1997 tax return and has issued the Company a "30-day letter" proposing to disallow all of the Company's gain deferral. The Company filed a protest to this determination with the IRS appeals division, but cannot predict the outcome of this matter at this time, and may not prevail. In addition, the "30-day letter" offered the Company an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. The Company filed a protest to this alternative determination as well. The Company may not prevail with respect to this alternative determination. Should the IRS successfully challenge the Company's position and disallow all or part of its gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses. The Company has estimated the amount of interest for which it could be held liable as of December 31, 2003, to be approximately $16.6 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, the Company estimates it would be liable for only a nominal amount of interest.

    The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $828 million at December 31, 2003, expiring through 2023. A portion of the net operating losses, amounting to approximately $10.0 million, are limited to annual utilization. Additionally, further limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

13.      STOCK INCENTIVE PLANS

    The Company has established various stock incentive plans to provide incentives to directors, officers, employees and others who perform services for the Company through awards of options and shares of restricted stock. Awards granted under the plans are at the discretion of the Company's Compensation Committee and may be in the form of either incentive or nonqualified stock options or awards of restricted stock. Options granted under the plans generally vest over a three to five year period and expire ten years after the date of grant. At December 31, 2003, 3,488,774 shares of Class A common stock were available for additional awards under the plans.

    In October 2003, the Company granted 3,598,750 options under the Company's 1998 Stock Incentive Plan, as amended, to purchase one share of the Company's Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received Class A common stock subject to vesting restrictions (restricted stock award). The restricted stock awards included retention grants totaling 2,278,000 shares which will vest in their entirety at the end of a five year period. Of the remaining restricted stock awards, 1,000,750 will vest ratably over a three year period and 320,000 will vest ratably over a five year period. The award resulted in non-cash stock based compensation expense of approximately $18.3 million, which will be recognized on a straight-line basis over the vesting period of the awards. For the year ended December 31, 2003, the Company recognized approximately $1.5 million in stock based compensation expense in connection with these grants. Approximately $5.7 million will be recognized in 2004; and the remaining $11.1 million will be recognized between 2005 and 2008. The restricted stock awards will vest as follows:

                  RESTRICTED
   YEAR ENDED    STOCK AWARDS
  DECEMBER 31,      VESTING
  ------------   ------------
  2004.........       397,584
  2005.........       397,583
  2006.........       397,583
  2007.........        64,000
  2008.........     2,342,000
                    ---------
                    3,598,750
                    =========

     In January 2003, the Company consummated a stock option exchange offer under which the Company granted to holders who tendered their eligible options in the exchange offer new options under the Company's 1998 Stock Incentive Plan, as amended, to purchase one share of the Company's Class A common stock for each two shares of Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under the Company's stock option plans and 1.8 million non qualified options issued in addition to the options granted under its stock option plans were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the provisions of the 1998 Stock Incentive Plan, at the holders' elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.6 million, of which approximately $8.5 million related to vested and unvested shares issued upon exercise of the new options was recognized in the year ended December 31, 2003 and the remaining $0.1 million will be recognized on a straight-line basis over the remaining vesting period of the modified awards. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options is being recognized on a straight-line basis over the remaining vesting period of the modified awards ($2.3 million recognized in the year ended December 31, 2003).

     During 1999, the Compensation Committee of the Board of Directors reduced the per share exercise price of 840,000 unvested stock options held by the Company's former CEO to $.01 and 360,000 vested stock options held by the Company's former CEO to $1.00. The Company recognized stock based compensation of approximately $0.6 million and $2.3 million for the years ended December 31, 2002 and 2001, related to these options.

    A summary of the activity in the Company stock option plans is as follows for the years ended December 31,:

                                                              2003                      2002                      2001
                                                     ----------------------    ---------------------     ----------------------
                                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                   AVERAGE                   AVERAGE                   AVERAGE
                                                     NUMBER OF     EXERCISE    NUMBER OF     EXERCISE    NUMBER OF     EXERCISE
                                                      OPTIONS        PRICE      OPTIONS        PRICE      OPTIONS        PRICE
                                                     ---------     --------    ---------     --------    ---------     --------
Outstanding, beginning of year...................    9,103,336      $ 5.88     9,452,436      $ 5.91     7,774,286      $ 5.59
Granted..........................................    7,529,409         .04        80,500        7.25     2,303,750        7.25
Forfeited........................................   (6,410,350)       7.25      (240,950)       7.25      (117,575)       8.23
Exercised........................................   (7,615,709)        .04      (188,650)       6.37      (508,025)       6.39
                                                    ----------                 ---------                 ---------
Outstanding, end of year.........................    2,606,686        2.70     9,103,336        5.88     9,452,436        5.91
                                                    ==========                 =========                 =========
Weighted average fair value of options granted
  during the year................................                     3.72                      7.66                      8.22

    The majority of the Company's option grants have been at exercise prices which have historically been below the quoted market price of the underlying common stock at the date of grant.

    The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2003:

                                 WEIGHTED
                     NUMBER       AVERAGE        NUMBER
                   OUTSTANDING   REMAINING    EXERCISABLE AT
                  DECEMBER 31,  CONTRACTUAL    DECEMBER 31,
 EXERCISE PRICES      2003         LIFE            2003
 ---------------  ------------  -----------   --------------
  $0.01........       740,000       4.0           740,000
  $1.00........       360,000       4.0           360,000
  $2.11........        12,500       9.0               625
  $2.60........        70,000       9.0                --
  $3.42........     1,011,511       1.0         1,011,511
  $7.25........       412,675       5.4           412,675
                    ---------                   ---------
                    2,606,686                   2,524,811
                    =========                   =========

    In addition to the options granted under its stock incentive plans, the Company has granted nonqualified options to purchase shares of its Class A common stock to members of senior management and others. Options outstanding under these grants amounted to 0.5 million and 2.3 million at December 31, 2003 and 2002, respectively, with weighted average exercise prices of $3.04 and $8.62, respectively, all of which options are exercisable and substantially all of which expire in August 2006. During 2002, the Company's Chairman and CEO forfeited 1.0 million options previously granted. The Company recognized stock-based compensation related to these grants of approximately $(0.4) million and $0.9 million for the years ended December 31, 2002 and 2001, respectively. No expense was recognized in the year ended December 31, 2003 as no such shares were granted.

     A summary of the activity in the Company's nonqualified options is as follows for the years ended December 31,:

                                                              2003                      2002                      2001
                                                     ----------------------    ---------------------     ----------------------
                                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                   AVERAGE                   AVERAGE                   AVERAGE
                                                     NUMBER OF     EXERCISE    NUMBER OF     EXERCISE    NUMBER OF     EXERCISE
                                                      OPTIONS        PRICE      OPTIONS        PRICE      OPTIONS        PRICE
                                                     ---------     --------    ---------     --------    ---------     --------
Outstanding, beginning of year...................   2,322,500       $ 8.62      3,200,000     $10.23     3,200,000      $10.28
Granted..........................................          --           --        122,500       7.25            --          --
Forfeited........................................  (1,800,000)       10.24     (1,000,000)     10.35            --          --
Exercised........................................          --           --             --         --            --          --
                                                   ----------                  ----------                ---------
Outstanding, end of year.........................     522,500         3.04      2,322,500       8.62     3,200,000       10.23
                                                   ----------                  ----------                ---------
Weighted average fair value of options granted
during the year..................................                       --                      6.70


    The following table summarizes information about nonqualified options outstanding and exercisable at December 31, 2003:

                                   WEIGHTED
                                    AVERAGE
                                   REMAINING
                      NUMBER      CONTRACTUAL        NUMBER
 EXERCISE PRICES    OUTSTANDING      LIFE          EXERCISABLE
 ---------------   ------------   -----------    --------------
  $2.85........       500,000         5.7            500,000
  $7.25........        22,500         8.1             22,500
                      -------                        -------
                      522,500                        522,500
                      =======                        =======

14.      MANDATORILY REDEEMABLE PREFERRED STOCK

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock such as the Company's 14 1/4% Junior Exchangeable Preferred Stock. SFAS No. 150 is effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption, the Company recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods is not permitted upon adoption of SFAS No. 150. The Company's
9 3/4% Series A Convertible Preferred Stock and 8% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS No. 150 because of their equity conversion features.

    The following represents a summary of the changes in the Company's mandatorily redeemable preferred stock for each of the three years in the period ended December 31, 2003 and the aggregate liquidation preference and accumulated dividends as of December 31, 2003 (in thousands):


                                                JUNIOR
                                             EXCHANGEABLE                  SERIES B
                                               PREFERRED    CONVERTIBLE   CONVERTIBLE   EXCHANGEABLE     JUNIOR
                                                 STOCK       PREFERRED     PREFERRED      PREFERRED     PREFERRED
                                                14 1/4%     STOCK 9 3/4%    STOCK 8%    STOCK 12 1/2%   STOCK 12%      TOTAL
                                             ------------   ------------  -----------   -------------   ---------      -----
             MANDATORILY REDEEMABLE
              AND CONVERTIBLE PREFERRED
              STOCK:
             Balance at December 31, 2000     $ 270,854       $ 92,945     $412,857       $ 246,878      $ 56,855    $1,080,389
             Accretion...................         1,177            492       25,005             679         2,247        29,600
             Accrual of cumulative
               Dividends.................        38,037          9,703       33,200          32,333         3,783       117,056
             Cash dividends..............            --             --           --              --        (3,783)       (3,783)
             Redemption..................            --             --           --              --       (59,102)      (59,102)
                                              ---------       --------     --------       ---------      --------    ----------
             Balance at December 31, 2001       310,068        103,140      471,062         279,890            --     1,164,160
             Accretion...................         1,185            496       20,021              24            --        21,726
             Accrual of cumulative
               Dividends.................        43,245         10,684       33,200           1,244            --        88,373
             Exchange into debentures
               (see Note 11).............            --             --           --        (281,158)           --      (281,158)
                                              ---------       --------     --------       ---------      --------    ----------
             Balance at December 31, 2002       354,498        114,320      524,283       $      --            --       993,101
             Accretion...................           596            499           --              --            --         1,095
             Accrual of cumulative
               Dividends.................        24,044         11,765       33,200              --            --        69,009
             Reclassification as a
                liability on July 1,
                2003.....................      (379,138)            --           --              --            --      (379,138)
                                              ---------       --------     --------       ---------      --------    ----------

             Balance at December 31, 2003     $      --       $126,584     $557,483       $      --      $     --    $  684,067
                                              =========       ========     ========       =========      ========    ==========

             MANDATORILY REDEEMABLE
                PREFERRED STOCK:
             Balance at July 1, 2003.....       379,138
             Reclassification of
               unamortized issuance costs
                on July 1, 2003..........         4,062
             Accrual of cumulative
               dividends from July 1,
               2003 through December 31,
               2003......................        27,539
                                              ---------
             Balance at December 31, 2003     $ 410,739
                                              =========
             Aggregate liquidation
               preference and accumulated
               dividends at December 31,
               2003......................     $ 410,739       $128,104     $557,483      $       --            --    $1,096,326
                                              =========       ========     ========       =========      ========    ==========

JUNIOR PREFERRED STOCK 12%

    In July 2001, the Company redeemed all 33,000 shares issued and outstanding of its $0.001 par value Junior Preferred Stock (the "Junior Preferred Stock"). Prior to redemption, the Company paid cash dividends of approximately $3.8 million in the year ended December 31, 2001.

EXCHANGEABLE PREFERRED STOCK 12 1/2%

     As discussed in Note 11, in January 2002 the Company exchanged all issued and outstanding shares of Exchangeable Preferred Stock 12 1/2% in the amount of $281.2 million, including accumulated but unpaid dividends, into 12 1/2% Exchange Debentures. The 12 1/2% Exchange Debentures were then redeemed with proceeds from the issuance of the 12 1/4% Notes.

    During 2001 the Company paid dividends of approximately $31.7 million by the issuance of additional shares of Exchangeable Preferred Stock.

JUNIOR EXCHANGEABLE PREFERRED STOCK 14 1/4%

    During 1998, the Company issued 20,000 shares of Cumulative Junior Exchangeable Preferred Stock (the "Junior Exchangeable Preferred Stock") with an aggregate $200 million liquidation preference for gross proceeds of an equivalent amount. At December 31, 2003 and 2002, the Company had authorized 72,000 shares of $0.001 par value Junior Exchangeable Preferred Stock of which 40,355 and 35,330 shares were issued and outstanding, respectively. Holders of the Junior Exchangeable Preferred Stock were initially entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase 1% for that dividend payment period. Because the Company elected to continue to pay dividends in additional shares, the dividend rate increased to 14 1/4% after May 15, 2003 in accordance with the terms of the security.

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

      TWELVE MONTH
         PERIOD
    BEGINNING MAY 15,
    -----------------
    2003....................................    106.625%
    2004....................................    103.313%
    2005 and thereafter.....................    100.000%

    Upon a change of control, the Company is required to offer to purchase the Junior Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof plus accumulated and unpaid dividends. The Company may, provided it is not contractually prohibited from doing so, exchange the outstanding Junior Exchangeable Preferred Stock on any dividend payment date for 13 1/4% Exchange Debentures due 2006. The Exchange Debentures have redemption features similar to those of the Junior Exchangeable Preferred Stock. For the years ended December 31, 2003, 2002 and 2001, the Company paid dividends of approximately $50.2 million, $42.5 million and $37.4 million, respectively, by the issuance of additional shares of Junior Exchangeable Preferred Stock. Accrued Junior Exchangeable Preferred Stock dividends aggregated approximately $7.2 million and $5.9 million at December 31, 2003 and 2002, respectively.

CONVERTIBLE PREFERRED STOCK 9 3/4%

    During 1998, the Company issued 7,500 shares of Series A Convertible Preferred Stock ("Convertible Preferred Stock") with an aggregate liquidation preference of $75 million, and warrants to purchase 240,000 shares of Class A common stock. Of the gross proceeds of $75 million, approximately $960,000 was allocated to the value of the warrants, which were exercisable at a price of $16 per share through June 2003. In June 2003, the warrants to purchase 240,000 shares of Class A common stock expired unexercised.

    At December 31, 2003 and 2002, the Company had authorized 17,500 shares of $0.001 par value Convertible Preferred Stock of which 12,810 and 11,634 shares were issued and outstanding, respectively. Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 9 3/4%, payable quarterly beginning September 30, 1998 and accumulating from the issue date. The Company may pay dividends either in cash, in additional shares of Convertible Preferred Stock, or (subject to an increased dividend rate) by the issuance of shares of Class A common stock equal in value to the amount of such dividends. For the years ended December 31, 2003, 2002 and 2001, the Company paid dividends of approximately $11.8 million, $10.7 million and $9.7 million, respectively, by the issuance of additional shares of Convertible Preferred Stock. At December 31, 2003 and 2002, there were no accrued and unpaid dividends on the Convertible Preferred Stock.

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

               TWELVE MONTH PERIOD
               BEGINNING JUNE 30,
            -------------------------
              2003...................................     104.00%
              2004...................................     102.00%
              2005 and thereafter....................     100.00%

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

SERIES B CONVERTIBLE PREFERRED STOCK 8%

     Pursuant to the Investment Agreement, NBC acquired $415 million aggregate liquidation preference of a new series of the Company's convertible exchangeable preferred stock which accrues cumulative dividends from the Issue Date at an annual rate of 8% and is convertible (subject to adjustment under the terms of the Certificate of Designation relating to the Series B Convertible Preferred Stock) into 31,896,032 shares of the Company's Class A common stock at an initial conversion price of $13.01 per share, which increases at a rate equal to the dividend rate ($17.48 per share at December 31, 2003). On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock will be adjusted to a market rate determined by a nationally recognized independent investment banking firm chosen by the Company. At December 31, 2003 and 2002, the Company had 41,500 shares of $0.001 par value Series B Convertible Preferred Stock authorized, issued and outstanding.

     On November 13, 2003, the Company received notice from NBC that NBC has exercised its right under its investment agreement with the Company to demand that the Company redeem or arrange for a third party to acquire (the "Redemption"), by payment in cash, all 41,500 outstanding shares of the Company's Series B Convertible Exchangeable Preferred Stock held by NBC. The aggregate redemption price payable in respect of the 41,500 preferred shares, including accrued dividends thereon, was approximately $557.5 million and $524.3 million as of December 31, 2003 and 2002, respectively.

    The Company will have up to one year after November 13, 2003 to consummate the Redemption. If at any time during the one year redemption period, the terms of the Company's outstanding debt and preferred stock do not prohibit the Redemption and the Company has sufficient funds on hand to consummate the Redemption, the Company must consummate the Redemption at that time. NBC may not exercise its Warrant A and Warrant B (which represent the right to purchase an aggregate of 32,032,127 shares of the

Company's Class A common stock) or its right to purchase shares of Class B common stock beneficially owned by Lowell W. Paxson, the Company's Chairman of the Board and Chief Executive Officer, during the one year Redemption period. If the Company does not effect the Redemption within one year after November 13, 2003, NBC will again be permitted to exercise Warrant A and Warrant B and its right to acquire Mr. Paxson's Class B common stock, and generally will be permitted to transfer, without restriction, any of the Company's securities acquired by it, its right to acquire Mr. Paxson's Class B common stock, the contractual rights described by the Investment Agreement and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson's Class B common stock will expire, to the extent unexercised, 30 days after any such transfer. If NBC transfers any of the Company's securities or its right to acquire Mr. Paxson's Class B common stock, the transferee will remain subject to the terms and conditions of such securities, including those limitations on exercise described above.

     The Company's ability to effect any redemption is restricted by the terms of the Company's outstanding debt and preferred stock. To effect the Redemption, the Company would need not only to raise sufficient cash to fund payment of the Redemption price, but also to obtain the consents of the holders of the Company's outstanding debt and preferred stock or repay, redeem or refinance these securities in a manner that obviated the need to obtain the consents of the holders. Alternatively, the Company would need to identify a third party willing to purchase NBC's Series B preferred stock directly from NBC or to enter into a merger, acquisition or other transaction with the Company as a result of which NBC's Series B preferred stock would be redeemed or acquired at the stated redemption price. NBC also has the right to require that the Company redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default (a "Default Redemption"). If NBC exercises this right, the Company will have up to 180 days to consummate the redemption. If at any time during the 180 day redemption period, the terms of the Company's outstanding debt and preferred stock do not prohibit the redemption and the Company has sufficient funds on hand to consummate the redemption, the Company must consummate the redemption at that time. NBC may not exercise Warrant A, Warrant B or its right to purchase shares of Class B common stock beneficially owned by Mr. Paxson during the 180 day redemption period.

     Should the Company fail to effect a Default Redemption within 180 days after NBC has exercised its right to require the Company to redeem its securities, NBC will have 180 days within which to exercise Warrant A and Warrant B and its right to acquire Mr. Paxsons Class B common stock, and generally will be permitted to transfer, without restriction, any of the Company's securities acquired by it, its right to acquire Mr. Paxsons Class B common stock, the contractual rights provided by the NBC investment agreement, and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxsons Class B common stock shall expire, to the extent unexercised, 30 days after any such transfer. If NBC does not effect any of these transactions within the 180 day period, the Company will have the right, for 30 days, to redeem NBC's securities. If the Company does not effect a redemption during this period, NBC will have the right to require the Company to effect, at the Company's option, either a public sale or a liquidation of the Company and may participate as a bidder in any such transaction. If the highest bid in any public sale of the Company would be insufficient to pay NBC the redemption price of its securities, NBC will have a right of first refusal to purchase the Company for the highest bid amount. NBC will not be permitted to exercise Warrant A, Warrant B or its right to acquire Mr. Paxsons Class B common stock during the public sale or liquidation process.

     The Company's ability to effect any redemption is restricted by the terms of the Company's outstanding debt and preferred stock. Were NBC to exercise its right to demand that the Company redeem its Series B preferred stock, in order to be able to do so the Company would need not only to raise sufficient cash to fund payment of the redemption price, but also to obtain the consents of the holders of the Company's outstanding debt and preferred stock or repay, redeem or refinance these securities in a manner that obviated the need to obtain the consents of the holders. Alternatively, the Company would need to identify a third party willing to purchase NBC's Series B preferred stock directly from NBC or to enter into a merger, acquisition or other transaction with the Company as a result of which NBC's Series B preferred stock would be redeemed or acquired at the stated redemption price.

     Beginning on September 15, 2004, the Company has the right, at any time, to redeem any or all of the Company's outstanding Series B preferred stock at a redemption price per share equal to the higher of (i) the liquidation preference of $10,000 per share plus accrued and unpaid dividends, and (ii) the product of 80% of the average of the closing sale prices of the Class A common stock for the ten consecutive trading days ending on the trading day immediately preceding the Company's notice to NBC exercising the optional redemption, and the number of shares of Class A common stock into which a share of Series B preferred stock is convertible (approximately 768.58 shares of Class A common stock as of December 31, 2003). If the Company elects to redeem a portion of the Company's outstanding Series B preferred stock, the Company is required to declare and pay, in full, all of the accumulated and unpaid dividends on the Series B preferred stock. As of December 31, 2003 and 2002, accumulated and unpaid dividends on the Series B preferred stock aggregated approximately $142.5 million and $109.3 million, respectively.

    The Series B Convertible Preferred Stock is exchangeable, in whole or in part, at the option of the holder, subject to the Company's debt and preferred stock covenants limiting additional indebtedness but in any event not later than January 1, 2007, into convertible debentures of the Company maturing on December 31, 2009 and ranking on a parity with the Company's other subordinated indebtedness. Should NBC determine that the rules and regulations of the FCC prohibit it from holding shares of Class A common stock, NBC may convert the Series B Convertible Preferred Stock held by it into an equal number of shares of non-voting common stock of the Company, which non-voting common stock shall be immediately convertible into Class A common stock upon transfer by NBC.

    The Series B Convertible Preferred Stock is non-voting, except as otherwise required by law and except in certain circumstances, including with respect to:

    o amending certain rights of the holders of the Series B Convertible Preferred Stock; and

    o issuing certain equity securities that rank on a parity with or senior to the Series B Covertible Preferred Stock.


REDEMPTION FEATURES OF PREFERRED STOCK

    The following table presents the redemption value of the three classes of preferred stock outstanding at December 31, 2003 should the Company elect to redeem the preferred stock in the indicated year, assuming no dividends are paid in cash prior to redemption (in thousands):

                                       JUNIOR EXCHANGEABLE     CONVERTIBLE PREFERRED    SERIES B CONVERTIBLE
                                         PREFERRED STOCK              STOCK               PREFERRED STOCK
                                           14 1/4%(1)               9 3/4%(2)                  8%(3)
                                       -------------------     ---------------------    --------------------
2004.............................            486,697                 143,880                  590,683
2005.............................            540,916                 155,324                  623,883
2006.............................            609,879                 171,029                  657,083
2007.............................                 --                      --                  690,283
2008.............................                 --                      --                  723,483
2009.............................                 --                      --                  748,383

----------

(1) Mandatorily redeemable on November 15, 2006; redeemable by the Company on or after May 15, 2003.

(2) Mandatorily redeemable on December 31, 2006; redeemable by the Company on or after June 30, 2003.

(3) As further discussed above, on November 13, 2003, the Company received notice from NBC that NBC has exercised its right under its investment agreement with the Company to demand that the Company redeem or arrange for a third party to acquire, by payment in cash, all 41,500 outstanding shares of the Company's Series B Convertible Preferred Stock held by NBC.

COVENANTS UNDER PREFERRED STOCK TERMS

    The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets.

15.      COMMON STOCK AND COMMON STOCK WARRANTS

     On May 1, 2000, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of authorized shares of common stock from 197,500,000 shares to 327,500,000 shares, the number of authorized shares of Class A common stock from 150,000,000 shares to 215,000,000 shares and the number of authorized shares of Class C non-voting common stock, par value $0.001 per share, from 12,500,000 shares to 77,500,000 shares. No shares of the Company's Class C common stock were issued or outstanding at December 31, 2003 or 2002.

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

    In connection with the Series A Convertible Preferred Stock sale in June 1998, the Company issued warrants to purchase 240,000 shares of Class A common stock at an exercise price of $16. The warrants were valued at $960,000. In June 2003, the warrants to purchase 240,000 shares of Class A common stock expired unexercised.

    In June 1998, the Company issued to an affiliate of a former member of its Board of Directors five year warrants entitling the holder to purchase 155,500 shares of Class A common stock at an exercise price of $16.00 per share. In March 2000, the Company reduced the exercise price of warrants held by the affiliate from $16.00 per share to $12.60 per share resulting in stock-based compensation expense of $139,000. In June 2003, the warrants to purchase 155,500 shares of Class A common stock expired unexercised.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

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

    Long-term debt. The fair value of the Company's long-term debt is estimated based on current market rates and instruments with the same risk and maturities. The fair value of the Company's borrowings under the Senior Credit Facility approximates its carrying value. The fair market value of the Company's 10 3/4% Notes and 12 1/4% Notes are estimated based on year end quoted market prices for such securities. At December 31, 2003, the estimated fair value of the Company's 10 3/4% Notes and 12 1/4% Notes were approximately $219.0 million and $426.8 million, respectively.

    Mandatorily redeemable securities. The fair value of the Company's mandatorily redeemable preferred stock is estimated based on quoted market prices plus accumulated but unpaid dividends, except for the Series B Convertible Preferred Stock, which is estimated at the December 31, 2003 aggregate liquidation preference plus accumulated dividends as no quoted market prices are available for these securities. The estimated fair value of the Company's mandatorily redeemable preferred stock is as follows (in thousands):

Junior Exchangeable Preferred 14 1/4% ..........................   $   379,934
Convertible Preferred 9 3/4% ...................................       103,764
Series B Convertible Preferred 8%...............................       557,483
                                                                   -----------
                                                                   $ 1,041,181
                                                                   ===========

17.      COMMITMENTS AND CONTINGENCIES

LEASES

    Future minimum annual payments under non-cancelable operating leases for broadcasting facilities and equipment as of December 31, 2003 are as follows (in thousands):

2004.....................................        $ 15,679
2005.....................................          15,602
2006.....................................          15,332
2007.....................................          14,884
2008.....................................          13,676
Thereafter...............................         111,931
                                                 --------
                                                 $187,104
                                                 ========

    The Company incurred total operating expenses of approximately $18.8 million, $17.9 million and $14.9 million for the years ended December 31, 2003 2002 and 2001, respectively, under these leases.

    As of December 31, 2003 the Company is obligated under employment agreements with its senior management to make payments totaling approximately $2.4 million in 2004 and $1.5 million in each of 2005, 2006 and 2007.

    In December 2001, the Company completed the sale and leaseback of certain of its tower assets for aggregate proceeds of $34.0 million. This transaction resulted in a deferred gain of approximately $5.2 million which is being recognized over the lease term as a reduction of rent expense. As part of the transaction, the Company entered into operating leases related to both its analog and digital antennas at these facilities for terms of up to 20 years. Annual rent expense over the lease term is approximately $4.0 million. For certain tower assets with a net book value of approximately $2.7 million as of December 31, 2003 ($9.1 million as of December 31, 2002), the Company has been unable to transfer title or assign leases to the buyer. The Company is in the process of transferring title and assigning leases to the buyer. These assets are included in assets held for sale in the accompanying consolidated balance sheets. In the interim, at closing, the Company entered into management agreements with the buyer on terms consistent with the operating leases. Included in the $34.0 million proceeds was approximately $12.1 million of deferred consideration for the managed sites. Of the $12.1 million deferred consideration received, $2.6 million remained as of December 31, 2003 and is included in other long-term liabilities in the accompanying consolidated balance sheets ($12.1 million as of December 31, 2002). Under the terms of the agreement with the buyer, the proceeds received by the Company related to these assets are not refundable to the buyer in the event the Company is unable to complete the transfer of title for these assets.

INVESTMENT COMMITMENTS

    In 1997, the Company paid $2 million for an option to acquire a television station serving the Memphis, Tennessee market and simultaneously paid $2 million for an option to acquire a television station serving the New Orleans, Louisiana market. The Company may exercise its rights to acquire these television stations for an option exercise price of $18 million for each station beginning January 1, 2005 through December 31, 2006. The owners of these stations also have the right to require the Company to purchase these stations at any time after January 1, 2005 through December 31, 2006. These stations are currently operating under TBAs with the Company. The purchase of these assets is subject to various conditions, including the receipt of regulatory approvals. The completion of these investments is also subject to several factors and to the satisfaction of various conditions, and there can be no assurance that these investments will be completed. As discussed in Note 1, the Company recorded an impairment charge of $5.4 million in connection with the purchase option for one of these stations.

LEGAL PROCEEDINGS

    The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations and cash flows.

EXPLORATION OF STRATEGIC ALTERNATIVES

    The Company has engaged Bear Stearns & Co. Inc. and Citigroup Global Markets Inc. to act as its financial advisors and explore strategic alternatives for the Company. These strategic alternatives may include the sale of all or part of the Company's assets, finding a strategic partner for the Company who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company's debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or acquisition of the Company's equity securities. The Company's ability to pursue strategic alternatives is subject to various limitations and issues which the Company may be unable to control. A strategic transaction will, in most circumstances, require that the Company seek the consent of, or refinance, redeem or repay NBC and the other holders of the Company's preferred stock, as well as the holders of the Company's senior and subordinated debt. FCC regulations may limit the type of strategic alternatives the Company may pursue and the parties with whom the Company may pursue strategic alternatives. In addition, the Company's ability to pursue a strategic alternative will be dependent upon the attractiveness of the Company's assets and business plan to potential transaction parties. Among other things, certain potential transaction parties may find unattractive the Company's capital structure and high level of indebtedness, the PAX TV programming and the overnight programming provided by CNI, which is currently carried by the Company, and certain of the Company's television stations serving major television markets. The relatively low tax basis of the Company in its television station assets (resulting in part from the Section 1031 like kind exchange that was structured upon the sale of the Company's radio group in 1997) is a significant factor to be considered in structuring any potential transactions involving sales of a material portion of the Company's television assets, and may make certain types of transactions less attractive or not viable. Potential transaction parties may believe that the Company's stations and other assets are less valuable than as shown in prior appraisals the Company has obtained. The Company may be prevented from consummating a strategic transaction due to any of these and other factors, or it may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of, these and other factors. There is no assurance that the Company will be successful in its efforts to find or effectuate strategic alternatives for the Company.

INSURANCE LITIGATION

     The Company's antenna, transmitter and other broadcast equipment from its New York television station were destroyed upon the collapse of the World Trade Center on September 11, 2001. The Company has property and business interruption insurance coverage to mitigate losses sustained, although the extent of coverage of such insurance is currently being litigated.

18.      SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information and non-cash operating, investing and financing activities are as follows (in thousands):


                                                                    YEARS ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                  2003       2002        2001
                                                                  ----       ----        ----
Supplemental disclosures of cash flow information:
  Cash paid for interest.................................      $41,883     $43,630     $ 39,987
                                                               =======     =======     ========
  Cash paid for income taxes.............................      $ 1,053     $   625     $    255
                                                               =======     =======     ========
Non-cash operating, investing and financing activities:
  Programming received in a settlement...................      $ 1,000     $    --     $     --
                                                               =======     =======     ========
  Accretion of discount on Senior Subordinated Notes.....      $43,660     $37,480     $    240
                                                               =======     =======     ========
  Dividends accrued on redeemable and convertible
     preferred stock.....................................      $96,548     $88,373     $113,273
                                                               =======     =======     ========
  Discount accretion on redeemable and
     convertible securities..............................      $ 1,999     $21,726     $ 29,600
                                                               =======     =======     ========
  Satellite and cable distribution.......................      $    --     $    --     $  1,151
                                                               =======     =======     ========
  Notes receivable from sales of broadcast properties....      $    --     $    --     $  4,792
                                                               =======     =======     ========
  Stock option exercise proceeds and withholding
     taxes remitted through withholding of shares
     received upon exercise..............................      $ 2,359     $    --     $     --
                                                               =======     =======     ========
  Reduction of stock subscription notes receivable through
    offset of deferred and other compensation............      $   913     $    --     $     --
                                                               =======     =======     ========

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

    As described in Note 2, the Company has determined that it would be appropriate to restate its 2002 and 2001 financial statements, and to restate the financial information the Company previously reported in the first quarter of 2002.

    The following sets forth the quarterly results of operations for the first quarter of 2002 as originally reported and as restated (in thousands):

                                                             FOR THE QUARTER ENDED MARCH 31, 2002
                                                             ------------------------------------
                                                        AS ORIGINALLY
                                                         REPORTED (2)     ADJUSTMENTS     AS RESTATED
                                                        -------------     -----------     -----------

           Gross revenues...........................     $    80,781                     $    80,781
           Less: agency commissions.................         (11,706)                        (11,706)
                                                         -----------                     -----------
           Net revenues.............................          69,075                          69,075
                                                         -----------                     -----------
           Expenses, excluding depreciation,
             amortization and stock-stock based
             compensation...........................          62,079                          62,079
           Stock-based compensation.................           1,333                           1,333
           Depreciation and amortization............          12,638                          12,638
                                                         -----------                     -----------
           Total expenses ..........................          76,050                          76,050
                                                         -----------                     -----------
           Loss on sale or disposal of broadcast and
           other assets, net........................            (713)                           (713)
                                                         -----------                     -----------
           Operating loss...........................     $    (7,688)                    $    (7,688)
                                                         ===========                     ===========
           Net loss attributable to common
             stockholders...........................     $  (199,462)     $ (32,325)(1)  $  (231,787)
                                                         ===========      =========      ===========
           Basic and diluted loss per common share.      $     (3.08)     $   (0.50)     $     (3.58)
                                                         ===========      =========      ===========
           Weighted average common shares
             outstanding............................      64,758,512                      64,758,512
                                                         ===========                     ===========
             Stock price(1)
                High................................     $     13.00                     $     13.00
                Low.................................     $      8.50                     $      8.50

    (1) Represents an additional provision for income taxes in connection with the adoption of SFAS No. 142 in the first quarter of 2002.

    (2) After considering reclassifications to conform to the 2003 presentation.

     Seasonal revenue fluctuations are common within the television broadcasting industry and result primarily from fluctuations in advertising expenditures. The Company believes that television advertisers generally spend relatively more for commercial advertising time in the second and fourth calendar quarters and spend relatively less during the first calendar quarter of each year. The Company's quarterly results of operations are as follows:


                                                                           FOR THE 2003 QUARTERS ENDED
                                                           ----------------------------------------------------------
                                                           DECEMBER 31   SEPTEMBER 30(3)   JUNE 30(2)        MARCH 31
                                                           -----------   ---------------   ----------       ---------
                                                                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                           ----------------------------------------------------------
             Gross revenues...........................     $    82,428    $    75,028     $    76,872     $    82,678
             Less: agency commissions.................         (12,146)       (10,833)        (11,012)        (12,076)
                                                           -----------    -----------     -----------     -----------
             Net revenues.............................          70,282         64,195          65,860          70,602
                                                           -----------    -----------     -----------     -----------
             Expenses, excluding depreciation,
               amortization and stock-based
               compensation...........................          59,930         55,315          52,466          54,873
             Stock-based compensation.................           3,032          1,223           1,097           7,414
             Depreciation and amortization............          11,055         10,018           7,340          14,570
                                                           -----------    -----------     -----------     -----------
             Total expenses...........................     $    74,017    $    66,556     $    60,903     $    76,857
                                                           -----------    -----------     -----------     -----------
             Gain (loss) on sale or disposal of
             broadcast and other assets, net..........          (3,089)          (243)         28,407          26,514
                                                           -----------    -----------     -----------     -----------
             Operating (loss) income..................     $    (6,824)   $    (2,604)    $    33,364     $    20,259
                                                           ===========    ===========     ===========     ===========
             Net loss attributable to common
               stockholders...........................     $   (51,833)   $   (54,024)    $   (17,013)    $   (23,447)
                                                           ===========    ===========     ===========     ===========

             Basic and diluted loss per common share..     $     (0.73)   $     (0.80)    $     (0.25)    $     (0.35)
                                                           ===========    ===========     ===========     ===========
             Weighted average common shares
               outstanding............................      71,305,999     67,752,309      67,658,154      66,799,581
                                                           ===========    ===========     ===========     ===========
               Stock price(1)
                  High................................     $      6.00    $      6.37     $      6.59     $      2.65
                  Low.................................     $      3.67    $      3.91     $      2.43     $      1.94

----------

    (1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.
    (2) In the second quarter of 2003, the Company determined that it had over-amortized certain cable distribution agreements and recorded a $4.0 million reduction of its amortization expense.
    (3) In the third quarter of 2003, the Company determined that it had been over-amortizing certain satellite distribution agreements and certain other cable distribution agreements and recorded a $4.5 million reduction of its amortization expense. Additionally, in the third quarter of 2003, the Company recorded a reserve for state taxes in the amount of $2.9 million in connection with a tax liability related to certain states in which the Company has operations. Included in depreciation and amortization is a $3.7 million impairment charge recorded in the third quarter of 2003, in connection with a purchase option on a television station.


                                                                           FOR THE 2002 QUARTERS ENDED (2)
                                                           ----------------------------------------------------------
                                                           DECEMBER 31(5)   SEPTEMBER 30   JUNE 30(4)     MARCH 31(3)
                                                           --------------   ------------   ----------     -----------
                                                                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                           ----------------------------------------------------------
                                                                                                          (RESTATED)
           Gross revenues...........................       $    85,374    $    77,130     $    78,611     $    80,781
           Less: agency commissions.................           (12,116)       (10,874)        (10,279)        (11,706)
                                                           -----------    -----------     -----------     -----------
           Net revenues.............................            73,258         66,256          68,332          69,075
                                                           -----------    -----------     -----------     -----------
           Expenses, excluding depreciation,
             amortization and stock-stock based
             compensation...........................           107,954         68,648          68,713          62,079
           Stock-based compensation.................               719          1,216             542           1,333


           Depreciation and amortization............            17,191         14,472          14,228          12,638
                                                           -----------    -----------     -----------     -----------
           Total expenses ..........................           125,864         84,336          83,483          76,050
                                                           -----------    -----------     -----------     -----------
           Gain (loss) on sale or disposal of
           broadcast and other assets, net..........            24,143         (1,222)            698            (713)
                                                           -----------    -----------     -----------     -----------
           Operating loss...........................       $   (28,463)   $   (19,302)    $   (14,453)    $    (7,688)
                                                           ===========    ===========     ===========     ===========
           Net loss attributable to common
             Stockholders...........................       $   (75,305)   $   (72,461)    $   (66,732)    $  (231,787)
                                                           ===========    ===========     ===========     ===========

           Basic and diluted loss per common share.        $     (1.16)   $     (1.11)    $     (1.03)    $     (3.58)
                                                           ===========    ===========     ===========     ===========
           Weighted average common shares
             outstanding............................        64,880,466     64,880,466      64,875,141      64,758,512
                                                           ===========    ===========     ===========     ===========
             Stock price(1)
                High................................       $      3.29    $      6.15     $     11.49     $     13.00
                Low.................................       $      2.03    $      2.10     $      5.50     $      8.50

----------

    (1) The Company's Class A common stock is listed on the American Stock Exchange under the symbol PAX.
    (2) The filings on Form 10-Q for the three month periods ended March 31, 2002, June 30, 2002 and September 30, 2002 have been amended through the Company's filing of reports on Form 10-Q/A for those same periods. Additionally, see Note 2.
    (3) In the first quarter of 2002, the Company increased its deferred tax asset valuation allowance by approximately $162.6 million in connection with the Company's adoption of SFAS No. 142 on January 1, 2002. In addition, in the first quarter of 2002, the Company recorded a loss on extinguishment of debt in the amount of $17.6 million in connection with the refinancing of the 12 1/2% exchange debentures in January 2002.
    (4) In the second quarter of 2002, the Company recorded an adjustment of $2.9 million to adjust programming to net realizable value related to programming commitments for Touched.
    (5) In the fourth quarter of 2002, the Company recorded an adjustment of $38.4 million to adjust programming to net realizable value in connection with the modification by the Company of its programming schedule effective in January 2003. Additionally, in the fourth quarter of 2002, the Company recorded restructuring charges of $2.6 million in connection with its corporate restructuring.


20.      SUBSEQUENT EVENTS

     On January 12, 2004, the Company completed a private offering of $365 million of senior secured floating rate notes ("senior secured notes"). The senior secured notes bear interest at the rate of LIBOR plus 2.75% per year and will mature on January 10, 2010. The senior secured notes may be redeemed by the Company at any time at specified redemption prices and are secured by substantially all of the Company's assets. In addition, a substantial portion of the senior secured notes are unconditionally guaranteed, on a joint and several senior secured basis, by all of the Company's subsidiaries. The indenture governing the senior secured notes contains certain covenants which, among other things, restrict the incurrence of additional indebtedness, the payment of dividends, transactions with related parties, certain investments and transfers or sales of certain assets. The proceeds from the offering were used to repay in full the outstanding indebtedness under the Company's Senior Credit Facility described in Note 11, pre-fund letters of credit supported by the revolving credit portion of the Company's previously existing Senior Credit Facility and pay fees and expenses incurred in connection with the transaction. The refinancing resulted in the Company expensing the debt issue costs in the first quarter of 2004, which are included in other assets in the accompanying consolidated balance sheet, associated with the Company's Senior Credit Facility in the amount of $6.3 million as of December 31, 2003.

     The Company failed to file its annual report on Form 10-K for the fiscal year ended December 31, 2003 on March 30, 2004, as required by the rules and regulations of the SEC. The Company expects to file such statements on March 31, 2004. After reviewing the terms of the indentures governing the Company's Senior Secured Floating Rate Notes due 2010, 10 3/4% Senior Subordinated Notes due 2008, and 12 1/4% Senior Subordinated Discount Notes due 2009 (the "Indentures"), the Company has determined that such failure may constitute a Default under and as defined in such Indentures. The Company has determined that it will have complied with the requirements of the Indentures upon the filing on March 31, 2004 of its 10-K with the SEC. Furthermore, if the failure to file were a Default under and as defined in such Indentures, the filing of the 10-K would cure the Default and would prevent the same from becoming an Event of Default under the terms of the Indentures.


21.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Paxson Communications Corporation (the "Parent Company") and its wholly owned subsidiaries are joint and several guarantors under the Company's debt obligations. There are no restrictions on the ability of the guarantor subsidiaries or the Parent Company to issue dividends or transfer assets to any other subsidiary guarantors. The accounts of the Parent Company include network operations, network sales, programming and other corporate departments. The accounts of the wholly owned subsidiaries primarily include the television stations owned and operated by the Company.

The accompanying condensed consolidated financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not intended to present the financial position, results of operations, and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.

CONDENSED CONSOLIDATING BALANCE SHEETS:

                                                                  AS OF DECEMBER 31, 2003 (IN THOUSANDS)
                                                     -----------------------------------------------------------------
                                                                       WHOLLY OWNED      CONSOLIDATING    CONSOLIDATED
                                                     PARENT COMPANY    SUBSIDIARIES       ADJUSTMENTS        GROUP
                                                     -----------------------------------------------------------------
Assets
   Current assets                                      $  184,612      $    9,764         $       --       $  194,376
   Receivable from wholly owned subsidiaries              892,601              --           (892,601)              --
   Intangible assets, net                                  61,486         832,468                 --          893,954
   Investment in and advances to wholly owned
     subsidiaries                                          58,045              --            (58,045)              --
   Property, equipment and other assets, net               71,404         123,943                 --          195,347
                                                     -----------------------------------------------------------------
     Total assets                                      $1,268,148      $  966,175         $ (950,646)      $1,283,677
                                                     =================================================================
Liabilities, Mandatorily Redeemable and Convertible
  Preferred Stock and Stockholders' Deficit
   Current liabilities                                 $  119,572      $    7,672         $       --       $  127,244
   Deferred income taxes                                  175,281              --                 --          175,281
   Senior subordinated notes and bank financing, net
     of current portion                                   925,547              --                 --          925,547
   Notes payable to Parent Company                             --         892,601           (892,601)              --
   Mandatorily redeemable preferred stock                 410,739              --                 --          410,739
   Other long-term liabilities                             42,787           7,857                 --           50,644
                                                     -----------------------------------------------------------------
     Total liabilities                                  1,673,926         908,130           (892,601)       1,689,455

   Mandatorily redeemable and convertible preferred
     stock                                                684,067              --                 --          684,067
   Commitments and contingencies
Stockholders' deficit                                  (1,089,845)         58,045            (58,045)      (1,089,845)
                                                     -----------------------------------------------------------------
     Total liabilities, mandatorily redeemable and
       convertible preferred stock, and
       stockholders' deficit                           $1,268,148      $  966,175         $  (950,646)     $1,283,677
                                                     =================================================================


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:
                                                            TWELVE MONTHS ENDED DECEMBER 31, 2003 (IN THOUSANDS)
                                                     -----------------------------------------------------------------
                                                                       WHOLLY OWNED      CONSOLIDATING    CONSOLIDATED
                                                     PARENT COMPANY    SUBSIDIARIES       ADJUSTMENTS        GROUP
                                                     -----------------------------------------------------------------
REVENUES:
Gross revenues                                         $  198,994      $  118,012         $       --       $  317,006
Less: agency commissions                                  (29,908)        (16,159)                --          (46,067)
                                                     -----------------------------------------------------------------
Net revenues                                              169,086         101,853                 --          270,939
                                                     -----------------------------------------------------------------

EXPENSES:


  Programming and broadcast operations                     14,107          37,847                 --           51,954
  Program Rights Amortization                              51,082              --                 --           51,082
  Selling, general and administrative                      49,881          61,095                 --          110,976
  Stock-based compensation                                 12,766              --                 --           12,766
  Other operating expense                                   4,056           4,516                 --            8,572
  Depreciation and amortization                             7,751          35,232                 --           42,983
                                                     -----------------------------------------------------------------
            Total operating expenses                      139,643         138,690                             278,333

Gain on sale or disposal of broadcast and other
  assets, net                                               9,921          41,668                 --           51,589
                                                     -----------------------------------------------------------------
Operating income                                           39,364           4,831                 --           44,195
                                                     -----------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                        (91,698)           (504)                --          (92,202)

  Dividends on mandatorily reddeemable preferred stock    (27,539)             --                 --          (27,539)
  Other income, net                                         5,803              81                 --            5,884
  Equity in income of consolidated subsidiaries             4,408              --             (4,408)              --
                                                     -----------------------------------------------------------------
(Loss) income before income taxes                         (69,662)          4,408             (4,408)         (69,662)
Income tax provision                                       (6,551)              0                 --           (6,551)
                                                     -----------------------------------------------------------------
Net (loss) income                                         (76,213)          4,408             (4,408)         (76,213)
Dividends and accretion on redeemable  and  convertible
preferred stock                                           (70,104)             --                 --          (70,104)
                                                     -----------------------------------------------------------------
Net (loss) income attributable to common stockholders  $ (146,317)     $    4,408         $   (4,408)      $ (146,317)
                                                     =================================================================


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

                                                                 TWELVE MONTHS ENDED DECEMBER 31, 2003 (IN THOUSANDS)
                                                          -----------------------------------------------------------------
                                                                            WHOLLY OWNED      CONSOLIDATING    CONSOLIDATED
                                                          PARENT COMPANY    SUBSIDIARIES       ADJUSTMENTS        GROUP
                                                          -----------------------------------------------------------------

    Net cash (used in) provided by operating activities     $    7,517      $   25,399         $       --       $   32,916
                                                          -----------------------------------------------------------------

Cash flows from investing activities:
    Decrease in short term investments                           4,125              --                 --            4,125
    Purchases of property and equipment                         (1,487)        (25,245)                --          (26,732)
    Proceeds from sales of broadcast properties                 83,332              --                 --           83,332

    Proceeds from sale of broadcast towers and property
      and equipment                                                360              --                 --              360
    Other                                                           --            (156)                --             (156)
                                                          -----------------------------------------------------------------
    Net cash provided by (used in) investing activities         86,330         (25,401)                --           60,929
                                                          -----------------------------------------------------------------

Cash flows from financing activities:
    Borrowings of long-term debt                                 2,000              --                 --            2,000
    Repayments of long-term debt                               (20,152)             --                 --          (20,152)
    Payments of loan origination costs                          (2,259)             --                 --           (2,259)


    Proceeds from exercise of common stock options, net            115              --                 --              115
    Payments of employee income taxes on exercise of
      common stock options                                      (2,335)             --                 --           (2,335)
    Repayment of stock subscription notes receivable               144              --                 --              144
                                                          -----------------------------------------------------------------
    Net cash used in financing activities                      (22,487)             --                 --          (22,487)
                                                          -----------------------------------------------------------------

    Increase (decrease) in cash and cash equivalents            71,360              (2)                --           71,358
    Cash and cash equivalents, beginning of period              25,730              35                 --           25,765
                                                          -----------------------------------------------------------------
    Cash and cash equivalents, end of period                $   97,090      $       33         $       --       $   97,123
                                                          -----------------------------------------------------------------



           CONDENSED CONSOLIDATING BALANCE SHEETS:
                                                                       AS OF DECEMBER 31, 2002 (IN THOUSANDS)
                                                          -----------------------------------------------------------------
                                                                            WHOLLY OWNED      CONSOLIDATING    CONSOLIDATED
                                                          PARENT COMPANY    SUBSIDIARIES       ADJUSTMENTS        GROUP
                                                          -----------------------------------------------------------------
Assets
   Current assets                                           $  113,378      $   11,606         $       --       $  124,984
   Receivable from wholly owned subsidiaries                   907,601              --           (907,601)              --
   Intangible assets, net                                       62,870         836,856                 --          899,726
   Investment in and advances to wholly owned subsidiaries      83,693              --            (83,693)              --
   Property, equipment and other assets, net                    88,862         163,047                 --          251,909
                                                          -----------------------------------------------------------------
     Total assets                                           $1,256,404      $1,011,509         $ (991,294)      $1,276,619
                                                          =================================================================

Liabilities, Mandatorily Redeemable and Convertible
  Preferred Stock and Stockholders' Deficit
   Current liabilities                                      $   99,587      $    6,209         $       --       $  105,796
   Deferred income taxes                                       168,611              --                 --          168,611

   Senior subordinated notes and bank financing, net of
     current portion                                           896,957              --                 --          896,957
   Notes payable to Parent Company                                  --         907,601           (907,601)              --
   Mandatorily redeemable preferred stock                           --              --                 --               --
   Other long-term liabilities                                  56,415          14,006                 --           70,421
                                                          -----------------------------------------------------------------
     Total liabilities                                       1,221,570         927,816           (907,601)       1,241,785

   Mandatorily redeemable and convertible preferred stock      993,101              --                 --          993,101
   Commitments and contingencies
   Stockholders' deficit                                      (958,267)         83,693            (83,693)        (958,267)
                                                          -----------------------------------------------------------------
   Total liabilities, mandatorily redeemable and
convertible preferred stock, and stockholders' deficit      $1,256,404      $1,011,509         $ (991,294)      $1,276,619
                                                          =================================================================

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

                                                                TWELVE MONTHS ENDED DECEMBER 31, 2002 (IN THOUSANDS)
                                                          -----------------------------------------------------------------
                                                                            WHOLLY OWNED      CONSOLIDATING    CONSOLIDATED
                                                          PARENT COMPANY    SUBSIDIARIES       ADJUSTMENTS        GROUP
                                                          -----------------------------------------------------------------
REVENUES:
Gross revenues                                              $  208,729      $  113,167         $       --       $  321,896
Less: agency commissions                                       (29,929)        (15,046)                --          (44,975)
                                                          -----------------------------------------------------------------
Net revenues                                                   178,800          98,121                 --          276,921
                                                          -----------------------------------------------------------------

EXPENSES:
  Programming and broadcast operations                          14,072          37,132                 --           51,204
  Program Rights Amortization                                   77,835             145                 --           77,980
  Selling, general and administrative                           67,215          65,090                 --          132,305
  Adjustment of programming to net realizable value             41,270              --                 --           41,270
  Other operating expenses                                       4,424           4,021                 --            8,445
  Depreciation and amortization                                 23,824          34,705                 --           58,529
                                                          -----------------------------------------------------------------
            Total operating expenses                           228,640         141,093                 --          369,733

Gain on sale or disposal of broadcast and other assets, net      1,857          21,049                 --           22,906
                                                          -----------------------------------------------------------------
Operating income                                               (47,983)        (21,923)                --          (69,906)
                                                          -----------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                              16,203        (101,417)                --          (85,214)
  Dividends on mandatorily reedeemable preferred stock              --              --                 --               --
  Other income, net                                              5,313             446                 --            5,759
  Loss on extinguishment of debt                               (17,552)              0                 --          (17,552)
  Equity in losses of consolidated subsidiaries               (122,894)             --            122,894               --
                                                          -----------------------------------------------------------------
(Loss) income before income taxes                             (166,913)       (122,894)           122,894         (166,913)
Income tax provision                                          (169,273)              0                 --         (169,273)
                                                          -----------------------------------------------------------------
Net (loss) income                                             (336,186)       (122,894)           122,894         (336,186)

Dividends and accretion on redeemable and convertible
  preferred stock                                             (110,099)             --                 --         (110,099)
                                                          -----------------------------------------------------------------
Net (loss) income attributable to common stockholders       $ (446,285)     $ (122,894)        $  122,894       $ (446,285)
                                                          =================================================================


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:
                                                                TWELVE MONTHS ENDED DECEMBER 31, 2002 (IN THOUSANDS)
                                                          -----------------------------------------------------------------
                                                                            WHOLLY OWNED      CONSOLIDATING    CONSOLIDATED
                                                          PARENT COMPANY    SUBSIDIARIES       ADJUSTMENTS        GROUP
                                                          -----------------------------------------------------------------
    Net cash (used in) provided by operating activities     $ (105,156)     $   29,728         $       --       $  (75,428)
                                                          -----------------------------------------------------------------

Cash flows from investing activities:
    Increase in short term investments                          (4,923)             --                 --           (4,923)
    Purchases of property and equipment                         (2,180)        (28,997)                --          (31,177)
    Proceeds from sales of broadcast properties                 26,647              --                 --           26,647


    Proceeds from sale of broadcast towers and property
      and equipment                                                143              --                 --              143
    Proceeds from insurance recoveries                           2,722              --                 --            2,722
    Other                                                         (363)           (738)                --           (1,101)
                                                          -----------------------------------------------------------------
    Net cash provided by (used in) investing activities         22,046         (29,735)                --           (7,689)
                                                          -----------------------------------------------------------------

Cash flows from financing activities:
    Borrowings of long-term debt                               336,338              --                 --          336,338
    Repayments of long-term debt                                (2,898)             --                 --           (2,898)
    Redemption of preferred stock                             (284,410)             --                 --         (284,410)
    Payments of loan origination costs                         (10,886)             --                 --          (10,886)
    Debt extinguishment premium and costs                      (14,302)             --                 --          (14,302)

    Proceeds from exercise of common stock options, net          1,182              --                 --            1,182
                                                          -----------------------------------------------------------------
    Net cash used in financing activities                       25,024              --                 --           25,024
                                                          -----------------------------------------------------------------

    Increase (decrease) in cash and cash equivalents           (58,086)             (7)                --          (58,093)
    Cash and cash equivalents, beginning of period              83,816              42                 --           83,858
                                                          -----------------------------------------------------------------
    Cash and cash equivalents, end of period                $   25,730      $       35         $       --       $   25,765
                                                          -----------------------------------------------------------------


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:
                                                                  TWELVE MONTHS ENDED DECEMBER 31, 2001 (IN THOUSANDS)
                                                          -----------------------------------------------------------------
                                                                            WHOLLY OWNED      CONSOLIDATING    CONSOLIDATED
                                                          PARENT COMPANY    SUBSIDIARIES       ADJUSTMENTS        GROUP
                                                          -----------------------------------------------------------------
REVENUES:
Gross revenues                                              $  202,796      $  106,010         $       --       $  308,806
Less: agency commissions                                       (29,964)        (13,516)                --          (43,480)
                                                          -----------------------------------------------------------------
Net revenues                                                   172,832          92,494                 --          265,326
                                                          -----------------------------------------------------------------

EXPENSES:
  Programming and broadcast operations                          12,829          30,201                 --           43,030
  Program Rights Amortization                                       --          84,808                 --           84,808
  Selling, general and administrative                           56,233          63,194                 --          119,427
  Stock-based compensation                                      10,161              --                 --           10,161
  Adjustment of programming to net realizable value             66,992              --                 --           66,992
  Other operating expenses                                        (197)          2,589                 --            2,392
  Depreciation and amortization                                 24,194          73,085                 --           97,279
                                                          -----------------------------------------------------------------
            Total operating expenses                           170,212         253,877                 --          424,089

Gain (loss) on sale or disposal of broadcast and other
  assets, net                                                   22,876         (14,242)                --            8,634
                                                          -----------------------------------------------------------------
Operating income                                                25,496        (175,625)                --         (150,129)
                                                          -----------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                              58,639        (108,361)                --          (49,722)
  Dividends on mandatorily reddeemable preferred stock              --              --                 --               --
  Other income, net                                              5,529          (1,200)                --            4,329
  Loss on extinguishment of debt                                (9,903)             --                 --           (9,903)


  Equity in losses of consolidated subsidiaries               (285,227)             --            285,227               --
                                                          -----------------------------------------------------------------
(Loss) income before income taxes                             (205,466)       (285,186)           285,227         (205,425)
Income tax provision                                               (79)            (41)                --             (120)
                                                          -----------------------------------------------------------------
Net (loss) income                                             (205,545)       (285,227)           285,227         (205,545)

Dividends and accretion on redeemable and convertible
  preferred stock                                             (146,656)             --                 --         (146,656)
                                                          -----------------------------------------------------------------
Net (loss) income attributable to common stockholders       $ (352,201)     $ (285,227)        $  285,227       $ (352,201)
                                                          =================================================================




CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

                                                                 TWELVE MONTHS ENDED DECEMBER 31, 2001 (IN THOUSANDS)
                                                          -----------------------------------------------------------------
                                                                            WHOLLY OWNED      CONSOLIDATING    CONSOLIDATED
                                                          PARENT COMPANY    SUBSIDIARIES       ADJUSTMENTS        GROUP
                                                          -----------------------------------------------------------------

    Net cash (used in) provided by operating activities     $ (107,405)     $   46,633         $       --       $  (60,772)
                                                          -----------------------------------------------------------------

Cash flows from investing activities:
    Decrease in short term investments                          37,851              --                 --           37,851
    Acquisitions of broadcast properties                            --         (15,679)                --          (15,679)
    Purchases of property and equipment                         (4,251)        (30,962)                --          (35,213)
    Proceeds from sales of broadcast properties                 27,122              --                 --           27,122

    Proceeds from sale of broadcast towers and property
      and equipment                                             34,396              --                 --           34,396
                                                          -----------------------------------------------------------------
    Net cash provided by (used in) investing activities         95,118         (46,641)                --           48,477
                                                          -----------------------------------------------------------------

Cash flows from financing activities:
    Borrowings of long-term debt                               539,767              --                 --          539,767
    Repayments of long-term debt                              (416,924)             --                 --         (416,924)
    Redemption of preferred stock                              (59,102)             --                 --          (59,102)
    Payments of loan origination costs                         (13,787)             --                 --          (13,787)
    Preferred stock dividends                                   (3,783)             --                 --           (3,783)
    Debt extinguishment premium and costs                       (4,754)             --                 --           (4,754)

    Proceeds from exercise of common stock options, net          3,191              --                 --            3,191
    Repayment of stock subscription notes receivable               182              --                 --              182
                                                          -----------------------------------------------------------------
    Net cash used in financing activities                       44,790              --                 --           44,790
                                                          -----------------------------------------------------------------

    Increase (decrease) in cash and cash equivalents            32,503              (8)                --           32,495
    Cash and cash equivalents, beginning of period              51,313              50                 --           51,363
                                                          -----------------------------------------------------------------
    Cash and cash equivalents, end of period                $   83,816      $       42         $       --       $   83,858
                                                          =================================================================

                                                                   SCHEDULE II


                        PAXSON COMMUNICATIONS CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED DECEMBER 31, 2003 (IN THOUSANDS)

                                    COLUMN A                 COLUMN B          COLUMN C         COLUMN D        COLUMN E
                        --------------------------------    ----------         --------         --------        --------
                                                                              ADDITIONS
                                                                         -------------------
                                                                         CHARGED
                                                            BALANCE AT      TO                                  BALANCE AT
                                                             BEGINNING   COSTS AND                                 END OF
                                                             OF YEAR     EXPENSES     OTHER     DEDUCTIONS          YEAR
                                                            ----------   ---------    -----     ----------      ----------
                     FOR THE YEAR ENDED DECEMBER 31, 2003:
                       Allowance for doubtful accounts..... $   2,100   $   (418)     $  --     $   (592)(1)    $   1,090
                                                            =========   ========      =====     ======== ==     =========
                       Deferred tax assets valuation
                          allowance........................ $ 343,693   $ 22,427(2)   $  --     $     --        $ 366,120
                                                            =========   ========      =====     ======== ==     =========
                       Restructuring reserves.......        $   1,522   $     48      $  --     $ (1,425)(3)    $     145
                                                            =========   ========      =====     ======== ==     =========
                     FOR THE YEAR ENDED DECEMBER 31, 2002
                       (RESTATED):
                       Allowance for doubtful accounts..... $   3,635   $   (126)     $  --     $ (1,409)(1)    $   2,100
                                                            =========   ========      =====     ======== ==     =========
                       Deferred tax assets valuation
                          allowance........................ $ 120,011   $223,682(2)   $  --     $     --        $ 343,693
                                                            =========   ========      =====     ======== ==     =========
                       Restructuring reserves.............. $   2,099   $  2,173      $  --     $ (2,750)(3)    $   1,522
                                                            =========   ========      =====     ======== ==     =========
                     FOR THE YEAR ENDED DECEMBER 31, 2001
                       (RESTATED):
                       Allowance for doubtful accounts..... $   4,167   $  2,119      $  --     $ (2,651)(1)    $   3,635
                                                            =========   ========      =====     ======== ==     =========
                       Deferred tax assets valuation
                          allowance........................ $  46,792   $ 73,219(2)   $  --     $               $ 120,011
                                                            =========   ========      =====     ======== ==     =========
                       Restructuring reserves.............. $   5,677   $ (1,229)     $  --     $ (2,349)(3)    $   2,099
                                                            =========   ========      =====     ======== ==     =========


----------

    (1)  Write off of uncollectible receivables.

    (2) Valuation allowance for net deferred tax assets due to uncertainty surrounding the Company's utilization of future tax benefits.

    (3)  Cash payments of termination benefits and lease obligations.