Form 10-Q
period 2004-03-31
PAXSON COMMUNICATIONS CORP
filed 2004-05-10
CIK 923877

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

     (MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2004:

Class of Stock	Number of Shares

Common stock-Class A, $0.001 par value per share Common stock-Class B, $0.001 par value per share	63,542,088 8,311,639

PAXSON COMMUNICATIONS CORPORATION

Part I — Financial Information

Item 1. Financial Statements

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,788	$97,123
Short-term investments	12,968	12,948
Accounts receivable, net of allowance for doubtful accounts of $1,202 and $1,090, respectively	24,990	24,357
Program rights	37,778	41,659
Amounts due from Crown Media	14,233	13,883
Prepaid expenses and other current assets	4,128	4,406

Total current assets	174,885	194,376
Property and equipment, net	117,485	120,841
Intangible assets:
FCC license intangible assets	843,176	843,140
Other intangible assets, net	48,299	50,814
Program rights, net of current portion	30,015	28,640
Amounts due from Crown Media, net of current portion	7,848	11,540
Investments in broadcast properties	2,525	2,736
Assets held for sale	7,322	7,301
Other assets, net	26,668	24,289

Total assets	$1,258,223	$1,283,677

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$32,851	$39,303
Accrued interest	9,226	14,875
Current portion of obligations for program rights	17,623	35,382
Current portion of obligations to CBS	18,739	19,556
Current portion of obligations for cable distribution rights	2,500	2,494
Deferred revenue	13,899	15,573
Current portion of bank financing	62	61

Total current liabilities	94,900	127,244
Obligations for program rights, net of current portion	5,723	7,902
Obligations to CBS, net of current portion	22,388	27,704
Obligations for cable distribution rights, net of current portion	283	283
Deferred revenue, net of current portion	6,898	6,898
Deferred income taxes	180,641	175,281
Senior secured notes, senior subordinated notes and bank financing, net of current portion	966,647	925,547
Mandatorily redeemable preferred stock	425,116	410,739
Other long-term liabilities	7,921	7,857

Total liabilities	1,710,517	1,689,455

Mandatorily redeemable and convertible preferred stock	695,616	684,067

Commitments and contingencies
Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 63,542,088 and 63,131,125 shares issued and outstanding	64	63
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Common stock warrants and call option	66,663	66,663
Additional paid-in capital	540,819	540,377
Deferred stock option compensation	(15,444)	(17,167)
Accumulated deficit	(1,740,020)	(1,679,789)

Total stockholders’ deficit	(1,147,910)	(1,089,845)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,258,223	$1,283,677

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	For the Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
REVENUES:
Gross revenues	$83,588	$82,678
Less: agency commissions	(12,294)	(12,076)

Net revenues	71,294	70,602

EXPENSES:
Programming and broadcast operations (excluding stock-based compensation of $379 and $804, respectively)	13,819	12,602
Program rights amortization	15,690	13,022
Selling, general and administrative (excluding stock-based compensation of $1,843 and $6,610, respectively)	30,214	27,103
Time brokerage and affiliation fees	1,101	1,101
Stock-based compensation	2,222	7,414
Adjustment of programming to net realizable value	—	1,066
Restructuring credits	—	(21)
Reserve for state taxes	130	—
Depreciation and amortization	10,260	14,570

Total operating expenses	73,436	76,857
(Loss) gain on sale or disposal of broadcast and other assets, net	(109)	26,514

Operating (loss) income	(2,251)	20,259

OTHER INCOME (EXPENSE):
Interest expense	(22,565)	(22,125)
Dividends on mandatorily redeemable preferred stock	(14,377)	—
Interest income	763	878
Other income, net	1	252
Loss on extinguishment of debt	(6,293)	—
Insurance recoveries	1,100	—
Gain on modification of program rights obligations	370	603

Loss before income taxes	(43,252)	(133)
Income tax provision	(5,430)	(52)

Net loss	(48,682)	(185)
Dividends and accretion on redeemable and convertible preferred stock	(11,549)	(23,262)

Net loss attributable to common stockholders	$(60,231)	$(23,447)

Basic and diluted loss per common share	$(0.89)	$(0.35)

Weighted average shares outstanding	67,540,702	66,799,581

     The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2004 (Unaudited)
(in thousands)

			Common Stock Warrants	Addi-	Deferred Stock		Total
	Common Stock		and Call	tional Paid-In	Option Compen-	Accumulated	Stock- holders’
	Class A	Class B	Option	Capital	sation	Deficit	Deficit
Balance, December 31, 2003	$63	$8	$66,663	$540,377	$(17,167)	$(1,679,789)	$(1,089,845)
Stock-based compensation	—	—	—	—	2,163	—	2,163
Deferred stock option compensation	—	—	—	440	(440)	—	—
Stock options exercised	1	—	—	2	—	—	3
Dividends on redeemable and convertible preferred stock	—	—	—	—	—	(11,423)	(11,423)
Accretion on redeemable and convertible preferred stock	—	—	—	—	—	(126)	(126)
Net loss	—	—	—	—	—	(48,682)	(48,682)

Balance, March 31, 2004	$64	$8	$66,663	$540,819	$(15,444)	$(1,740,020)	$(1,147,910)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(48,682)	$(185)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,260	14,570
Stock-based compensation	2,222	7,414
Loss on extinguishment of debt	6,293	—
Non-cash restructuring credits	—	(21)
Program rights amortization	15,690	13,022
Adjustment of programming to net realizable value	—	1,066
Payments for cable distribution rights	—	(1,500)
Non-cash barter revenue	(85)	(432)
Program rights payments and deposits	(33,122)	(13,187)
Provision for doubtful accounts	174	411
Deferred income tax provision	5,360	48
Loss (gain) on sale or disposal of broadcast and other assets, net.	109	(26,514)
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	14,377	—
Accretion on senior subordinated discount notes	11,741	10,425
Gain on modification of program rights obligations	(370)	(603)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,397)	6,364
Decrease in amounts due from Crown Media	3,342	3,329
Decrease (increase) in prepaid expenses and other current assets	198	(254)
Decrease in other assets	1,626	406
(Decrease) increase in accounts payable and accrued liabilities.	(4,472)	1,225
Decrease in accrued interest	(5,649)	(5,573)
Decrease in obligations to CBS	(5,762)	(2,212)

Net cash (used in) provided by operating activities	(29,147)	7,799

Cash flows from investing activities:
(Increase) decrease in short-term investments	(20)	3,450
Purchases of property and equipment	(5,093)	(5,354)
Proceeds from sale of broadcast assets	—	35,000
Proceeds from sale of property and equipment	2	207
Other	(36)	—

Net cash (used in) provided by investing activities	(5,147)	33,303

Cash flows from financing activities:
Borrowings of long-term debt	365,000	2,000
Repayments of long-term debt	(335,639)	(725)
Payments of loan origination costs	(11,405)	(531)
Payments of employee withholding taxes on exercise of common stock options	—	(2,335)
Proceeds from exercise of common stock options, net	3	12

Net cash provided by (used in) financing activities	17,959	(1,579)

(Decrease) increase in cash and cash equivalents	(16,335)	39,523
Cash and cash equivalents, beginning of period	97,123	25,765

Cash and cash equivalents, end of period	$80,788	$65,288

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Paxson Communications Corporation (the “Company”), a Delaware corporation, was organized in 1993. The Company owns and operates televsion stations nationwide, and on August 31, 1998, launched PAX TV. PAX TV is the brand name for the programming that the Company broadcasts through its owned, operated and affiliated television stations, and through certain cable television system owners and satellite television providers. The financial information contained in the financial statements and notes thereto as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. The Company believes the most significant estimates involved in preparing the Company’s financial statements include estimates related to the net realizable value of programming rights, barter revenue recognition, estimates used in accounting for leases and estimates related to the impairment of long-lived assets and FCC licenses. The Company bases its estimates on historical experience and various other assumptions it believes are reasonable. Actual results could differ from those estimates. The Company’s significant accounting policies are described in “Note 1. Nature of the Business and Summary of Significant Accounting Policies” in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Fiscal 2003 Form 10-K”).

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Fiscal 2003 Form 10-K, and the definitive proxy statement for the annual meeting of stockholders to be held May 21, 2004, both of which were filed with the United States Securities and Exchange Commission.

     Certain reclassifications have been made to the prior year’s financial statements to conform to the 2004 presentation.

     The Company believes that unless its ratings and revenues improve significantly, its business operations are unlikely to provide sufficient cash flow to support the Company’s debt service and preferred stock dividend requirements. The Company has engaged Bear Stearns & Co. Inc. and Citigroup Global Markets Inc. to act as its financial advisors and explore strategic alternatives for the Company. These strategic alternatives may include the sale of all or part of the Company’s assets, finding a strategic partner for the Company who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company’s debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or acquisition of the Company’s equity securities. The Company’s ability to pursue strategic alternatives is subject to various limitations and issues which the Company may be unable to control.

2. RESTRUCTURING

     During the fourth quarter of 2002, the Company adopted a plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company’s cash operating expenditures. In connection with this plan, the Company recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002, consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and consolidating certain operations. Through March 31, 2004, the Company has paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. The Company has accounted for these costs pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which the Company early adopted in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and other costs to Exit an Activity”, which has been nullified by SFAS No. 146. As such, the Company will recognize additional restructuring costs as they are incurred.

     The Company has substantially completed its Joint Sales Agreement (“JSA”) restructuring plan commenced in the fourth quarter of 2000, except for certain contractual lease obligations for closed locations, the majority of which expire in 2004.

     The following summarizes the activity in the Company’s restructuring reserves for the three months ended March 31, 2004 and March 31, 2003, respectively (in thousands):

		Amounts Charged
	Balance	(Credited) to
	December 31,	Costs and	Cash	Balance
Corporate Restructuring	2003	Expenses	Deductions	March 31, 2004
Accrued liabilities:
Lease and other costs	$51	$—	$(18)	$33
Severance	5	—	—	5

	$56	$—	$(18)	$38

JSA Restructuring
Accrued liabilities:
Lease costs	$89	$—	$(41)	$48

		Amounts Charged
	Balance	(Credited) to
	December 31,	Costs and	Cash	Balance
Corporate Restructuring	2002	Expenses	Deductions	March 31, 2003
Accrued Liabilities:
Lease costs	$262	$46	$(172)	$136
Severance	732	(67)	(660)	5

	$994	$(21)	$(832)	$141

JSA Restructuring
Accrued liabilities:
Lease costs	$528	$—	$(181)	$347

3. ASSETS HELD FOR SALE

     The results of operations and gain (loss) on sale of assets held for sale are included in the determination of the Company’s operating income (loss) from its continuing operations in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) since these assets do not constitute a component of the Company under SFAS 144. The Company generally maintains a geographic presence in the markets where assets have been sold by airing the PAX TV network through cable distribution agreements or the Company’s other owned or operated stations in the designated market areas.

     Assets held for sale consist of the following as of the date indicated (in thousands):

	March 31,	December 31,
	2004	2003
Intangible assets, net	$3,499	$3,499
Property and equipment, net	3,823	3,802

	$7,322	$7,301

     In September 2003, an agreement the Company entered into in June 2003 to sell the assets of its television station KPXJ, serving the Shreveport, Louisiana market, was terminated. At the same time, the Company entered into an agreement with a new purchaser to sell the assets of its Shreveport television station for a cash purchase price of $10.0 million. The sale closed on May 7, 2004.

     Included in assets held for sale are certain broadcast towers with a carrying value of $2.7 million for which the Company is in the process of transferring title and assigning the leases to the buyer.

4. SENIOR SECURED NOTES, SENIOR SUBORDINATED NOTES AND BANK FINANCING

     Senior secured notes, senior subordinated notes and bank financing consists of the following as of (in thousands):

	March 31,	December 31,
	2004	2003
Senior Secured Floating Rate Notes due 2010, secured by all assets of the Company	$365,000	$—
Senior Credit Facility	—	335,625
10 3/4% Senior Subordinated Notes due 2008	200,000	200,000
12 1/4% Senior Subordinated Discount Notes due 2009	496,263	496,263
Other	490	505

	1,061,753	1,032,393
Less: discount on 12 1/4% Senior Subordinated Discount Notes due 2009	(95,044)	(106,785)
Less: current portion	(62)	(61)

	$966,647	$925,547

     On January 12, 2004, the Company completed a private offering of $365 million of senior secured floating rate notes (“Senior Secured Notes”). The Senior Secured Notes bear interest at the rate of LIBOR plus 2.75% per year and will mature on January 10, 2010. The Senior Secured Notes may be redeemed by the Company at any time at specified redemption prices and are secured by substantially all of the Company’s assets. In addition, a substantial portion of the Senior Secured Notes are unconditionally guaranteed, on a joint and several senior secured basis, by all of the Company’s subsidiaries. The indenture governing the Senior Secured Notes contains certain covenants which, among other things, restrict the incurrence of additional indebtedness, the payment of dividends, transactions with related parties, certain investments and transfers or sales of certain assets. The proceeds from the offering were used to repay in full the outstanding indebtedness under the Company’s Senior Credit Facility, pre-fund letters of credit supported by the revolving credit portion of the Company’s previously existing Senior Credit Facility and pay fees and expenses incurred in connection with the transaction. The refinancing resulted in a charge in the first quarter of 2004 in the amount of $6.3 million related to the debt issuance costs associated with the Senior Credit Facility.

     At March 31, 2004, the Company was in compliance with its debt covenants and expects that it will continue to be in compliance with its debt covenants in the foreseeable future. If the Company failed to meet any of its debt covenants and the holders of the Company’s debt did not grant a waiver or amend the covenants, the holders would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due. Should an event of default be declared under any of the debt securities outstanding, this would cause a cross default to occur under the indentures governing the other series of debt securities, thus giving the trustee under each such indenture the right to accelerate repayments, and would give the holders of each of the Company’s three outstanding series of preferred stock the right to elect two directors per series to the Company’s Board of Directors. There can be no assurance that the Company would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

5. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock, such as the Company’s 14 1/4% Junior Exchangeable Preferred Stock. SFAS No. 150 was effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption, the Company recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as interest expense beginning July 1, 2003, whereas these costs were recorded as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods is not permitted upon adoption of SFAS No. 150. The Company’s 9 3/4% Series A Convertible Preferred Stock and 8% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS No. 150 because of their equity conversion features.

     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock during the three month period ended March 31, 2004 (in thousands):

		Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred
	9 3/4%	Stock 8%	Total
Mandatorily redeemable and convertible preferred stock:
Balance at December 31, 2003	$126,584	$557,483	$684,067
Accretion	126	—	126
Accrual of cumulative dividends	3,123	8,300	11,423

Balance at March 31, 2004	$129,833	$565,783	$695,616

Aggregate liquidation preference at March 31, 2004	$131,227	$565,783	$697,010
Shares authorized	17,500	41,500	59,000
Shares issued and outstanding	13,122	41,500	54,622
Accrued dividends	$—	$150,783	$150,783

Junior
Exchangeable
Preferred
Stock
14 1/4%
Mandatorily redeemable preferred stock:
Balance at December 31, 2003	$410,739
Accrual of cumulative dividends	14,377

Balance at March 31, 2004	$425,116

Aggregate liquidation preference at March 31, 2004	$425,116
Shares authorized	72,000
Shares issued and outstanding	40,355
Accrued dividends	$21,565

     On November 13, 2003, NBC exercised its right to demand that the Company redeem, or arrange for a third party to acquire, all of the shares of the Company’s series B preferred stock held by NBC, at a price equal to the aggregate liquidation preference thereof plus accrued and unpaid dividends, which as of March 31, 2004, totaled $565.8 million. Should the Company fail to effect a redemption within one year after November 13, 2003, NBC will be permitted to transfer, without restriction, any of the Company’s securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, its contractual rights with respect to the Company’s business, and its other rights under the related transaction agreements. The Company’s ability to effect any redemption is restricted by the terms of the Company’s outstanding debt and preferred stock. Further, the Company does not currently have sufficient funds to pay the redemption price for these securities. In order to comply with NBC’s redemption demand, the Company expects that it would need to repay, refinance or otherwise restructure the majority of its outstanding indebtedness and preferred stock and raise sufficient liquidity to enable it to pay the required redemption price. Alternatively the Company would need to identify a third party willing to purchase those securities at the required redemption price. If the Company is unable to complete a redemption, the Company would be unable to prevent NBC from transferring its interest in the Company to a third party selected by NBC in its discretion, which could have a material adverse effect upon the Company.

     On September 15, 2004, the rate at which dividends accrue on the Company’s Series B preferred stock, all of which is held by NBC, will be adjusted to a market rate, determined by a nationally recognized independent investment banking firm chosen by the Company, at which the Series B preferred stock would trade at its liquidation preference. A material increase in the dividend rate on the Company’s Series B preferred stock resulting from this adjustment could have material adverse consequences for the Company.

6. COMPREHENSIVE INCOME (LOSS)

     The Company utilized an interest rate swap to manage the impact of interest rate changes on the Company’s borrowings under its Senior Credit Facility which was refinanced in January 2004. The interest rate swap matured on October 15, 2003 and was not renewed. Under the interest rate swap, the Company agreed with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments was recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. The Company has accounted for the swap as a cash flow hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, with changes in the fair value included as a component of other comprehensive loss. At March 31, 2003, the fair value of the swap was a liability of approximately $2.6 million.

     Other comprehensive income represents the unrealized gain on the Company’s interest rate swap accounted for as a cash flow hedge.

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(48,682)	$(185)
Other comprehensive income:
Unrealized gain on interest rate swap	—	558

Comprehensive income (loss)	$(48,682)	$373

7. INCOME TAXES

     The Company has recorded a provision for income taxes based on its estimated annual effective income tax rate. For the three months ended March 31, 2004 and 2003, the Company has recorded a valuation allowance for its deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets.

     The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined the Company’s 1997 tax return and has issued the Company a “30-day letter” proposing to disallow all of the Company’s gain deferral. The Company filed a protest to this determination with the IRS appeals division, but cannot predict the outcome at this time, and may not prevail. In addition, the “30-day letter” offered the Company an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. The Company filed a protest to this alternative determination as well. The Company may not prevail with respect to this alternative determination. Should the IRS successfully challenge the Company’s position and disallow all or part of its gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses. The Company has estimated the amount of interest for which it could be held liable to be a maximum of approximately $16.8 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, the Company estimates it would be liable for only a nominal amount of interest.

8. PER SHARE DATA

     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

     As of March 31, 2004 and 2003, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	March 31,
	2004	2003
Stock options outstanding	2,834	4,151
Class A common stock warrants and restricted Class A common stock outstanding	36,026	32,428
Class A common stock reserved for issuance under convertible securities	40,098	39,344

	78,958	75,923

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

     In October 2003, the Company granted 3,598,750 options under the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock that are subject to restrictions on transfer and a risk of forfeiture (restricted stock). The restricted stock issued upon the exercise of the options included 2,278,000 shares which will vest in their entirety at the end of a five year period. Of the remaining shares of restricted stock issued upon the exercise of the options, 1,000,750 shares will vest ratably over a three year period and 320,000 shares will vest ratably over a five year period. The award resulted in non-cash stock-based compensation expense of approximately $18.3 million, which will be recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2004, the Company recognized approximately $1.4 million in stock-based compensation expense in connection with these grants. Approximately $4.3 million will be recognized during the second, third and fourth quarters of 2004, and the remaining $11.1 million will be recognized between 2005 and 2008.

     In January 2003, the Company consummated a stock option exchange offer under which the Company issued to holders who tendered their eligible options in the exchange offer new options under the Plan to purchase one share of the Company’s Class A common stock for each two shares of Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. The terms of the new options provided for a one business day exercise period. All holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under the Company’s stock option plans and 1.8 million additional non-qualified options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan’s provisions, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a fixed non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $6.9 million related to vested shares was recognized in the first quarter of 2003, $1.7 million of the remaining compensation expense was recognized in 2003 and $0.1 million was recognized in the first quarter of 2004. The stock-based compensation expense was recognized on a straight-line basis over the one year vesting schedule of the modified award. In addition, the remaining deferred stock compensation expense totaling approximately $2.5 million at December 31, 2002 associated with the tendered options was recognized on a straight-line basis over the one year vesting schedule of the modified award ($0.5 million was recognized in the first quarter of 2003, $1.8 million was recognized in 2003, and $0.2 million was recognized in the first quarter of 2004). As of March 31, 2004, there were 390,341 shares of restricted stock issued upon the exercise of options issued in the January 2003 exchange that had not vested as a result of elections to defer vesting made by the holders.

     Had compensation expense for the Company’s option plans been determined using the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss attributable to common stockholders:
As reported	$(60,231)	$(23,447)
Add: Stock-based compensation expense included in reported net loss	2,222	7,414
Deduct: Total stock-based compensation expense determined under the fair value method	(2,436)	(7,903)

Pro forma net loss attributable to common stockholders	$(60,445)	$(23,936)

Basic and diluted net loss per share:
As reported	$(0.89)	$(0.35)
Pro forma	(0.89)	(0.36)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of zero, expected volatility range of 50% to 79%, risk free interest rates of 2.8% to 6.9% and weighted average expected option terms of one day to 7.5 years.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash operating and financing activities are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2004	2003
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,685	$16,013

Cash paid for income taxes	$110	$89

Non-cash operating and financing activities:
Dividends accrued on redeemable and convertible preferred stock	$11,423	$22,839

Discount accretion on redeemable and convertible securities	$126	$423

Stock option exercise proceeds and withholding taxes remitted through withholding of shares received upon exercise	$—	$2,359

Repayment of stock subscription notes receivable through offset of deferred and other compensation	$—	$615

11. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). FIN 46 clarifies the application of ARB No. 51 to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 31, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have any effect on the Company’s financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock, such as the Company’s 14 1/4% Junior Exchangeable Preferred Stock. SFAS 150 was effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS 150 effective July 1, 2003. Upon adoption, the Company recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods was not permitted upon adoption of SFAS 150. The Company’s 9 3/4% Series A Convertible Preferred Stock and 8% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS 150 because of their equity conversion features.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Paxson Communications Corporation (the “Parent Company”) and its wholly owned subsidiaries are joint and several guarantors under the Company’s debt obligations. There are no restrictions on the ability of the guarantor subsidiaries or the Parent Company to issue dividends or transfer assets to any other subsidiary guarantors. The accounts of the Parent Company include network operations, network sales, programming and other corporate departments. The accounts of the wholly owned subsidiaries primarily include the television stations owned and operated by the Company.

     The accompanying unaudited condensed consolidated financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

	As of March 31, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$164,896	$9,989	$—	174,885
Receivable from wholly owned subsidiaries	892,601	—	(892,601)	—
Intangible assets, net	58,996	832,479	—	891,475
Investment in and advances to wholly owned subsidiaries	55,647	—	(55,647)	—
Property, equipment and other assets, net	71,103	120,760	—	191,863

Total assets	$1,243,243	$963,228	$(948,248)	$1,258,223

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$87,841	$7,059	$—	$94,900
Deferred income taxes	180,641	—	—	180,641
Senior secured notes, senior subordinated notes and bank financing, net of current portion	966,647	—	—	966,647
Notes payable to Parent Company	—	892,601	(892,601)	—
Mandatorily redeemable preferred stock	425,116	—	—	425,116
Other long-term liabilities	35,292	7,921	—	43,213

Total liabilities	1,695,537	907,581	(892,601)	1,710,517
Mandatorily redeemable and convertible preferred stock	695,616	—	—	695,616
Commitments and contingencies
Stockholders’ deficit	(1,147,910)	55,647	(55,647)	(1,147,910)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,243,243	$963,228	$(948,248)	$1,258,223

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
REVENUES:
Gross revenues	$52,512	$31,076	$—	$83,588
Less: agency commissions	(7,989)	(4,305)	—	(12,294)

Net revenues	44,523	26,771	—	71,294

EXPENSES:
Programming and broadcast operations	3,569	10,250	—	13,819
Program rights amortization	15,690	—	—	15,690
Selling, general and administrative	15,114	15,100	—	30,214
Stock-based compensation	2,222	—	—	2,222
Other operating expenses	130	1,101	—	1,231
Depreciation and amortization	3,227	7,033	—	10,260

Total operating expenses	39,952	33,484	—	73,436
(Loss) gain on sale or disposal of broadcast and other assets, net	(120)	11	—	(109)

Operating income (loss)	4,451	(6,702)	—	(2,251)

OTHER INCOME (EXPENSE):
Interest expense	(22,530)	(35)	—	(22,565)
Dividends on mandatorily redeemable preferred stock	(14,377)	—	—	(14,377)
Other income, net	2,229	5	—	2,234
Loss on extinguishment of debt	(6,293)	—	—	(6,293)
Equity in losses of consolidated subsidiaries	(6,732)	—	6,732	—

Loss before income taxes	(43,252)	(6,732)	6,732	(43,252)
Income tax provision	(5,430)	—	—	(5,430)

Net loss	(48,682)	(6,732)	6,732	(48,682)
Dividends and accretion on redeemable and convertible preferred stock	(11,549)	—	—	(11,549)

Net loss attributable to common stockholders	$(60,231)	$(6,732)	$6,732	$(60,231)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$(33,658)	$4,511	$—	$(29,147)

Cash flows used in investing activities:
Increase in short term investments	(20)	—	—	(20)
Purchases of property and equipment	(616)	(4,477)	—	(5,093)
Proceeds from sale of broadcast towers and property and equipment	2	—	—	2
Other	—	(36)	—	(36)

Net cash used in investing activities	(634)	(4,513)	—	(5,147)

Cash flows from financing activities:
Borrowings of long-term debt	365,000	—	—	365,000
Repayments of long-term debt	(335,639)	—	—	(335,639)
Payments of loan origination costs	(11,405)	—	—	(11,405)
Proceeds from exercise of common stock options, net	3	—	—	3

Net cash provided by financing activities	17,959	—	—	17,959

Decrease in cash and cash equivalents	(16,333)	(2)	—	(16,335)
Cash and cash equivalents, beginning of period	97,090	33	—	97,123

Cash and cash equivalents, end of period	$80,757	$31	$—	$80,788

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

	As of December 31, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$184,612	$9,764	$—	$194,376
Receivable from wholly owned subsidiaries	892,601	—	(892,601)	—
Intangible assets, net	61,486	832,468	—	893,954
Investment in and advances to wholly owned subsidiaries	58,045	—	(58,045)	—
Property, equipment and other assets, net	71,404	123,943	—	195,347

Total assets	$1,268,148	$966,175	$(950,646)	$1,283,677

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$119,572	$7,672	$—	$127,244
Deferred income taxes	175,281	—	—	175,281
Senior subordinated notes and bank financing, net of current portion	925,547	—	—	925,547
Notes payable to Parent Company	—	892,601	(892,601)	—
Mandatorily redeemable preferred stock	410,739	—	—	410,739
Other long-term liabilities	42,787	7,857	—	50,644

Total liabilities	1,673,926	908,130	(892,601)	1,689,455
Mandatorily redeemable and convertible preferred stock	684,067	—	—	684,067
Commitments and contingencies Stockholders’ deficit	(1,089,845)	58,045	(58,045)	(1,089,845)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,268,148	$966,175	$(950,646)	$1,283,677

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
REVENUES:
Gross revenues	$53,073	$29,605	$—	$82,678
Less: agency commissions	(7,957)	(4,119)	—	(12,076)

Net revenues	45,116	25,486	—	70,602

EXPENSES:
Programming and broadcast operations	3,570	9,032	—	12,602
Program rights amortization	13,022	—	—	13,022
Selling, general and administrative	11,164	15,939	—	27,103
Stock-based compensation	7,414	—	—	7,414
Other operating expenses	933	1,213	—	2,146
Depreciation and amortization	5,707	8,863	—	14,570

Total operating expenses	41,810	35,047	—	76,857
Gain on sale or disposal of broadcast and other assets, net	3,480	23,034	—	26,514

Operating income	6,786	13,473	—	20,259

OTHER INCOME (EXPENSE):
Interest expense	(21,993)	(132)	—	(22,125)
Other income, net	1,657	76	—	1,733
Equity in income of consolidated subsidiaries	13,417	—	(13,417)	—

(Loss) income before income taxes	(133)	13,417	(13,417)	(133)
Income tax provision	(52)	—	—	(52)

Net (loss) income	(185)	13,417	(13,417)	(185)
Dividends and accretion on redeemable and convertible preferred stock	(23,262)	—	—	(23,262)

Net (loss) income attributable to common stockholders	$(23,447)	$13,417	$(13,417)	$(23,447)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash provided by operating activities	$2,893	$4,906	$—	$7,799

Cash flows from investing activities:
Decrease in short term investments	3,450	—	—	3,450
Purchases of property and equipment	(447)	(4,907)	—	(5,354)
Proceeds from sales of broadcast properties	35,000	—	—	35,000
Proceeds from sale of broadcast towers and property and equipment	207	—	—	207

Net cash provided by (used in) investing activities	38,210	(4,907)	—	33,303

Cash flows from financing activities:
Borrowings of long-term debt	2,000	—	—	2,000
Repayments of long-term debt	(725)	—	—	(725)
Payments of loan origination costs	(531)	—	—	(531)
Proceeds from exercise of common stock options, net	12	—	—	12
Payments of employee withholding taxes on exercise of common stock options	(2,335)	—	—	(2,335)

Net cash used in financing activities	(1,579)	—	—	(1,579)

Increase (decrease) in cash and cash equivalents	39,524	(1)	—	39,523
Cash and cash equivalents, beginning of period	25,730	35	—	25,765

Cash and cash equivalents, end of period	$65,254	$34	$—	$65,288

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements, or “TBAs”), which reach all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. We operate PAX TV, a network that provides programming seven days per week, 24 hours per day, and reaches approximately 96 million homes, or 89% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates. PAX TV’s entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air. The balance of PAX TV’s programming consists of long form paid programming (principally infomercials) and public interest programming. We have obtained audience ratings and share, market rank and television household data set forth in this report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.

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

     In September 1999, National Broadcasting Company, Inc. (“NBC”) invested $415 million in our company. We have also entered into a number of agreements with NBC. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into Joint Sales Agreements (“JSA”) with NBC with respect to most of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the three months ended March 31, 2004, we paid or accrued amounts due to NBC totaling approximately $4.9 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

     We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

•	NETWORK SPOT ADVERTISING. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network spot advertising is sold under advance, or “upfront,” commitments to purchase advertising time, which are obtained before the beginning of our PAX TV entertainment programming season. Network spot advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network spot advertising revenue represented approximately 22% of our revenue during the three months ended March 31, 2004.

•	NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV entertainment programming or public interest programming. Our network long form paid programming represented approximately 41% of our revenue during the three months ended March 31, 2004.

•	STATION ADVERTISING. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 37% of our revenue during the three months ended March 31, 2004 (including 23% of our revenue which was derived from local and national long form paid programming during the three months ended March 31, 2004).

     Beginning in January 2003, we modified our programming schedule by replacing entertainment programming during the hours of 1 p.m. to 5 p.m. and 11:30 p.m. to midnight, Monday through Friday, and 5 p.m. to 6 p.m. and 11 p.m. to midnight, Saturday and Sunday, with long form paid programming. Our revenues derived from long form paid programming represented 64% of our total revenues during the three month period ended March 31, 2004. We expect to continue to derive more than half of our revenues from long form paid programming for the foreseeable future.

     Commencing in the fourth quarter of 1999, we began entering into JSAs with owners of broadcast stations in markets served by our stations. After implementation of a JSA, we no longer employ our own on-site station sales staff. The JSA partner provides station spot and long form advertising sales management and representation for our stations and in about half of our stations we integrate and co-locate our station operations with those of our JSA partners. To date, we have entered into JSAs for 45 of our 60 owned and operated television stations.

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

     We believe that absent significant improvement in our ratings and revenues, our business operations are unlikely to provide sufficient cash flow to support our debt service and preferred stock dividend requirements. In September 2002, we engaged Bear, Stearns & Co. Inc. and in August 2003, we engaged Citigroup Global Markets Inc. to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. These strategic alternatives may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities. See “Forward-Looking Statements and Associated Risks and Uncertainties — The outcome of our exploration of strategic alternatives is uncertain” in our Fiscal 2003 Form 10-K.

Financial Performance:

•	Gross revenues in the first quarter of 2004 increased 1% to $83.6 million from $82.7 million in the first quarter of 2003. Net revenues in the first quarter of 2004 increased 1% to $71.3 million from $70.6 million in the first quarter of 2003.

•	Operating loss in the first quarter of 2004 was $2.3 million compared to operating income of $20.3 million in the first quarter of 2003. The results for the first quarter of 2003 include a gain of approximately $26.8 million resulting from the sale in February 2003 of our Fresno, California television station.

•	Net loss attributable to common stockholders in the first quarter of 2004 was $60.2 million compared to a net loss attributable to common shareholders of $23.4 million in the first quarter of 2003. The net loss attributable to common stockholders for the first quarter of 2004 includes a loss on extinguishment of debt amounting to $6.3 million resulting from the refinancing of our senior credit facility in January 2004. The net loss attributable to common stockholders for the first quarter of 2003 includes a gain of approximately $26.8 million resulting from the sale of our Fresno, California television station in February 2003.

•	Cash flows used in operating activities were $29.1 million in the first quarter of 2004 compared to cash flows provided by operating activities of $7.8 million in the first quarter of 2003.

Balance Sheet:

     Our cash, cash equivalents and short-term investments decreased during the three months ended March 31, 2004 by $16.3 million to $93.8 million. Our total debt, which primarily comprises three series of notes, increased $41.1 million during the first quarter of 2004 to $966.7 million as of March 31, 2004. The increase in total debt for the quarter resulted primarily from the refinancing of our senior credit facility through the issuance in January 2004 of senior secured floating rate notes due 2010 and from the accretion on our 12 1/4% senior subordinated discount notes. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with an aggregate redemption value of $1.1 billion as of March 31, 2004. Two series of the notes require us to make periodic cash interest payments on a current basis. The third series of notes accretes until July 2006, at which time we will be obligated to begin making cash interest payments on a current basis. All series of preferred stock accrue dividends but do not require current cash dividend payments. None of these instruments matures or requires mandatory principal repayments until the fourth quarter of 2006.

     During 2003, we issued letters of credit to support our obligation to pay for certain original programming. We expect to continue to issue letters of credit for this purpose in 2004. The settlement of such letters of credit generally occurs during the first quarter of the year. As a result of this strategy, our programming payments may be higher in the first quarter of the year compared to the other three quarters of the year.

Sources of Cash:

     Our principal sources of cash in the first quarter of 2004 were revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising. We expect our principal sources of cash in the remaining three quarters of 2004 to consist of:

•	revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising; and

•	$10.0 million in proceeds from our remaining planned television station sale, which closed on May 7, 2004.

Key Company Performance Indicators:

     We use a number of key performance indicators to evaluate and manage our business. One of the key indicators related to the performance of our long form paid programming is long form advertising rates. These rates can be affected by the number of television outlets through which long form advertisers can air their programs, by weather patterns, which can effect viewing levels, and by new product introductions. We monitor early indicators such as how new products are performing and our ability to increase or decrease rates for given time slots.

     Program ratings are one of the key indicators related to our network spot business. As more viewers watch our programming, our ratings increase which can increase our revenues. The commitments we obtain from advertisers in the “up front market” are a leading indicator of the potential performance of our network spot revenues. As the year progresses, we monitor pricing in the scatter market to determine where network spot advertising rates are trending. Cost-per-thousand (“CPM”) refers to the price of reaching 1,000 television viewing households with an advertisement. CPM trends and comparisons to competitors’ CPMs can be used to determine pricing power and the appeal of the audience demographic that we are delivering to advertisers.

     In order to evaluate our local market performance, we examine ratings as well as our cost per point, which is the price we charge an advertiser to reach one percent of the total television viewing households in a station’s designated market area, as measured by Nielsen. We also examine the percentage of the market advertising revenue that our local stations are receiving compared to the share of the market ratings that we are delivering. The economic health of a particular region or certain industries that are concentrated in a particular region can affect the amount being spent on local television advertising.

Factors Expected to Affect our Performance in 2004:

     During 2003, we demonstrated significant improvements in cash flow from operating activities and an increase in total cash, cash equivalents and short-term investments. The increase in our total cash, cash equivalents and short-term investments was primarily due to the sale of certain television stations. We have one remaining planned station sale, which closed on May 7, 2004. We have no current plans to continue to increase our total cash, cash equivalents and short-term investments through full power station sales during 2004. Additionally, we do not anticipate that we will generate sufficient cash flows from operating activities to cover our anticipated capital expenditures for the year ending December 31, 2004. Accordingly, our total cash, cash equivalents and short-term investments are expected to decrease during the course of 2004.

     The broadcasting industry will be affected in 2004 by spending on political advertising and advertising during the Olympic games. Typically, years that contain political and Olympic advertising show strong performance for television spot advertising for the industry in general. While we are not a direct beneficiary of a material amount of political advertising, we expect to benefit from the decrease in advertising inventory generally available in the local marketplace. Conversely, the broadcast of the Olympics in August 2004 could cause lower ratings due to strong competition from Olympic programming. The potential for lower ratings and the possibility that non-Olympics advertisers may suspend their typical advertising programs during the Olympics could negatively affect our business.

     The U.S. economic environment also affects the performance of our business, since our business is dependent in part on cyclical advertising rates. An improving economy, led by increases in consumer confidence, could benefit us by leading advertisers to increase their spending.

Outlook for 2004:

     In order for us to improve ratings and revenues in 2004, we would need to market and air programming that attracts additional viewers, increase our CPMs through delivery of more attractive viewing demographics or realize increases in long form paid programming rates. As long form programming is not currently in a high growth cycle, we expect that our revenues in this segment for 2004 will be relatively unchanged when compared to 2003. As a result of the restructuring we commenced in the fourth quarter of 2002, we believe that our ability to further reduce costs is limited. In fact, we expect that we will experience increases in operating expenses during 2004 resulting from increased utility costs to broadcast our digital television signal and other contractual increases in operating expenses. During 2004, we also do not anticipate that we will have the benefit of a reduction in expenses related to certain beneficial legal settlements, similar to those that we received during the year ended December 31, 2003.

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Gross revenues	$83,588	$82,678
Less: agency commissions	(12,294)	(12,076)

Net revenues	71,294	70,602

Expenses:
Programming and broadcast operations	13,819	12,602
Program rights amortization	15,690	13,022
Selling, general and administrative	30,214	27,103
Time brokerage and affiliation fees	1,101	1,101
Stock-based compensation	2,222	7,414
Adjustment of programming to net realizable value	—	1,066
Restructuring credits	—	(21)
Reserve for state taxes	130	—
Depreciation and amortization	10,260	14,570

Total operating expenses	73,436	76,857
(Loss) gain on sale or disposal of broadcast and other assets.	(109)	26,514

Operating (loss) income	$(2,251)	$20,259

Other Data:
Program rights payments and deposits	$33,122	$13,187
Payments for cable distribution rights	—	1,500
Capital expenditures	5,093	5,354
Cash flows (used in) provided by operating activities	(29,147)	7,799
Cash flows (used in) provided by investing activities	(5,147)	33,303
Cash flows provided by (used in) financing activities	17,959	(1,579)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     Gross revenues increased 1.1% to $83.6 million for the three months ended March 31, 2004 from $82.7 million for the three months ended March 31, 2003. This slight increase is primarily attributable to increased revenues from long form paid programming.

     Programming and broadcast operations expenses were $13.8 million during the three months ended March 31, 2004, compared with $12.6 million for the comparable period in the prior year. This increase is primarily due to higher tower rent, music license fees and personnel costs.

     Program rights amortization expense was $15.7 million during the three months ended March 31, 2004, compared with $13.0 million for the comparable period in the prior year. The increase is primarily due to an incremental increase in programming amortization expense of $2.7 million in the first quarter of 2004 related to our decision to shorten the expected useful life of our original program Just Cause.

     Selling, general and administrative expenses were $30.2 million during the three months ended March 31, 2004, compared with $27.1 million for the comparable period in the prior year. The increase is primarily due to the reduction of our selling, general and administrative expenses for the three months ended March 31, 2003 as a result of our receipt of $2.2 million from NBC to settle a dispute regarding digital television signal interference at our television station WPXM, serving the Miami-Fort Lauderdale, Florida market. The remaining increase in selling, general and administrative expenses is primarily due to higher personnel costs.

     During the three months ended March 31, 2003, we recognized an adjustment of programming to net realizable value totaling $1.1 million resulting from our decision to no longer air an original game show production.

     Depreciation and amortization expense was $10.3 million during the three months ended March 31, 2004 compared with $14.6 million for the comparable period in the prior year. This decrease is primarily due to lower depreciation expense resulting from an impairment charge recorded in the third quarter of 2003 in connection with an investment in a television station for which we have a purchase option and to lower amortization expense resulting from our determination, in the second and third quarters of 2003, that we had over-amortized certain cable and satellite distribution rights. In 1998, we began entering into distribution agreements for periods generally up to ten years in markets where we do not own a television station. Certain of these distribution agreements also provided us with some level of promotional advertising to be provided at the discretion of the cable operator, primarily during the first few years to support the launch of the PAX TV network. We had been amortizing these assets on an accelerated basis, which gave effect to the advertising component included in these agreements. The remaining unamortized cost, which was being amortized over seven years, is now being amortized over the remaining contractual life of the agreements, which is generally ten years.

     In February 2003, we completed the sale of our television station KPXF, serving the Fresno, California market, for approximately $35 million which resulted in a gain of approximately $26.8 million. The gain on the sale of KPXF has been included in the determination of our operating income from continuing operations in accordance with the provisions of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

     In October 2003, we granted 3,598,750 options under the Plan, to purchase one share of our Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock that are subject to restrictions on transfer and a risk of forfeiture. The shares of restricted stock issued upon the exercise of the options included 2,278,000 shares which will vest in their entirety at the end of a five year period. Of the remaining shares of restricted stock, 1,000,750 will vest ratably over a three year period and 320,000 will vest ratably over a five year period. The option grants resulted in non-cash stock-based compensation expense of approximately $18.3 million, which will be recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2004, we recognized approximately $1.4 million in stock-based compensation expense in connection with these grants.

     In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer new options under the Plan to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. The terms of the new options provided for a one business day exercise period. All holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under our stock option plans and 1.8 million additional non-qualified options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan’s provisions, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $6.9 million related to vested shares was recognized in the first quarter of 2003, $1.7 million of the remaining compensation expense was recognized in the remainder of 2003 and $0.1 million was recognized in the first quarter of 2004. The stock-based compensation expense was recognized on a straight-line basis over the one year vesting schedule of the modified award. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options was recognized on a straight-line basis over the one year vesting schedule of the modified awards ($0.5 million was recognized in the first quarter of 2003, $1.8 million was recognized in 2003, and $0.2 million was recognized in the first quarter of 2004). As of March 31, 2004, there were 390,341 shares of restricted stock issued upon the exercise of options issued in the January 2003 exchange that had not vested as a result of elections to defer vesting made by the holders.

     Interest expense for the three months ended March 31, 2004 increased to $22.6 million from $22.1 million in the same period in 2003. The increase is primarily due to higher accretion on our 12 1/4% senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock resulted from the classification of our 14 1/4% Junior Exchangeable Preferred Stock as a liability in accordance with SFAS 150. Interest income for the three months ended March 31, 2004 was $0.8 million compared to $0.9 million in the same period in 2003.

RESTRUCTURING

     During the fourth quarter of 2002, we adopted a plan to consolidate certain of our operations, reduce personnel and modify our programming schedule in order to significantly reduce our cash operating expenditures. In connection with this plan, we recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and the consolidation of certain operations. Through March 31, 2004, we have paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. We have accounted for these costs pursuant to SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which we early adopted in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” which was nullified under SFAS No. 146. As such, we will recognize additional restructuring costs as they are incurred.

INCOME TAXES

     We have recorded a provision for income taxes based on our estimated annual effective income tax rate. For the three months ended March 31, 2004 and 2003, we have recorded a valuation allowance for our deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as we believe it is more likely than not that we will be unable to utilize our remaining net deferred tax assets.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a ''like kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a ''30-day letter’’ proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the ''30-day letter’’ offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable as of March 31, 2004 to be approximately $16.8 million should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand and our net working capital. As of March 31, 2004, we had $93.8 million in cash, cash equivalents and short-term investments and we had working capital of approximately $80.0 million. We believe that cash on hand as well as cash provided by future operations, net working capital and the proceeds from the remaining planned asset sale referred to below will provide the liquidity necessary to meet our obligations and financial commitments through at least the next twelve months. If we were unable to complete the identified asset sale or our financial results were not as anticipated, we may be required to seek to sell additional assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

     Cash (used in) provided by operating activities was approximately ($29.1) million and $7.8 million for the three months ended March 31, 2004 and 2003, respectively. These amounts reflect cash generated or used in connection with the operation of PAX TV, including program rights payments and deposits and interest payments on our debt.

     Cash (used in) provided by investing activities was approximately ($5.1) million and $33.3 million for the three months ended March 31, 2004 and 2003, respectively. These amounts include proceeds from the sale of broadcast assets, capital expenditures and short term investment transactions. In the first quarter of 2003 we received $35.0 million in proceeds from the sale of our television station KPXF serving the Fresno, California market. In 2003, we signed a definitive agreement to sell the assets of our television station KPXJ, serving the Shreveport, Louisiana market, for $10.0 million. The sale of KPXJ closed on May 7, 2004. We have an option to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $40.0 million, of which $4.0 million was paid for the option to purchase these stations. The owners of these stations also have the right to require us to purchase these stations at any time after January 1, 2005 through December 31, 2006. We are currently operating these stations under time brokerage agreements.

     Cash provided by (used in) financing activities was $18.0 million and ($1.6) million during the three months ended March 31, 2004 and 2003, respectively. These amounts include the proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments. Also included are proceeds and the payment of loan origination costs resulting from the January 2004 refinancing described below.

     Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $5.1 million and $5.4 million for the three months ended March 31, 2004 and 2003, respectively. The FCC mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC, which have been granted with limited exceptions. Despite the current uncertainty that exists in the broadcast industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC’s timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently own or operate 45 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received construction permits from the FCC and will be completing the buildout of five additional stations during the remainder of 2004, and we are awaiting construction permits from the FCC with respect to ten of our television stations. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $11 million over the next two to three years to complete the conversion. We expect to fund these expenditures from cash on hand and proceeds from our remaining planned asset sale.

     On January 12, 2004, we completed a private offering of $365.0 million of senior secured floating rate notes (“Senior Secured Notes”). The Senior Secured Notes bear interest at the rate of LIBOR plus 2.75% per year and will mature on January 10, 2010. We may redeem the Senior Secured Notes at any time at specified redemption prices. The Senior Secured Notes are secured by substantially all of our assets. In addition, a substantial portion of the Senior Secured Notes are unconditionally guaranteed, on a joint and several senior secured basis, by all of our subsidiaries. The indenture governing the Senior Secured Notes contains certain covenants which, among other things, restrict the incurrence of additional indebtedness, the payment of dividends, transactions with related parties, certain investments and transfers or sales of certain assets. The proceeds from the offering were used to repay in full the outstanding indebtedness under our Senior Credit Facility, pre-fund letters of credit supported by the revolving credit portion of our previously existing senior credit facility and pay fees and expenses incurred in connection with the transaction.

     The terms of the indentures governing our senior notes and senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for refinancing indebtedness. The certificates of designation of two of our outstanding series of preferred stock contain similar covenants.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a “30-day letter” proposing to disallow all of our gain deferral. We have filed a protest to this determination with the IRS appeals division, but cannot predict the outcome at this time, and may not prevail. In addition, the “30-day letter” offered us an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we have had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be a maximum of approximately $16.8 million as of March 31, 2004 should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate that we would be liable for only a nominal amount of interest.

     As of March 31, 2004, our obligations for programming rights and program rights commitments (including commitments of $6.3 million committed to subsequent to March 31, 2004) require collective payments of approximately $37.4 million as follows (in thousands):

	Obligation for	Program Rights
	Program Rights	Commitments	Total
2004 (April—December)	$15,444	$14,044	$29,488
2005	7,035	—	7,035
2006	867	—	867

	$23,346	$14,044	$37,390

     On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. (“CBS”) and Crown Media United States, LLC (“Crown Media”) to sublicense our rights to broadcast the television series Touched By An Angel (“Touched”) to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, we are to receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period that commenced in August 2002 and the remaining $8.8 million, for the 2002/2003 season is to be paid over a three-year period that commenced in August 2003. In addition, the agreement with Crown Media provides that Crown Media is obligated to sublicense from us future seasons of Touched should CBS renew the series. As further described below, CBS did not renew Touched for the 2003/2004 season.

     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of March 31, 2004, amounts due or committed to CBS totaled approximately $41.1 million. The transaction resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

     We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of March 31, 2004, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $22.1 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

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

     Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of March 31, 2004, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):

	Obligations	Amounts Due from
	to CBS	Crown Media	Net Amount
2004 (April-December)	$13,423	$(11,850)	$1,573
2005	18,513	(10,439)	8,074
2006	9,191	(1,711)	7,480

	41,127	(24,000)	17,127
Amount representing interest	—	1,919	1,919

	$41,127	$(22,081)	$19,046

     As of March 31, 2004, our obligations for cable distribution rights require collective payments by us of approximately $2.5 million in 2004 and $0.3 million in 2005.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS AND UNCERTAINTIES

     This Report contains forward-looking statements that reflect our current views with respect to future events. All statements in this Report other than those that are statements of historical facts are generally forward-looking statements. These statements are based on our current assumptions and analysis, which we believe to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from our expectations. All forward-looking statements in this Report are made only as of the date of this Report, and we do not undertake any obligation to update these forward-looking statements, even though circumstances may change in the future. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition include those set forth under “Forward-Looking Statements and Associated Risks and Uncertainties” in our Fiscal 2003 Form 10-K.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2004 our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

     In addition, we reviewed our internal control over financial reporting and have determined that we had a material weakness in our internal control over financial reporting relating to the analysis, documentation, and application of appropriate accounting principles for certain significant transactions consummated between 1997 and 2000 required to be included in our periodic SEC reports. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud, in amounts that would be material in relation to the financial statements being audited or reported upon, may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. The transactions in question included but were not limited to:

1.	The acquisition of several television stations in transactions structured as purchases of the outstanding stock of the entities owning the stations; and

2.	The contractual rights relating to cable and satellite distribution agreements entered into for the purpose of gaining distribution for the PAX-TV network.

     We examined the historical accounting for these transactions and believe that our financial statements as filed for the three month period ended March 31, 2004 reflect the appropriate accounting in accordance with generally accepted accounting principles. Further, we changed our internal control over financial reporting by dedicating personnel with the appropriate levels of financial expertise to properly analyze, document and apply the appropriate accounting principles to future complex or significant transactions.

     Other than correcting the material weakness identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

Exhibit Number	Description of Exhibits

3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 13-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Certificate of Designation of the Company’s 8% Series B Convertible Exchangeable Preferred Stock (3)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (7)

3.2	Bylaws of the Company (4)

4.6	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10-3/4% Senior Subordinated Notes due 2008 (5)

4.8	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12-1/4% Senior Subordinated Discount Notes due 2009 (6)

4.9	Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s Senior Secured Floating Rate Notes due 2010 (8)

31.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Form 8-K, dated September 15, 1999, and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(8)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2003, and incorporated herein by reference.

(b) Reports on Form 8-K.

The Company submitted to the Securities and Exchange Commission a Current Report on Form 8-K, dated January 12, 2004, disclosing that the Company completed a private offering of senior secured floating rate notes. This Form 8-K was furnished pursuant to Item 9, “Regulation FD Disclosure,” of Form 8-K and not filed.

The Company submitted to the Securities and Exchange Commission a Current Report on Form 8-K, dated March 15, 2004, disclosing that the Company would be restating its financial results for prior years in order to correct its 1997, 1998, 1999 and 2000 purchase accounting for stock acquisitions. This Form 8-K was furnished pursuant to Item 9, “Regulation FD Disclosure,” of Form 8-K and not filed.

The Company submitted to the Securities and Exchange Commission a Current Report on Form 8-K, dated March 30, 2004, disclosing the Company’s financial results for the fourth quarter and full year ended December 31, 2003, and the restatement of the Company’s financial results that was announced on March 15, 2004. This Form 8-K was furnished pursuant to Item 12, “Results of Operations and Financial Condition,” of Form 8-K and not filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXSON COMMUNICATIONS CORPORATION
Date: May 10, 2004	By:	/s/ Richard Garcia
Richard Garcia
Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)