Form 10-Q
period 2004-06-30
PAXSON COMMUNICATIONS CORP
filed 2004-08-09
CIK 923877

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                        TO

Commission File Number 1-13452

PAXSON COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of in corporation or organization)	59-3212788 (IRS Employer Identification No.)

601 Clearwater Park Road West Palm Beach, Florida (Address of principal executive offices)	33401 (Zip Code)

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

Yes            [x]            No            [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            [x]            No            [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2004:

Class of Stock	Number of Shares
Common stock-Class A, $0.001 par value per share	63,577,938
Common stock-Class B, $0.001 par value per share	8,311,639

PAXSON COMMUNICATIONS CORPORATION

Part I — Financial Information

Item 1. Financial Statements

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,844	$97,123
Short-term investments	6,991	12,948
Accounts receivable, net of allowance for doubtful accounts of $1,287 and $1,090, respectively	25,903	24,357
Program rights	32,841	41,659
Amounts due from Crown Media	14,591	13,883
Prepaid expenses and other current assets	4,388	4,406

Total current assets	189,558	194,376
Property and equipment, net	112,382	120,841
Intangible assets:
FCC licenses	843,184	843,140
Other intangible assets, net	45,879	50,814
Program rights, net of current portion	30,635	28,640
Amounts due from Crown Media, net of current portion	4,063	11,540
Investments in broadcast properties	2,341	2,736
Assets held for sale	2,218	7,301
Other assets, net	24,802	24,289

Total assets	$1,255,062	$1,283,677

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$41,554	$39,303
Accrued interest	14,669	14,875
Current portion of obligations for program rights	13,543	35,382
Current portion of obligations to CBS	19,075	19,556
Current portion of obligations for cable distribution rights	2,742	2,494
Deferred revenue	13,546	15,573
Current portion of bank financing	61	61

Total current liabilities	105,190	127,244
Obligations for program rights, net of current portion	3,353	7,902
Obligations to CBS, net of current portion	17,073	27,704
Obligations for cable distribution rights, net of current portion	180	283
Deferred revenue, net of current portion	6,898	6,898
Deferred income taxes	183,395	175,281
Senior secured notes, senior subordinated notes and bank financing, net of current portion	978,746	925,547
Mandatorily redeemable preferred stock	440,004	410,739
Other long-term liabilities	7,193	7,857

Total liabilities	1,742,032	1,689,455

Mandatorily redeemable and convertible preferred stock	707,240	684,067

Commitments and contingencies
Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 63,570,838 and 63,131,125 shares issued and outstanding	64	63
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Common stock warrants and call option	66,663	66,663
Additional paid-in capital	540,908	540,377
Deferred stock option compensation	(13,057)	(17,167)
Accumulated deficit	(1,788,796)	(1,679,789)

Total stockholders’ deficit	(1,194,210)	(1,089,845)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,255,062	$1,283,677

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
NET REVENUES (net of agency commissions of $12,070, $11,012, $24,364 and $23,088, respectively)	$69,877	$65,860	$141,171	$136,462

EXPENSES:
Programming and broadcast operations (excluding stock-based compensation of $241, $149, $620 and $953, respectively)	13,642	13,072	27,461	25,674
Program rights amortization	10,843	11,475	26,533	24,497
Selling, general and administrative (excluding stock-based compensation of $2,292, $948, $4,135, and $7,558, respectively)	33,322	26,786	63,536	53,889
Time brokerage and affiliation fees	1,101	1,101	2,202	2,202
Stock-based compensation	2,533	1,097	4,755	8,511
Adjustment of programming to net realizable value	—	—	—	1,066
Restructuring charges	—	32	—	11
Reserve for state taxes	467	—	597	—
Depreciation and amortization	11,437	7,340	21,697	21,910

Total operating expenses	73,345	60,903	146,781	137,760
Gain on sale or disposal of broadcast and other assets, net	6,067	28,407	5,958	54,921

Operating income	2,599	33,364	348	53,623

OTHER INCOME (EXPENSE):
Interest expense	(23,065)	(22,568)	(45,630)	(44,693)
Dividends on mandatorily redeemable preferred stock	(14,888)	—	(29,265)	—
Interest income	711	795	1,474	1,673
Other (expense) income, net	(1)	11	—	263
Gain (loss) on extinguishment of debt	7	—	(6,286)	—
Insurance recoveries	—	—	1,100	—
Gain on modification of program rights obligations	371	604	741	1,207

(Loss) income before income taxes	(34,266)	12,206	(77,518)	12,073
Income tax provision	(2,886)	(5,251)	(8,316)	(5,303)

Net (loss) income	(37,152)	6,955	(85,834)	6,770
Dividends and accretion on redeemable and convertible preferred stock	(11,624)	(23,968)	(23,173)	(47,230)

Net loss attributable to common stockholders	$(48,776)	$(17,013)	$(109,007)	$(40,460)

Basic and diluted loss per common share	$(0.72)	$(0.25)	$(1.61)	$(0.60)

Weighted average shares outstanding	68,134,814	67,658,154	67,837,758	67,231,239

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2004 (Unaudited)
(in thousands)

			Common
			Stock		Deferred
			Warrants	Addi-	Stock		Total
	Common Stock		and	tional	Option		Stock-
			Call	Paid-In	Compen-	Accumulated	holders’
	Class A	Class B	Option	Capital	sation	Deficit	Deficit
Balance, December 31, 2003	$63	$8	$66,663	$540,377	$(17,167)	$(1,679,789)	$(1,089,845)
Stock-based compensation	—	—	—	—	4,639	—	4,639
Deferred stock option compensation	—	—	—	529	(529)	—	—
Stock options exercised	1	—	—	2	—	—	3
Dividends on redeemable and convertible preferred stock	—	—	—	—	—	(22,921)	(22,921)
Accretion on redeemable and convertible preferred stock	—	—	—	—	—	(252)	(252)
Net loss	—	—	—	—	—	(85,834)	(85,834)

Balance, June 30, 2004	$64	$8	$66,663	$540,908	$(13,057)	$(1,788,796)	$(1,194,210)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(85,834)	$6,770
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,697	21,910
Stock-based compensation	4,755	8,511
Loss on extinguishment of debt	6,286	—
Non-cash restructuring charges	—	11
Program rights amortization	26,533	24,497
Adjustment of programming to net realizable value	—	1,066
Payments for cable distribution rights	—	(1,500)
Program rights payments and deposits	(44,897)	(20,475)
Provision for (reduction of) doubtful accounts	347	(742)
Deferred income tax provision	8,114	4,937
Gain on sale or disposal of broadcast and other assets, net	(5,958)	(54,921)
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	29,265	—
Accretion on senior subordinated discount notes	23,856	21,182
Gain on modification of program rights obligations	(741)	(1,207)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,070)	5,466
Decrease in amounts due from Crown Media	6,769	5,900
Decrease (increase) in prepaid expenses and other current assets	679	(173)
Decrease in other assets	3,635	569
Increase in accounts payable and accrued liabilities	1,887	2,066
Decrease in accrued interest	(206)	(234)
Decrease in obligations to CBS	(10,371)	(4,315)

Net cash (used in) provided by operating activities	(17,254)	19,318

Cash flows from investing activities:
Decrease in short-term investments	5,957	17,073
Deposits for programming letters of credit	(856)	—
Purchases of property and equipment	(8,065)	(11,174)
Proceeds from sale of broadcast assets	9,988	77,465
Proceeds from sale of property and equipment	8	206
Other	(44)	(75)

Net cash provided by investing activities	6,988	83,495

Cash flows from financing activities:
Borrowings of long-term debt	365,000	2,000
Repayments of long-term debt	(335,657)	(3,451)
Payments of loan origination costs	(11,432)	(689)
Payments of employee withholding taxes on exercise of common stock options	—	(2,335)
Proceeds from exercise of common stock options, net	3	129
Proceeds from stock subscription notes receivable	73	144

Net cash provided by (used in) financing activities	17,987	(4,202)

Increase in cash and cash equivalents	7,721	98,611
Cash and cash equivalents, beginning of period	97,123	25,765

Cash and cash equivalents, end of period	$104,844	$124,376

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Paxson Communications Corporation (the “Company”), a Delaware corporation, was organized in 1993. The Company owns and operates television stations nationwide, and on August 31, 1998, launched PAX TV. PAX TV is the brand name for the programming that the Company broadcasts through its owned, operated and affiliated television stations, and through certain cable television system owners and satellite television providers. The financial information contained in the financial statements and notes thereto as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Fiscal 2003 Form 10-K, and the definitive proxy statement for the annual meeting of stockholders held May 21, 2004, both of which were filed with the United States Securities and Exchange Commission.

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

     In 1998, the Company began entering into cable distribution agreements for periods generally up to ten years in markets where the Company does not own a television station. Certain of these cable distribution agreements also provided the Company with some level of promotional advertising to be run at the discretion of the cable operator, primarily during the first few years to support the launch of the Company’s PAX TV network on the cable systems. The Company had been amortizing these assets on an accelerated basis. In the second quarter of 2003, the Company determined that it had over-amortized certain of these assets and recorded a $4 million reduction to amortization expense. The remaining unamortized cost, which had been amortized over seven years, commenced to be amortized over the remaining contractual life of the agreements.

2. RESTRUCTURING

     During the fourth quarter of 2002, the Company adopted a plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company’s cash operating expenditures. In connection with this plan, the Company recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002, consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and consolidating certain operations. Through June 30, 2004, the Company has paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. The Company has accounted for these costs pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which the Company early adopted in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and other costs to Exit an Activity”, which has been nullified by SFAS No. 146. As such, the Company will recognize additional restructuring costs as they are incurred.

     The Company has substantially completed its Joint Sales Agreement (“JSA”) restructuring plan commenced in the fourth quarter of 2000, except for certain contractual lease obligations for closed locations, the majority of which expire in 2004.

     The following summarizes the activity in the Company’s restructuring reserves for the six months ended June 30, 2004 and June 30, 2003, respectively (in thousands):

		Amounts Charged
	Balance	(Credited) to
	December 31,	Costs and	Cash	Balance
	2003	Expenses	Deductions	June 30, 2004
Corporate Restructuring
Accrued liabilities:
Lease and other costs	$51	$—	$(41)	$10
Severance	5	—	—	5

	$56	$—	$(41)	$15

JSA Restructuring
Accrued liabilities:
Lease costs	$89	$—	$(73)	$16

		Amounts Charged
	Balance	(Credited) to
	December 31,	Costs and	Cash	Balance
	2002	Expenses	Deductions	June 30, 2003
Corporate Restructuring
Accrued Liabilities:
Lease costs	$262	$78	$(251)	$89
Severance	732	(67)	(660)	5

	$994	$11	$(911)	$94

JSA Restructuring
Accrued liabilities:
Lease costs	$528	$—	$(305)	$223

3. ASSETS HELD FOR SALE

     The gain (loss) on sale of assets held for sale are included in the determination of the Company’s operating income (loss) from its continuing operations in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) since these assets do not constitute a component of the Company under SFAS 144. The Company generally maintains a geographic presence in the markets where assets have been sold by airing the PAX TV network through cable distribution agreements or the Company’s other owned or operated stations in the designated market areas.

     Assets held for sale consist of the following as of the date indicated (in thousands):

	June 30,	December 31,
	2004	2003
Intangible assets, net	$—	$3,499
Property and equipment, net	2,218	3,802

	$2,218	$7,301

     In May 2004, the Company completed the sale of its television station KPXJ, serving the Shreveport, Louisiana market, for a cash purchase price of $10 million, resulting in a pre-tax gain of approximately $6.1 million.

     Included in assets held for sale are certain broadcast towers with a carrying value of $2.2 million and $2.7 million as of June 30, 2004 and December 31, 2003, respectively, for which the Company is in the process of transferring title and assigning the leases to the buyer.

4. SENIOR SECURED NOTES, SENIOR SUBORDINATED NOTES AND BANK FINANCING

     Senior secured notes, senior subordinated notes and bank financing consists of the following as of (in thousands):

	June 30,	December 31,
	2004	2003
Senior Secured Floating Rate Notes due 2010, secured by all assets of the Company	$365,000	$—
Senior Credit Facility	—	335,625
10 3/4% Senior Subordinated Notes due 2008	200,000	200,000
12 1/4% Senior Subordinated Discount Notes due 2009	496,263	496,263
Other	473	505

	1,061,736	1,032,393
Less: discount on 12 1/4% Senior Subordinated Discount Notes due 2009	(82,929)	(106,785)
Less: current portion	(61)	(61)

	$978,746	$925,547

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

     At June 30, 2004, the Company was in compliance with its debt covenants and expects that it will continue to be in compliance with its debt covenants in the foreseeable future. If the Company failed to meet any of its debt covenants and the holders of the Company’s debt did not grant a waiver or amend the covenants, the holders would have the right to declare an event of default and seek remedies including acceleration of all outstanding amounts due. Should an event of default be declared under any of the debt securities outstanding, this would cause a cross default to occur under the indentures governing the other series of debt securities, thus giving the trustee under each such indenture the right to accelerate repayments, and would give the holders of each of the Company’s three outstanding series of preferred stock the right to elect two directors per series to the Company’s Board of Directors. There can be no assurance that the Company would be successful in obtaining alternative sources of funding to repay these obligations should these events occur.

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

     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock during the six month period ended June 30, 2004 (in thousands):

		Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred
	9 3/4%	Stock 8%	Total
Mandatorily redeemable and convertible preferred stock:
Balance at December 31, 2003	$126,584	$557,483	$684,067
Accretion	252	—	252
Accrual of cumulative dividends	6,321	16,600	22,921

Balance at June 30, 2004	$133,157	$574,083	$707,240

Aggregate liquidation Preference and accumulated dividends at June 30, 2004	$134,426	$574,083	$708,509
Shares authorized	17,500	41,500	59,000
Shares issued and outstanding	13,442	41,500	54,942
Accrued dividends	$—	$159,083	$159,083

Junior
Exchangeable
Preferred
Stock
14 1/4%
Mandatorily redeemable preferred stock:
Balance at December 31, 2003	$410,739
Accrual of cumulative dividends	29,265

Balance at June 30, 2004	$440,004

Aggregate liquidation preference at June 30, 2004	$440,004
Shares authorized	72,000
Shares issued and outstanding	43,230
Accrued dividends	$7,700

     On September 15, 1999, we entered into an investment agreement with the National Broadcasting Company, Inc. (“NBC”) under which wholly-owned subsidiaries of NBC purchased shares of our Series B preferred stock and warrants to purchase shares of our common stock for an aggregate purchase price of $415 million. At the same time, a wholly-owned subsidiary of NBC entered into an agreement with Lowell W. Paxson, our chairman and controlling stockholder, and entities controlled by Mr. Paxson, under which the NBC subsidiary was granted the right to purchase all, but not less than all, of the 8,311,639 shares of our Class B common stock beneficially owned by Mr. Paxson. We have also entered into a number of agreements with NBC. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into Joint Sales Agreements (“JSA”) with NBC with respect to most of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the six months ended June 30, 2004, we paid or accrued amounts due to NBC totaling approximately $11.0 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

     On November 13, 2003, NBC exercised its right to demand that the Company redeem, or arrange for a third party to acquire, all of the shares of the Company’s Series B preferred stock held by NBC, at a price equal to the aggregate liquidation preference thereof plus accrued and unpaid dividends, which as of June 30, 2004, totaled $574.1 million. Should the Company fail to effect a redemption within one year after November 13, 2003, NBC will be permitted to transfer, without restriction, any of the Company’s securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, its contractual rights with respect to the Company’s business, and its other rights under the related transaction agreements. The Company’s ability to effect any redemption is restricted by the terms of the Company’s outstanding debt and preferred stock. Further, the Company does not currently have sufficient funds to pay the redemption price for these securities. In order to comply with NBC’s redemption demand, the Company expects that it would need to repay, refinance or otherwise restructure the majority of its outstanding indebtedness and preferred stock and raise sufficient liquidity to enable it to pay the required redemption price. Alternatively the Company would need to identify a third party willing to purchase those securities at the required redemption price. If the Company is unable to complete a redemption, NBC would have the right to transfer its interest in the Company, without the Company’s consent, to a third party selected by NBC in its discretion, which could have a material adverse effect upon the Company.

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

6. COMPREHENSIVE INCOME (LOSS)

     The Company utilized an interest rate swap to manage the impact of interest rate changes on the Company’s borrowings under its Senior Credit Facility which was refinanced in January 2004. The interest rate swap matured on October 15, 2003 and was not renewed. Under the interest rate swap, the Company agreed with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments was recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. The Company has accounted for the swap as a cash flow hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, with changes in the fair value included as a component of other comprehensive loss. At June 30, 2003, the fair value of the swap was a liability of approximately $1.8 million.

     Other comprehensive income represents the unrealized gain on the Company’s interest rate swap accounted for as a cash flow hedge.

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income	$(37,152)	$6,955	$(85,834)	$6,770
Other comprehensive income:
Unrealized gain on interest rate swap	—	801	—	1,359

Comprehensive (loss) income	$(37,152)	$7,756	$(85,834)	$8,129

7. INCOME TAXES

     The Company has recorded a provision for income taxes based on its estimated annual effective income tax rate. For the three and six months ended June 30, 2004 and 2003, the Company has recorded a valuation allowance for its deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets.

     The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined the Company’s 1997 tax return and has issued the Company a “30-day letter” proposing to disallow all of the Company’s gain deferral. The Company filed a protest to this determination with the IRS appeals division, but cannot predict the outcome at this time, and may not prevail. In addition, the “30-day letter” offered the Company an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. The Company filed a protest to this alternative determination as well. The Company may not prevail with respect to this alternative determination. Should the IRS successfully challenge the Company’s position and disallow all or part of its gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses. The Company has estimated the amount of interest for which it could be held liable to be approximately $17.1 million as of June 30, 2004 should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, the Company estimates it would be liable for only a nominal amount of interest.

8. PER SHARE DATA

     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

     As of June 30, 2004 and 2003, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	June 30,
	2004	2003
Stock options outstanding	2,555	3,764
Class A common stock warrants and restricted Class A common stock outstanding	35,598	32,032
Class A common stock reserved for issuance under convertible securities	40,298	39,526

	78,451	75,322

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

     In October 2003, the Company granted 3,598,750 options under the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock that are subject to restrictions on transfer and a risk of forfeiture (restricted stock). The restricted stock issued upon the exercise of the options included 2,278,000 shares which will vest in their entirety at the end of a five year period. Of the remaining shares of restricted stock issued upon the exercise of the options, 1,000,750 shares will vest ratably over a three year period and 320,000 shares will vest ratably over a five year period. The award resulted in non-cash stock-based compensation expense of approximately $18.2 million, which will be recognized on a straight-line basis over the vesting period. For the three and six months ended June 30, 2004, the Company recognized approximately $2.4 million and $3.8 million, respectively, in stock-based compensation expense in connection with these grants. Approximately $2.7 million will be recognized during the third and fourth quarters of 2004, and $10.2 million will be recognized between 2005 and 2008.

     In January 2003, the Company consummated a stock option exchange offer under which the Company issued to holders who tendered their eligible options in the exchange offer new options under the Plan to purchase one share of the Company’s Class A common stock for each two shares of Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. The terms of the new options provided for a one business day exercise period. All holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under the Company’s stock option plans and 1.8 million additional non-qualified options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan’s provisions, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a fixed non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $0.5 million and $7.4 million related to vested and unvested shares was recognized in the three and six months ended June 30, 2003, respectively, $1.2 million of the remaining compensation expense was recognized during the remainder of 2003 and $0.1 million was recognized in the first quarter of 2004. The stock-based compensation expense was recognized on a straight-line basis over the one year vesting schedule of the modified award. In addition, the remaining deferred stock compensation expense totaling approximately $2.5 million at December 31, 2002 associated with the tendered options was recognized on a straight-line basis over the one year vesting schedule of the modified award ($0.6 million and $1.1 million was recognized in the three and six months ended June 30, 2003, respectively, $1.2 million of the remaining compensation expense was recognized during the remainder of 2003, and $0.2 million was recognized in the first quarter of 2004). As of June 30, 2004, there were 193,750 shares of restricted stock issued upon the exercise of options issued in the January 2003 exchange that had not vested as a result of elections to defer vesting made by the holders.

     Had compensation expense for the Company’s option plans been determined using the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders:
As reported	$(48,776)	$(17,013)	$(109,007)	$(40,460)
Add: Stock-based compensation expense included in reported net loss	2,533	1,097	4,755	8,511
Deduct: Total stock-based compensation expense determined under the fair value method	(2,539)	(1,364)	(4,975)	(9,267)

Pro forma net loss attributable to common Stockholders	$(48,782)	$(17,280)	$(109,227)	$(41,216)

Basic and diluted net loss per share:
As reported	$(0.72)	$(0.25)	$(1.61)	$(0.60)
Pro forma	(0.72)	(0.26)	(1.61)	(0.61)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of zero, expected volatility range of 50% to 79%, risk free interest rates of 2.6% to 6.9% and weighted average expected option terms of one day to 7.5 years.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash operating and financing activities are as follows (in thousands):

	For the Six Months
	Ended June 30,
	2004	2003
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,413	$21,079

Cash paid for income taxes	$176	$107

Non-cash operating and financing activities:
Dividends accrued on redeemable and convertible preferred stock	$22,921	$46,385

Discount accretion on redeemable and convertible securities	$252	$845

Stock option exercise proceeds and withholding taxes remitted through withholding of shares received upon exercise	$—	$2,359

Repayment of stock subscription notes receivable through offset of deferred and other compensation	$37	$615

Stock options granted and exercised for consulting services	$—	$465

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

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

	As of June 30, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$177,862	$11,696	$—	$189,558
Receivable from wholly owned subsidiaries	891,601	—	(891,601)	—
Intangible assets, net	56,600	832,463	—	889,063
Investment in and advances to wholly owned subsidiaries	47,513	—	(47,513)	—
Property, equipment and other assets, net	66,604	109,837	—	176,441

Total assets	$1,240,180	$953,996	$(939,114)	$1,255,062

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$97,438	$7,752	$—	$105,190
Deferred income taxes	183,395	—	—	183,395
Senior secured notes, senior subordinated notes and bank financing, net of current portion	978,746	—	—	978,746
Notes payable to Parent Company	—	891,601	(891,601)	—
Mandatorily redeemable preferred stock	440,004	—	—	440,004
Other long-term liabilities	27,567	7,130	—	34,697

Total liabilities	1,727,150	906,483	(891,601)	1,742,032
Mandatorily redeemable and convertible preferred stock	707,240	—	—	707,240
Commitments and contingencies
Stockholders’ deficit	(1,194,210)	47,513	(47,513)	(1,194,210)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,240,180	$953,996	$(939,114)	$1,255,062

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2004
	(in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net revenues	$42,965	$26,912	$—	$69,877

EXPENSES:
Programming and broadcast operations	3,267	10,375	—	13,642
Program rights amortization	10,843	—	—	10,843
Selling, general and administrative	18,006	15,316	—	33,322
Stock-based compensation	2,533	—	—	2,533
Other operating expenses	467	1,101	—	1,568
Depreciation and amortization	3,379	8,058	—	11,437

Total operating expenses	38,495	34,850	—	73,345
Gain on sale or disposal of broadcast and other assets, net	1,001	5,066	—	6,067

Operating income (loss)	5,471	(2,872)	—	2,599

OTHER INCOME (EXPENSE):
Interest expense	(22,994)	(71)	—	(23,065)
Dividends on mandatorily redeemable preferred stock	(14,888)	—	—	(14,888)
Other income (expense), net	1,082	(1)	—	1,081
Gain on extinguishment of debt	7	—	—	7
Equity in losses of consolidated subsidiaries	(2,944)	—	2,944	—

Loss before income taxes	(34,266)	(2,944)	2,944	(34,266)
Income tax provision	(2,886)	—	—	(2,886)

Net loss	(37,152)	(2,944)	2,944	(37,152)
Dividends and accretion on redeemable and convertible preferred stock	(11,624)	—	—	(11,624)

Net loss attributable to common stockholders	$(48,776)	$(2,944)	$2,944	$(48,776)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30, 2004
	(in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net revenues	$87,487	$53,684	$—	$141,171

EXPENSES:
Programming and broadcast operations	6,835	20,626	—	27,461
Program rights amortization	26,533	—	—	26,533
Selling, general and administrative	33,120	30,416	—	63,536
Stock-based compensation	4,755	—	—	4,755
Other operating expenses	597	2,202	—	2,799
Depreciation and amortization	6,606	15,091	—	21,697

Total operating expenses	78,446	68,335	—	146,781
Gain on sale or disposal of broadcast and other assets, net	881	5,077	—	5,958

Operating income (loss)	9,922	(9,574)	—	348

OTHER INCOME (EXPENSE):
Interest expense	(45,524)	(106)	—	(45,630)
Dividends on mandatorily redeemable preferred stock	(29,265)	—	—	(29,265)
Other income, net	3,315	—	—	3,315
Loss on extinguishment of debt	(6,286)	—	—	(6,286)
Equity in losses of consolidated subsidiaries	(9,681)	—	9,681	—

Loss before income taxes	(77,519)	(9,680)	9,681	(77,518)
Income tax provision	(8,315)	(1)	—	(8,316)

Net loss	(85,834)	(9,681)	9,681	(85,834)
Dividends and accretion on redeemable and convertible preferred stock	(23,173)	—	—	(23,173)

Net loss attributable to common stockholders	$(109,007)	$(9,681)	$9,681	$(109,007)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2004
	(in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$(22,850)	$5,596	$—	$(17,254)

Cash flows used in investing activities:
Decrease in short term investments	5,957	—	—	5,957
Deposits for programming letters of credit	(856)	—	—	(856)
Purchases of property and equipment	(2,511)	(5,554)	—	(8,065)
Proceeds from sale of broadcast assets	9,988	—	—	9,988
Proceeds from sale of broadcast towers and property and equipment	8	—	—	8
Other	—	(44)	—	(44)

Net cash provided by (used in) investing activities	12,586	(5,598)	—	6,988

Cash flows from financing activities:
Borrowings of long-term debt	365,000	—	—	365,000
Repayments of long-term debt	(335,657)	—	—	(335,657)
Payments of loan origination costs	(11,432)	—	—	(11,432)
Proceeds from exercise of common stock options, net	3	—	—	3
Proceeds from stock subscription notes receivable	73	—	—	73

Net cash provided by financing activities	17,987	—	—	17,987

Increase (decrease) in cash and cash equivalents	7,723	(2)	—	7,721
Cash and cash equivalents, beginning of period	97,090	33	—	97,123

Cash and cash equivalents, end of period	$104,813	$31	$—	$104,844

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

	As of December 31, 2003
	(in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$184,612	$9,764	$—	$194,376
Receivable from wholly owned subsidiaries	892,601	—	(892,601)	—
Intangible assets, net	61,486	832,468	—	893,954
Investment in and advances to wholly owned subsidiaries	58,045	—	(58,045)	—
Property, equipment and other assets, net	71,404	123,943	—	195,347

Total assets	$1,268,148	$966,175	$(950,646)	$1,283,677

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$119,572	$7,672	$—	$127,244
Deferred income taxes	175,281	—	—	175,281
Senior subordinated notes and bank financing, net of current portion	925,547	—	—	925,547
Notes payable to Parent Company	—	892,601	(892,601)	—
Mandatorily redeemable preferred stock	410,739	—	—	410,739
Other long-term liabilities	42,787	7,857	—	50,644

Total liabilities	1,673,926	908,130	(892,601)	1,689,455
Mandatorily redeemable and convertible preferred stock	684,067	—	—	684,067
Commitments and contingencies Stockholders’ deficit	(1,089,845)	58,045	(58,045)	(1,089,845)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,268,148	$966,175	$(950,646)	$1,283,677

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net revenues	$40,605	$25,255	$—	$65,860

EXPENSES:
Programming and broadcast operations	3,702	9,370	—	13,072
Program rights amortization	11,475	—	—	11,475
Selling, general and administrative	11,628	15,158	—	26,786
Stock-based compensation	1,097	—	—	1,097
Other operating expenses	32	1,101	—	1,133
Depreciation and amortization	(189)	7,529	—	7,340

Total operating expenses	27,745	33,158	—	60,903
Gain on sale or disposal of broadcast and other assets, net	4,265	24,142	—	28,407

Operating income	17,125	16,239	—	33,364

OTHER INCOME (EXPENSE):
Interest expense	(22,279)	(289)	—	(22,568)
Other income (expense), net	1,411	(1)	—	1,410
Equity in income of consolidated subsidiaries	15,949	—	(15,949)	—

Income before income taxes	12,206	15,949	(15,949)	12,206
Income tax provision	(5,251)	—	—	(5,251)

Net income	6,955	15,949	(15,949)	6,955
Dividends and accretion on redeemable and convertible preferred stock	(23,968)	—	—	(23,968)

Net (loss) income attributable to common stockholders	$(17,013)	$15,949	$(15,949)	$(17,013)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net revenues	$85,721	$50,741	$—	$136,462

EXPENSES:
Programming and broadcast operations	7,272	18,402	—	25,674
Program rights amortization	24,497	—	—	24,497
Selling, general and administrative	22,792	31,097	—	53,889
Stock-based compensation	8,511	—	—	8,511
Other operating expenses	964	2,315	—	3,279
Depreciation and amortization	5,519	16,391	—	21,910

Total operating expenses	69,555	68,205	—	137,760
Gain on sale or disposal of broadcast and other assets, net	7,750	47,171	—	54,921

Operating income	23,916	29,707	—	53,623

OTHER INCOME (EXPENSE):
Interest expense	(44,272)	(421)	—	(44,693)
Other income, net	3,063	80	—	3,143
Equity in income of consolidated subsidiaries	29,366	—	(29,366)	—

Income before income taxes	12,073	29,366	(29,366)	12,073
Income tax provision	(5,303)	—	—	(5,303)

Net income	6,770	29,366	(29,366)	6,770
Dividends and accretion on redeemable and convertible preferred stock	(47,230)	—	—	(47,230)

Net (loss) income attributable to common stockholders	$(40,460)	$29,366	$(29,366)	$(40,460)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash provided by operating activities	$8,753	$10,565	$—	$19,318

Cash flows from investing activities:
Decrease in short term investments.	17,073	—	—	17,073
Purchases of property and equipment	(682)	(10,492)	—	(11,174)
Proceeds from sales of broadcast properties	77,465	—	—	77,465
Proceeds from sale of property and equipment	206	—	—	206
Other	—	(75)	—	(75)

Net cash provided by (used in) investing activities	94,062	(10,567)	—	83,495

Cash flows from financing activities:
Borrowings of long-term debt	2,000	—	—	2,000
Repayments of long-term debt	(3,451)	—	—	(3,451)
Payments of loan origination costs	(689)	—	—	(689)
Proceeds from exercise of common stock options, net	129	—	—	129
Proceeds from stock subscription notes receivable	144	—	—	144
Payments of employee withholding taxes on exercise of common stock options	(2,335)	—	—	(2,335)

Net cash used in financing activities	(4,202)	—	—	(4,202)

Increase (decrease) in cash and cash equivalents	98,613	(2)	—	98,611
Cash and cash equivalents, beginning of period	25,730	35	—	25,765

Cash and cash equivalents, end of period	$124,343	$33	$—	$124,376

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements, or “TBAs”), which reach all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. We operate PAX TV, a network that provides programming and reaches approximately 96 million homes, or 89% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates. PAX TV’s entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air. The balance of PAX TV’s programming consists of long form paid programming (principally infomercials) and public interest programming. We have obtained audience ratings and share, market rank and television household data set forth in this report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.

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

     In September 1999, National Broadcasting Company, Inc. (“NBC”) invested $415 million in our company. We have also entered into a number of agreements with NBC. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into Joint Sales Agreements (“JSA”) with NBC with respect to most of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the six months ended June 30, 2004, we paid or accrued amounts due to NBC totaling approximately $11.0 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

     We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

•	NETWORK SPOT ADVERTISING. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network spot advertising is sold under advance, or “upfront,” commitments to purchase advertising time, which are obtained before the beginning of our PAX TV entertainment programming season. Network spot advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network spot advertising revenue represented approximately 22% of our revenue during the six months ended June 30, 2004.

•	NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV entertainment programming or public interest programming. Our network long form paid programming represented approximately 40% of our revenue during the six months ended June 30, 2004.

•	STATION ADVERTISING. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 38% of our revenue during the six months ended June 30, 2004 (including 22% of our revenue which was derived from local and national long form paid programming during the six months ended June 30, 2004).

     Beginning in January 2003, we modified our programming schedule by replacing entertainment programming during the hours of 1 p.m. to 5 p.m. and 11:30 p.m. to midnight, Monday through Friday, and 5 p.m. to 6 p.m. and 11 p.m. to midnight, Saturday and Sunday, with long form paid programming. Our revenues derived from long form paid programming represented 62% of our total revenues during the six month period ended June 30, 2004. We expect to continue to derive more than half of our revenues from long form paid programming for the foreseeable future.

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

Financial Performance:

•	Net revenues for the second quarter of 2004 increased 6% to $69.9 million from $65.9 million for the second quarter of 2003. Net revenues for the six months ended June 30, 2004 increased 3% to $141.2 million from $136.5 million for the six months ended June 30, 2003.

•	Operating income for the second quarter of 2004 was $2.6 million compared to operating income of $33.4 million in the second quarter of 2003. The results for the second quarter of 2004 include a gain on sale of television station assets of $6.1 million from the sale of our television station serving the Shreveport, Louisiana market. The results for the second quarter of 2003 include gains of approximately $28.6 million from the sales of television station assets during the quarter.

•	Operating income for the six months ended June 30, 2004 was $0.3 million compared to operating income of $53.6 million for the six months ended June 30, 2003. The results for the six months ended June 30, 2004 include a gain on sale of television station assets of $6.1 million from the sale of our television station serving the Shreveport, Louisiana market. The results for the six months ended June 30, 2003 include gains of approximately $55.3 million from the sales of television station assets during the period.

•	Net loss attributable to common stockholders for the second quarter of 2004 was $48.8 million compared to a net loss attributable to common stockholders of $17.0 million for the second quarter of 2003. The net loss attributable to common stockholders for the second quarter of 2004 includes a gain on sale of television station assets of $6.1 million from the sale of our television station serving the Shreveport, Louisiana market. The net loss attributable to common stockholders for the second quarter of 2003 includes gains of approximately $28.6 million from the sales of television station assets during the second quarter of 2003.

•	Net loss attributable to common stockholders for the six months ended June 30, 2004 was $109.0 million compared to a net loss attributable to common stockholders of $40.5 million for the six months ended June 30, 2003. The net loss attributable to common stockholders for the six months ended June 30, 2004 includes a loss on extinguishment of debt amounting to $6.3 million resulting from the refinancing of our senior credit facility in January 2004 and a gain on sale of television station assets of $6.1 million from the sale of our television station serving the Shreveport, Louisiana market. The net loss attributable to common stockholders for the six months ended June 30, 2003 includes gains of approximately $55.3 million from the sales of television station assets during the six months ended June 30, 2003.

•	Cash flows used in operating activities were $17.3 million for the six months ended June 30, 2004 compared to cash flows provided by operating activities of $19.3 million for the six months ended June 30, 2003.

Balance Sheet:

     Our cash, cash equivalents and short-term investments increased $1.8 million during the six months ended June 30, 2004 to $111.8 million. Our total debt, which primarily comprises three series of notes, increased $53.2 million during the first six months of 2004 to $978.8 million as of June 30, 2004. The increase in total debt for the six months ended June 30, 2004 resulted primarily from the refinancing of our senior credit facility through the issuance in January 2004 of senior secured floating rate notes due 2010 and from the accretion on our 12 1/4% senior subordinated discount notes. Two series of the notes require us to make periodic cash interest payments on a current basis. The third series of notes accretes until July 2006, at which time we will be obligated to begin making cash interest payments on a current basis. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with an aggregate redemption value of $1.1 billion as of June 30, 2004. All series of preferred stock accrue dividends but do not require current cash dividend payments. None of these instruments matures or requires mandatory principal repayments until the fourth quarter of 2006.

     During 2003, we issued letters of credit to support our obligation to pay for certain original programming. We continue to issue letters of credit for this purpose in 2004. The settlement of such letters of credit generally occurs during the first quarter of the year. As a result of this strategy, our programming payments may be higher in the first quarter of the year compared to the other three quarters of the year.

Sources of Cash:

     Our principal sources of cash in the first six months of 2004 were revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising, and the sale of a television station in May 2004 which generated approximately $10.0 million in cash proceeds. We expect our principal sources of cash in the remaining two quarters of 2004 to consist of revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising.

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

Factors Expected to Affect our Performance for the Remainder of 2004:

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

Outlook for the Remainder of 2004:

     In order for us to improve ratings and revenues, we need to market and air programming that attracts additional viewers, increase our CPMs through delivery of more attractive viewing demographics or realize increases in long form paid programming rates. As long form programming is not currently in a high growth cycle, we expect that our revenues in this segment for 2004 will show modest improvements when compared to 2003. As a result of the restructuring we commenced in the fourth quarter of 2002, we believe that our ability to further reduce costs is limited. In fact, we have experienced increases in operating expenses during the first half of 2004 resulting from increased accounting and legal expenses, increased utility costs to broadcast our digital television signal and other contractual increases in operating expenses and expect to continue to experience these increases during the second half of 2004. During 2004, we also do not anticipate that we will have the benefit of a reduction in expenses related to certain beneficial legal settlements, similar to those that we received during the year ended December 31, 2003.

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net revenues (net of agency commissions)	$69,877	$65,860	$141,171	$136,462

Expenses:
Programming and broadcast operations	13,642	13,072	27,461	25,674
Program rights amortization	10,843	11,475	26,533	24,497
Selling, general and administrative	33,322	26,786	63,536	53,889
Time brokerage and affiliation fees	1,101	1,101	2,202	2,202
Stock-based compensation	2,533	1,097	4,755	8,511
Adjustment of programming to net realizable value	—	—	—	1,066
Restructuring charges	—	32	—	11
Reserve for state taxes	467	—	597	—
Depreciation and amortization	11,437	7,340	21,697	21,910

Total operating expenses	73,345	60,903	146,781	137,760
Gain on sale or disposal of broadcast and other assets	6,067	28,407	5,958	54,921

Operating income	$2,599	$33,364	$348	$53,623

Other Data:
Program rights payments and deposits	$11,775	$7,288	$44,897	$20,475
Payments for cable distribution rights	—	—	—	1,500
Capital expenditures	2,972	5,820	8,065	11,174
Cash flows provided by (used in) operating activities	11,893	11,519	(17,254)	19,318
Cash flows provided by investing activities	12,135	50,192	6,988	83,495
Cash flows provided by (used in) financing activities	28	(2,623)	17,987	(4,202)

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     Net revenues increased 6% to $69.9 million for the three months ended June 30, 2004 from $65.9 million for the three months ended June 30, 2003. This increase is primarily attributable to increased revenues from long form paid programming.

     Programming and broadcast operations expenses were $13.6 million during the three months ended June 30, 2004, compared with $13.1 million for the comparable period in the prior year. This increase was primarily due to higher tower rent and utilities costs in connection with our digital television buildout, music license fees and personnel costs.

     Program rights amortization expense was $10.8 million during the three months ended June 30, 2004, compared with $11.5 million for the comparable period in the prior year. The decrease is attributable to lower amortization in 2004 primarily resulting from revisions in our anticipated future use of certain original programming.

     Selling, general and administrative expenses were $33.3 million during the three months ended June 30, 2004, compared with $26.8 million for the comparable period in the prior year. The increase was attributable to higher personnel costs, increased advertising spending and increased legal fees, primarily due to litigation with our former insurance carrier over World Trade Center property and business interruption insurance coverage matters. In addition, during the second quarter of 2003, we reduced our bad debt reserve by approximately $1.5 million as a result of our shift in 2003 to more prepaid long form advertising.

     Stock–based compensation expense increased to $2.5 million from $1.1 million primarily due to the accelerated vesting of restricted stock granted to employees who separated from employment with us.

     Depreciation and amortization expense was $11.4 million during the three months ended June 30, 2004, compared with $7.3 million for the comparable period in the prior year. This increase is primarily due to lower amortization expense in the second quarter of 2003 resulting from our determination, in the second quarter of 2003, that we had over-amortized certain cable and satellite distribution rights which resulted in the recording of a $4 million reduction of our amortization expense for these assets. In 1998, we began entering into distribution agreements for periods generally up to ten years in markets where we do not own a television station. Certain of these distribution agreements also provided us with some level of promotional advertising to be provided at the discretion of the cable operator, primarily during the first few years to support the launch of the PAX TV network. We had been amortizing these assets on an accelerated basis, which gave effect to the advertising component included in these agreements. The remaining unamortized cost, which was being amortized over seven years, commenced to be amortized over the remaining contractual life of the agreements, which is generally ten years.

     In May 2004, we completed the sale of our television station KPXJ, serving the Shreveport, Louisiana market, for approximately $10.0 million resulting in a pre-tax gain of approximately $6.1 million. In May 2003, we completed the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for approximately $20 million resulting in a pre-tax gain of approximately $12.3 million. In April, 2003, we completed the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market, for $10.0 million resulting in a pre-tax gain of approximately $3.1 million. In April 2003, we completed the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million resulting in a pre-tax gain of approximately $9.9 million. These gains have been included in the determination of our income from continuing operations in accordance with the provisions of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

     Interest expense for the three months ended June 30, 2004 increased to $23.1 million from $22.6 million in the same period in 2003. The increase is primarily due to higher accretion on our 12 1/4% senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock resulted from the classification of our 14 1/4% Junior Exchangeable Preferred Stock as a liability in accordance with SFAS 150. Interest income for the three months ended June 30, 2004 was $0.7 million compared to $0.8 million in the same period in 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     Net revenues increased 3% to $141.2 million for the six months ended June 30, 2004 from $136.5 million for the six months ended June 30, 2003. This increase is primarily attributable to increased revenues from long form paid programming.

     Programming and broadcast operations expenses were $27.5 million during the six months ended June 30, 2004, compared with $25.7 million for the comparable period in the prior year. This increase was primarily due to higher tower rent and utilities costs in connection with our digital television buildout, music license fees and personnel costs.

     Program rights amortization expense was $26.5 million during the six months ended June 30, 2004, compared with $24.5 million for the comparable period in the prior year. The increase was primarily due to an incremental increase in programming amortization expense of $2.7 million in the first quarter of 2004 related to our decision to shorten the expected useful life of our original program Just Cause.

     Selling, general and administrative expenses were $63.5 million during the six months ended June 30, 2004, compared with $53.9 million for the comparable period in the prior year. The increase was attributable to higher personnel costs, increased advertising spending and increased legal fees, primarily due to litigation with our former insurance carrier over World Trade Center property and business interruption insurance coverage matters. In addition, during the first quarter of 2003, we received approximately $2.2 million from NBC to settle a pending dispute regarding digital television signal interference at our television station WPXM, serving the Miami-Fort Lauderdale, Florida market. This settlement was recorded as a reduction of our selling, general and administrative expenses. Further, in the second quarter of 2003, we reduced our bad debt reserve by approximately $1.5 million as result of our shift in 2003 to more prepaid long form advertising.

     During the six months ended June 30, 2003, we recognized an adjustment of programming to net realizable value of $1.1 million resulting from our decision to no longer air an original game show production.

     Depreciation and amortization expense was $21.7 million during the six months ended June 30, 2004, compared with $21.9 million for the comparable period in the prior year. This decrease is primarily due to lower amortization expense in 2004 resulting from an impairment charge recorded in the third quarter of 2003 in connection with an investment in a television station for which we have a purchase option and resulting from our determination, in the second quarter of 2003, that we had over-amortized certain cable and satellite distribution rights. In 1998, we began entering into distribution agreements for periods generally up to ten years in markets where we do not own a television station. Certain of these distribution agreements also provided us with some level of promotional advertising to be provided at the discretion of the cable operator, primarily during the first few years to support the launch of the PAX TV network. We had been amortizing these assets on an accelerated basis, which gave effect to the advertising component included in these agreements. The remaining unamortized cost, which was being amortized over seven years, commenced to be amortized over the remaining contractual life of the agreements, which is generally ten years.

     In May 2004, we completed the sale of our television station KPXJ, serving the Shreveport, Louisiana market, for approximately $10.0 million resulting in a pre-tax gain of approximately $6.1 million. In May 2003, we completed the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for $20.0 million resulting in a pre-tax gain of approximately $12.3 million. In April, 2003, we completed the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market, for $10.0 million resulting in a pre-tax gain of approximately $3.1 million. In February 2003, we completed the sale of our television station KPXF, serving the Fresno, California market, for $35 million resulting in a gain of approximately $26.6 million. In April 2003, we completed the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million resulting in a pre-tax gain of approximately $9.9 million. These gains have been included in the determination of our income from continuing operations in accordance with the provisions of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

     In October 2003, we granted 3,598,750 options under the Plan to purchase one share of our Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock that are subject to restrictions on transfer and a risk of forfeiture. The shares of restricted stock issued upon the exercise of the options included 2,278,000 shares which will vest in their entirety at the end of a five year period. Of the remaining shares of restricted stock, 1,000,750 will vest ratably over a three year period and 320,000 will vest ratably over a five year period. The option grants resulted in non-cash stock-based compensation expense of approximately $18.2 million, which will be recognized on a straight-line basis over the vesting period. For the three and six months ended June 30, 2004, we recognized approximately $2.4 million and $3.8 million, respectively, in stock-based compensation expense in connection with these grants.

     In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer new options under the Plan to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. The terms of the new options provided for a one business day exercise period. All holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under our stock option plans and 1.8 million additional non-qualified options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan’s provisions, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $0.5 million and $7.4 million related to vested shares was recognized in the three and six months ended June 30, 2003, respectively, $1.2 million of the remaining compensation expense was recognized in the remainder of 2003 and $0.1 million was recognized in the first quarter of 2004. The stock-based compensation expense was recognized on a straight-line basis over the one year vesting schedule of the modified award. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options was recognized on a straight-line basis over the one year vesting schedule of the modified awards ($0.6 million and $1.1 million was recognized in the three and six months ended June 30, 2003, respectively, $1.2 million was recognized in the remainder of 2003, and $0.2 million was recognized in the first quarter of 2004). As of June 30, 2004, there were 193,750 shares of restricted stock issued upon the exercise of options issued in the January 2003 exchange that had not vested as a result of elections to defer vesting made by the holders.

     Interest expense for the six months ended June 30, 2004 increased to $45.6 million from $44.7 million in the same period in 2003. The increase is primarily due to higher accretion on our 12 1/4% senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock resulted from the classification of our 14 1/4% Junior Exchangeable Preferred Stock as a liability in accordance with SFAS 150. Interest income for the six months ended June 30, 2004 was $1.5 million compared to $1.7 million in the same period in 2003.

RESTRUCTURING

     During the fourth quarter of 2002, we adopted a plan to consolidate certain of our operations, reduce personnel and modify our programming schedule in order to significantly reduce our cash operating expenditures. In connection with this plan, we recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and the consolidation of certain operations. Through June 30, 2004, we have paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. We have accounted for these costs pursuant to SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which we early adopted in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” which was nullified under SFAS No. 146. As such, we will recognize additional restructuring costs as they are incurred.

INCOME TAXES

     We have recorded a provision for income taxes based on our estimated annual effective income tax rate. For the three and six months ended June 30, 2004 and 2003, we have recorded a valuation allowance for our deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as we believe it is more likely than not that we will be unable to utilize our remaining net deferred tax assets.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a ''30-day letter’’ proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the ''30-day letter’’ offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $17.1 million as of June 30, 2004 should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand and our net working capital. As of June 30, 2004, we had $111.8 million in cash, cash equivalents and short-term investments and we had working capital of approximately $84.4 million. We believe that cash on hand as well as cash provided by future operations and net working capital will provide the liquidity necessary to meet our obligations and financial commitments through at least the next twelve months. If our financial results were not as anticipated, we may be required to seek to sell assets or raise funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

     Cash (used in) provided by operating activities was approximately ($17.3) million and $19.3 million for the six months ended June 30, 2004 and 2003, respectively. These amounts reflect cash generated or used in connection with the operation of PAX TV, including program rights payments and deposits and interest payments on our debt.

     Cash provided by investing activities was approximately $7.0 million and $83.5 million for the six months ended June 30, 2004 and 2003, respectively. These amounts include proceeds from the sale of broadcast assets, capital expenditures and short term investment transactions. In May 2004, we received $10.0 million in proceeds from the sale of our television station KPXJ, serving the Shreveport, Louisiana market. In 2003, we received $77.5 million in net proceeds from broadcast asset sales as follows: $35.0 million in proceeds from the sale of our television station KPXF, serving the Fresno, California market, which we completed in February 2003; $10.0 million aggregate proceeds from the sale of our television stations WMPX, serving the Portland, Maine market and WPXO, serving the St. Croix, U.S. Virgin Islands market, which we completed in April 2003; $20.0 million from the sale of our television station KAPX, serving the Albuquerque, New Mexico market, which we completed in May 2003; and $13.8 million from the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, which we completed in April 2003. We have an option to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $40.0 million, of which $4.0 million was paid for the option to purchase these stations. The owners of these stations also have the right to require us to purchase these stations at any time after January 1, 2005 through December 31, 2006. We are currently operating these stations under time brokerage agreements.

     Cash provided by (used in) financing activities was $18.0 million and ($4.2) million during the six months ended June 30, 2004 and 2003, respectively. These amounts include the proceeds from borrowings, net of principal repayments and the payment of loan origination costs resulting from the January 2004 refinancing described below.

     Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $8.1 million and $11.2 million for the six months ended June 30, 2004 and 2003, respectively. The FCC mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC, which have been granted with limited exceptions. Despite the current uncertainty that exists in the broadcast industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC’s timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently own or operate 46 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received construction permits from the FCC and will be completing the buildout of four additional stations during the remainder of 2004, and we are awaiting construction permits from the FCC with respect to ten of our television stations. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $10 million over the next two years to complete the conversion. We expect to fund these expenditures from cash on hand.

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

     The terms of the indentures governing our senior secured notes and senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for refinancing indebtedness. The certificates of designation of two of our outstanding series of preferred stock contain similar covenants.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a “30-day letter” proposing to disallow all of our gain deferral. We have filed a protest to this determination with the IRS appeals division, but cannot predict the outcome at this time, and may not prevail. In addition, the “30-day letter” offered us an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we have had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $17.1 million as of June 30, 2004 should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate that we would be liable for only a nominal amount of interest.

     As of June 30, 2004, our obligations for programming rights and program rights commitments (including commitments of $7.0 million committed to subsequent to June 30, 2004) require collective payments of approximately $52.0 million as follows (in thousands):

	Obligation for	Program Rights
	Program Rights	Commitments	Total
2004 (July—December)	$8,995	$12,349	$21,344
2005	7,035	21,989	29,024
2006	866	780	1,646

	$16,896	$35,118	$52,014

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

     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of June 30, 2004, amounts due or committed to CBS totaled approximately $36.1 million. The transaction resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

     We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of June 30, 2004, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $18.7 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

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

     Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of June 30, 2004, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):

	Obligations	Amounts Due from
	to CBS	Crown Media	Net Amount
2004 (July-December)	$8,445	$(7,900)	$545
2005	18,513	(10,439)	8,074
2006	9,190	(1,710)	7,480

	36,148	(20,049)	16,099
Amount representing interest	—	1,395	1,395

	$36,148	$(18,654)	$17,494

     As of June 30, 2004, our obligations for cable distribution rights require collective payments by us of approximately $2.7 million in 2004 and $0.2 million in 2005.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS AND UNCERTAINTIES

     This Report contains forward-looking statements that reflect our current views with respect to future events. All statements in this Report other than those that are statements of historical facts are generally forward-looking statements. These statements are based on our current assumptions and analysis, which we believe to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from our expectations. All forward-looking statements in this Report are made only as of the date of this Report, and we do not undertake any obligation to update these forward-looking statements, even though circumstances may change in the future. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition include those set forth under “Forward-Looking Statements and Associated Risks and Uncertainties” in our Fiscal 2003 Form 10-K, along with the following updates to our Fiscal 2003 Form 10-K disclosures.

We could be adversely affected by actions of the FCC, the Congress and the courts that could alter broadcast television ownership rules in a way that would materially affect our present operations or future business alternatives.

     On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties have asked the FCC to reconsider portions of its decision and other parties sought judicial review. On September 3, 2003, the U.S. Court of Appeals for the Third Circuit issued an order staying the effectiveness of the new media ownership rules pending its review of the FCC’s action. On June 24, 2004, the Third Circuit remanded the proceeding to the FCC with instructions to the FCC to better justify or modify its approach to setting numerical limits. The stay remains in place pending review by the Third Circuit of the FCC’s actions on remand. Further, legislation regarding indecent broadcasts (the Broadcast Indecency Enforcement Act of 2004) has been passed by the House of Representatives and the Senate. The Senate bill included the suspension of the effectiveness of the FCC’s newly adopted ownership rule changes. Concurrently with the passage of the Broadcast Indecency Enforcement Act of 2004, the Senate passed the Children’s Protection from Violent Programming Act, which requires studies by the FCC and the possible implementation of rules governing the presentation of violent programming during periods when children are likely to be watching television.

     Among other things, the FCC’s new rules would have increased the percentage of the nation’s television households that may be served by television broadcast stations in which the same person or entity has an attributable interest from 35% to 45% of national television households. The Consolidated Appropriations Act of 2004, which became law on January 23, 2004, directed the FCC to increase this percentage to 39% of national television households and allows an entity that acquires licensees serving in excess of 39% two years to come into compliance with the new cap. The enactment of the 39% cap mooted the FCC’s proposed 45% cap. The Third Circuit has now ruled that the Consolidated Appropriations Act of 2004 mooted any challenges to the UHF discount explained below. This act also provides that the FCC shall conduct a quadrennial, rather than biennial, review of its ownership rules. The new rules also relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, these new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations, or newspapers.

     In assessing compliance with the national ownership caps, the FCC counts each UHF station as serving only half of the television households in its market. This “UHF Discount” is intended to take into account that UHF stations historically have provided less effective coverage of their markets than VHF stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet the recently enacted 39% cap. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF Discount will “sunset”, or expire, for the top four broadcast networks (ABC, NBC, CBS and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future review (as noted above, the FCC is required to conduct such reviews on a quadrennial basis under the Consolidated Appropriations Act of 2004) whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations. The Third Circuit stated that, barring legislative action, the FCC may decide the scope of its authority to modify or eliminate the UHF Discount outside of the Consolidated Appropriations Act of 2004 limitation.

     Since the FCC’s adoption of the new rules, in addition to the legislation enacting the 39% cap, separate legislation has been introduced in Congress to prohibit the application of the UHF Discount to UHF stations sold after June 2, 2003, to sunset the UHF Discount in 2008 for all UHF stations, to prohibit the cross ownership of newspapers and television stations in the same market and to nullify in their entirety the rule changes adopted by the FCC. Further, several parties have filed petitions urging the FCC to eliminate the UHF Discount altogether. On February 19, 2004, the FCC announced that it is seeking public comment regarding the effect of the Consolidated Appropriations Act of 2004 on the FCC’s authority to modify or eliminate the UHF Discount. The opinion of the Third Circuit described above should moot this proceeding. We cannot predict whether any pending legislation ultimately will be adopted or whether any petitions for reconsideration or further judicial review of the FCC’s decision of June 2, 2003 will result in significant changes to the ownership rules. A further rollback of the nationwide television ownership cap, the prohibition of newspaper and television cross ownership by Congress, any further limitation on the ability of a party to own two television stations without regard to signal contour overlap if each station is located in a separate designated market area, or action by the FCC or Congress affecting the availability of the UHF Discount, may adversely affect the opportunities we might have for sale of our television broadcast stations to those television group owners and major television broadcast networks that otherwise would be the most likely purchasers.

     Also, in its June 2, 2003 decision, the FCC stated that it intends in the future to begin a rule making proceeding to consider whether to treat a television licensee’s joint sales agreement to sell the advertising time of another television station in the same market as the equivalent of ownership of that station for purposes of the FCC’s local television ownership rules. A joint sales agreement, or “JSA,” is an arrangement by which a brokering station provides advertising sales services, but not programming, for another station in the market. We have entered into JSAs for 45 of our television stations, 41 of which are with NBC owned or affiliated stations in our markets. The FCC may adopt rules affecting these arrangements that could adversely affect our current operations under existing JSAs. If a rule adopted by the FCC effectively precludes the continuation of our current arrangements, it may be necessary for us to renegotiate aspects of our current relationships. Also, if a new FCC rule were to require that we terminate a JSA in a particular market, we may incur significant costs to transfer the JSA to another broker or to resume operation of the station without the sales and other services of a JSA broker. We cannot predict what rules the FCC will adopt or what effect any new rules are likely to have upon our operations and our present relationship with NBC and NBC’s affiliates.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2004 our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

     In addition, we reviewed our internal control over financial reporting and there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting of Stockholders on May 21, 2004, the stockholders elected three Class I directors and ratified the appointment of Ernst & Young LLP as the Company’s independent registered accountants for 2004. The number of votes cast for, cast against and withheld with respect to each of the matters voted upon at the meeting are set forth below.

     Election of Class I Directors for a term of three years:

Director	For	Withheld
Lowell W. Paxson	141,281,483	3,360,133
Henry J. Brandon	143,092,860	1,548,756
Elizabeth J. Hudson	143,443,205	1,198,411

     The terms of the Company’s Class II directors (Bruce L. Burnham, James L. Greenwald, and John E. Oxendine) expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2005. The Company’s Class III directors, all of whom were employees of NBC, resigned during November and December 2001, and the Company currently has no Class III directors. The terms of any Class III directors who may be appointed by the Board of Directors will expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2006.

	For	Against	Abstentions
Ratification of Appointment of Independent Accountants	144,115,343	267,576	258,697

     There were no broker non-votes with respect to matters submitted for a vote at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) List of Exhibits:

Exhibit
Number	Description of Exhibits
3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 13-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Certificate of Designation of the Company’s 8% Series B Convertible Exchangeable Preferred Stock (3)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (7)

3.2	Bylaws of the Company (4)

4.6	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10-3/4% Senior Subordinated Notes due 2008 (5)

4.8	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12-1/4% Senior Subordinated Discount Notes due 2009 (6)

4.9	Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s Senior Secured Floating Rate Notes due 2010 (8)

10.231	Amended and Restated Employment Agreement, by and between the Company and Richard Garcia, effective as of January 1, 2004

31.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as

Exhibit
Number	Description of Exhibits
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Form 8-K, dated September 15, 1999, and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(8)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2003, and incorporated herein by reference.

(b)	Reports on Form 8-K.

The Company submitted to the Securities and Exchange Commission a Current Report on Form 8-K, dated April 1, 2004 and furnished on April 2, 2004, reporting corrections of certain items in the Company’s 2002 financial results contained in the Company’s press release of March 30, 2004 announcing its fourth quarter and full year 2003 financial results. This Form 8-K was furnished pursuant to Item 12, “Results of Operations and Financial Condition,” of Form 8-K and not filed.

The Company submitted to the Securities and Exchange Commission a Current Report on Form 8-K, dated April 6, 2004 and furnished on April 7, 2004, disclosing that the Company has appointed Richard Garcia as Chief Financial Officer. This Form 8-K was furnished pursuant to Item 9, “Regulation FD Disclosure,” of Form 8-K and not filed.

The Company submitted to the Securities and Exchange Commission a Current Report on Form 8-K, dated May 5, 2004, disclosing the Company’s financial results for the first quarter ended March 31, 2004. This Form 8-K was furnished pursuant to Item 12, “Results of Operations and Financial Condition,” of Form 8-K and not filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXSON COMMUNICATIONS CORPORATION

Date: August 9, 2004	By:	/s/ Richard Garcia

Richard Garcia
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)