Form 10-Q
period 2004-09-30
PAXSON COMMUNICATIONS CORP
filed 2004-11-09
CIK 923877

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________________________ TO _____________________________

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2004:

Class of Stock	Number of Shares
Common stock-Class A, $0.001 par value per share	63,729,438
Common stock-Class B, $0.001 par value per share	8,311,639

Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

PAXSON COMMUNICATIONS CORPORATION

Part I — Financial Information

Item 1. Financial Statements
PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,933	$97,123
Short-term investments	5,963	12,948
Accounts receivable, net of allowance for doubtful accounts of $873 and $1,090, respectively	23,810	24,357
Program rights	29,081	41,659
Amounts due from Crown Media	12,806	13,883
Deposits for programming letters of credit	10,971	—
Prepaid expenses and other current assets	3,394	4,406

Total current assets	169,958	194,376
Property and equipment, net	110,756	120,841
Intangible assets:
FCC licenses	843,196	843,140
Other intangible assets, net	42,939	50,814
Program rights, net of current portion	30,091	28,640
Amounts due from Crown Media, net of current portion	2,336	11,540
Investments in broadcast properties	2,220	2,736
Assets held for sale	2,218	7,301
Other assets, net	23,087	24,289

Total assets	$1,226,801	$1,283,677

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$39,227	$39,303
Accrued interest	9,773	14,875
Current portion of obligations for program rights	12,053	35,382
Current portion of obligations to CBS	18,936	19,556
Current portion of obligations for cable distribution rights	2,899	2,494
Deferred revenue	13,305	15,573
Current portion of bank financing	62	61

Total current liabilities	96,255	127,244
Obligations for program rights, net of current portion	1,289	7,902
Obligations to CBS, net of current portion	12,538	27,704
Obligations for cable distribution rights, net of current portion	—	283
Deferred revenue, net of current portion	6,898	6,898
Deferred income taxes	186,572	175,281
Senior secured notes, senior subordinated notes and bank financing, net of current portion	991,331	925,547
Mandatorily redeemable preferred stock	455,405	410,739
Other long-term liabilities	7,123	7,857

Total liabilities	1,757,411	1,689,455

Mandatorily redeemable and convertible preferred stock	720,455	684,067
Commitments and contingencies
Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 63,729,438 and 63,131,125 shares issued and outstanding	64	63
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Common stock warrants and call option	66,663	66,663
Additional paid-in capital	541,039	540,377
Deferred stock option compensation	(12,009)	(17,167)
Accumulated deficit	(1,846,830)	(1,679,789)

Total stockholders’ deficit	(1,251,065)	(1,089,845)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,226,801	$1,283,677

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
NET REVENUES (net of agency commissions of $10,505, $10,833, $34,869 and $33,921, respectively)	$65,872	$64,195	$207,043	$200,657

EXPENSES:
Programming and broadcast operations (excluding stock-based compensation of $111, $281, $731 and $1,234, respectively)	11,111	13,158	38,572	38,832
Program rights amortization	12,190	11,359	38,723	35,856
Selling, general and administrative (excluding stock-based compensation of $1,128, $942, $5,263, and $8,500, respectively)	27,496	26,765	91,032	80,654
Time brokerage and affiliation fees	1,119	1,100	3,321	3,302
Stock-based compensation	1,239	1,223	5,994	9,734
Adjustment of programming to net realizable value	4,645	—	4,645	1,066
Restructuring (credits) charges	(5)	18	(5)	29
Reserve for state taxes	(41)	2,915	556	2,915
Depreciation and amortization	10,527	10,018	32,224	31,928

Total operating expenses	68,281	66,556	215,062	204,316
Gain (loss) on sale or disposal of broadcast and other assets, net	42	(243)	6,000	54,678

Operating (loss) income	(2,367)	(2,604)	(2,019)	51,019

OTHER INCOME (EXPENSE):
Interest expense	(23,699)	(24,454)	(69,329)	(69,147)
Dividends on mandatorily redeemable preferred stock	(15,401)	(13,420)	(44,666)	(13,420)
Interest income	646	900	2,120	2,573
Other income, net	1	49	1	312
Loss on extinguishment of debt	—	—	(6,286)	—
Insurance recoveries	—	—	1,100	—
Gain on modification of program rights obligations	370	525	1,111	1,732

Loss before income taxes	(40,450)	(39,004)	(117,968)	(26,931)
Income tax provision	(3,293)	(3,619)	(11,609)	(8,922)

Net loss	(43,743)	(42,623)	(129,577)	(35,853)
Dividends and accretion on redeemable and convertible preferred stock	(14,291)	(11,401)	(37,464)	(58,631)

Net loss attributable to common stockholders	$(58,034)	$(54,024)	$(167,041)	$(94,484)

Basic and diluted loss per common share	$(0.85)	$(0.80)	$(2.46)	$(1.40)

Weighted average shares outstanding	68,372,183	67,752,309	68,017,200	67,406,838

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2004 (Unaudited)
(in thousands)

			Common
			Stock		Deferred
			Warrants	Addi-	Stock		Total
	Common Stock		and Call	tional Paid-In	Option Compen-	Accumulated	Stock- holders’
	Class A	Class B	Option	Capital	sation	Deficit	Deficit
Balance, December 31, 2003	$63	$8	$66,663	$540,377	$(17,167)	$(1,679,789)	$(1,089,845)
Stock-based compensation	—	—	—	—	5,818	—	5,818
Deferred stock option compensation	—	—	—	660	(660)	—	—
Stock options exercised	1	—	—	2	—	—	3
Dividends on redeemable and convertible preferred stock	—	—	—	—	—	(36,011)	(36,011)
Accretion on redeemable and convertible preferred stock	—	—	—	—	—	(1,453)	(1,453)
Net loss	—	—	—	—	—	(129,577)	(129,577)

Balance, September 30, 2004	$64	$8	$66,663	$541,039	$(12,009)	$(1,846,830)	$(1,251,065)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(129,577)	$(35,853)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	32,224	31,928
Stock-based compensation	5,994	9,734
Loss on extinguishment of debt	6,286	—
Non-cash restructuring (credits) charges	(5)	29
Program rights amortization	38,723	35,856
Adjustment of programming to net realizable value	4,645	1,066
Payments for cable distribution rights	(111)	(2,813)
Program rights payments and deposits	(60,614)	(27,234)
Reduction of doubtful accounts	(23)	(425)
Deferred income tax provision	11,291	8,278
Gain on sale or disposal of broadcast and other assets, net	(6,000)	(54,678)
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	44,666	13,420
Accretion on senior subordinated discount notes	36,457	32,370
Gain on modification of program rights obligations	(1,111)	(1,732)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(478)	10,388
Decrease in amounts due from Crown Media	10,281	1,144
Decrease (increase) in prepaid expenses and other current assets	757	(1,109)
Decrease in other assets	4,626	1,631
Increase in accounts payable and accrued liabilities	(3,431)	(2,264)
Decrease in accrued interest	(5,102)	(4,438)
Decrease in obligations to CBS	(14,675)	(2,245)

Net cash (used in) provided by operating activities	(25,177)	13,053

Cash flows from investing activities:
Decrease in short-term investments	6,985	15,076
Deposits for programming letters of credit	(10,971)	—
Purchases of property and equipment	(12,279)	(16,374)
Proceeds from sale of broadcast assets	9,988	77,465
Proceeds from sale of property and equipment	14	317
Other	(57)	(100)

Net cash (used in) provided by investing activities	(6,320)	76,384

Cash flows from financing activities:
Borrowings of long-term debt	365,000	2,000
Repayments of long-term debt	(335,672)	(15,302)
Payments of loan origination costs	(11,432)	(1,692)
Payments of employee withholding taxes on exercise of common stock options	—	(2,335)
Proceeds from exercise of common stock options, net	3	86
Proceeds from stock subscription notes receivable	408	144

Net cash provided by (used in) financing activities	18,307	(17,099)

(Decrease) increase in cash and cash equivalents	(13,190)	72,338
Cash and cash equivalents, beginning of period	97,123	25,765

Cash and cash equivalents, end of period	$83,933	$98,103

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Paxson Communications Corporation (the “Company”), a Delaware corporation, was organized in 1993. The Company owns and operates television stations nationwide, and on August 31, 1998, launched PAX TV. PAX TV is the brand name for the programming that the Company broadcasts through its owned, operated and affiliated television stations, and through certain cable television system owners and satellite television providers. The financial information contained in the financial statements and notes thereto as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     During the third quarter of 2004, the Company recognized a charge of $4.6 million to reduce certain programming rights to their net realizable value. This charge resulted from a change in the estimated future advertising revenues expected to be generated by certain programming as a result of a change in expected usage of such programming.

     In the third quarter of 2004, the Company determined that it had not recorded certain taxes due in jurisdictions in which the Company has operations. The Company has estimated the amount of taxes due to be approximately $1.6 million, which resulted in corresponding increases in property and equipment and accrued liabilities. In addition, the Company recorded a $0.5 million depreciation charge related to the aforementioned increase in property and equipment.

     In 1998, the Company began entering into cable distribution agreements for periods generally up to ten years in markets where the Company does not own a television station. Certain of these cable distribution agreements also provided the Company with some level of promotional advertising to be run at the discretion of the cable operator, primarily during the first few years to support the launch of the Company’s PAX TV network on the cable systems. The Company had been amortizing these assets on an accelerated basis. In the second quarter of 2003, the Company determined that it had over-amortized certain of these assets and recorded a $4 million reduction to amortization expense. The remaining unamortized cost, which had been amortized over seven years, commenced to be amortized over the remaining contractual life of the agreements. In the third quarter of 2003, the Company determined that it had also been over amortizing certain satellite distribution agreements and certain other cable distribution agreements and recorded a $4.5 million reduction of its amortization expense. Additionally, in the third quarter of 2003, the Company recorded a reserve for state taxes in the amount of $2.9 million in connection with a tax liability related to certain states in which the Company has operations. Included in depreciation and amortization expense in the third quarter of 2003 is a $3.7 million impairment charge recorded in connection with a purchase option on a television station.

2. RESTRUCTURING

     During the fourth quarter of 2002, the Company adopted a plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company’s cash operating expenditures. In connection with this plan, the Company recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002, consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and consolidating certain operations. Through September 30, 2004, the Company has paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. The Company has accounted for these costs pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which the Company early adopted in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and other costs to Exit an Activity”, which has been nullified by SFAS No. 146. As such, the Company will recognize additional restructuring costs as they are incurred.

     The Company has substantially completed its Joint Sales Agreement (“JSA”) restructuring plan commenced in the fourth quarter of 2000, except for certain contractual lease obligations for closed locations, the majority of which expire in 2004.

     The following summarizes the activity in the Company’s restructuring reserves for the nine months ended September 30, 2004 and 2003, respectively (in thousands):

		Amounts Charged
	Balance	(Credited) to
	December 31,	Costs and	Cash	Balance
	2003	Expenses	Deductions	September 30, 2004
Corporate Restructuring
Accrued liabilities:
Lease and other costs	$51	$—	$(51)	$	—
Severance	5	(5)	—		—

	$56	$(5)	$(51)	$	—

JSA Restructuring
Accrued liabilities:
Lease costs	$89	$—	$(81)		$8

		Amounts Charged
	Balance	(Credited) to
	December 31,	Costs and	Cash	Balance
	2002	Expenses	Deductions	September 30, 2003
Corporate Restructuring
Accrued Liabilities:
Lease costs	$262	$96	$(286)	$72
Severance	732	(67)	(660)	5

	$994	$29	$(946)	$77

JSA Restructuring
Accrued liabilities:
Lease costs	$528	$—	$(401)	$127

3. ASSETS HELD FOR SALE

     The gain (loss) on sale of assets held for sale is included in the determination of the Company’s operating income (loss) from its continuing operations in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) since these assets do not constitute a component of the Company under SFAS 144. The Company generally maintains a geographic presence in the markets where assets have been sold by airing the PAX TV network through cable distribution agreements or the Company’s other owned or operated stations in the designated market areas.

Assets held for sale consist of the following as of the date indicated (in thousands):

	September 30,	December 31,
	2004	2003
Intangible assets, net	$—	$3,499
Property and equipment, net	2,218	3,802

	$2,218	$7,301

     In May 2004, the Company completed the sale of its television station KPXJ, serving the Shreveport, Louisiana market, for a cash purchase price of $10 million, resulting in a pre-tax gain of approximately $6.1 million.

     Included in assets held for sale are certain broadcast towers with a carrying value of $2.2 million and $2.7 million as of September 30, 2004 and December 31, 2003, respectively, for which the Company is in the process of transferring title and assigning the leases to the buyer.

     4. SENIOR SECURED NOTES, SENIOR SUBORDINATED NOTES AND BANK FINANCING

     Senior secured notes, senior subordinated notes and bank financing consists of the following as of (in thousands):

	September 30,	December 31,
	2004	2003
Senior Secured Floating Rate Notes due 2010, secured by all assets of the Company	$365,000	$—
Senior Credit Facility	—	335,625
10 3/4% Senior Subordinated Notes due 2008	200,000	200,000
12 1/4% Senior Subordinated Discount Notes due 2009	496,263	496,263
Other	458	505

	1,061,721	1,032,393
Less: discount on 12 1/4% Senior Subordinated Discount Notes due 2009	(70,328)	(106,785)
Less: current portion	(62)	(61)

	$991,331	$925,547

     On January 12, 2004, the Company completed a private offering of $365 million of senior secured floating rate notes (“Senior Secured Notes”). The Senior Secured Notes bear interest at the rate of LIBOR plus 2.75% per year and will mature on January 10, 2010. The Senior Secured Notes may be redeemed by the Company at any time at specified redemption prices and are secured by substantially all of the Company’s assets. In addition, a substantial portion of the Senior Secured Notes is unconditionally guaranteed, on a joint and several senior secured basis, by all of the Company’s subsidiaries. The indenture governing the Senior Secured Notes contains certain covenants which, among other things, restrict the incurrence of additional indebtedness, the payment of dividends, transactions with related parties, certain investments and transfers or sales of certain assets. The proceeds from the offering were used to repay in full the outstanding indebtedness under the Company’s Senior Credit Facility, pre-fund letters of credit supported by the revolving credit portion of the Company’s previously existing Senior Credit Facility and pay fees and expenses incurred in connection with the transaction. The refinancing resulted in a charge in the first quarter of 2004 in the amount of $6.3 million related to the debt issuance costs associated with the Senior Credit Facility.

     During the nine months ended September 30, 2004 and 2003, respectively, the Company issued letters of credit to support its obligation to pay for certain original programming. As of September 30, 2004, there was approximately $11.0 million of outstanding letters of credit all of which have been pre-funded by the Company and are reflected as “Deposits for programming letters of credit” in the accompanying consolidated balance sheets. As of September 30, 2003, there were $12.4 million of outstanding letters of credit supported by the revolving credit portion of the Company’s previously existing Senior Credit Facility. The settlement of such letters of credit generally occurs in the first quarter of the year.

5. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock, such as the Company’s 14 1/4% Junior Exchangeable Preferred Stock. SFAS No. 150 was effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption, the Company recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as interest expense beginning July 1, 2003, whereas these costs were recorded as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods is not permitted upon adoption of SFAS No. 150. The Company’s 9 3/4% Series A Convertible Preferred Stock and 16.2% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS No. 150 because of their equity conversion features.

     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock during the nine month period ended September 30, 2004 (in thousands):

		Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred
	9 3/4%	Stock 16.2%	Total
Mandatorily redeemable and convertible preferred stock:
Balance at December 31, 2003	$126,584	$557,483	$684,067
Accretion	377	—	377
Accrual of cumulative dividends	9,598	26,413	36,011

Balance at September 30, 2004	$136,559	$583,896	$720,455

Aggregate liquidation preference and accumulated dividends at September 30, 2004	$137,702	$583,896	$721,598
Shares authorized	17,500	41,500	59,000
Shares issued and outstanding	13,770	41,500	55,270
Accrued dividends	$—	$168,896	$168,896

Junior
Exchangeable
Preferred
Stock
14 1/4%
Mandatorily redeemable preferred stock:
Balance at December 31, 2003	$410,739
Accrual of cumulative dividends	44,666

Balance at September 30, 2004	$455,405

Aggregate liquidation preference at September 30, 2004	$455,405
Shares authorized	72,000
Shares issued and outstanding	43,230
Accrued dividends	$23,101

     On September 15, 1999, the Company entered into an investment agreement with the National Broadcasting Company, Inc. (“NBC”) under which wholly-owned subsidiaries of NBC purchased shares of the Company’s Series B preferred stock and warrants to purchase shares of the Company’s common stock for an aggregate purchase price of $415 million. At the same time, a wholly-owned subsidiary of NBC entered into an agreement with Lowell W. Paxson, our chairman and controlling stockholder, and entities controlled by Mr. Paxson, under which the NBC subsidiary was granted the right to purchase all, but not less than all, of the 8,311,639 shares of the Company’s Class B common stock beneficially owned by Mr. Paxson. The Company has also entered into a number of agreements with NBC. Under these agreements, NBC sells the Company’s network spot advertising and performs the Company’s network research and sales marketing functions. The Company has also entered into JSAs with NBC with respect to most of its stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by the Company’s stations. During the nine months ended September 30, 2004, the Company paid or accrued amounts due to NBC totaling approximately $16.2 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

     On November 13, 2003, NBC exercised its right to demand that the Company redeem, or arrange for a third party to acquire, all of the shares of the Company’s Series B preferred stock held by NBC, at a price equal to the aggregate liquidation preference thereof plus accrued and unpaid dividends, which as of September 30, 2004, totaled $583.9 million. The Company’s ability to effect any redemption is restricted by the terms of the Company’s outstanding debt and preferred stock. Further, the Company does not currently have sufficient funds to pay the redemption price for these securities and does not expect to be able to comply with NBC’s redemption demand. Should the Company fail to effect a redemption by November 13, 2004, NBC will be permitted to transfer, without restriction, any of the Company’s securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, its contractual rights with respect to the Company’s business, and its other rights under the related transaction agreements, to a third party selected by NBC in its discretion, which could have a material adverse effect upon the Company.

     On August 19, 2004, NBC filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking a declaratory ruling regarding the terms of its investment in the Company. NBC’s complaint seeks a declaration as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the Certificate of Designation of the Company’s Series B preferred stock.

     On September 15, 2004, the rate at which dividends accrue on the Company’s Series B preferred stock, all of which is held by NBC, was adjusted to a rate of 16.2% from 8% as required by the terms of the Certificate of Designation of the Company’s Series B preferred stock. In connection with the rate adjustment, the Company incurred fees of $1.1 million, which were charged to dividends and accretion on redeemable and convertible preferred stock in the accompanying consolidated statements of operations.

     On October 14, 2004, the Company filed its answer and a counterclaim to NBC’s complaint. The Company’s answer largely denies the allegations of the NBC complaint and its counterclaim seeks a declaratory ruling that the Company is not obligated to redeem, and will not be in default under the terms of the Investment Agreement under which NBC made its initial $415 million investment in the Company if the Company does not redeem, the Series B preferred stock on or before November 13, 2004. NBC delivered a notice of demand for redemption on November 13, 2003, and has since asserted that the Company is obligated to redeem, and will be in default if it does not redeem, NBC’s Series B preferred stock on or before November 13, 2004.

6. COMPREHENSIVE LOSS

     The Company utilized an interest rate swap to manage the impact of interest rate changes on the Company’s borrowings under its Senior Credit Facility which was refinanced in January 2004. The interest rate swap matured on October 15, 2003 and was not renewed. Under the interest rate swap, the Company agreed with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments was recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. The Company has accounted for the swap as a cash flow hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, with changes in the fair value included as a component of other comprehensive loss. At September 30, 2003, the fair value of the swap was a liability of approximately $0.9 million.

     Other comprehensive loss represents the unrealized gain on the Company’s interest rate swap accounted for as a cash flow hedge.

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(43,743)	$(42,623)	$(129,577)	$(35,853)
Other comprehensive income:
Unrealized gain on interest rate swap	—	855	—	2,214

Comprehensive loss	$(43,743)	$(41,768)	$(129,577)	$(33,639)

7. INCOME TAXES

     The Company has recorded a provision for income taxes based on its estimated annual effective income tax rate. For the three and nine months ended September 30, 2004 and 2003, the Company has recorded a valuation allowance for its deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets.

     The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined the Company’s 1997 tax return and has issued the Company a “30-day letter” proposing to disallow all of the Company’s gain deferral. The Company filed a protest to this determination with the IRS appeals division, but cannot predict the outcome at this time, and may not prevail. In addition, the “30-day letter” offered the Company an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. The Company filed a protest to this alternative determination as well. The Company may not prevail with respect to this alternative determination. Should the IRS successfully challenge the Company’s position and disallow all or part of its gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses. The Company has estimated the amount of interest for which it could be held liable to be approximately $17.4 million as of September 30, 2004 should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, the Company estimates it would be liable for only a nominal amount of interest.

8. PER SHARE DATA

     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share are the same for all periods presented.

     As of September 30, 2004 and 2003, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	September 30,
	2004	2003
Stock options outstanding	2,413	3,185
Class A common stock warrants and restricted Class A common stock outstanding	35,672	32,032
Class A common stock reserved for issuance under convertible securities	40,502	39,712

	78,587	74,929

9. STOCK-BASED COMPENSATION

     Employee stock options are accounted for using the intrinsic value method. Stock-based compensation to non-employees is accounted for using the fair value method. When options are granted to employees, the Company records stock-based compensation expense equal to the difference between the exercise price and the quoted market price of the common stock underlying the options on the date of grant over the vesting period of the options.

     In October 2003, the Company granted 3,598,750 options under the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase one share of the Company’s Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock that were subject to restrictions on transfer and a risk of forfeiture (restricted stock). The restricted stock issued upon the exercise of the options included 2,278,000 shares which were to vest in their entirety at the end of a five year period. Of the remaining shares of restricted stock issued upon the exercise of the options, 1,000,750 shares were to vest ratably over a three year period and 320,000 shares were to vest ratably over a five year period. The award resulted in non-cash stock-based compensation expense of approximately $17.9 million, which will be recognized on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2004, the Company recognized approximately $1.2 million and $5.0 million, respectively, in stock-based compensation expense in connection with these grants. Approximately $1.3 million will be recognized during the fourth quarter of 2004, and $10.1 million will be recognized between 2005 and 2008. As further described in Note 12, in September 2004, holders of unvested restricted stock awards issued in connection with the October 2003 grants were provided with the option to exchange all of their unvested restricted stock for stock options with an exercise price of $0.01 per share and identical vesting provisions. The exchange was consummated in October 2004 and did not result in any additional stock-based compensation expense.

     In January 2003, the Company consummated a stock option exchange offer under which the Company issued to holders who tendered their eligible options in the exchange offer new options under the Plan to purchase one share of the Company’s Class A common stock for each two shares of Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. The terms of the new options provided for a one business day exercise period. All holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under the Company’s stock option plans and 1.8 million additional non-qualified options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan’s provisions, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a fixed non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $0.5 million and $7.9 million related to vested and unvested shares was recognized in the three and nine months ended September 30, 2003, respectively, $0.7 million of the remaining compensation expense was recognized during the fourth quarter of 2003 and $0.1 million was recognized in the first quarter of 2004. The stock-based compensation expense was recognized on a straight-line basis over the one year vesting schedule of the modified award. In addition, the remaining deferred stock compensation expense totaling approximately $2.5 million at December 31, 2002 associated with the tendered options was recognized on a straight-line basis over the one year vesting schedule of the modified award ($0.6 million and $1.7 million was recognized in the three and nine months ended September 30, 2003, respectively, $0.6 million of the remaining compensation expense was recognized during the fourth quarter of 2003, and $0.2 million was recognized in the first quarter of 2004). As of September 30, 2004, there were 125,000 shares of restricted stock issued upon the exercise of options issued in the January 2003 exchange that had not vested as a result of elections to defer vesting made by the holders.

     Had compensation expense for the Company’s option plans been determined using the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders:
As reported	$(58,034)	$(54,024)	$(167,041)	$(94,484)
Add: Stock-based compensation expense included in reported net loss	1,239	1,223	5,994	9,734
Deduct: Total stock-based compensation expense determined under the fair value method	(1,150)	(1,775)	(6,125)	(11,042)

Pro forma net loss attributable to common Stockholders	$(57,945)	$(54,576)	$(167,172)	$(95,792)

Basic and diluted net loss per share:
As reported	$(0.85)	$(0.80)	$(2.46)	$(1.40)
Pro forma	(0.85)	(0.81)	(2.46)	(1.42)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of zero, expected volatility range of 50% to 79%, risk free interest rates of 2.6% to 6.9% and weighted average expected option terms of one day to 7.5 years.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash operating and financing activities are as follows (in thousands):

	For the Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid for interest	$32,767	$36,867

Cash paid for income taxes	$187	$320

Non-cash operating and financing activities:
Programming received in a settlement	$—	$1,000

Dividends accrued on redeemable and convertible preferred stock	$36,011	$57,660

Discount accretion on redeemable and convertible securities	$377	$971

Stock option exercise proceeds and withholding taxes remitted through withholding of shares received upon exercise	$—	$2,359

Repayment of stock subscription notes receivable through offset of deferred and other compensation	$37	$615

Stock options granted and exercised for consulting services	$—	$465

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock, such as the Company’s 14 1/4% Junior Exchangeable Preferred Stock. SFAS 150 was effective immediately with respect to instruments entered into or modified after May 31, 2003 and as to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS 150 effective July 1, 2003. Upon adoption, the Company recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods was not permitted upon adoption of SFAS 150. The Company’s 9 3/4% Series A Convertible Preferred Stock and 16.2% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS 150 because of their equity conversion features.

12. OTHER

     Acquisition of Network Operations Facility - During the third quarter of 2004, the Company purchased the television production and distribution facility that it had previously leased from The Christian Network, Inc. (“CNI”), for an aggregate purchase price of approximately $1.7 million. The Company uses this facility as its network operations center and to originate the PAX TV network signal. CNI is a section 501 (c) (3) not-for-profit corporation of which Lowell W. Paxson, the Company’s controlling stockholder, Chairman and Chief Executive Officer, was a co-founder and member of the Board of Stewards through 1993.

     Investment Commitment — The Company has options for which it paid $4.0 million to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owners of these stations also have the right to require the Company to purchase these stations. In September 2004, the Company and the station owners amended their agreement to provide that the period during which the Company may be required to purchase the stations will commence on January 1, 2007 and expire on December 31, 2008, to extend the time brokerage arrangement through December 31, 2008, and to increase the time brokerage fees payable by the Company.

     Subsequent Event — In October 2004, the Company completed an exchange offer pursuant to which 3,197,250 restricted shares of Class A common stock were exchanged for options to purchase an equivalent number of shares of Class A common stock, at an exercise price of $0.01 per share with identical vesting provisions as the original awards. The restricted shares were originally issued to certain employees and directors in the October 2003 grant as further described in Note 9. This exchange did not result in any additional stock-based compensation expense. The number of shares issued and outstanding as of September 30, 2004 will be reduced by an amount equal to the number of restricted shares exchanged.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

	As of September 30, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$158,019	$11,939	$—	$169,958
Receivable from wholly owned subsidiaries	891,601	—	(891,601)	—
Intangible assets, net	54,115	832,020	—	886,135
Investment in and advances to wholly owned subsidiaries	43,411	—	(43,411)	—
Property, equipment and other assets, net	63,798	106,910	—	170,708

Total assets	$1,210,944	$950,869	$(935,012)	$1,226,801

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit Current liabilities	$87,457	$8,798	$—	$96,255
Deferred income taxes	186,572	—	—	186,572
Senior secured notes, senior subordinated notes and bank financing, net of current portion	991,331	—	—	991,331
Notes payable to Parent Company	—	891,601	(891,601)	—
Mandatorily redeemable preferred stock	455,405	—	—	455,405
Other long-term liabilities	20,789	7,059	—	27,848

Total liabilities	1,741,554	907,458	(891,601)	1,757,411
Mandatorily redeemable and convertible preferred stock	720,455	—	—	720,455
Commitments and contingencies Stockholders’ deficit	(1,251,065)	43,411	(43,411)	(1,251,065)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,210,944	$950,869	$(935,012)	$1,226,801

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2004
	(in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net revenues	$39,500	$26,372	$—	$65,872

EXPENSES:
Programming and broadcast operations	3,185	7,926	—	11,111
Program rights amortization	12,190	—	—	12,190
Selling, general and administrative	12,623	14,873	—	27,496
Stock-based compensation	1,239	—	—	1,239
Adjustment of programming to net realizable value	4,645	—	—	4,645
Other operating (credits) expenses	(41)	1,114	—	1,073
Depreciation and amortization	3,294	7,233	—	10,527

Total operating expenses	37,135	31,146	—	68,281
Gain on sale or disposal of broadcast and other assets, net	—	42	—	42

Operating income (loss)	2,365	(4,732)	—	(2,367)

OTHER INCOME (EXPENSE):
Interest expense	56,571	(80,270)	—	(23,699)
Dividends on mandatorily redeemable preferred stock	(15,401)	—	—	(15,401)
Other income (expense), net	1,011	6	—	1,017
Equity in losses of consolidated subsidiaries	(84,996)	—	84,996	—

Loss before income taxes	(40,450)	(84,996)	84,996	(40,450)
Income tax provision	(3,293)	—	—	(3,293)

Net loss	(43,743)	(84,996)	84,996	(43,743)
Dividends and accretion on redeemable and convertible preferred stock	(14,291)	—	—	(14,291)

Net loss attributable to common stockholders	$(58,034)	$(84,996)	$84,996	$(58,034)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2004
	(in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net revenues	$126,987	$80,056	$—	$207,043

EXPENSES:
Programming and broadcast operations	10,020	28,552	—	38,572
Program rights amortization	38,723	—	—	38,723
Selling, general and administrative	45,743	45,289	—	91,032
Stock-based compensation	5,994	—	—	5,994
Adjustment of programming to net realizable value	4,645	—	—	4,645
Other operating expenses	556	3,316	—	3,872
Depreciation and amortization	9,900	22,324	—	32,224

Total operating expenses	115,581	99,481	—	215,062
Gain on sale or disposal of broadcast and other assets, net	881	5,119	—	6,000

Operating income (loss)	12,287	(14,306)	—	(2,019)

OTHER INCOME (EXPENSE):
Interest expense	11,047	(80,376)	—	(69,329)
Dividends on mandatorily redeemable preferred stock	(44,666)	—	—	(44,666)
Other income, net	4,327	5	—	4,332
Loss on extinguishment of debt	(6,286)	—	—	(6,286)
Equity in losses of consolidated subsidiaries	(94,677)	—	94,677	—

Loss before income taxes	(117,968)	(94,677)	94,677	(117,968)
Income tax provision	(11,609)	—	—	(11,609)

Net loss	(129,577)	(94,677)	94,677	(129,577)
Dividends and accretion on redeemable and convertible preferred stock	(37,464)	—	—	(37,464)

Net loss attributable to common stockholders	$(167,041)	$(94,677)	$94,677	$(167,041)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2004
	(in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$(33,668)	$8,491	$—	$(25,177)

Cash flows used in investing activities:
Decrease in short term investments	6,985	—	—	6,985
Deposits for programming letters of credit	(10,971)	—	—	(10,971)
Purchases of property and equipment	(3,843)	(8,436)	—	(12,279)
Proceeds from sale of broadcast assets	9,988	—	—	9,988
Proceeds from sale of broadcast towers and property and equipment	14	—	—	14
Other	—	(57)	—	(57)

Net cash provided by (used in) investing activities	2,173	(8,493)	—	(6,320)

Cash flows from financing activities:
Borrowings of long-term debt	365,000	—	—	365,000
Repayments of long-term debt	(335,672)	—	—	(335,672)
Payments of loan origination costs	(11,432)	—	—	(11,432)
Proceeds from exercise of common stock options, net	3	—	—	3
Proceeds from stock subscription notes receivable	408	—	—	408

Net cash provided by financing activities	18,307	—	—	18,307

Decrease in cash and cash equivalents	(13,188)	(2)	—	(13,190)
Cash and cash equivalents, beginning of period	97,090	33	—	97,123

Cash and cash equivalents, end of period	$83,902	$31	$—	$83,933

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

	As of December 31, 2003
	(in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$184,612	$9,764	$—	$194,376
Receivable from wholly owned subsidiaries	892,601	—	(892,601)	—
Intangible assets, net	61,486	832,468	—	893,954
Investment in and advances to wholly owned subsidiaries	58,045	—	(58,045)	—
Property, equipment and other assets, net	71,404	123,943	—	195,347

Total assets	$1,268,148	$966,175	$(950,646)	$1,283,677

Liabilities, Mandatorily Redeemable and Convertible
Preferred Stock and Stockholders’ Deficit
Current liabilities	$119,572	$7,672	$—	$127,244
Deferred income taxes	175,281	—	—	175,281
Senior subordinated notes and bank financing, net of current portion	925,547	—	—	925,547
Notes payable to Parent Company	—	892,601	(892,601)	—
Mandatorily redeemable preferred stock	410,739	—	—	410,739
Other long-term liabilities	42,787	7,857	—	50,644

Total liabilities	1,673,926	908,130	(892,601)	1,689,455
Mandatorily redeemable and convertible preferred stock	684,067	—	—	684,067
Commitments and contingencies

Stockholders’ deficit	(1,089,845)	58,045	(58,045)	(1,089,845)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,268,148	$966,175	$(950,646)	$1,283,677

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net revenues	$39,266	$24,929	$—	$64,195

EXPENSES:
Programming and broadcast operations	3,615	9,543	—	13,158
Program rights amortization	11,359	—	—	11,359
Selling, general and administrative	11,440	15,324	—	26,764
Stock-based compensation	1,223	—	—	1,223
Other operating expenses	2,933	1,101	—	4,034
Depreciation and amortization	(552)	10,570	—	10,018

Total operating expenses	30,018	36,538	—	66,556
Loss on sale or disposal of broadcast and other assets, net	(6)	(237)	—	(243)

Operating income (loss)	9,242	(11,846)	—	(2,604)

OTHER INCOME (EXPENSE):
Interest expense	(24,454)	—	—	(24,454)
Dividends on mandatorily redeemable preferred stock	(13,420)	—	—	(13,420)
Other income (expense), net	1,474	—	—	1,474
Equity in losses of consolidated subsidiaries	(11,847)	—	11,847	—

Loss before income taxes	(39,005)	(11,846)	11,847	(39,004)
Income tax provision	(3,618)	(1)	—	(3,619)

Net loss	(42,623)	(11,847)	11,847	(42,623)
Dividends and accretion on redeemable and convertible preferred stock	(11,401)	—	—	(11,401)

Net loss attributable to common stockholders	$(54,024)	$(11,847)	$11,847	$(54,024)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net revenues	$124,987	$75,670	$—	$200,657

EXPENSES:
Programming and broadcast operations	10,886	27,946	—	38,832
Program rights amortization	35,856	—	—	35,856
Selling, general and administrative	34,233	46,421	—	80,654
Stock-based compensation	9,734	—	—	9,734
Other operating expenses	3,897	3,415	—	7,312
Depreciation and amortization	4,966	26,962	—	31,928

Total operating expenses	99,572	104,744	—	204,316
Gain on sale or disposal of broadcast and other assets, net	7,749	46,929	—	54,678

Operating income	33,164	17,855	—	51,019

OTHER INCOME (EXPENSE):
Interest expense	(68,726)	(421)	—	(69,147)
Dividends on mandatorily redeemable preferred stock	(13,420)	—	—	(13,420)
Other income, net	4,532	85	—	4,617
Equity in income of consolidated subsidiaries	17,518	—	(17,518)	—

(Loss) income before income taxes	(26,932)	17,519	(17,518)	(26,931)
Income tax provision	(8,921)	(1)	—	(8,922)

Net (loss) income	(35,853)	17,518	(17,518)	(35,853)
Dividends and accretion on redeemable and convertible preferred stock	(58,631)	—	—	(58,631)

Net (loss) income attributable to common stockholders	$(94,484)	$17,518	$(17,518)	$(94,484)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$(2,580)	$15,633	$—	$13,053

Cash flows from investing activities:
Decrease in short term investments.	15,076	—	—	15,076
Purchases of property and equipment	(839)	(15,535)	—	(16,374)
Proceeds from sales of broadcast properties	77,465	—	—	77,465
Proceeds from sale of property and equipment	317	—	—	317
Other	(1)	(99)	—	(100)

Net cash provided by (used in) investing activities	92,018	(15,634)	—	76,384

Cash flows from financing activities:
Borrowings of long-term debt	2,000	—	—	2,000
Repayments of long-term debt	(15,302)	—	—	(15,302)
Payments of loan origination costs	(1,692)	—	—	(1,692)
Proceeds from exercise of common stock options, net	86	—	—	86
Proceeds from stock subscription notes receivable	144	—	—	144
Payments of employee withholding taxes on exercise of common stock options	(2,335)	—	—	(2,335)

Net cash used in financing activities	(17,099)	—	—	(17,099)

Increase (decrease) in cash and cash equivalents	72,339	(1)	—	72,338
Cash and cash equivalents, beginning of period	25,730	35	—	25,765

Cash and cash equivalents, end of period	$98,069	$34	$—	$98,103

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements, or “TBAs”), which reach all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. We operate PAX TV, a network that provides programming and reaches approximately 95 million homes, or 87% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates. PAX TV’s entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks, which we have purchased the right to air. The balance of PAX TV’s programming consists of long form paid programming (principally infomercials) and public interest programming. We have obtained audience ratings and share, market rank and television household data set forth in this report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.

     We were founded in 1991 by Lowell W. Paxson, our Chairman, Chief Executive Officer and controlling stockholder. We began by purchasing radio and television stations, and grew to become Florida’s largest radio station group, while also owning two network-affiliated television stations and other television stations that carried principally infomercials and other paid programming. In 1997, we sold our radio station group and our network-affiliated television stations to concentrate on building our owned and operated television station group. We used the proceeds from the sale of our radio station group and network-affiliated television stations to acquire television stations and build the PAX TV network. We launched PAX TV on August 31, 1998, and are now in our seventh network broadcasting season.

     In September 1999, National Broadcasting Company, Inc. (“NBC”) invested $415 million in our company. We have also entered into a number of agreements with NBC. Under these agreements, NBC sells our network spot advertising and performs our network research and sales marketing functions. We have also entered into Joint Sales Agreements (“JSA”) with NBC with respect to most of our stations serving markets also served by an NBC owned and operated station, and with many independently owned NBC affiliated stations serving markets also served by our stations. During the nine months ended September 30, 2004, we paid or accrued amounts due to NBC totaling approximately $16.2 million for commission compensation and cost reimbursements incurred under our agreements with NBC.

     We derive our revenues from the sale of network spot advertising time, network long form paid programming and station advertising:

•	NETWORK SPOT ADVERTISING. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Most of our network spot advertising is sold under advance, or “upfront,” commitments to purchase advertising time, which are obtained before the beginning of our PAX TV entertainment programming season. Network spot advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network spot advertising revenue represented approximately 21.6% of our net revenue during the nine months ended September 30, 2004.

•	NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV entertainment programming or public interest programming. Our network long form paid programming represented approximately 39.4% of our net revenue during the nine months ended September 30, 2004.

•	STATION ADVERTISING. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 39.0% of our net revenue during the nine months ended September 30, 2004 (including 22.4% of our net revenue which was derived from local and national long form paid programming during the nine months ended September 30, 2004).

     Beginning in January 2003, we modified our programming schedule by replacing entertainment programming during the hours of 1 p.m. to 5 p.m. and 11:30 p.m. to midnight, Monday through Friday, and 5 p.m. to 6 p.m. and 11 p.m. to midnight, Saturday and Sunday, with long form paid programming. Our revenues derived from long form paid programming represented 61.8% of our total net revenues during the nine month period ended September 30, 2004. We expect to continue to derive more than half of our revenues from long form paid programming for the foreseeable future.

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

Financial Performance:

•	Net revenues for the third quarter of 2004 increased 2.6% to $65.9 million from $64.2 million for the third quarter of 2003. Net revenues for the nine months ended September 30, 2004 increased 3.2% to $207.0 million from $200.7 million for the nine months ended September 30, 2003.

•	Operating loss for the third quarter of 2004 was $2.4 million compared to an operating loss of $2.6 million in the third quarter of 2003. Included in operating loss for the three months ended September 30, 2004 is a charge of $4.6 million for an adjustment of programming to net realizable value resulting from a change in estimated future advertising revenues expected to be generated by certain programming as a result of a change in expected usage of such programming and a $3.0 million reduction in music license fees resulting from the conclusion of a dispute and the commencement of a new agreement with a music license organization.

•	Operating loss for the nine months ended September 30, 2004 was $2.0 million compared to operating income of $51.0 million for the nine months ended September 30, 2003. Operating loss for the nine months ended September 30, 2004 included the adjustment of programming to net realizable value charge of $4.6 million and the $3.0 million reduction in music license fees described above. Operating income for the nine months ended September 30, 2003 included gains of approximately $56.3 million from sales of television station assets during the period.

•	Net loss attributable to common stockholders for the third quarter of 2004 was $58.0 million compared to a net loss attributable to common stockholders of $54.0 million for the third quarter of 2003. The net loss attributable to common stockholders for the three months ended September 30, 2004 included the adjustment of programming to net realizable value charge of $4.6 million and the $3.0 million reduction in music license fees described above and $1.1 million in costs incurred in connection with a required rate adjustment of our Series B preferred stock held by NBC as well as increased dividends of $3.8 million including the increase resulting from the aforementioned rate adjustment.

•	Net loss attributable to common stockholders for the nine months ended September 30, 2004 was $167.0 million compared to a net loss attributable to common stockholders of $94.5 million for the nine months ended September 30, 2003. The net loss attributable to common stockholders for the nine months ended September 30, 2004 included the adjustment of programming to net realizable value charge of $4.6 million and the $3.0 million reduction in music license fees described above and $1.1 million in costs incurred in connection with a required rate adjustment of our Series B preferred stock held by NBC as well as increased dividends of $9.0 million including the increase resulting from the aforementioned rate adjustment, a loss on extinguishment of debt of $6.3 million resulting from the refinancing of our senior credit facility in January 2004 and a gain of $6.1 million from the sale of our television station serving the Shreveport, Louisiana market during the second quarter of 2004. The net loss attributable to common stockholders for the nine months ended September 30, 2003 includes gains of approximately $56.3 million from sales of television station assets during the period.

•	Cash flows used in operating activities were $25.2 million for the nine months ended September 30, 2004 compared to cash flows provided by operating activities of $13.1 million for the nine months ended September 30, 2003. Included in cash flows from operating activities for the nine months ended September 30, 2004 are $60.6 million of program rights payments and deposits compared to $27.2 million for the nine months ended September 30, 2003.

Balance Sheet:

     Our cash, cash equivalents and short-term investments decreased $20.2 million during the nine months ended September 30, 2004 to $89.9 million. Our total debt, which primarily comprises three series of notes, increased $65.8 million during the nine months ended September 30, 2004 to $991.4 million. The increase in total debt for the nine months ended September 30, 2004 resulted primarily from the refinancing of our senior credit facility through the issuance in January 2004 of senior secured floating rate notes due 2010 and from the accretion on our 12 1/4% senior subordinated discount notes. Two series of the notes require us to make periodic cash interest payments on a current basis. The third series of notes accretes until July 2006, at which time we will be obligated to begin making cash interest payments on a current basis. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with an aggregate redemption value of $1.2 billion as of September 30, 2004. All series of preferred stock accrue dividends but do not require current cash dividend payments. None of these instruments matures or requires mandatory principal repayments until the fourth quarter of 2006.

     During the nine months ended September 30, 2004 and 2003, respectively, we issued letters of credit to support our obligation to pay for certain original programming. As of September 30, 2004, there were approximately $11.0 million of outstanding letters of credit all of which we have pre-funded and which are reflected as “deposits for programming letters of credit” in the accompanying consolidated balance sheets. As of September 30, 2003, there were $12.4 million of outstanding letters of credit supported by the revolving credit portion of our previously existing senior credit facility. The settlement of such letters of credit generally occurs in the first quarter of the year.

Sources of Cash:

     Our principal sources of cash in the nine months ended September 30, 2004 were revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising, and the sale of a television station in May 2004 which generated approximately $10.0 million in cash proceeds. We expect our principal sources of cash in the fourth quarter of 2004 to consist of revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising.

Key Company Performance Indicators:

     We use a number of key performance indicators to evaluate and manage our business. One of the key indicators related to the performance of our long form paid programming is long form advertising rates. These rates can be affected by the number of television outlets through which long form advertisers can air their programs, by weather patterns, which can affect viewing levels, and by new product introductions. We monitor early indicators such as how new products are performing and our ability to increase or decrease rates for given time slots.

     Program ratings are one of the key indicators related to our network spot business. As more viewers watch our programming, our ratings increase, which can increase our revenues. The commitments we obtain from advertisers in the “up front market” are a leading indicator of the potential performance of our network spot revenues. As the year progresses, we monitor pricing in the scatter market to determine where network spot advertising rates are trending. Cost-per-thousand (“CPM”) refers to the price of reaching 1,000 television viewing households with an advertisement. CPM trends and comparisons to competitors’ CPMs can be used to determine pricing power and the appeal of the audience demographic that we are delivering to advertisers.

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

Factors Expected to Affect our Performance in the Fourth Quarter of 2004:

     The broadcasting industry will be affected in the fourth quarter of 2004 by spending on political advertising. Typically, years that contain political advertising show strong performance for television spot advertising for the industry in general. While we are not a direct beneficiary of a material amount of political advertising, we expect to benefit from the decrease in advertising inventory generally available in the local marketplace.

     We recently launched our seventh network broadcast season with the introduction of several new programs. Should our entertainment programming not achieve the ratings we anticipate, our revenues could be adversely affected.

     The U.S. economic environment also affects the performance of our business, because our business is dependent in part on cyclical advertising rates. An improving economy, led by increases in consumer confidence, could benefit us by leading advertisers to increase their spending.

Outlook for the Fourth Quarter of 2004:

     In order for us to improve ratings and revenues, we need to market and air programming that attracts additional viewers, increase our CPMs through delivery of more attractive viewing demographics or realize increases in long form paid programming rates. As long form programming is not currently in a high growth cycle, we expect that our revenues in this segment for 2004 will show only modest improvements when compared to 2003. As a result of the restructuring we commenced in the fourth quarter of 2002, we believe that our ability to further reduce costs is limited. In fact, we have experienced increases in operating expenses during the nine months ended September 30, 2004 resulting from increased accounting and legal expenses, increased utility costs to broadcast our digital television signal and other contractual increases in operating expenses and expect to continue to experience these increases during the fourth quarter of 2004.

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net revenues (net of agency commissions)	$65,872	$64,195	$207,043	$200,657

Expenses:
Programming and broadcast operations	11,111	13,158	38,572	38,832
Program rights amortization	12,190	11,359	38,723	35,856
Selling, general and administrative	27,496	26,765	91,032	80,654
Time brokerage and affiliation fees	1,119	1,100	3,321	3,302
Stock-based compensation	1,239	1,223	5,994	9,734
Adjustment of programming to net realizable value	4,645	—	4,645	1,066
Restructuring (credits) charges	(5)	18	(5)	29
Reserve for state taxes	(41)	2,915	556	2,915
Depreciation and amortization	10,527	10,018	32,224	31,928

Total operating expenses	68,281	66,556	215,062	204,316
Gain (loss) on sale or disposal of broadcast and other assets, net	42	(243)	6,000	54,678

Operating (loss) income	$(2,367)	$(2,604)	$(2,019)	$51,019

Other Data:
Program rights payments and deposits	$15,717	$6,759	$60,614	$27,234
Payments for cable distribution rights	111	1,313	111	2,813
Capital expenditures	4,214	5,200	12,279	16,374
Cash flows provided by (used in) operating activities	(7,923)	(6,265)	(25,177)	13,053
Cash flows provided by (used in) investing activities	(13,308)	(7,111)	(6,320)	76,384
Cash flows provided by (used in) financing activities	320	(12,897)	18,307	(17,099)

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Net revenues increased 2.6% to $65.9 million for the three months ended September 30, 2004 from $64.2 million for the comparable period in the prior year. This increase is primarily attributable to increased revenues from long form paid programming.

     Programming and broadcast operations expenses were $11.1 million during the three months ended September 30, 2004, compared with $13.2 million for the comparable period in the prior year. This decrease is primarily attributable to a $3.0 million reduction in music license fees resulting from the conclusion of a dispute and the commencement of a new agreement with a music license organization during the third quarter of 2004 partially offset by higher tower rent and utilities costs in connection with our digital television buildout.

     Program rights amortization expense was $12.2 million during the three months ended September 30, 2004, compared with $11.4 million for the comparable period in the prior year. The increase is primarily attributable to increased amortization associated with new original and syndicated programming.

     Selling, general and administrative expenses were $27.5 million during the three months ended September 30, 2004, compared with $26.8 million for the comparable period in the prior year. The increase was primarily attributable to higher personnel costs, increased advertising spending and increased legal fees, primarily due to litigation with our former insurance carrier over World Trade Center property and business interruption insurance coverage matters. These increases were partially offset by a reduction of our bad debt reserve of approximately $0.5 million during the third quarter of 2004.

     During the third quarter of 2004, we recognized a charge of $4.6 million to reduce certain programming rights to their net realizable value. This charge resulted from a change in the estimated future advertising revenues expected to be generated by certain programming as a result of a change in expected usage of such programming.

     During the third quarter of 2003, we recorded a reserve of $2.9 million for state taxes in connection with a tax liability related to certain states in which we have operations.

     Depreciation and amortization expense was $10.5 million during the three months ended September 30, 2004, compared with $10.0 million for the comparable period in the prior year. In the third quarter of 2004, we determined that we had not recorded certain taxes due in jurisdictions in which we have operations. We have estimated the amount of taxes due to be $1.6 million, which resulted in a corresponding increase in property and equipment and accrued liabilities. We recorded a $0.5 million depreciation charge related to the aforementioned increase in property and equipment. In the third quarter of 2003, we determined that we had over-amortized certain cable and satellite distribution rights assets, which resulted in the reduction of $4.5 million in amortization expense. The aforementioned reduction in amortization expense was partially offset by an impairment charge of $3.7 million recorded as depreciation and amortization related to an impairment on a purchase option for a television station.

     Interest expense for the three months ended September 30, 2004 decreased to $23.7 million from $24.5 million in the same period in 2003. Dividends on mandatorily redeemable preferred stock were $15.4 million for the three months ended September 30, 2004 compared to $13.4 million in the same period of 2003. The dividends on mandatorily redeemable preferred stock will continue to increase due to compounding. Interest income for the three months ended September 30, 2004 was $0.6 million compared to $0.9 million in the same period in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     Net revenues increased 3.2% to $207.0 million for the nine months ended September 30, 2004 from $200.7 million for the comparable period in the prior year. This increase is primarily attributable to increased revenues from long form paid programming.

     Programming and broadcast operations expenses were $38.6 million during the nine months ended September 30, 2004, compared with $38.8 million for the comparable period in the prior year. This decrease was primarily due to the reduction in music license fees during the third quarter of 2004 discussed above, partially offset by higher tower rent and utilities costs in connection with our digital television buildout and increased personnel costs.

     Program rights amortization expense was $38.7 million during the nine months ended September 30, 2004, compared with $35.9 million for the comparable period in the prior year. The increase is primarily attributable to increased amortization associated with new original and syndicated programming in 2004 when compared to the similar period in 2003.

     Selling, general and administrative expenses were $91.0 million during the nine months ended September 30, 2004, compared with $80.7 million for the comparable period in the prior year. The increase was primarily attributable to higher personnel costs, increased advertising spending and increased legal fees, primarily due to litigation with our former insurance carrier over World Trade Center property and business interruption insurance coverage matters. These increases were partially offset by a reduction of our bad debt reserve of approximately $0.5 million during the third quarter of 2004. In addition, during the first quarter of 2003, we received approximately $2.2 million from NBC to settle a pending dispute regarding digital television signal interference at our television station WPXM, serving the Miami-Fort Lauderdale, Florida market. This settlement was recorded as a reduction of our selling, general and administrative expenses. Further, in the second quarter of 2003, we reduced our bad debt reserve by approximately $1.5 million as result of our shift in 2003 to more prepaid long form advertising.

     During the third quarter of 2004, we recognized a charge of $4.6 million to reduce certain programming rights to their net realizable value. This charge resulted from a change in the estimated future advertising revenues expected to be generated by certain programming as a result of a change in expected usage of such programming. During the nine months ended September 30, 2003, we recognized an adjustment of programming to net realizable value of $1.1 million resulting from our decision to no longer air an original game show production.

     During the third quarter of 2003, we recorded a reserve of $2.9 million for state taxes in connection with a tax liability related to certain states in which we have operations.

     Depreciation and amortization expense was $32.2 million during the nine months ended September 30, 2004, compared with $31.9 million for the comparable period in the prior year. In the third quarter of 2004, we determined that we had not recorded certain taxes due in jurisdictions in which we have operations. We have estimated the amount of taxes due to be $1.6 million, which resulted in a corresponding increase in property and equipment and accrued liabilities. We recorded a $0.5 million depreciation charge related to the aforementioned increase in property and equipment. In the second and third quarters of 2003, we determined that we had over-amortized certain cable and satellite distribution rights assets, which resulted in the reduction of $8.5 million in amortization expense. The aforementioned reduction in amortization expense was partially offset by an impairment charge of $3.7 million recorded as depreciation and amortization related to an impairment on a purchase option for a television station. In 1998, we began entering into distribution agreements for periods generally up to ten years in markets where we do not own a television station. Certain of these distribution agreements also provided us with some level of promotional advertising to be provided at the discretion of the cable operator, primarily during the first few years to support the launch of the PAX TV network. We had been amortizing these assets on an accelerated basis, which gave effect to the advertising component included in these agreements. The remaining unamortized cost, which was being amortized over seven years, commenced to be amortized over the remaining contractual life of the agreements, which is generally ten years.

     In May 2004, we completed the sale of our television station KPXJ, serving the Shreveport, Louisiana market, for approximately $10.0 million, resulting in a pre-tax gain of approximately $6.1 million. In May 2003, we completed the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for $20.0 million, resulting in a pre-tax gain of approximately $12.3 million. In April 2003, we completed the sale of our television stations WMPX, serving the Portland-

Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market, for $10.0 million, resulting in a pre-tax gain of approximately $3.1 million. In February 2003, we completed the sale of our television station KPXF, serving the Fresno, California market, for $35 million, resulting in a gain of approximately $26.6 million. In April 2003, we completed the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million, resulting in a pre-tax gain of approximately $9.9 million. These gains have been included in the determination of our income from continuing operations in accordance with the provisions of SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

     In October 2003, we granted 3,598,750 options under our 1998 Stock Incentive Plan to purchase one share of our Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock that were subject to restrictions on transfer and a risk of forfeiture. The shares of restricted stock issued upon the exercise of the options included 2,278,000 shares which were to vest in their entirety at the end of a five year period. Of the remaining shares of restricted stock, 1,000,750 were to vest ratably over a three year period and 320,000 were to vest ratably over a five year period. The option grants resulted in non-cash stock-based compensation expense of approximately $17.9 million, which will be recognized on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2004, we recognized approximately $1.2 million and $5.0 million, respectively, in stock-based compensation expense in connection with these grants.

     In October 2004, we completed an exchange offer pursuant to which 3,197,250 restricted shares of Class A common Stock were exchanged for options to purchase an equal number of shares of Class A common stock, at an exercise price of $0.01 per share and with identical vesting provisions as the original awards. The restricted shares were originally issued to certain employees and directors in connection with the October 2003 grant. This exchange did not result in any additional stock-based compensation expense. The number of shares issued and outstanding as of September 30, 2004 will be reduced by an amount equal to the number of restricted shares exchanged.

     In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer new options under the Plan to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. The terms of the new options provided for a one business day exercise period. All holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under our stock option plans and 1.8 million additional non-qualified options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan’s provisions, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $0.5 million and $7.9 million related to vested shares was recognized in the three and nine months ended September 30, 2003, respectively, $0.7 million of the remaining compensation expense was recognized during the fourth quarter of 2003 and $0.1 million was recognized in the first quarter of 2004. The stock-based compensation expense was recognized on a straight-line basis over the one year vesting schedule of the modified award. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options was recognized on a straight-line basis over the one year vesting schedule of the modified awards ($0.6 million and $1.7 million was recognized in the three and nine months ended September 30, 2003, respectively, $0.6 million was recognized in the fourth quarter of 2003, and $0.2 million was recognized in the first quarter of 2004). As of September 30, 2004, there were 125,000 shares of restricted stock issued upon the exercise of options issued in the January 2003 exchange that had not vested as a result of elections to defer vesting made by the holders.

     Interest expense for the nine months ended September 30, 2004 increased to $69.3 million from $69.1 million in the same period in 2003. The increase is primarily due to higher accretion on our 12 1/4% senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock were $44.7 million for the nine months ended September 30, 2004 compared to $13.4 million in the same period of 2003. This increase resulted from the reclassification of the dividends related to our 14 1/4% Junior Exchangeable Preferred Stock as interest expense beginning July 1, 2003 in accordance with the provisions of Financial Accounting Standards Board Statement SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and to a lesser extent, the effects of compounding as described above. Interest income for the nine months ended September 30, 2004 was $2.1 million compared to $2.6 million in the same period in 2003.

RESTRUCTURING

     During the fourth quarter of 2002, we adopted a plan to consolidate certain of our operations, reduce personnel and modify our programming schedule in order to significantly reduce our cash operating expenditures. In connection with this plan, we recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and the consolidation of certain operations. Through September 30, 2004, we have paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. We have accounted for these costs pursuant to SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which we early adopted in the fourth quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which was nullified under SFAS No. 146. As such, we will recognize additional restructuring costs as they are incurred.

INCOME TAXES

     We have recorded a provision for income taxes based on our estimated annual effective income tax rate. For the three and nine months ended September 30, 2004 and 2003, we have recorded a valuation allowance for our deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as we believe it is more likely than not that we will be unable to utilize our remaining net deferred tax assets.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a ''30-day letter’’ proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the ''30-day letter’’ offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $17.4 million as of September 30, 2004 should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate we would be liable for only a nominal amount of interest.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand and our net working capital. As of September 30, 2004, we had $89.9 million in cash and cash equivalents and short-term investments and we had working capital of approximately $73.7 million. We believe that cash on hand as well as cash provided by future operations and net working capital will provide the liquidity necessary to meet our obligations and financial commitments through at least the next twelve months. If our financial results were not as anticipated, we may be required to seek to sell assets or raise funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

     Cash (used in) provided by operating activities was approximately ($25.2) million and $13.1 million for the nine months ended September 30, 2004 and 2003, respectively. These amounts reflect cash generated or used in connection with the operation of PAX TV, including program rights payments and deposits and interest payments on our debt.

     Cash (used in) provided by investing activities was approximately ($6.3) million and $76.4 million for the nine months ended September 30, 2004 and 2003, respectively. These amounts include proceeds from the sale of broadcast assets, use of funds to purchase broadcasting properties, capital expenditures and short-term investment transactions. During the third quarter of 2004, we purchased the television production and distribution facility that we had been leasing from The Christian Network, Inc. for an aggregate purchase price of approximately $1.7 million. We use this facility as our network operations center and to originate our PAX TV network signal. In May 2004, we received $10.0 million in proceeds from the sale of our television station KPXJ, serving the Shreveport, Louisiana market. In 2003, we received $77.5 million in net proceeds from broadcast asset sales as follows: $35.0 million in proceeds from the sale of our television station KPXF, serving the Fresno, California market, which we completed in February 2003; $10.0 million aggregate proceeds from the sale of our television stations WMPX, serving the Portland, Maine market and WPXO, serving the St. Croix, U.S. Virgin Islands market, which we completed in April 2003; $20.0 million from the sale of our television station KAPX, serving the Albuquerque, New Mexico market, which we completed in May 2003; and $13.8 million from the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, which we completed in April 2003. During the nine months ended September 30, 2004 and 2003, respectively, we issued letters of credit to support our obligation to pay for certain original programming. As of September 30, 2004, there were approximately $11.0 million of outstanding letters of credit all of which we have pre-funded and which are reflected as “deposits for programming letters of credit” in the accompanying consolidated balance sheets. As of September 30, 2003, there were $12.4 million of outstanding letters of credit supported by the revolving credit portion of our previously existing senior credit facility. The settlement of such letters of credit generally occurs in the first quarter of the year. We have an option to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. We have paid $4.0 million for the options to purchase these stations. The owners of these stations also have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008, as further described in Note 12.

     Cash provided by (used in) financing activities was $18.3 million and ($17.1) million during the nine months ended September 30, 2004 and 2003, respectively. These amounts include the proceeds from borrowings, net of principal repayments and the payment of loan origination costs resulting from the January 2004 refinancing described below.

     Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $10.6 million and $16.4 million for the nine months ended September 30, 2004 and 2003, respectively. The FCC mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC, which have been granted with limited exceptions. Despite the current uncertainty that exists in the broadcast industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC’s timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently own or operate 47 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received construction permits from the FCC and will be completing the buildout of three additional stations during the remainder of 2004, and we are awaiting construction permits from the FCC with respect to ten of our television stations. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $9.1million over the next two years to complete the conversion. We expect to fund these expenditures from cash on hand.

     On January 12, 2004, we completed a private offering of $365.0 million of senior secured floating rate notes The notes bear interest at the rate of LIBOR plus 2.75% per year and will mature on January 10, 2010. We may redeem the notes at any time at specified redemption prices. The notes are secured by substantially all of our assets. In addition, a substantial portion of the notes are unconditionally guaranteed, on a joint and several senior secured basis, by all of our subsidiaries. The indenture governing the notes contains certain covenants which, among other things, restrict the incurrence of additional indebtedness, the payment of dividends, transactions with related parties, certain investments and transfers or sales of certain assets. The proceeds from the offering were used to repay in full the outstanding indebtedness under our senior credit facility, pre-fund letters of credit supported by the revolving credit portion of the facility and pay fees and expenses incurred in connection with the transaction.

     The terms of the indentures governing our senior secured notes and senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for refinancing indebtedness. The certificates of designation of two of our outstanding series of preferred stock contain similar covenants.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a “30-day letter” proposing to disallow all of our gain deferral. We have filed a protest to this determination with the IRS appeals division, but cannot predict the outcome at this time, and may not prevail. In addition, the “30-day letter” offered us an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we have had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses. We have estimated the amount of interest for which we could be held liable to be approximately $17.4 million as of September 30, 2004 should the IRS succeed in disallowing all of the deferred gain. If the IRS were successful in disallowing only part of the gain under its alternative position, we estimate that we would be liable for only a nominal amount of interest.

     As of September 30, 2004, our obligations for cable distribution rights require collective payments by us of approximately $2.9 million within the next twelve months.

     As of September 30, 2004, our obligations for programming rights and program rights commitments (including commitments of $5.9 million made after September 30, 2004) require collective payments of approximately $56.2 million as follows (in thousands):

	Obligation for	Program Rights
	Program Rights	Commitments	Total
2004 (October—December)	$2,445	$12,110	$14,555
2005	9,974	29,922	39,896
2006	923	780	1,703

	$13,342	$42,812	$56,154

     On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. (“CBS”) and Crown Media United States, LLC (“Crown Media”) to sublicense our rights to broadcast the television series Touched By An Angel (“Touched”) to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, we are to receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period that commenced in August 2002 and the remaining $8.8 million of which, for the 2002/2003 season, is to be paid over a three-year period that commenced in August 2003.

     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of September 30, 2004, amounts due or committed to CBS totaled approximately $31.5 million. The transaction with Crown Media resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

     We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of September 30, 2004, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $15.1 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

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

     Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of September 30, 2004, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):

	Obligations	Amounts Due from
	to CBS	Crown Media	Net Amount
2004 (October-December)	$3,770	$(3,950)	$(180)
2005	18,513	(10,439)	8,074
2006	9,191	(1,711)	7,480

	31,474	(16,100)	15,374

Amount representing interest	—	958	958

	$31,474	$(15,142)	$16,332

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

     On August 2, 2004, the FCC commenced a rule making proceeding to consider whether to treat a television licensee’s joint sales agreement to sell the advertising time of another television station in the same market as the equivalent of ownership of that station for purposes of the FCC’s local television ownership rules. A joint sales agreement, or “JSA,” is an arrangement by which a brokering station provides advertising sales services, but not programming, for another station in the market. We have entered into JSA’s for 45 of our television stations, 41 of which are with NBC owned or affiliated stations in our markets. The FCC’s preliminary conclusion is to treat a JSA as the equivalent of ownership of the station for purposes of the FCC’s local ownership rules. Adoption of the FCC’s proposed rule could adversely affect some of our current operations under existing JSAs. If a rule adopted by the FCC effectively precludes the continuation of any of our current arrangements, it may be necessary for us to renegotiate aspects of our current arrangements. Also, if a new FCC rule were to require that we terminate a JSA in a particular market, we may incur significant costs to transfer the JSA to another broker or to resume operation of the station without the sales and other services of a JSA broker. We cannot predict whether the FCC will adopt the proposed rule in its current form or what effect any new rules the FCC does adopt are likely to have upon our operations and our present relationship with NBC and NBC’s affiliates.

     We are required by the FCC to abandon the analog broadcast service of 23 of our full power stations occupying the 700 MHz spectrum and may suffer adverse consequences if we are unable to secure alternative distribution on reasonable terms.

     We hold FCC licenses for full power stations which are authorized to broadcast over either an analog or digital signal on channels 52-69 (''the 700 MHz band’’), a portion of the broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band is in the process of being transitioned to use by new wireless and public safety entities. A federal statute requires that, after December 31, 2006, or the date on which 85% of television households in a television market are capable of receiving digital services, incumbent broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. Several members of Congress have advocated establishing December 31, 2006 as a firm date for the surrender of the analog spectrum without regard to whether the 85% capability threshold has been reached. The FCC is considering a proposal to extend the date for the surrender of the analog signals to December 31, 2008, and the Senate has passed the “National Intelligence Reform Act of 2004” (S. 2845), which would extend the date for the return of the analog spectrum to January 1, 2009. In some cases, broadcasters, including our company, have been given a digital channel allocation within the 700 MHz band of spectrum. During this transition these new wireless and public safety entities are permitted to operate in the 700 MHz band provided they do not interfere with incumbent or allotted analog and digital television operations. The FCC has conducted spectrum auctions to select the future users of portions of the 700 MHz band. Four such auctions have been completed in which future users were selected for 18 MHz of spectrum on channels 54, 55 and 59 and six MHz of spectrum on portions of channels 60, 62, 65 and 67. In addition, the FCC has set aside channels 63-64 and 68-69 for use by public safety entities. On June 19, 2002, Congress passed the Auction Reform Act of 2002 temporarily postponing an auction for commercial uses of 30 MHz of spectrum in portions of channels 60-62 and 65-67. In January 2003 the FCC commenced rulemaking proceedings in which it is considering aspects of the implementation of this 2006 statutory deadline for completion of the digital transition. Issues such as interference protection, rights of incumbent broadcasters and broadcasters’ ability to modify authorized facilities are being addressed in these proceedings. These proceedings remain pending. We cannot predict when we will abandon, by private agreement, or as required by law, the broadcast service of our stations occupying the 700 MHz spectrum. We could suffer adverse consequences if we are unable to secure alternative simultaneous distribution of both the analog and digital signals of those stations on reasonable terms and conditions. We cannot now predict the impact, if any, on our business of the abandonment of our broadcast television service in the 700 MHz spectrum.

     Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

     Under rules of the Securities and Exchange Commission, or SEC, promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Our report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Our report must also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal control.

     Rules describing the requirements for our auditors to be able to attest to our compliance under Section 404 were adopted in June 2004, and we, along with our external service providers, are currently interpreting what qualifies as compliance with Section 404. We are currently performing the system and process documentation and evaluation needed to comply with the requirements of SEC rules promulgated under Section 404, which is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate before December 31, 2004. At this time, there is significant uncertainty regarding whether management will be able to sufficiently document and test our internal control procedures in order to make a positive assertion as to the effectiveness of our internal control over financial reporting as of December 31, 2004. If our management is unable to complete its testing and evaluation of our internal control on a timely basis, or identifies one or more material weaknesses in our internal control over financial reporting as of December 31, 2004, we will be unable to assert that our internal control is effective as of that date. Further, the timing of the completion of our management’s testing and conclusions regarding our internal control may result in our independent auditors being unable to attest that our management’s report is fairly stated or being unable to express an opinion on our management’s evaluation of the effectiveness of our internal control.

     If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004, or if our independent auditors are unable to attest that our management’s report is fairly stated or are unable to express an opinion on our management’s evaluation of the effectiveness of our internal control, investor confidence in the accuracy and completeness of our financial reports could be adversely affected, which in turn could have a material adverse effect on our stock price.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

     In the third quarter of 2004, we reviewed our internal control over financial reporting and have determined that we had a material weakness over financial reporting resulting from not having identified and recorded certain taxes due in jurisdictions in which we have operations. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud, in amounts that would be material in relation to the financial statements being audited or reported upon, may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We have recorded an estimate of the taxes due and intend to file all required tax returns in order to comply with the requirements of these jurisdictions. Additionally, we have established policies and procedures to assure that we timely comply with our obligations to file tax returns and that we timely pay and record our obligations for taxes on an ongoing basis.

     Other than correcting the material weakness identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 19, 2004, NBC Universal, Inc. (“NBC”) filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking a declaratory ruling regarding the terms of its investment in the Company. NBC’s complaint seeks a declaration as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the Certificate of Designation (the “Certificate of Designation”) of the Company’s 8% Series B Convertible Exchangeable Preferred Stock which is held by NBC.

     On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock was reset from 8% to 16.2% in accordance with the procedure specified in the terms of the Series B preferred stock. The Company engaged CIBC World Markets Corp., a nationally recognized independent investment banking firm, to determine the adjusted dividend rate as of the fifth anniversary of the original issue date of the Series B preferred stock.

     On October 14, 2004, the Company filed its answer and a counterclaim to NBC’s complaint. The Company’s answer largely denies the allegations of the NBC complaint and its counterclaim seeks a declaratory ruling that the Company is not obligated to redeem, and will not be in default under the terms of the Investment Agreement under which NBC made its initial $415 million investment in the Company if the company does not redeem, the Series B preferred stock on or before November 13, 2004. NBC delivered a notice of demand for redemption on November 13, 2003, and has since alleged, both through statements to the press and in its complaint filed in Delaware, that the Company is obligated to redeem, and will be in default if it does not redeem, NBC’s investment on or before November 13, 2004.

ITEM 6. EXHIBITS

     List of Exhibits:

Exhibit Number	Description of Exhibits

3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 13-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Certificate of Designation of the Company’s 16.2% Series B Convertible Exchangeable Preferred Stock (3)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (7)

3.2	Bylaws of the Company (4)

4.6	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10-3/4% Senior Subordinated Notes due 2008 (5)

4.8	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12-1/4% Senior Subordinated Discount Notes due 2009 (6)

4.9	Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s Senior Secured Floating Rate Notes due 2010 (8)

31.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Form 8-K, dated September 15, 1999, and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(8)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2003, and incorporated herein by reference.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXSON COMMUNICATIONS CORPORATION
Date: November 9, 2004	By:	/s/ Tammy G. Hedge
Tammy G. Hedge
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)