Form 10-K
period 2004-12-31
PAXSON COMMUNICATIONS CORP
filed 2005-03-31
CIK 923877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from (No Fee Required)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes☑ No☐

     The aggregate market value of common stock held by non-affiliates of the registrant was $148,546,000 (based upon the $3.25 per share closing price on the American Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

     The number of shares outstanding of each of the registrant’s classes of common stock, as of March 4, 2005 was: 61,244,433 shares of Class A Common Stock, $0.001 par value, and 8,311,639 shares of Class B Common Stock, $0.001 par value.

Documents Incorporated By Reference

     Parts of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 10, 2005.

Page

Item 1.	Business	3
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to Vote of Security Holders	30
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Financial Data	47
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B	Other Information	49
Item 10.	Directors and Executive Officers of the Registrant	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions	50
Item 14.	Principal Accountant Fees and Services	50
Item 15.	Exhibits and Financial Statement Schedules	50
Employment Agreement - Lowell W. Paxson
Employment Agreement - Anthony L. Morrison
Employment Agreement - Dean M. Goodman
Employment Agreement - Dean M. Goodman
Employment Agreement - Seth A. Grossman
Employment Agreement - Seth A. Grossman
Employment Agreement - Richard Garcia
Employment Agreement - Adam K. Weinstein
Subsidiaries of the Company
Consent of Ernst & Young LLP
Consent of PricewaterhouseCoopers LLP
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CEO Certification

PART I

ITEM 1. Business

General

     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), all of which carry PAX TV, including stations reaching all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. We operate PAX TV, a network that provides programming seven days per week, 24 hours per day, and reaches approximately 95 million homes, or 87% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates. PAX TV’s entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air. The balance of PAX TV’s programming consists of long form paid programming (principally infomercials) and public interest programming. We have obtained audience ratings and share, market rank and television household data set forth in this report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.

     We presently derive our revenues from the sale of network long form paid programming, network spot advertising and station advertising:

•	Network Long Form Paid Programming. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV entertainment programming or public interest programming. Our network long form paid programming represented approximately 39.8% of our net revenue during the year ended December 31, 2004.

•	Network Spot Advertising. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Network spot advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally enable us to charge higher rates to advertisers. Our network spot advertising revenue represented approximately 20.7% of our net revenue during the year ended December 31, 2004.

•	Station Advertising. We sell commercial air time to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 39.5% of our net revenue during the year ended December 31, 2004 (including 22.8% of our net revenue during such year which was derived from local and national long form paid programming).

     Beginning in January 2003, we modified our programming schedule by replacing entertainment programming during the hours of 1 p.m. to 5 p.m. and 11:30 p.m. to midnight, Monday through Friday, and 5 p.m. to 6 p.m. and 11 p.m. to midnight, Saturday and Sunday, with long form paid programming. As a result, the percentage of our net revenues derived from long form paid programming has increased from 46.4% in the year ended December 31, 2002, to 62.6% in the year ended December 31, 2004. We expect to continue to derive more than half of our net revenues from long form paid programming for the foreseeable future.

     We have entered into joint sales agreements, or JSAs, with owners of broadcast stations in markets served by our stations. Our JSA partners’ sales staff provides station spot and long form advertising sales management and representation for our stations and in 22 of our stations we have integrated and co-located our station operations with those of our JSA partners. As of March 4, 2005, 45 of our 60 owned and operated television stations operate under a JSA. In March 2005, we notified our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005 and we began discussions with NBC as to the termination of each of our JSAs with NBC (covering 14 of our stations in 12 markets). We intend that by the beginning of July 2005, our local advertising sales efforts, including long form paid programming and spot advertisements, will be handled directly by our existing employees.

     Our primary operating expenses include selling, general and administrative expenses, depreciation and amortization expenses, programming expenses, employee compensation and costs associated with cable and satellite distribution, ratings services and promotional advertising. Programming amortization is a significant expense and is affected by several factors, including the mix of syndicated and original programming and the frequency with which programs are aired.

     Our business model differs from that of both traditional television networks and network-affiliated television station groups. Similar to traditional television networks, we provide advertisers with nationwide reach through our extensive television distribution system. Because we own and operate most of our distribution system, however, we receive advertising revenue from the entire broadcast day (consisting of both entertainment and long form paid programming), unlike traditional networks, which receive advertising revenue only from commercials aired during network programming hours and network-affiliated stations, which receive advertising revenue only from non-network commercials. In addition, because of the size and centralized operations of our station group, we are able to achieve economies of scale with respect to our programming, promotional, research, engineering, accounting and administrative expenses which we believe enable us to have lower per station expenses than those of a typical network-affiliated station.

Business Strategy

     Our business operations presently do not provide sufficient cash flow to support our debt service and preferred stock dividend requirements. In September 2002, we engaged Bear, Stearns & Co. Inc. and in August 2003 we engaged Citigroup Global Markets Inc. to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. We terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that we believed would be in the best interests of all of our stockholders. While we continue to consider strategic alternatives that may arise, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, our principal efforts are focused on improving our core business operations and increasing our cash flow.

     Our principal business objective is to improve our cash flow and increase our financial flexibility, so that we may pursue refinancing alternatives with a view to reducing our cost of capital. We believe that if we are able to improve our cash flow and reduce our cost of capital, we will be able to improve our ability to take advantage of future opportunities to strengthen our business that may arise due to changes in the regulatory or business environment for broadcasters or other future developments in our industry. We seek to maintain an efficient operating structure and a flexible programming strategy as we implement changes to our business operations. In 2004, we entered into a consulting agreement with NBC Universal, Inc., or NBC, and committed significant resources to the development of a number of new original entertainment programs, which we launched on PAX TV at various times during the second half of the year. To date, these new programs have not served to materially improve our audience ratings or advertising revenues. We are not currently investing substantial additional amounts in new entertainment programming, and are evaluating other programming strategies and opportunities that might be available to us which could improve our cash flow.

     In March 2005, we began the process of ending certain contractual relationships involving most of our stations which limit our ability to implement alternative programming and sales strategies and to take advantage of other opportunities that might be available to us. The termination of these relationships will allow us to eliminate a significant portion of the costs associated with the sales of local and national spot advertisements and long form paid programming. We plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings, which are presently sold for us by our JSA partners and NBC, and to focus our sales efforts on long form paid programming and non-rated spot advertisements. We intend that, by the beginning of July 2005, our local advertising sales efforts, including long form paid programming and spot advertisements, will be handled directly by our own employees.

     As part of this process, in March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005, we notified all of our network affiliates that we were exercising our right to terminate the affiliation agreements, effective June 30, 2005, and we notified NBC that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBC, pursuant to which NBC sells national spot advertisements for 49 of our 60 stations.

     In March 2005, we also began discussions with NBC as to the termination of our network sales agency agreement with NBC and each of our JSAs with NBC (covering 14 stations in 12 markets). We intend that, following resolution of these matters, our network advertising sales efforts will be handled directly by our own employees.

     In connection with the termination of the JSAs, we will have to either relocate up to 22 of our station master controls which are currently located in our JSA partner’s facility or lease space from our JSA partner in order to keep our station master control located in our JSA partner’s facility.

     We are also reviewing all of the elements of our business operations as we seek to implement changes that we believe will improve our cash flow.

Operating Strategy

     The principal components of our current operating strategy are:

•	Benefit from a Centralized, Efficient Operating Structure. We centralize many of the functions of our owned and operated stations, including promotions, advertising, research, engineering, accounting and sales traffic. Our stations average fewer than ten employees compared to an average of 90 employees at network-affiliated stations, and an average of 60 employees at independent stations in markets of similar size to ours. We employ a centralized programming strategy, which we believe enables us to keep our programming costs per station significantly lower than those of comparable stations. We provide programming for all of our stations and, except for local news and syndicated programming provided by JSA partners, each station offers substantially the same programming schedule.

•	Continue Airing Long Form Paid Programming. We air a substantial amount of long form paid programming as we believe this provides us with a stable revenue base. In January 2003, we increased our inventory of air time available for long form paid programming by approximately 42% by shifting 26.5 hours per week of non-prime time PAX TV network entertainment programming to long form paid programming. The portion of our net revenues which is derived from network advertising decreased to 20.7% for the year ended December 31, 2004 from 32.6% for the year ended December 31, 2002 and the portion of our net revenues which is derived from network and station long form paid programming increased to 62.6% for the year ended December 31, 2004 from 46.4% for the year ended December 31, 2002.

•	Maintain a Flexible Programming Strategy. An important element of our plan to improve our business operations and cash flow is to maintain a flexible programming strategy that allows us to take advantage of opportunities that may arise for us to improve our return on our broadcast airtime while refraining from incurring substantial programming costs. These opportunities may include selling blocks of time to third parties who would air sports, entertainment or other programming. We are not currently investing substantial additional amounts in the development of new original programming or the purchase of rights to our syndicated programming, and intend to substantially reduce or eliminate our sale of spot advertisements that are based on television audience ratings. The termination of our JSAs and network affiliation agreements is a component of our implementation of this programming strategy, as these agreements restrict our programming flexibility by requiring us to continue airing a certain amount of network entertainment programming and our ability to control our local advertising.

•	Expand and Improve PAX TV Distribution. We intend to continue to expand our television distribution system to reach as many U.S. television households as possible in a cost efficient manner. We will seek to replace the distribution lost by the termination of our network affiliation agreements through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms. We continue to improve the channel positioning of our broadcast television stations on local cable systems across the country, as we believe the ability to view our programming on one of the lower numbered channel positions (generally below channel 21) on a cable system improves the likelihood that viewers will watch our programming.

•	Provide Quality Entertainment Programming. We believe there is significant demand, including from adult demographic groups which are attractive to advertisers, for quality entertainment programming which is free of excessive violence, explicit sexual themes and foul language. We own or have the right to air a substantial amount of this type of programming which we will continue to air to the extent we continue to carry entertainment programming.

•	Exploit Our Broadcast Station Group’s Digital Television Platform. Our owned and operated station group gives us a significant platform for digital broadcasting. We have completed the construction of digital broadcast facilities for 49 of our 60 owned and operated stations and intend to explore the most effective use of digital broadcast technology for each of our stations. We believe that we are able to provide a significant broadband platform on which to broadcast digital television, including multiple television networks. While future applications of this technology and the time frame within which the transition to digital broadcasting will be completed are uncertain, we believe that with our existing broadcast stations we are well positioned to take advantage of future digital broadcasting opportunities.

Joint Sales Agreements

     We have been managing the local operations of 45 of our stations through JSAs, including JSAs between 41 of our stations and stations owned by NBC, or independently owned NBC affiliated stations. Generally, JSAs are for ten-year terms. Substantially all JSA partners have the right to terminate the JSA upon a sale by the JSA partner of its station that is the subject of the JSA. Each JSA typically provides for the JSA partner to serve as our exclusive sales representative to sell our station advertising, enabling our station to benefit from the strength of the JSA partner’s sales organization and existing advertiser relationships. In about half of our JSA arrangements, we have co-located many of our station operations, including our station master control, with those of the JSA partner, seeking to reduce our costs through operating efficiencies and economies of scale, including the elimination of redundant owned and leased facilities and staffing. Our JSA partner may provide local news and syndicated programming, supplementing our station’s programming lineup.

     In March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005 and began discussions with NBC as to the termination of each of the JSAs with NBC (covering 14 of our stations in 12 markets). We intend that, by the beginning of July 2005, our local advertising sales efforts, including long form paid programming and spot advertisements, will be handled directly by our own employees. In addition, in connection with the termination of the JSAs, we will have to either relocate up to 22 of our station master controls which are currently located in our JSA partner’s facility or lease space from our JSA partner in order to keep our station master control located in our JSA partner’s facility.

Distribution

     We distribute PAX TV through a television distribution system comprised of our owned and operated broadcast television stations, cable television systems in various markets not served by a PAX TV station, satellite television providers and independently owned PAX TV affiliated broadcast stations. According to Nielsen our programming currently reaches 87% of U.S. television households (approximately 95 million homes).

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

     Our Owned and Operated Television Stations. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements, or TBAs), all of which carry PAX TV, including stations reaching all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. Our owned and operated station group reaches approximately 63% of U.S. prime time television households, according to Nielsen. Our ownership of the stations providing most of our television distribution enables us to receive advertising revenue from each station’s entire broadcast day and to achieve operating efficiencies typically not enjoyed by network affiliated television stations. As nearly all of our owned and operated stations operate in the “ultra high frequency,” or UHF, portion of the broadcast spectrum, only half of the number of television households they reach are counted against the national ownership cap under the Communications Act. By exercising our rights under the Communications Act to require cable television system operators to carry the broadcast signals of our owned and operated stations, we reach many more television households in each station’s designated market area, or DMA, than we would if our stations were limited to transmitting their broadcast signals over the airwaves.

     We operate three stations (WPXL, New Orleans; WPXX, Memphis; and WBNA, Louisville) pursuant to time brokerage agreements, or TBAs, with the station owners. Under these agreements, we provide the station with PAX TV programming and retain the advertising revenues from the sale of advertising time during substantially all of our PAX TV programming hours, in the case of WPXL and WPXX, and during half of our PAX TV programming hours, in the case of WBNA. We have options to acquire the New Orleans and Memphis stations and a right of first refusal to acquire the Louisville station. The owners of the two stations for which we have options have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008.

     The table below provides information about our owned and operated stations (including stations we operate pursuant to TBAs).

	Market	Station Call	Broadcast	Total Market TV
Market Name	Rank (1)	Letters	Channel	Households (2)	JSA Partner (3)
New York	1	WPXN	31	7,355,710	NBC
Los Angeles	2	KPXN	30	5,431,140	NBC
Chicago	3	WCPX	38	3,417,330	NBC
Philadelphia	4	WPPX	61	2,919,410	NBC
Boston	5	WBPX	68	2,391,840	—
Boston	5	WDPX	58	2,391,840	—
Boston	5	WPXG	21	2,391,840	—
San Francisco	6	KKPX	65	2,359,870	NBC
Dallas	7	KPXD	68	2,292,760	NBC
Washington D.C.	8	WPXW	66	2,241,610	NBC
Washington D.C.	8	WWPX	60	2,241,610	NBC
Atlanta	9	WPXA	14	2,059,450	Gannett Co., Inc.
Detroit	10	WPXD	31	1,943,930	—
Houston	11	KPXB	49	1,902,810	Belo Corp.
Seattle	12	KWPX	33	1,690,640	Belo Corp.
Tampa	13	WXPX	66	1,671,040	Media General, Inc.
Minneapolis	14	KPXM	41	1,665,540	Gannett Co., Inc.
Phoenix	15	KPPX	51	1,596,950	Gannett Co., Inc.
Cleveland	16	WVPX	23	1,556,670	Gannett Co., Inc.
Miami	17	WPXM	35	1,496,810	NBC
Denver	18	KPXC	59	1,401,760	Gannett Co., Inc.
Sacramento	19	KSPX	29	1,315,030	Hearst-Argyle Television, Inc.
Orlando	20	WOPX	56	1,303,150	Hearst-Argyle Television, Inc.
Portland, OR	24	KPXG	22	1,086,900	Belo Corp.
Indianapolis	25	WIPX	63	1,053,020	Dispatch Broadcast Group
Hartford	27	WHPX	26	1,017,530	NBC
Raleigh-Durham	29	WFPX	62	966,720	NBC
Raleigh-Durham	29	WRPX	47	966,720	NBC
Nashville	30	WNPX	28	916,170	—
Kansas City	31	KPXE	50	894,580	Scripps Howard Broadcasting Company
Milwaukee	32	WPXE	55	886,770	Journal Broadcast Group, Inc.
Salt Lake City	36	KUPX	16	800,000	—
San Antonio	37	KPXL	26	748,950	Clear Channel Broadcasting, Inc.
Grand Rapids	38	WZPX	43	732,600	LIN Television Corp.
West Palm Beach	39	WPXP	67	729,010	Scripps Howard Broadcasting Company
Birmingham	40	WPXH	44	717,300	NBC
Norfolk	41	WPXV	49	707,750	LIN Television Corp.
New Orleans (4)(5)	43	WPXL	49	695,760	Hearst-Argyle Television, Inc.
Memphis (4)(5)	44	WPXX	50	658,250	Raycom America, Inc.
Oklahoma City	45	KOPX	62	655,250	The New York Times Company
Buffalo	46	WPXJ	51	651,970	Gannett Co., Inc.
Greensboro	48	WGPX	16	648,860	Hearst-Argyle Television, Inc.
Providence	49	WPXQ	69	644,980	NBC
Louisville (4)(6)	50	WBNA	21	637,680	—
Jacksonville-Brunswick	52	WPXC	21	613,000	Post-Newsweek Stations, Inc.
Wilkes Barre	53	WQPX	64	592,560	The New York Times Company
Albany	55	WYPX	55	555,640	—
Knoxville	59	WPXK	54	513,630	Raycom America, Inc.
Tulsa	60	KTPX	44	510,960	Scripps Howard Broadcasting Company
Charleston, WV	62	WLPX	29	508,750	—
Lexington	64	WUPX	67	481,120	—
Roanoke	67	WPXR	38	445,670	Media General, Inc.
Honolulu	71	KPXO	66	417,120	—
Des Moines	73	KFPX	39	412,230	The New York Times Company
Syracuse	77	WSPX	56	395,400	Raycom America, Inc.

	Market	Station Call	Broadcast	Total Market TV
Market Name	Rank (1)	Letters	Channel	Households (2)	JSA Partner (3)
Spokane	80	KGPX	34	384,060	KHQ, Incorporated
Cedar Rapids	88	KPXR	48	331,610	—
Greenville-N. Bern	105	WEPX	38	270,200	—
Greenville-N. Bern	105	WPXU	35	270,200	—
Wausau	133	WTPX	46	181,780	—

(1)	Market rank is based on the number of television households in the television market or Designated Market Area, or “DMA,” as used by Nielsen, effective as of September 2004.

(2)	Refers to the number of television households in the DMA as estimated by Nielsen, effective as of September 2004.

(3)	Indicates the company with which we have entered into a JSA for the station. In March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005, and we began discussions with NBC as to the termination of each of the JSAs with NBC (covering 14 of our stations in 12 markets).

(4)	Station is independently owned and is operated by us under a time brokerage agreement.

(5)	We have the option to acquire the station and the current owner has the right to require us to purchase the station at anytime after January 1, 2007 through December 31, 2008.

(6)	We have a right of first refusal to acquire the station.

     Cable and Satellite Distribution. In order to increase the distribution of our programming, we have entered into carriage agreements with the nation’s largest cable multiple system operators, as well as with other cable system operators and satellite television providers. These cable and satellite system operators carry our programming on a designated channel of their service. These carriage agreements enable us to reach television households in markets not served by our owned or affiliated stations. Our carriage agreements with cable system operators generally require us to pay an amount based upon television households reached. Our carriage agreements with satellite television providers allow the satellite provider to sell and retain the advertising revenue from a portion of the non-network advertising time during PAX TV programming hours. Some of our carriage agreements with cable operators also provide this form of compensation to the cable operator. We do not pay compensation for reaching households in DMAs already served by our broadcast stations, even though the cable operator may provide our programming to these households, because we have exercised our “must carry” rights under the Communications Act. We believe that the ability to view our programming on one of the lower numbered channel positions (generally below channel 21) on a cable system improves the likelihood that viewers will watch our programming, and we have negotiated favorable channel positions with most of the cable system operators and satellite television providers with whom we have carriage agreements. Through cable and satellite distribution, we reach approximately 18% of U.S. prime time television households in DMAs not already served by a PAX TV station.

     Our PAX TV Affiliated Stations. To increase the distribution of PAX TV, we have entered into affiliation agreements with stations in markets where we do not otherwise own or operate a broadcast station. These stations include full power and low power television stations. Each affiliation agreement gives the particular station the right to broadcast PAX TV programming, or portions of it, in the station’s market. Our affiliation agreements provide us with additional distribution of our PAX TV programming without the expense of acquiring a station or paying compensation to cable system operators in the markets reached. Under our affiliation agreements, we are not required to pay cash compensation to the affiliate, and the affiliate is entitled to sell and retain the revenue from all or a portion of the non-network advertising time during the PAX TV programming hours. We have affiliation agreements with respect to 47 television stations which reach approximately 6% of U.S. prime time television households.

     In March 2005, we notified all of our affiliates that we were exercising our right to terminate the affiliation agreements, effective June 30, 2005. We will seek to replace the distribution lost by the termination of our network affiliation agreements through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms.

Programming

     We operate PAX TV, a network that provides programming seven days per week, 24 hours per day. During our PAX TV entertainment programming hours, which are between 5:00 p.m. and 11:30 p.m., local time, Monday through Friday, and 6:00 p.m. and 11:00 p.m., Saturday and Sunday, we offer entertainment programs that are free of excessive violence, explicit sexual themes and foul language. Our PAX TV entertainment lineup consists of original shows, syndicated programs and a limited amount of entertainment and sports programming on a market-by-market basis.

     During each programming season since our launch, we have developed original PAX TV entertainment programming, as our operating experience with PAX TV has shown that quality original programs can generate higher ratings and deliver a greater return to us, in terms of advertising revenues, than syndicated programs of comparable cost. By employing cost efficient development and production techniques, such as the development of program concepts without the use of pilots, and by entering into production arrangements with foreign production companies through which we are able to share production costs, gain access to lower cost production labor and participate in tax incentives, we have developed original entertainment programming for PAX TV at costs which we believe to be lower than those typically incurred by other broadcast networks for original entertainment programming. In addition, we attempt to pre-sell the foreign and other distribution rights to our original PAX TV programming and thereby recover a significant portion of the program’s production costs, while retaining all of the domestic rights. Our agreements for syndicated programming generally entitle us to exclusive nationwide distribution rights over our entire television distribution system for a fixed cost, without regard to the number of households that receive our programming.

     In March 2004 we entered into an agreement with NBC under which NBC consulted with us on the development, production and programming of scripted and unscripted television series, games shows and specials for the 2004-2005 broadcast season. We committed significant resources to this programming initiative, and the shows we developed were targeted largely to a younger audience demographic that is more attractive to advertisers than the audience demographic that has typically viewed our programming. We launched these shows on PAX TV at various times during the second half of 2004. To date, this programming initiative has not served to materially improve our audience ratings or advertising revenues. Our consulting agreement with NBC has expired and, although we continue to fund our remaining commitments to this programming initiative, we are not currently planning to invest significant additional resources in the development of new original programming. We plan to maintain a flexible programming strategy and to evaluate other programming opportunities that might be available to us which would improve our cash flow.

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

     Under many of our JSAs, the JSA partner provides our station with local evening news broadcasts, which may be a rebroadcast of the JSA partner’s news in a different time slot or a news broadcast produced for PAX TV. We do not expect these arrangements to continue after termination of our JSAs, as discussed above.

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

     Some viewer demographic groups are more attractive to advertisers than others, such as adults of working age who typically have greater purchasing power than other viewer demographic groups. Many products and services are targeted to consumers with specific demographic characteristics, and a viewer demographic group containing a concentration of these types of consumers generally will be more attractive to advertisers. Based on our experiences with PAX TV, advertisers often will pay higher rates to advertise during programming that reaches demographic groups that are targeted by that advertiser. A component of our entertainment programming strategy is to air programming that will increase PAX TV’s ratings among certain demographic groups that are most attractive to advertisers.

Advertising

     We offer advertisers the opportunity to reach PAX TV’s nationwide viewing audience with a single infomercial or commercial, and to target specific geographic markets in which our programming is aired.

     We sell airtime to advertisers for long form paid programming, consisting primarily of infomercials. This programming may appear on our nationwide PAX TV network or it may be aired only in specific geographic markets. Our national long form sales team sells network and regional paid programming time. Local paid programming may be sold by our national sales team or by the local sales team at each station.

     We also sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement, which we refer to as network advertising. NBC serves as our exclusive sales representative to sell most of our network spot advertising. Network spot advertising represented approximately 21.0% of our net revenue during the year ended December 31, 2003 and 20.7% of our net revenue during the year ended December 31, 2004. The central programming signal through which we supply our programming to our stations and to cable and satellite viewers includes advertising, generally of a direct response nature, which reaches our cable and satellite viewers (during both PAX TV entertainment programming and other viewing hours) in markets not served by our stations during time that is otherwise allocated to station spot advertising, and which reaches viewers in local markets during unsold station spot advertising time. We include the revenue from this advertising in our network advertising revenues.

     We also sell commercial air time to local and national advertisers who want to reach our viewing audience in specific geographic markets in which we operate, which we refer to as station advertising. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. NBC provides national advertising sales services for a majority of our stations. In markets in which our stations are operating under JSAs, our JSA partner serves as our exclusive sales representative to sell our local station advertising. For stations for which NBC does not provide national account representation, our JSA partner performs this function. Our local sales force sells this advertising in markets without JSAs. Our station advertising represented approximately 38.3% of our net revenue during the year ended December 31, 2003 and 39.5% of our net revenue during the year ended December 31, 2004 (including 21.4% and 22.8%, respectively, of our net revenue during each such year which was derived from local and national long form paid programming).

     In March 2005, we notified our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005. We also notified NBC that we were exercising our right to remove, effective June 30, 2005, all of our stations from our national sales agency agreement, pursuant to which NBC sells national spot advertisements for 49 of our 60 stations. We also began discussions with NBC as to the termination of our network sales agency agreement with NBC and each of our JSAs with NBC (covering 14 of our stations in 12 markets). We plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings, and to focus our sales efforts on long form paid programming and non-rated spot advertisements. We intend to transfer our local advertising sales efforts to our own employees by the beginning of July 2005 and to transfer our network advertising sales efforts to our own employees following resolution of our discussions with NBC.

     Our advertising rates are typically negotiated and based upon:

•	economic and market conditions;

•	the size of the market in which a station operates;

•	a program’s popularity among the viewers that an advertiser wishes to attract;

•	the number of advertisers competing for a time slot;

•	the availability of alternative advertising media in the market area;

•	the demographic composition of the market served by the station;

•	development of projects, features and programs that tie advertiser messages to programming; and

•	quarterly “sweeps” performance ratings which measure household tuning and demographic audience estimates in all 210 Nielsen TV markets.

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

     Series B Preferred Stock. Under the investment agreement, a wholly-owned subsidiary of NBC acquired $415 million aggregate liquidation preference of our Series B preferred stock. This security accrues cumulative dividends and is convertible, subject to adjustment under the terms of the Series B preferred stock, into 31,896,032 shares of our Class A common stock at an initial conversion price of $13.01 per share ($18.83 per share as of December 31, 2004). On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock was adjusted from the initial annual rate of 8% to an annual rate of 16.2% as required by the terms of the Series B preferred stock. The shares of Series B preferred stock are exchangeable, in whole or in part, at the option of the holders, into convertible debentures ranking on a parity with our other subordinated indebtedness subject, with respect to any exchange before January 1, 2007, to the exchange being permitted under the terms of our debt and preferred stock instruments. The maturity date of the convertible debentures into which the shares of Series B preferred stock are exchangeable is December 31, 2009.

     We are involved in litigation with NBC in the Delaware Court of Chancery regarding the adjustment of the rate at which dividends accrue on our Series B preferred stock, as described below under “Forward Looking Statements and Associated Risks and Uncertainties — The adjustment to the dividend rate on our Series B preferred stock could have adverse consequences for our business.”

     Warrant A and Warrant B. A wholly-owned subsidiary of NBC also acquired a warrant (“Warrant A”) to purchase up to 13,065,507 shares of Class A common stock at an exercise price of $12.60 per share, and a warrant (“Warrant B”) to purchase from us up to 18,966,620 shares of Class A common stock at an exercise price equal to the average of the closing sale prices of the Class A common stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date, provided that the average price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price. The warrants are exercisable until September 2009, subject to various conditions and limitations. In addition:

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

     Optional Redemption by NBC. On November 13, 2003, NBC notified us that it was exercising its right under its investment agreement with us to demand that we redeem or arrange for a third party to acquire (the “Redemption”), by payment in cash, all 41,500 outstanding shares of our Series B Convertible Exchangeable Preferred Stock held by NBC. The aggregate redemption price payable in respect of the 41,500 preferred shares, including accrued dividends thereon, was approximately $600.7 million as of December 31, 2004.

     Between November 13, 2003 and November 13, 2004 we were unable to consummate the Redemption as the terms of our outstanding debt and preferred stock prohibited the Redemption and we did not have sufficient funds on hand to consummate the Redemption. We are involved in litigation with NBC in the Delaware Court of Chancery in which we are seeking a declaratory ruling that we are not obligated to consummate the Redemption and are not in default under our agreement with NBC by virtue of not having done so.

     As we did not effect the Redemption by November 13, 2004, NBC generally is permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, the contractual rights with respect to the NBC investment agreement and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson’s Class B common stock will expire, to the extent unexercised, 30 days after any such transfer. If NBC transfers any of our securities or its right to acquire Mr. Paxson’s Class B common stock, the transferee will remain subject to the terms and conditions of such securities, including those limitations on exercise described above.

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

     Inability to Effect a Redemption. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. In order to be able to effect a redemption demanded by NBC, we would need not only to raise sufficient cash to fund payment of the redemption price, but also to obtain the consents of the holders of our outstanding debt and preferred stock or repay, redeem or refinance these securities in a manner that obviated the need to obtain the consents of the holders. Alternatively, we would need to identify a third party willing to purchase NBC’s Series B preferred stock directly from NBC or to enter into a merger, acquisition or other transaction with us as a result of which NBC’s Series B preferred stock would be redeemed or acquired.

     Optional Redemption by the Company. We have the right, at any time, to redeem any or all of our outstanding Series B preferred stock at a redemption price per share equal to the higher of (i) the liquidation preference of $10,000 per share plus accrued and unpaid dividends, and (ii) the product of 80% of the average of the closing sale prices of the Class A common stock for the ten consecutive trading days ending on the trading day immediately preceding our notice to NBC exercising the optional redemption, and the number of shares of Class A common stock into which a share of Series B preferred stock is convertible (approximately 768.58 shares of Class A common stock as of December 31, 2004).

     If we elect to redeem a portion of our outstanding Series B preferred stock, we are required to declare and pay, in full, all of the accumulated and unpaid dividends on the Series B preferred stock. As of December 31, 2004, accumulated and unpaid dividends on the Series B preferred stock aggregated approximately $185.7 million.

     Consent Rights. The investment agreement also provides that we must obtain the consent of NBC for various actions, including:

•	approval of annual budgets;

•	expenditures materially in excess of budgeted amounts;

•	material acquisitions of programming;

•	material amendments to our certificate of incorporation or bylaws;

•	material asset sales or purchases, including, in some cases, sales of our television stations;

•	business combinations where we would not be the surviving corporation or as a result of which we would experience a change of control;

•	issuances or sales of any capital stock, with some exceptions;

•	certain affiliate transactions;

•	stock splits or recombinations;

•	any increase in the size of our board of directors other than any increase resulting from provisions of our outstanding preferred stock of up to two additional directors; and

•	joint sales, joint services, time brokerage, local marketing or similar agreements as a result of which our stations with national household coverage of 20% or more would be subject to those agreements.

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

     Stockholders Agreement. We also entered into a stockholders agreement with NBC, Mr. Paxson and entities controlled by Mr. Paxson under which we are permitted (but not required) to nominate persons named by NBC for election to our board of directors upon request by NBC if NBC determines that its nominees are permitted under the Communications Act and FCC rules to serve on our board. Mr. Paxson and his affiliates agreed to vote their shares of common stock in favor of the election of those persons as our directors. As part of the outcome of the proceedings that we initiated in 2001, which are described below, the FCC determined in 2002 that any NBC nominated director must not be an NBC employee and must be a person who would reasonably be expected to act independently on all matters. The stockholders agreement further provides that we will not, without the prior written consent of NBC, enter into certain agreements or adopt certain plans which would be breached or violated upon the acquisition of our securities by NBC or its affiliates or would otherwise restrict or impede the ability of NBC or its affiliates to acquire additional shares of our capital stock.

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

     Operational Arrangements. In connection with these transactions, we entered into a number of business arrangements with NBC. As part of these arrangements and our relationship with NBC:

•	NBC provides network advertising sales, marketing and network research services for PAX TV;

•	NBC provides national advertising sales services for a majority of our stations; and

•	NBC has provided some of its programming, including movies and sporting events, for broadcast on PAX TV.

     We have entered into JSAs with NBC with respect to 14 of our stations serving 12 markets also served by an NBC owned and operated station, and with 27 independently owned NBC affiliated stations serving our markets. Under the JSAs, the NBC stations sell all non-network advertising of our stations and receive commission compensation for those sales, and each of our stations may carry one hour per day of NBC syndicated programming, subject to compliance with our entertainment programming content standards.

     In March 2005, we notified NBC that we were removing, effective June 30, 2005, all of our stations from the national sales agency agreement pursuant to which NBC sells national spot advertisements for 49 of our 60 stations. In addition, we began discussions with NBC as to the termination of our network sales agency agreement with NBC and each of the JSAs with NBC.

     Delaware Court of Chancery Proceedings. On August 19, 2004, NBC filed a complaint against us in the Court of Chancery of the State of Delaware seeking a declaratory ruling as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the Certificate of Designation (the “Certificate of Designation”) of our Series B preferred stock held by NBC. On September 15, 2004, the annual rate at which dividends accrue on the Series B preferred stock was reset from 8% to 16.2% in accordance with the procedure specified in the terms of the Series B preferred stock. We engaged CIBC World Markets Corp., a nationally recognized independent investment banking firm, to determine the adjusted dividend rate as of the fifth anniversary of the original issue date of the Series B preferred stock.

     On October 14, 2004, we filed our answer and a counterclaim to NBC’s complaint. Our answer largely denies the allegations of the NBC complaint and our counterclaim seeks a declaratory ruling that we are not obligated to redeem, and will not be in default under the terms of the agreement under which NBC made its initial $415 million investment in us if we do not redeem, the Series B preferred stock on or before November 13, 2004. NBC delivered a notice of demand for redemption on November 13, 2003, and has since alleged, both through statements to the press and in its complaint filed in Delaware, that we are obligated to redeem, and will be in default if we do not redeem, NBC’s investment on or before November 13, 2004.

     We and NBC have filed briefs in the litigation and have each moved for judgment on the pleadings. The court heard oral argument on the respective motions on February 14, 2005 and has not yet issued its ruling.

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

     Advertising. PAX TV competes for advertising revenues principally with other broadcast and cable television networks and to some degree with other nationally distributed advertising media, such as print publications. Our television stations also compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars at the television station level occurs primarily within individual markets. Some national advertisers may be more interested in buying groups or markets, either on a regional basis that align to products’ distribution patterns, or among larger markets, such as the top 50, as those markets represent approximately two-thirds of the nation’s television households. We believe owning and operating stations located primarily in the top 50 markets is more attractive to national advertisers with broad-based distribution of products and services. Generally, a television station in one market does not compete with stations in other market areas.

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

     Television National Ownership Rule. On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties asked the FCC to reconsider portions of its decision and other parties sought judicial review. In September 2003, the U. S. Court of Appeals for the Third Circuit issued an order staying the effectiveness of the new media ownership rules, and in June 2004 the Third Circuit remanded the proceeding to the FCC with instructions to the FCC to better justify or modify its approach to setting the numerical limits. The stay remains in effect pending further review by the Third Circuit of the FCC’s further action. Several parties have filed petitions for review by the Supreme Court which are currently pending.

     Among other things, the FCC’s new ownership rules would have increased the percentage of the nation’s television households that may be served by television broadcast stations in which the same person or entity has an attributable interest from 35% to 45% of national television households. The Consolidated Appropriations Act of 2004 directed the FCC to increase this percentage to 39% of national television households and allows an entity that acquires licensees in excess of 39% two years to come into compliance with the new cap. The enactment of the 39% cap mooted the FCC’s proposed 45% cap. This act also provides that the FCC shall conduct a quadrennial, rather than biennial, review of its ownership rules. The new rules also relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, these new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations, or newspapers.

     In assessing compliance with the national ownership caps, the FCC counts each UHF station as serving only half of the television households in its market. This ‘‘UHF Discount’’ is intended to take into account that UHF stations historically have provided less effective coverage of their markets than VHF stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet the recently-enacted 39% ownership cap. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF Discount will ‘‘sunset’’—i.e., expire—for the top four broadcast networks (ABC, NBC, CBS, and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future review whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations. The Third Circuit opinion referred to above also held that the Consolidated Appropriations Act of 2004 mooted any argument on whether the FCC could maintain the “UHF Discount.”

     In the last Congress, in addition to enacting the 39% cap, separate legislation was introduced to prohibit the application of the UHF Discount to UHF stations sold after June 2, 2003, to sunset the UHF Discount in 2008 for all UHF stations, to prohibit the cross ownership of newspapers and television stations in the same market and to nullify in their entirety the rule changes adopted by the FCC.

     Television Duopoly Rule. The FCC’s television duopoly rule permits a party to own two television stations without regard to signal contour overlap if each station is located in a separate designated market area, or DMA. A party may own two television stations in the same DMA so long as (1) at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and (2) at least one of the two stations is not among the four top-ranked stations in the market based on audience share. Without regard to the number of independently owned television stations or ‘‘media voices,’’ the FCC permits television duopolies within the same DMA so long as the stations’ Grade B service contours do not overlap. Satellite stations that are authorized to rebroadcast the programming of a ‘‘parent’’ station located in the same DMA are also exempt from the duopoly rule. In April 2002, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decision establishing an eight ‘‘media voice’’ standard for same-market television duopolies. The court remanded the proceeding to the FCC to consider whether it should include in its definition of ‘‘media voices’’ other media (i.e., newspapers, radio, and cable). The court also suggested that, on remand, the FCC may decide to adjust the numerical limit of eight.

     On June 2, 2003 the FCC adopted new rules governing, among other things, the number of television stations a party may own in the same DMA. Under the new rules, a party would be permitted to have an attributable interest in up to two television stations in the same DMA, provided there were between five and 17 television stations in the DMA and provided that only one of the duopoly stations was among the top four television stations in the market in terms of audience share. Duopolies would not be permitted in markets with fewer than five television stations. In markets with 18 or more television stations, a party would be permitted to own up to three television stations in a DMA, only one of which may be among the top four in terms of audience share. The new rules would also eliminate the contour overlap rule for television. The ‘‘media voice’’ test would be eliminated and the number of television stations in a market would be calculated by counting all full-power commercial and noncommercial television stations located within a given DMA. Neither cable channels, Class A television stations, low power television stations, television translator stations nor dark or non-operational stations would be included in the count. Satellite television stations would also be excluded from the count, if the parent and satellite station were located within the same DMA. The effectiveness of these new rules has been stayed by the order of the U.S. Court of Appeals for the Third Circuit described above.

     Television/Newspaper Radio/Television Cross Ownership. On June 2, 2003, the FCC removed the newspaper-broadcast and radio-television cross-ownership prohibitions and replaced them with a new set of ‘‘cross-media limits.’’ The FCC continued, however, to prohibit common ownership of daily newspapers and broadcast stations, and television/radio combinations in markets with three or fewer television stations. In markets having between four and eight television stations, the new rules would limit ownership to one of the following combinations: (1) a daily newspaper, one television station and up to half of the radio station limit for the market; (2) a daily newspaper, no television station and up to the radio station limit for the market; or (3) two television stations (if allowable under the new rules), no daily newspaper, and up to the radio station limit for the market. In markets having nine or more television stations the cross-media limits would be eliminated completely and only the new local television and local radio ownership rules would apply. Under the new rules, noncommercial television stations would be included in the station count. The effectiveness of these new rules has been stayed by the order of the U.S. Court of Appeals for the Third Circuit described above.

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

     A joint sales agreement, or ‘‘JSA,’’ is an arrangement by which a brokering station provides advertising sales services, but not programming, for another station in the market. On August 7, 2004, the FCC commenced a rulemaking proceeding to consider whether to treat a television licensee’s JSA to sell the advertising time of another television station in the same market as the equivalent of ownership of that station for purposes of the FCC’s local television ownership rules. The FCC may adopt rules affecting these arrangements that could adversely affect our current station operations under existing JSAs. We cannot predict what rules the FCC will adopt or what effect any new rules are likely to have. In March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 2005.

     Alien Ownership. Under the Communications Act, no FCC broadcast license may be held by a corporation of which more than one-fifth of its capital stock is owned or voted by aliens or their representatives or by a foreign government or its representative, or by any corporation organized under the laws of a foreign country (collectively ‘‘Aliens’’). Furthermore, the Communications Act provides that no FCC broadcast license may be granted to any corporation controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by Aliens if the FCC should find that the public interest would be served by the refusal of the license.

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

     The Communications Act and FCC rules also regulate the broadcasting of political advertisements by television stations. Stations must provide ‘‘reasonable access’’ for the purchase of time by legally qualified candidates for federal office and ‘‘equal opportunities’’ for the purchase of equivalent amounts of comparable broadcast time by opposing candidates for the same elective office. Before primary and general elections, legally qualified candidates for elective office may be charged no more than the station’s ‘‘lowest unit charge’’ for the same class of advertisement, length of advertisement and daypart.

     The Bipartisan Campaign Reform Act of 2002 (‘‘BCRA’’) (also known as the McCain-Feingold campaign finance bill) modified the regulation of certain aspects of political campaign fundraising and expenditures, and imposed new restrictions on the broadcast of ‘‘issue advertisements.’’ Congress previously has considered and may in the future consider amending the political advertising laws by changing the statutory definition of ‘‘lowest unit charge’’ in a manner which would require television stations to sell time to federal political candidates at lower rates. We are unable to predict whether additional changes to the political broadcasting laws will be enacted, or what effect, if any, these changes might have upon our business.

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

     Cable ‘‘Must Carry’’/Retransmission Consent Regulations. Under the Communications Act, every local commercial television broadcast station must elect once every three years to require a cable system to carry the station subject to certain exceptions, or to negotiate for retransmission consent to carry the station. A station’s ‘‘must carry’’ rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on the station, and the quality of the station’s signal at the cable system’s headend. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the cable system consent to retransmit the broadcast signal for a fee or other consideration. Our television stations have generally elected the ‘‘must carry’’ alternative. Our elections of retransmission or ‘‘must carry’’ status will continue until the next election period, which commences on January 1, 2006.

     In a recently concluded rulemaking proceeding, the FCC determined that cable television systems are not required to carry both the analog and digital television signals of local television stations. In an initial order in the proceeding, the FCC concluded that broadcasters would not be entitled to mandatory carriage of both their analog and digital signals, and that a cable television system is required to carry a digital signal only if the broadcaster first surrenders the analog signal. Broadcasters with multiple digital video programming streams are required to designate a single, primary video stream eligible for mandatory carriage. Alternatively, television licensees may negotiate with cable television systems for carriage of their digital signal in addition to their analog signal under retransmission consent.

     Under retransmission consent agreements, some of our television stations are also carried as distant signals on cable systems that are located outside of those stations’ markets. Cable systems generally must remit a compulsory license royalty fee to the United States Copyright Office to carry television stations in distant markets. We have filed a request with the Copyright Office to change our stations’ status under the compulsory license from ‘‘independent’’ to ‘‘network’’ signals. If the Copyright Office grants our request, certain cable systems may transmit our stations at reduced royalty rates. We cannot determine when the Copyright Office will act on this request, or whether we will receive a favorable ruling.

     Satellite Carriage of Television Broadcast Signals. Under the Satellite Home Viewer Improvement Act of 1999, which we refer to as SHVIA, a satellite carrier must obtain retransmission consent before carrying a television station, and a satellite carrier delivering the signal of any local television station is required to carry all television stations licensed to the carried station’s DMA. SHVIA was recently extended for five years until the end of 2009. The FCC rules implementing SHVIA are similar to the must-carry and retransmission consent rules that apply to cable television systems. Our PAX TV signal currently is carried on satellite systems under agreements we negotiated with the satellite television providers, which allow the satellite provider to sell and retain the advertising revenues from a portion of the non-network advertising time during PAX TV programming hours and which require the carriage of some of our television stations in certain circumstances.

     Digital Television Service. The FCC has adopted rules for the implementation of digital television, or DTV, service, a technology which is intended to improve the quality of television broadcast signals. The FCC allotted a second channel for DTV operations to each broadcaster who held a license or a construction permit for a full service television station on April 3, 1997. Each such licensee and permittee must return one of its two channels at the end of the DTV transition period currently scheduled to end on December 31, 2006 or when 85% of the service areas of the stations in a DMA as determined by Nielsen can receive digital signals. The transition period could be extended in certain areas depending generally on the level of DTV market penetration or if the FCC or Congress changes the schedule. Except for certain stations operating analog facilities in the 700 MHz spectrum band that have been allotted a digital channel in the 700 MHz spectrum band, the FCC has established a schedule by which broadcasters must begin DTV service absent extenuating circumstances that may affect individual stations.

     Under the FCC’s digital television transition rules a station will be in compliance with its build-out requirement, without constructing the full authorized facilities, so long as, by May 1, 2002, it constructed digital facilities capable of serving its community of license with a signal of requisite strength. The dates by which digital facilities replicating a station’s analog service area must be constructed have been set by the FCC as July 1, 2005 and July 1, 2006 depending on market size and network affiliation. The FCC has authorized analog stations operating in the 700 MHz spectrum band that have entered into voluntary agreements with future users of the 700 MHz spectrum resulting in the surrender of the analog 700 MHz channel to continue broadcasting their analog signal on the channel assigned for digital service and to delay the institution of digital service until December 31, 2005, or later than December 31, 2005 if it can be demonstrated that less than 70% of the television households in the station’s market are capable of receiving digital broadcast signals. Broadcasters given a digital channel allocation within the 700 MHz band may forego the use of that channel for digital service until December 31, 2005, or later than December 31, 2005, if it can be demonstrated that less than 70% of the television households in the station’s market are capable of receiving digital broadcast signals. Broadcasters left with a single-channel allotment as a result of clearing the 700 MHz spectrum band will retain the interference protection associated with their digital television channel allotment for a period of 31 months after beginning to transmit in digital.

     The FCC has adopted rules permitting DTV licensees to offer ‘‘ancillary or supplementary services’’ on their DTV channels, so long as such services are consistent with the FCC’s DTV standards, do not derogate required DTV services, and are regulated in the same manner as similar non-DTV services. The FCC’s rules require that DTV licensees pay a fee (based on revenues) for any subscription-based services that are provided. The FCC has commenced a proceeding to consider additional public interest obligations for television stations as they transition to digital broadcast television operation. The FCC is considering various proposals that would require DTV stations to use digital technology to increase program diversity, political discourse, access for disabled viewers and emergency warnings and relief. If these proposals are adopted, our stations may be required to increase their current level of public interest programming, which generally does not generate as much revenue from commercial advertisers.

     Proposed Changes. Congress and the FCC have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our company and our television broadcast stations. We cannot predict what other matters may be considered in the future, nor can we judge in advance what effect, if any, the implementation of any of these proposals or changes might have on our business.

Employees

     As of December 31, 2004, we had 458 full-time employees and 43 part-time employees. None of our employees are represented by labor unions. We consider our relations with our employees to be good.

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

Trademarks and Service Marks

     We have 36 registered trademarks and service marks (21 in the United States, nine in Mexico and six in Europe) and pending applications for registration of another eight trademarks and service marks (five in the United States, two in Mexico and one in Canada). We do not own any patents or have any pending patent applications.

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

     We are highly leveraged. As of December 31, 2004 we had total indebtedness of $1.0 billion, approximately $365.4 million of which was senior secured indebtedness, and redeemable preferred stock with an aggregate redemption value of approximately $1.2 billion (approximately $1.1 billion of which was exchangeable, under certain circumstances, into senior subordinated indebtedness). We may incur limited amounts of additional indebtedness to finance capital expenditures and for certain other corporate purposes. Our ability to incur indebtedness is subject to restrictions in the terms of the indentures governing our senior secured notes and our senior subordinated notes, as well as the terms of our outstanding preferred stock. The level of our indebtedness and redeemable preferred stock has important consequences to us, including that our cash flow from operations must be dedicated to debt service and will not be available for other purposes. Many of our competitors currently operate on a less leveraged basis and may have significantly greater operating and financing flexibility than us. The indentures and the preferred stock contain covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Currently, these covenants prevent us from incurring additional indebtedness other than limited amounts of certain types of permitted indebtedness (e.g., purchase money indebtedness), although certain refinancings of existing debt are permitted. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. If we were unable to service our indebtedness or satisfy our dividend or redemption obligations with respect to our outstanding preferred stock, we would be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There is no assurance that any of these strategies could be effected on satisfactory terms, if at all.

We have a history of operating losses and negative cash flow and we may not become profitable in the future.

     We have incurred losses from continuing operations in each fiscal year since our inception. For the years ended December 31, 2004, 2003 and 2002, our earnings were insufficient to cover our combined fixed charges and preferred stock dividend requirements by approximately $220.7 million, $139.8 million and $255.5 million, respectively. We expect to continue to experience net losses in the foreseeable future, principally due to interest charges on outstanding debt (and the debentures into which our outstanding preferred stock can be exchanged, if issued), dividends on outstanding preferred stock, and non-cash charges for depreciation and amortization expense related to fixed assets. Future net losses could be greater than those we have experienced in the past.

     Our cash flow from operations has been insufficient to cover our operating expenses, debt service requirements and other cash commitments in each of our last five fiscal years. We have financed our operating cash requirements, as well as our capital needs, during these periods with the proceeds of asset sales and financing activities, including the issuance of preferred stock and additional borrowings. Our senior secured floating rate notes and our 10 3/4% senior subordinated discount notes require us to make cash interest payments on a current basis, and we are required to commence making semi-annual cash interest payments of approximately $30.4 million under our 12 1/4% senior subordinated discount notes on July 15, 2006, and to make such payments on each January 15 and July 15 thereafter until these notes are repaid or refinanced. We may not be able to generate sufficient operating cash flow in the future to pay our debt service and preferred stock dividend requirements and may not be able to obtain sufficient additional financing to meet such requirements on terms acceptable to us, or at all.

     We engaged Bear, Stearns & Co. Inc. in 2002 and Citigroup Global Markets Inc. in 2003 to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. We terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that we believed would be in the best interests of all of our stockholders. While we continue to consider strategic alternatives that may arise, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, our principal efforts are focused on improving our core business operations and increasing our cash flow. See “Forward-Looking Statements and Associated Risks and Uncertainties—Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.”

PAX TV may not be successful as a broadcast television network.

     We launched our PAX TV entertainment programming on August 31, 1998, and are now in our seventh network broadcasting season. Our own experiences, as well as the experiences of other new broadcast television networks during the past decade, indicate that it requires a substantial period of time and the commitment of significant financial, managerial and other resources to gain market acceptance of a new television network by viewing audiences and advertisers to a sufficient degree that the new network can attain profitability. Although we believe that our approach is unique among broadcast television networks, in that we own and operate stations reaching most of the television households that can receive PAX TV, our business model is unproven and to date has not been successful. PAX TV may not gain sufficient market acceptance to be profitable or otherwise be successful.

If the rates at which we are able to sell long form paid programming were to decline or the audience ratings of our entertainment programming were to continue to decline, our advertising revenue could decrease.

     Advertising revenues constitute substantially all of our operating revenues. Our ability to generate advertising revenues depends upon our ability to sell our inventory of air time for long form paid programming at acceptable rates and, with respect to entertainment programming, to provide programming which attracts sufficient numbers of viewers in desirable demographic groups to generate audience ratings that advertisers will find attractive. Long form paid programming rates are dependent upon a number of factors, including our available inventory of air time, the viewing public’s interest in the products and services being marketed through long form paid programming, and economic conditions generally. Our revenues from the sale of air time for long form paid programming may decline. Our entertainment programming has not attracted sufficient targeted viewership or achieved sufficiently favorable ratings to enable us to generate enough advertising revenues to be profitable. Our ratings declined following the increase in the amount of long form paid programming on PAX TV in January 2003 and generally have not improved over the past year, despite our new original programming initiative launched in consultation with NBC during the second half of 2004. Our ratings may continue to decline, which would adversely affect that portion of our advertising revenues derived from the sale of commercial spots during our entertainment programming. We incur production, talent and other ancillary costs to produce original entertainment programs. Our original entertainment programming may not generate advertising revenues in excess of our programming and other costs.

We may lose a portion of our television distribution platform.

     In March 2005, we notified all of our PAX TV network affiliates that we were exercising our right to terminate our affiliation agreements with them, effective June 30, 2005. We will seek to replace the distribution lost by the termination of these agreements (consisting of approximately 6% of U.S. prime time television households) through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms. Our revenues may be reduced if we are unable to replace the lost distribution. A number of our carriage agreements with cable systems in markets where we do not own a television station place restrictions on the type of programming that we may broadcast on the local cable system. Should our programming be inconsistent with these restrictions, the cable systems may have the right to require us to distribute additional entertainment programming over these systems or the right to terminate their carriage agreements with us. Our financial results could be adversely affected if we were required to provide alternative programming to these cable systems or if we were to lose a portion of our distribution through the termination of these agreements.

The results of operations of our stations which operated under joint sales agreements could be adversely affected by the termination of the JSAs.

     The performance of our stations operating under JSAs depends to a substantial degree on the performance of our JSA partners, over which we have no control. We have entered into JSAs with respect to 45 of our television stations. Each JSA typically provides for our JSA partner to serve as our exclusive sales representative to sell our local station advertising and in 22 of our stations we have integrated and co-located our station operations with those of our JSA partners. In March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005, and we began discussions with NBC as to the termination of each of the JSAs with NBC (covering 14 of our stations in 12 markets). Although we took this action in order to improve our operating results, we may incur significant costs to resume operating the stations ourselves, including the expense of re-establishing office and studio facilities separate from those of the JSA partners, or transferring performance of these functions to another broadcast television station operator. Our network and station revenues could also be adversely affected by the disruption of our advertising sales efforts that could result from the unwinding of the JSAs. The unwinding or termination of some or all of our JSAs could adversely affect the results of operations of our stations and could have a materially adverse effect upon us. In addition, we may incur significant costs in order to effectuate a termination of our JSAs with NBC.

Our network and national advertising sales could be adversely affected by the termination of our network and national sales agency agreements with NBC.

     We have significant operating relationships with NBC which have been developed since NBC’s investment in us in September 1999. NBC serves as our exclusive sales representative to sell most of our PAX TV network advertising and is the exclusive national sales representative for most of our stations. In March 2005, we notified NBC that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBC, and we began discussions with NBC as to the termination of our network sales agency agreement with NBC. Although we took these actions in order to improve our operating results, we may incur significant costs to resume performing the advertising sales and other operating functions currently performed by NBC. Our network revenues could be adversely affected by the disruption of our advertising sales efforts that could result from the termination of our network sales agency agreement with NBC. The unwinding or termination of our network and national sales agency agreements with NBC could have a materially adverse effect upon us.

If advertisers have to pay higher residual payments to the members of the actors’ guilds that they use in spot advertisements on our network, advertisers may reduce or discontinue their advertising on our network.

     Approximately 21.0% of our 2003 net revenues and 20.7% of our 2004 revenues were derived from network commercial spot advertisements aired on PAX TV. We believe substantially all of our network spot advertisements were produced by advertisers or their advertising agencies using performers who are members of the Screen Actors Guild and the American Federation of Television and Radio Artists. When commercials are aired on broadcast and cable television networks, the performers are entitled to residual payments from the advertisers, which are determined under collective bargaining agreements between the guilds and the advertising community. Under the current guild agreements, the residual payments required to be paid by advertisers in connection with advertisements aired on cable networks are substantially lower than the residuals required to be paid in connection with advertising aired on broadcast networks. To date, we believe that a substantial portion of the network spot advertising time on PAX TV was purchased by advertisers under the assumption that the residual payment obligations incurred in connection with airing these spots were to be calculated under the rates applicable to cable networks, not those applicable to other broadcast networks. The current guild agreements include provisions establishing residual rates that are applicable to network advertisements aired on PAX TV and that are substantially lower than the rates applicable to broadcast networks but still higher, in most circumstances, than the rates applicable to cable networks. As a result of this development, some advertisers have informed us that our network advertising spots are no longer as attractive as those of cable networks because of the relatively higher residual payments applicable to PAX TV. Because of these higher residual payments, some advertisers may be unwilling to purchase advertising time on PAX TV unless we lower our rates or otherwise provide financial compensation to them. We are unable to predict the magnitude of the effect of this development on our network spot advertising revenues.

We may be required to purchase our outstanding debt and preferred stock if we experience a change of control.

     In the event of a “change of control” (as defined in the indentures governing our outstanding senior secured notes and senior subordinated notes), we will be required to offer to purchase all of the outstanding notes at a price equal to 101% (or 100% in the case of the senior secured notes, with respect to any change of control occurring on or after January 15, 2006) of the principal amount or accreted value, as the case may be, thereof. In the event of a “change of control” (as defined with respect to our outstanding preferred stock), we will be required to offer to purchase all of the shares of these preferred stocks then outstanding at 101% (100% for the Series A preferred stock) of the then effective liquidation preference thereof, plus accumulated and unpaid dividends. Generally, under these instruments a change of control will be deemed to have occurred if any person, other than Mr. Paxson and his affiliates or, with respect to the senior secured notes and senior subordinated notes, NBC and its affiliates, acquires control of a majority of the voting power of our outstanding capital stock or acquires more than one-third of the outstanding voting power and possesses voting power in excess of that possessed by Mr. Paxson and his affiliates (or, with respect to the senior secured notes and senior subordinated notes, NBC and its affiliates), or there is a merger and we are not the surviving corporation and our stockholders do not own at least a majority of the outstanding common stock of the surviving corporation. Our repurchase of our outstanding senior subordinated notes or the redemption of any of our preferred stock upon a change of control could also cause a default under the senior secured notes indenture. We can provide no assurance that in the event of a change of control, we will have access to sufficient funds or will be contractually permitted under the terms of our outstanding debt to repay our outstanding senior secured notes and senior subordinated notes or pay the required purchase price for any shares of preferred stock tendered by holders. Were this to occur, we could be required to seek third party financing to the extent we did not have sufficient available funds to meet our purchase obligations, and we can provide no assurance that we would be able to obtain this financing on favorable terms or at all.

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

     As a result of our agreements with NBC, NBC is in a position to exert significant influence over our management and policies and to prevent us from taking actions which our management may otherwise desire to take. NBC may have interests that differ from those of our other stockholders and debtholders. We must obtain NBC’s consent for:

•	approval of annual budgets;

•	expenditures materially in excess of budgeted amounts;

•	material acquisitions of programming;

•	material amendments to our certificate of incorporation or bylaws;

•	material asset sales or purchases, including sales of our television stations which are located in the top 20 DMAs;

•	business combinations where we would not be the surviving corporation or as a result of which we would experience a change of control;

•	issuances or sales of any capital stock, with some exceptions;

•	stock splits or recombinations;

•	any increase in the size of our board of directors other than an increase resulting from provisions of our outstanding preferred stock of up to two additional directors; and

•	joint sales, joint services, time brokerage, local marketing or similar agreements as a result of which our stations with national household coverage of 20% or more would be subject to those agreements.

We have not redeemed our securities held by NBC that NBC has demanded that we redeem and this could have adverse consequences for us.

     On November 13, 2003, NBC exercised its right to demand that we redeem, or arrange for a third party to acquire, all of the shares of our Series B preferred stock held by NBC, at a price equal to the aggregate liquidation preference thereof plus accrued and unpaid dividends, which as of December 31, 2004, totaled $600.7 million. Because we did not effect a redemption within one year after November 13, 2003, NBC is now permitted to transfer, without restriction, any of our securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, its contractual rights with respect to our business, and its other rights under the related transaction agreements. As a result, we are unable to prevent NBC from transferring its interest in our company to a third party selected by NBC in its discretion, which could have a material adverse effect upon us.

     We are involved in litigation with NBC regarding NBC’s demand for redemption. NBC has asserted that we continue to be required to redeem all of the shares of our Series B preferred stock held by NBC. If a court were to grant a judgment against us requiring us to pay the redemption amount, it would have a material adverse effect upon us. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. Further, we do not currently have sufficient funds to pay the redemption price for these securities. If we were unable to satisfy any such judgment, we would be in default under the indentures governing our senior secured notes and senior subordinated notes. In order to comply with NBC’s redemption demand, we would need to repay, refinance or otherwise restructure the majority of our outstanding indebtedness and preferred stock and raise sufficient liquidity to enable us to pay the required redemption price. Alternatively, we would need to find a third party willing to purchase those securities at the required redemption price. We believe it is unlikely that we would be able to accomplish any of these actions.

The adjustment to the dividend rate on our Series B preferred stock could have adverse consequences for our business.

     On September 15, 2004, the rate at which dividends accrue on our Series B preferred stock, all of which is held by NBC, was adjusted to an annual rate of 16.2% from the initial annual rate of 8%. The rate was adjusted pursuant to the terms governing the Series B preferred stock. We retained CIBC World Markets Corp., a nationally recognized independent investment banking firm, in connection with the rate adjustment process. We are involved in litigation with NBC regarding the rate adjustment. NBC has asserted that CIBC does not constitute an “independent” investment banking firm, and that the dividend rate adjustment was not performed in the manner required by the terms of the Series B preferred stock. As described in greater detail above under “Forward-Looking Statements and Associated Risks and Uncertainties—We have a high level of indebtedness and are subject to restrictions imposed by the terms of our indebtedness and preferred stock,” the increase in the dividend rate on our Series B preferred stock to 16.2% and any further increase resulting from the NBC litigation could have material adverse consequences for us. We are unable to predict whether we will be successful in the litigation with NBC and whether or to what degree the dividend rate on our Series B preferred stock may be increased further.

Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.

     Our ability to pursue strategic alternatives to address the challenges facing our company, such as the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or acquisition of our equity securities, is subject to various limitations and issues which we may be unable to control. A strategic transaction will, in most circumstances, require that we seek the consent of, or refinance, redeem or repay, NBC and the other holders of our preferred stock, as well as the holders of our senior and subordinated debt. FCC regulations may limit the type of strategic alternatives we may pursue and the parties with whom we may pursue strategic alternatives. In addition, our ability to pursue a strategic alternative will be dependent upon the attractiveness of our assets and business plan to potential transaction parties. Among other things, potential transaction parties may find unattractive our capital structure and high level of indebtedness, our carriage of the PAX TV programming and the overnight programming provided by The Christian Network, Inc., and certain of our television stations serving major television markets. Our relatively low tax basis in our television station assets (resulting in part from the Section 1031 like kind exchange discussed below) is a significant factor to be considered in structuring any potential transactions involving sales of a material portion of our television station assets, and may make certain types of transactions less attractive or not viable. Potential transaction parties may believe our stations and other assets to be less valuable than as shown in prior appraisals we have obtained. We may be prevented from consummating a strategic transaction due to any of these and other factors, or we may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of, these and other factors. We have not been successful to date in our efforts to find or effectuate strategic alternatives for our company, and we may not be successful in doing so in the future.

We could be subject to a material tax liability if the IRS successfully challenges our position regarding the 1997 disposition of our radio division.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a “30-day letter” proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the “30-day letter” offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for state income taxes. We have estimated the amount of state income tax for which we could be liable as of December 31, 2004 to be approximately $8.0 million should the IRS succeed in disallowing the entire deferred gain. In addition, we could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest, as of December 31, 2004, to be approximately $18.0 million and $4.0 million, respectively, should the IRS succeed in disallowing the entire deferred gain. The use of our net operating losses to offset any disallowed deferred gain would result in a benefit from income taxes. This matter is currently with the Appeals Office of the Internal Revenue Service.

We could be adversely affected by actions of the FCC, the Congress and the courts that could alter broadcast television ownership rules in a way that would materially affect our present operations or future business alternatives.

     On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties asked the FCC to reconsider portions of its decision and other parties sought judicial review. In September 2003, the U.S. Court of Appeals for the Third Circuit issued an order staying the effectiveness of the new media ownership rules pending its review of the FCC’s action. In June 2004, the Third Circuit remanded the proceeding to the FCC with instructions to the FCC to better justify or modify its approach to setting numerical limits. The stay remains in effect pending further review by the Third Circuit of the FCC’s further actions on remand. Several parties have filed petitions for review by the Supreme Court which are currently pending.

     Among other things, the FCC’s new rules would have increased the percentage of the nation’s television households that may be served by television broadcast stations in which the same person or entity has an attributable interest from 35% to 45% of national television households. The Consolidated Appropriations Act of 2004 directed the FCC to increase this percentage to 39% of national television households and allows an entity that acquires licensees serving in excess of 39% two years to come into compliance with the new cap. This act also provides that the FCC shall conduct a quadrennial, rather than biennial, review of its ownership rules. The new rules also relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, these new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations, or newspapers.

     In assessing compliance with the national ownership caps, the FCC counts each UHF station as serving only half of the television households in its market. This “UHF Discount” is intended to take into account that UHF stations historically have provided less effective coverage of their markets than VHF stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet the recently enacted 39% ownership cap. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF Discount will “sunset”, or expire, for the top four broadcast networks (ABC, NBC, CBS and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future review whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations. The Third Circuit stated that, barring legislative action, the FCC may decide the scope of its authority to modify or eliminate the UHF Discount outside of the Consolidated Appropriations Act of 2004 limitation. The Third Circuit opinion referred to above also held that the Consolidated Appropriations Act of 2004 mooted any argument on whether the FCC could maintain the “UHF Discount.”

     Since the FCC’s adoption of the new rules, in addition to the legislation enacting the 39% cap, separate legislation was introduced in the last Congress to prohibit the application of the UHF Discount to UHF stations sold after June 2, 2003, to sunset the UHF Discount in 2008 for all UHF stations, to prohibit the cross ownership of newspapers and television stations in the same market and to nullify in their entirety the rule changes adopted by the FCC. We cannot predict whether any pending legislation ultimately will be adopted or whether any petitions for reconsideration or further judicial review of the FCC’s decision of June 2, 2003 will result in significant changes to the ownership rules. A further rollback of the nationwide television ownership cap, the prohibition of newspaper and television cross ownership by Congress, any further limitation on the ability of a party to own two television stations without regard to signal contour overlap if each station is located in a separate designated market area, or action by the FCC or Congress affecting the availability of the UHF Discount, may adversely affect the opportunities we might have for sale of our television broadcast stations to those television group owners and major television broadcast networks that otherwise would be the most likely purchasers.

     In August 2004, the FCC commenced a rulemaking proceeding to consider whether to treat a television licensee’s joint sales agreement, or JSA, to sell the advertising time of another television station in the same market as the equivalent of ownership of that station for purposes of the FCC’s local television ownership rules. We have entered into JSAs for 45 of our television stations, 41 of which are with NBC owned or affiliated stations in our markets. The

FCC may adopt rules affecting these arrangements that could adversely affect our current station operations under existing JSAs. We cannot predict what rules the FCC will adopt or what effect any new rules are likely to have. In March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005.

We are required by the FCC to abandon the analog broadcast service of 23 of our full power stations occupying the 700 MHz spectrum and may suffer adverse consequences if we are unable to secure alternative distribution on reasonable terms.

     We hold FCC licenses for full power stations which are authorized to broadcast over either an analog or digital signal on channels 52-69 (“the 700 MHz band”), a portion of the broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band is in the process of being transitioned to use by new wireless and public safety entities. A federal statute requires that, after December 31, 2006, or the date on which 85% of television households in a television market are capable of receiving digital services, incumbent broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. Several members of Congress have advocated establishing December 31, 2006 as a firm date for the surrender of the analog spectrum without regard to whether the 85% capability threshold has been reached. The FCC is considering a proposal to extend the date for the surrender of the analog signals to December 31, 2008. In some cases, broadcasters, including our company, have been given a digital channel allocation within the 700 MHz band of spectrum. During this transition these new wireless and public safety entities are permitted to operate in the 700 MHz band provided they do not interfere with incumbent or allotted analog and digital television operations. In January 2003 the FCC commenced rulemaking proceedings in which it is considering aspects of the implementation of this 2006 statutory deadline for completion of the digital transition. Issues such as interference protection, rights of incumbent broadcasters and broadcasters’ ability to modify authorized facilities are being addressed in these proceedings. These proceedings remain pending. We cannot predict when we will abandon, by private agreement, or as required by law, the broadcast service of our stations occupying the 700 MHz spectrum. We could suffer adverse consequences if we are unable to secure alternative simultaneous distribution of both the analog and digital signals of those stations on reasonable terms and conditions. We cannot now predict the impact, if any, on our business of the abandonment of our broadcast television service in the 700 MHz spectrum.

Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and stock price.

     Under rules of the Securities and Exchange Commission, or SEC, promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we are required to furnish a report by our management on our internal control over financial reporting. Our report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not our internal control over financial reporting is effective. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, we identified a material weakness in our internal control over financial reporting. This material weakness is described in Item 9A, Controls and Procedures, of this report. Although we believe that we have remediated this material weakness, we cannot assure you that this remediation has been successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. The material weakness already identified, as well as any other weaknesses or deficiencies, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports, which in turn could have a material adverse effect on our stock price, and, if such weaknesses are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

     Further, our internal control report must contain a statement that our auditors have issued an attestation report on management’s assessment of our internal control. If our independent auditors are unable to attest that our management’s report is fairly stated or are unable to express an opinion on our management’s evaluation of the effectiveness of our internal control, investor confidence in the accuracy and completeness of our financial reports could be adversely affected, which in turn could have a material adverse effect on our stock price.

We cannot assure you that we will successfully exploit our broadcast station group’s digital television platform.

     We have completed construction of digital broadcasting facilities at 49 of our 60 owned and operated stations and are exploring the most effective use of digital broadcast technology for each of such stations. We cannot assure you, however, that we will derive commercial benefits from the exploitation of our digital broadcasting capacity. Although we believe that proposed alternative and supplemental uses of our analog and digital spectrum will continue to grow in number, the viability and success of each proposed alternative or supplemental use of spectrum involves a number of contingencies and uncertainties. We cannot predict what future actions the FCC or Congress may take with respect to regulatory control of these activities or what effect these actions would have on us.

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

     We compete for audience share and advertising revenues with other providers of television programming. Our PAX TV entertainment programming competes for audience share and advertising revenues with the programming offered by other broadcast and cable networks, and also competes for audience share and advertising revenues in our stations’ respective market areas with the programming offered by non-network affiliated television stations. Our ability to compete successfully for audience share and advertising revenues depends upon the popularity of our entertainment programming with viewing audiences in demographic groups that advertisers desire to reach. Our ability to provide popular programming depends upon many factors, including our ability to correctly gauge audience tastes and accurately predict which programs will appeal to viewing audiences, to produce original programs and purchase the right to air syndicated programs at costs which are not excessive in relation to the advertising revenue generated by the programming, and to fund marketing and promotion of our programming to generate sufficient viewer interest. Many of our competitors have greater financial and operational resources than we do which may enable them to compete more effectively for audience share and advertising revenues. All of the existing television broadcast networks and many of the cable networks have been operating for a longer period than we have been operating PAX TV, and therefore have more experience in network television operations than we have which may enable them to compete more effectively.

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

     The financial performance of our television stations is subject to various factors that influence the television broadcasting industry as a whole, including:

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

     The Communications Act of 1934 empowers the FCC to regulate other aspects of our business, in addition to imposing licensing requirements. For example, the FCC has the authority to:

•	determine the frequencies, location and power of our broadcast stations,

•	regulate the equipment used by our stations,

•	adopt and implement regulations and policies concerning the ownership and operation of our television stations, and

•	impose penalties on us for violations of the Communications Act of 1934 or FCC regulations.

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

     The FCC has adopted rules to govern the obligations of cable television systems to carry local television stations during and following the transition from analog to digital television broadcasting. The FCC concluded that a television broadcast station would not be entitled to mandatory carriage of both the station’s analog signal and its digital signal, and would not be entitled to mandatory carriage of its digital signal unless it first gives up its analog signal. Furthermore, the FCC concluded that a broadcaster with multiple digital programming streams will be required to designate the primary video stream eligible for mandatory carriage. Broadcasters operating with both analog and digital signals nevertheless could negotiate with cable television systems for carriage of their digital signal. We cannot predict what effect those rules will have on our business.

We cannot assure you that we would actually be able to realize, in any sale, liquidation, merger or other transaction involving our assets, the estimated values of such assets set forth in any appraisal.

     We have had appraisals of certain of our assets, including our broadcast television stations, prepared by independent valuation firms from time to time. Each appraisal was prepared in accordance with certain procedures and methodologies set forth therein. In general, appraisals represent the analysis and opinion of each of the appraisers as of their respective dates, subject to the assumptions and limitations set forth in the appraisal. An appraisal may not be indicative of the present or future values of our assets upon liquidation or resale. Although appraisals are based upon a number of estimates and assumptions that are considered reasonable by the appraiser issuing such appraisal, these estimates and assumptions are subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond our control or the ability of the appraisers to accurately assess and estimate, and are based upon assumptions with respect to future business decisions and conditions which are subject to change. The opinions of value set forth in any appraisal and the actual values of the assets appraised therein will vary, and those variations may be material. We cannot assure you that we would actually be able to realize, in any sale, liquidation, merger or other transaction involving our assets, the estimated values of such assets set forth in any appraisal.

The occurrence of extraordinary events may substantially decrease the use of and demand for advertising and may decrease our revenues.

     Because our programming consists principally of entertainment programming and long form paid programming which markets and sells products and services, the occurrences of extraordinary events which generally divert attention from entertainment programming in favor of news based programming or which negatively affect the United States economy generally and reduce the demand for the products and services marketed through long form paid programming, may adversely affect the market for television advertising and our revenues.

Our Class A common stock may be delisted from the American Stock Exchange.

     Our Class A common stock is listed on the American Stock Exchange, which we refer to as AMEX. If we were unable to satisfy AMEX’s maintenance criteria for the continued listing of our Class A common stock, our Class A common stock may be delisted from trading on AMEX. If our Class A common stock were delisted from trading on AMEX, then trading, if any, would thereafter be conducted in the over-the-counter market in the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. and consequently an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Class A common stock.

Item 2. Properties

     Our corporate headquarters is located in West Palm Beach, Florida. We have a satellite up-link facility through which we supply our central programming feed, including PAX TV, to satellite transmitters which relay the signal to our stations. Our satellite up-link facility is located in Clearwater, Florida.

     Each of our stations has a facility in the market in which it operates at which the central programming feed is received and retransmitted in its market. Each of our stations broadcasts its signal from a transmission tower or antenna situated on a transmitter site. Each station also has an office and studio and related broadcasting equipment. For about half of our stations with respect to which we have entered into JSAs, we have vacated the leased studio and office facilities of our stations and co-located our operations with those of our JSA partner. In connection with the termination of our JSAs, we will have to either relocate up to 22 of our station master controls which are currently located in our JSA partner’s facility or lease space from our JSA partner in order to keep our station master control located in our JSA partner’s facility. We generally lease our broadcast transmission towers and own substantially all of the equipment used in our broadcasting operations. Our tower leases have expiration dates that range generally from two to twenty years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.

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

Item 3. Legal Proceedings

     On August 19, 2004, NBC filed a complaint against us in the Court of Chancery of the State of Delaware seeking a declaratory ruling as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the Certificate of Designation (the “Certificate of Designation”) of our Series B preferred stock held by NBC. On September 15, 2004, the annual rate at which dividends accrue on the Series B preferred stock was reset from 8% to 16.2% in accordance with the procedure specified in the terms of the Series B preferred stock. We engaged CIBC World Markets Corp., a nationally recognized independent investment banking firm, to determine the adjusted dividend rate as of the fifth anniversary of the original issue date of the Series B preferred stock.

     On October 14, 2004, we filed our answer and a counterclaim to NBC’s complaint. Our answer largely denies the allegations of the NBC complaint and our counterclaim seeks a declaratory ruling that we are not obligated to redeem, and will not be in default under the terms of the agreement under which NBC made its initial $415 million investment in us if we do not redeem, the Series B preferred stock on or before November 13, 2004. NBC delivered a notice of demand for redemption on November 13, 2003, and has since alleged, both through statements to the press and in its complaint filed in Delaware, that we are obligated to redeem, and will be in default if we do not redeem, NBC’s investment on or before November 13, 2004. The aggregate redemption price payable in respect of the 41,500 shares of Series B preferred stock held by NBC, including accrued dividends thereon, was approximately $600.7 million as of December 31, 2004.

     We and NBC have filed briefs in the litigation and have each moved for judgment on the pleadings. The court heard oral argument on the respective motions on February 14, 2005 and has not yet issued its ruling. An adverse outcome in this litigation would have a material adverse effect on us. See “Forward Looking Statements and Associated Risks and Uncertainties—We have not redeemed our securities held by NBC that NBC has demanded that we redeem and this could have adverse consequences for us” and “—The adjustment to the dividend rate on our Series B preferred stock could have adverse consequences for our business.”

     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer, Zurich American Insurance Company, or Zurich. To date, Zurich has paid us $7.7 million in respect of our claims for property damage, business interruption and extra expense, which are substantially in excess of this amount. In March 2003, Zurich filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from it. This action remains pending. Were we to prevail on our insurance claims against Zurich, the recovery could have a material effect on our cash position.

     We are involved in other litigation from time to time in the ordinary course of our business. We believe the ultimate resolution of these matters will not have a material effect on our financial position or results of operations or cash flows.

Item 4. Submission of Matters to Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our Class A common stock is listed on the American Stock Exchange under the symbol PAX. The following table sets forth, for the periods indicated, the high and low sales price per share for our Class A common stock.

	2004		2003
	High	Low	High	Low
First Quarter	$4.60	$3.51	$2.65	$1.91
Second Quarter	4.00	2.15	6.99	2.18
Third Quarter	3.30	1.30	6.48	3.70
Fourth Quarter	1.74	0.90	6.07	3.62

     On March 4, 2005, the closing sale price of our Class A common stock on the American Stock Exchange was $1.29 per share. As of that date, there were approximately 471 holders of record of the Class A common stock.

Dividends

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

Issuer Purchases of Equity Securities

     In October 2004, we completed an exchange offer pursuant to which 3,197,250 restricted shares of Class A common stock were exchanged for options to purchase an equal number of shares of Class A common stock, at an exercise price of $0.01 per share and with identical vesting provisions as the original awards. The restricted shares were originally issued to certain employees and directors in connection with an October 2003 grant. This exchange did not result in any additional stock-based compensation expense. The number of shares of Class A common stock issued and outstanding at the time of exchange was reduced by the number of restricted shares exchanged.

Equity Compensation Plan Information

     As of December 31, 2004, the following shares of Class A common stock were authorized for issuance under equity compensation plans:

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding	Options,	Equity Compensation Plans
	Options, Warrants	Warrants	[excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column(a)]
Equity compensation plans approved by security holders (1)	5,336,713	$0.49	3,444,603
Equity compensation plans not approved by security holders (1)	522,500	$3.04	—

Total	5,859,213	$0.71	3,444,603

(1)	In October 2004, we completed an exchange offer pursuant to which 3,197,250 restricted shares of Class A common stock were exchanged for options to purchase an equal number of shares of Class A common stock, at an exercise price of $0.01 per share and with identical vesting provisions as the original awards. The restricted shares were originally issued to certain employees and directors in connection with the October 2003 grant. This exchange did not result in any additional stock-based compensation expense. The number of shares of Class A common stock issued and outstanding at the time of exchange was reduced by the number of restricted shares exchanged. A narrative description of the material terms of these plans is set forth in Note 11—STOCK INCENTIVE PLANS, to our consolidated financial statements which are set forth elsewhere in this report.

Item 6. Selected Financial Data

     The following table sets forth our consolidated financial data as of and for each of the years in the five year period ended December 31, 2004. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data, insofar as it relates to each of the years presented, has been derived from annual financial statements, including the consolidated balance sheets at December 31, 2004 and 2003, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2004, and notes thereto appearing elsewhere herein.

(in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net revenues	$276,630	$270,939	$276,921	$265,326	$271,892
Operating (loss) income	(12,419)	44,195	(69,906)	(150,129)	(155,946)
Net loss	(187,972)	(76,213)	(336,186)	(205,545)	(169,176)
Net loss attributable to common stockholders (a)	(245,735)	(146,317)	(446,285)	(352,201)	(381,980)
Basic and Diluted Loss Per Common Share: (b)
Net loss	$(3.61)	$(2.14)	$(6.88)	$(5.46)	$(6.01)
Weighted average shares outstanding —basic and diluted	68,139	68,390	64,849	64,509	63,515
Balance Sheet Data:
Cash and cash equivalents	$82,047	$97,123	$25,765	$83,858	$51,363
Working capital	77,422	67,132	19,188	57,871	74,298
Total assets	1,224,305	1,283,677	1,276,619	1,409,840	1,552,603
Total debt	1,004,093	925,608	900,101	529,180	405,476
Total mandatorily redeemable preferred stock	471,355	410,739	354,498	589,958	574,587
Total mandatorily redeemable convertible preferred stock	740,745	684,067	638,603	574,202	505,802
Total common stockholders’ deficit	(1,327,341)	(1,089,845)	(958,267)	(515,520)	(175,503)
Other Data:
Cash flows (used in) provided by operating activities	$(9,717)	$32,916	$(75,428)	$(60,772)	$(76,036)
Cash flows (used in) provided by investing activities	(23,647)	60,929	(7,689)	48,477	(12,784)
Cash flows provided by (used in) financing activities	18,288	(22,487)	25,024	44,790	14,994
Program rights payments and deposits	67,682	34,239	116,243	130,566	128,288
Payments for cable distribution rights	123	4,347	9,286	14,418	10,727
Purchases of property and equipment	15,845	26,732	31,177	35,213	25,110

a)	Includes dividends and accretion on redeemable preferred stock.

b)	Because of losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, our presentation of diluted earnings per share is the same as that of basic earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Overview:

     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. We operate PAX TV, a network that provides programming seven days per week, 24 hours per day, and reaches approximately 95 million homes, or 87% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems and our broadcast station affiliates. PAX TV’s entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air. The balance of PAX TV’s programming consists of long form paid programming (principally infomercials) and public interest programming.

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

     Our business operations presently do not provide sufficient cash flow to support our debt service and preferred stock dividend requirements. In September 2002, we engaged Bear, Stearns & Co. Inc. and in August 2003 we engaged Citigroup Global Markets Inc. to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. We terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that we believed would be in the best interests of all of our stockholders. While we continue to consider strategic alternatives that may arise, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, our principal efforts are focused on improving our core business operations and increasing our cash flow. See “Forward-Looking Statements and Associated Risks and Uncertainties—Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.”

Financial Performance:

•	Net revenues in 2004 increased 2.1% to $276.6 million compared to $270.9 million in 2003.

•	Operating loss was $12.4 million in 2004 compared to operating income of $44.2 million in 2003. Included in the 2004 results is a charge of $4.6 million to adjust certain programming to net realizable value resulting from a change in estimated future advertising revenues expected to be generated by certain programming as a result of a change in expected usage of such programming, a $4.0 million adjustment to recognize additional lease expense for lease arrangements that provide for escalating lease payments (of which approximately $3.1 million pertained to periods prior to 2004), a $1.7 million amortization expense charge for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease terms, a $3.0 million reduction in music license fees resulting from the conclusion of a dispute and the commencement of a new agreement with a music license organization and $3.3 million of insurance recoveries related to our World Trade Center litigation. Operating income for 2003 included gains of $51.9 million primarily from sales of television station assets.

•	Net loss attributable to common stockholders was $245.7 million in 2004 compared to a net loss attributable to common stockholders of $146.3 million in 2003. The net loss attributable to common stockholders for 2004 includes all of the items described above, $1.1 million in costs incurred in connection with a required adjustment of the dividend rate on our Series B preferred stock held by NBC, increased dividends of $20.7 million including the increase resulting from the aforementioned rate adjustment, a loss on extinguishment of debt of $6.3 million resulting from the refinancing of our senior credit facility in January 2004 and a $4.9 million adjustment to recognize additional provision for income taxes resulting from a change in the estimated state income tax rate that we expect to incur at the time of reversal of our deferred taxes (of which approximately $4.5 million pertained to periods prior to 2004). The net loss attributable to common stockholders for 2003 included a benefit from income taxes of $4.7 million resulting from the sale of television stations.

•	Cash flow from operating activities decreased $42.6 million to a negative $9.7 million in 2004 compared to $32.9 million of cash provided by operating activities in 2003.

Balance Sheet:

     Our cash, cash equivalents and short-term investments decreased during the year by $22.0 million to $88.0 million as of December 31, 2004. Our total debt, which primarily comprises three series of notes, increased $78.5 million during the year to $1.0 billion as of December 31, 2004. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with a carrying value of $1.2 billion as of December 31, 2004. Two series of the notes require us to make periodic cash interest payments on a current basis. Interest on the third series of notes accretes until July 2006, at which time we will be obligated to make cash interest payments on a current basis. All series of preferred stock accrue dividends but do not require current cash dividend payments. None of these instruments matures or requires mandatory principal repayments until the fourth quarter of 2006.

     During 2003 and 2004, we issued letters of credit to support our obligation to pay for certain original programming. The settlement of such letters of credit generally occurs during the first quarter of the year. As a result of this strategy, our programming payments may be higher in the first quarter of the year compared to the other three quarters of the year.

Sources of Cash:

     Our principal sources of cash in 2004 were:

•	revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising; and

•	$10.0 million in proceeds from the sale of broadcast assets, consisting of one television station.

     We expect our principal sources of cash in 2005 to consist of revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising. We are also exploring the sale of certain broadcast station assets, which if completed during 2005 would generate additional cash.

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

     Program ratings are one of the key indicators related to our network spot business. As more viewers watch our programming, our ratings increase which can increase our revenues. The commitments we obtain from advertisers in the “up front” market are a leading indicator of the potential performance of our network spot revenues. As the year progresses, we monitor pricing in the scatter market to determine where network spot advertising rates are trending. Cost-per-thousand (“CPMs”) refers to the price of reaching 1,000 television viewing households with an advertisement. CPM trends and comparisons to competitors’ CPMs can be used to determine pricing power and the appeal of the audience demographic that we are delivering to advertisers.

     In order to evaluate our local market performance, we examine ratings as well as our cost per point, which is the price we charge an advertiser to reach one percent of the total television viewing households in a station’s DMA, as measured by Nielsen. We also examine the percentage of the market advertising revenue that our local stations are receiving compared to the share of the market ratings that we are delivering. The economic health of a particular region or certain industries that are concentrated in a particular region can affect the amount being spent on local television advertising.

Factors Expected to Affect our Performance in 2005:

     We do not anticipate that we will generate sufficient cash flows from operating activities to cover our anticipated capital expenditures for the year ending December 31, 2005. Accordingly, our total cash, cash equivalents and short-term investments as of December 31, 2004 is expected to decrease during the course of 2005.

     We have begun discussions with NBC as to the termination of our network sales agency agreement with NBC and each of our JSAs with NBC (covering 14 of our stations in 12 markets), and we expect that the performance of our business during 2005 will be affected by the costs of terminating these arrangements, including the possible disruption of our network advertising sales efforts resulting from the transfer of this function from NBC to our own employees.

     In connection with the termination of our JSAs, we will have to either relocate up to 22 of our station master controls which are currently located in our JSA partner’s facility or lease space from our JSA partner in order to keep our station master control located in our JSA partner’s facility. We expect that the performance of our business during 2005 will be affected by the terms on which we are able to effect such relocation or leasing.

     The U.S. economic environment also affects the performance of our business, since our business is dependent in part on cyclical advertising rates. An improving economy, led by increases in consumer confidence, could benefit us by leading advertisers to increase their spending.

Outlook for 2005:

     We expect 2005 to be a challenging year for us. Our principal business objective is to improve our cash flow and increase our financial flexibility, so that we may pursue refinancing alternatives with a view to reducing our cost of capital. We believe that if we are able to improve our cash flow and reduce our cost of capital, we will be able to improve the degree to which our operating business supports our capital structure and improve our ability to avail ourselves of future opportunities to strengthen our business that may arise due to changes in the regulatory or business environment for broadcasters or other future developments in our industry.

     In 2005 we will seek to maintain an efficient operating structure and a flexible programming strategy as we implement changes to our business operations. We do not expect to invest substantial additional amounts in new entertainment programming, and are evaluating other programming strategies and opportunities that might be available to us which would improve our cash flow. In March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005, we notified all of our affiliates that we were exercising our right to terminate the affiliation agreements, effective June 30, 2005, and we notified NBC that we were removing, effective June 30, 2005, all of our stations from the national sales agency agreement pursuant to which NBC sells national spot advertisements for 49 of our 60 stations. In addition, we began discussions with NBC as to the termination of our network sales agency agreement with NBC and each of our JSAs with NBC (covering 14 stations in 12 markets). We are also reviewing all of the elements of our business operations.

     In order for us to improve revenues in 2005, we would need to market and air programming that attracts additional viewers, increase our CPMs through delivery of more attractive viewing demographics or realize increases in long form paid programming rates. As long form programming is not currently in a high growth cycle, we expect that our revenues in this segment for 2005 will be relatively unchanged when compared to 2004. As we do not expect to invest substantial additional amounts in new entertainment programming during 2005, we expect that our revenues from network spot and station spot advertising for 2005 will be relatively unchanged or may decrease when compared to 2004. We expect that we will experience a decrease in certain operating expenses during 2005 as a result of our strategy of reducing our programming and other operating expenses, offset by costs to exit certain arrangements and increased utility costs to broadcast our digital television signal and other contractual increases in certain operating expenses. During 2005, we also do not anticipate that we will have the benefit of a reduction in expenses related to certain beneficial legal settlements, similar to those that we received during the years ended December 31, 2004 and 2003.

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

     We carry programming rights assets on our balance sheet at the lower of unamortized cost or net realizable value. We record our program rights and related liabilities at the contractual amounts when the programming is available to air. Our original programming generally is amortized on a straight line or accelerated method over three to four years based on expected usage. Our syndicated programming rights are amortized over the licensing agreement term using the greater of the straight line per run or straight line over the license term method. We periodically evaluate the net realizable value of our program rights based on anticipated future usage of programming and the anticipated future ratings and related advertising revenues. We evaluate the net realizable value of our programming rights by aggregating the program costs and related estimated future revenues for each programming daypart. If estimated future revenues are insufficient to recover the unamortized cost of the programming assets in each daypart, we record an adjustment to write down the value of our assets to net realizable value. We also evaluate whether future revenues will be sufficient to recover the cost of programs we are committed to purchase in the future, and if estimated future revenues are insufficient, we accrue a loss related to our programming commitments. Our estimates of future advertising revenues are based upon our actual revenues generated currently, adjusted for estimated revenue growth assumptions. If market conditions were to deteriorate, we may not achieve our estimated future revenues, which could result in future write downs to net realizable value and accrued losses on programming commitments.

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

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a “30-day letter” proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the “30-day letter” offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for state income taxes. We have estimated the amount of state income tax for which we could be liable as of December 31, 2004, to be approximately $8.0 million should the IRS succeed in disallowing the entire deferred gain. In addition, we could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses and for interest on any state income taxes that may be due. As of December 31, 2004, we have estimated the amount of federal interest and state interest to be approximately $18.0 million and $4.0 million, respectively, should the IRS succeed in disallowing the entire deferred gain. The use of our net operating losses to offset any disallowed deferred gain would result in a benefit from income taxes. This matter is currently with the Appeals Office of the Internal Revenue Service.

Results of Continuing Operations

     The following table sets forth net revenues, the components of operating expenses with percentages of net revenues, and other operating data for the periods presented (in thousands):

	Years Ended December 31
	2004	%	2003	%	2002	%
Net revenues	$276,630	100.0	$270,939	100.0	$276,921	100.0
Expenses:
Programming and broadcast operations	56,472	20.4	51,954	19.2	51,204	18.5
Program rights amortization	53,616	19.4	51,082	18.9	77,980	28.2
Selling, general and administrative	121,835	44.0	110,976	41.0	132,305	47.8
Business interruption insurance proceeds	—	—	—	—	(1,617)	(0.6)
Time brokerage and affiliation fees	4,466	1.6	4,403	1.6	4,079	1.5
Stock-based compensation	8,501	3.1	12,766	4.7	3,810	1.4
Adjustment of programming to net realizable value	4,645	1.7	1,066	0.4	41,270	14.9
Restructuring (credits) charges	(5)	—	48	—	2,173	0.8
Reserve for state taxes	691	0.2	3,055	1.1	—	—
Depreciation and amortization	43,664	15.8	42,983	15.9	58,529	21.1

Total operating expenses	293,885	106.2	278,333	102.7	369,733	133.5

Gain on sale or disposal of broadcast and other assets, net	4,836	1.7	51,589	19.0	22,906	8.3

Operating (loss) income	$(12,419)	(4.5)	$44,195	16.3	$(69,906)	(25.2)

Other Data:
Cash flows (used in) provided by operating activities	$(9,717)		$32,916		$(75,428)
Cash flows (used in) provided by investing activities	(23,647)		60,929		(7,689)
Cash flows provided by (used in) financing activities	18,288		(22,487)		25,024
Program rights payments and deposits	67,682		34,239		116,243
Payments for cable distribution rights	123		4,347		9,286
Purchases of property and equipment	15,845		26,732		31,177

Years Ended December 31, 2004 and 2003

     Net revenues increased 2.1% to $276.6 million for the year ended December 31, 2004 versus $270.9 million for the year ended December 31, 2003. This increase is primarily attributable to increased revenues from long form paid programming.

     Programming and broadcast operations expenses were $56.5 million during the year ended December 31, 2004, compared with $52.0 million in 2003. Programming and broadcast operations expenses reflects a $3.0 million reduction in music license fees during the third quarter of 2004 resulting from the conclusion of a dispute and the commencement of a new agreement with a music license organization offset by higher tower rent and utilities costs in connection with our digital television build-out and higher personnel costs. In the fourth quarter of 2004, we recorded an adjustment in the amount of $3.7 million in order to recognize additional lease expense for lease arrangements that provide for escalating lease payments of which approximately $2.9 million pertained to periods prior to 2004.

     Program rights amortization expense was $53.6 million during the year ended December 31, 2004 compared with $51.1 million in 2003. The increase is primarily attributable to increased amortization associated with new original and syndicated programming in 2004 when compared to 2003.

     Selling, general and administrative expenses were $121.8 million during the year ended December 31, 2004 compared with $111.0 in 2003. The increase was primarily attributable to higher personnel costs and increased advertising spending. During 2004 we received $3.3 million of insurance proceeds pursuant to a property and business interruption insurance claim in connection with the destruction of our antenna, transmitter and other broadcast equipment upon the collapse of the World Trade Center on September 11, 2001. We are in litigation with our former insurance carrier concerning the extent of our property and business interruption coverage. We offset the insurance proceeds we received in 2004 against expenses we incurred in 2004 in connection with this litigation. During 2004, we determined that we had not recorded certain state taxes for purchases in jurisdictions in which we have operations, resulting in a charge of $0.8 million which is reflected in selling, general and administrative expenses in 2004. A significant portion of the state taxes recorded pertain to periods prior to 2004. During the first quarter of 2003, we received approximately $2.2 million from NBC to settle a pending dispute regarding digital television signal interference at our television station WPXM, serving the Miami-Fort Lauderdale, Florida market. This settlement was recorded as a reduction of our selling, general and administrative expenses. Additionally, in the second quarter of 2003, we reduced our bad debt reserve by approximately $1.5 million as a result of our shift in 2003 to more prepaid long form advertising.

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

     In 2004 and 2003, we recorded a reserve for state taxes in the amount of $0.7 million and $3.1 million, respectively, in connection with a tax liability related to certain states in which we have operations. The amount reserved for 2003 included prior periods.

     Depreciation and amortization expense was $43.7 million during the year ended December 31, 2004 compared with $43.0 million in 2003. During the fourth quarter of 2004, we recorded additional amortization expense of $1.7 million for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease terms. Approximately $1.6 million pertained to periods prior to 2004. During 2004, we determined that we had not recorded certain state taxes for purchases in jurisdictions in which we have operations, resulting in a charge of $1.4 million and a corresponding increase in property and equipment and accrued liabilities. We recorded a $0.4 million depreciation charge related to the aforementioned increase in property and equipment. A significant portion of the state taxes recorded pertain to periods prior to 2004. In addition, in 2004 we recorded a $0.5 million impairment charge in connection with a purchase option for a television station. During 2003, we determined that we had over-amortized certain cable and satellite distribution rights assets, which resulted in a $6.9 million reduction in amortization expense. The aforementioned 2003 reduction in amortization expense was partially offset by an impairment charge of $5.4 million recorded as depreciation and amortization related to a purchase option for a television station. This impairment existed in periods prior to 2003. In 1998, we began entering into cable distribution agreements for periods generally up to ten years in markets where we do not own a television station. Certain of these cable distribution agreements also provided us with some level of promotional advertising to be run at the discretion of the cable operator, primarily during the first few years to support the launch of the PAX TV network on the cable systems. We had been amortizing these assets on an accelerated basis, which gave effect to the advertising component included in these agreements. The remaining unamortized cost, which was being amortized over seven years, will be amortized over the remaining contractual life of the agreements.

     In May 2004, we completed the sale of our television station KPXJ, serving the Shreveport, Louisiana market, for $10.0 million resulting in a pre-tax gain of approximately $6.1 million.

     In October 2003, we granted 3,598,750 options under our 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase one share of our Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock that were subject to vesting, restrictions on transfer and a risk of forfeiture. The shares of restricted stock issued upon the exercise of the options included 2,278,000 shares which were to vest in their entirety at the end of a five year period. Of the remaining restricted stock, 1,000,750 shares were to vest ratably over a three year period and 320,000 shares were to vest ratably over a five year period. The option grants resulted in non-cash stock based compensation expense, which will be recognized on a straight-line basis over the vesting period. For the years ended December 31, 2004 and 2003, we recognized approximately $7.1 million and $1.5 million, respectively, in stock based compensation expense in connection with these grants. Approximately $3.2 million will be recognized in 2005, and $6.1 million will be recognized between 2006 and 2008.

     In October 2004, we completed an exchange offer pursuant to which 3,197,250 restricted shares of Class A common stock were exchanged for options to purchase an equal number of shares of Class A common stock, at an exercise price of $0.01 per share and with identical vesting provisions as the original awards. The restricted shares were originally issued to certain employees and directors in connection with the October 2003 grants. This exchange did not result in any additional stock-based compensation expense. The number of shares of Class A common stock issued and outstanding at the time of exchange was reduced by the number of restricted shares exchanged.

     In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer new options under the Plan to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. The terms of the new options provided for a one business day exercise period. All holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under our stock option plans and 1.8 million additional nonqualified options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan’s provisions, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $8.6 million related to vested and unvested shares issued upon exercise of the new options was recognized in the year ended December 31, 2003 and the remaining amount was recognized in 2004. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options was recognized using the straight-line method over the vesting period of the modified awards ($2.3 million recognized in the year ended December 31, 2003 and $0.2 million was recognized in 2004). As of December 31, 2004, there were 40,000 shares of restricted stock issued upon the exercise of options in the January 2003 exchange that had not vested as a result of elections to defer vesting made by the holders.

     Interest expense for the year ended December 31, 2004 increased to $94.2 million from $92.2 million in 2003. The increase is primarily due to higher accretion on our 12 1/4 % senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock were $60.6 million compared to $27.5 million in 2003. This increase resulted from the classification of our 14 1/4% Junior Exchangeable Preferred Stock as interest expense beginning July 1, 2003 in accordance with SFAS 150.

     Interest income for the year ended December 31, 2004 decreased to $2.8 million from $3.4 million in 2003. The decrease is primarily due to lower interest income on amounts due from Crown Media.

     On January 12, 2004, we completed a private offering of $365.0 million of senior secured floating rate notes. The proceeds from the offering were used to repay in full the outstanding indebtedness under our senior credit facility. The refinancing resulted in a charge in the first quarter of 2004 in the amount of $6.3 million related to the unamortized debt issuance costs associated with the senior credit facility.

Years Ended December 31, 2003 and 2002

     Net revenues decreased 2.2% to $270.9 million for the year ended December 31, 2003 versus $276.9 million for the year ended December 31, 2002. This decrease is primarily attributable to the sale of certain television stations.

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

     In October 2003, we granted 3,598,750 options under our 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase one share of our Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received Class A common stock subject to vesting restrictions. The awards included retention grants totaling 2,278,000 shares which will vest in their entirety at the end of a five year period. Of the remaining awards, 1,000,750 will vest ratably over a three year period and 320,000 will vest ratably over a five year period. The option grants resulted in non-cash stock based compensation expense, which will be recognized on a straight-line basis over the vesting period of the awards. For the year ended December 31, 2003, we recognized approximately $1.5 million in stock based compensation expense in connection with these grants.

     In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer new options under the Plan to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. The terms of the new options provided for a one business day exercise period. All holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under our stock option plans and 1.8 million non qualified options issued in addition to the options granted under our stock option plans were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the Plan’s provisions, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $8.6 million related to vested and unvested shares issued upon exercise of the new options was recognized in the year ended December 31, 2003 and the remaining amount was recognized in 2004. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options was recognized using the straight-line method over the vesting period of the modified awards ($2.3 million recognized in the year ended December 31, 2003).

     Interest expense for the year ended December 31, 2003 increased to $92.2 million from $85.2 million in 2002. The increase is primarily due to higher accretion on our 12 1/4 % senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock resulted from the classification of our 14 1/4% Junior Exchangeable Preferred Stock as a liability in accordance with SFAS 150.

     Interest income for the year ended December 31, 2003 increased to $3.4 million from $2.4 million in 2002. The increase is primarily due to higher average cash and short-term investment balances in 2003 resulting from the proceeds of asset sales.

Restructuring Activities

     During the fourth quarter of 2002, we adopted a plan to consolidate certain of our operations, reduce personnel and modify our programming schedule in order to significantly reduce our cash operating expenditures. In connection with this plan, we recorded a restructuring charge of approximately $2.6 million in the fourth quarter of 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million in costs associated with exiting leased properties and the consolidation of certain operations. Through December 31, 2004, we have paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. We have accounted for these costs pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which we early adopted in the fourth quarter of 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” which has been nullified under SFAS No. 146. As such, we will recognize additional restructuring costs as they are incurred.

Income Taxes

     Upon adoption of SFAS No. 142 on January 1, 2002, we no longer amortize our FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS 142 stipulate that indefinite-lived intangible assets and goodwill are not amortized, we are required under FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to recognize deferred tax liabilities and assets for temporary differences related to the FCC license intangible assets and the tax-deductible portion of these assets. Prior to the adoption of SFAS 142, we considered our deferred tax liabilities related to the FCC license intangible assets as a source of future taxable income in assessing the realization of our deferred tax assets. Because indefinite-lived intangible assets and goodwill are no longer amortized for financial reporting purposes under SFAS 142, the related deferred tax liabilities will not reverse until some indeterminate future period should the FCC license intangible assets become impaired or be disposed of. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, we were required to record an increase in our deferred tax asset valuation allowance resulting in a deferred tax liability of $168.6 million during the year ended December 31, 2002. In addition, we continue to record increases in our valuation allowance based on increases in the deferred tax liabilities and assets for temporary differences related to the FCC license intangible assets.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believe would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued to us a “30-day letter” proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but cannot predict the outcome of this matter at this time, and may not prevail. In addition, the “30-day letter” offered us an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for state income taxes. We have estimated the amount of state income tax for which we could be liable as of December 31, 2004 to be approximately $8.0 million should the IRS succeed in disallowing the entire deferred gain. In addition, we could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest, as of December 31, 2004, to be approximately $18.0 million and $4.0 million, respectively, should the IRS succeed in disallowing the entire deferred gain. The use of our net operating losses to offset any disallowed deferred gain would result in a benefit from income taxes. This matter is currently with the Appeals Office of the Internal Revenue Service.

Liquidity and Capital Resources

     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand and our net working capital. As of December 31, 2004, we had $88.0 million in cash and cash equivalents and short-term investments and we had working capital of approximately $77.4 million. During the year ended December 31, 2004, our cash and cash equivalents and short-term investments decreased by approximately $22.0 million primarily due to net cash used in operating activities, deposits on programming letters of credit and purchases of property and equipment. We believe that our cash on hand and net working capital will provide the liquidity necessary to meet our obligations and financial commitments through the next twelve months. Our 12 1/4% senior subordinated discount notes require us to commence making semi-annual cash interest payments of approximately $30.4 million on July 15, 2006 and on each January 15 and July 15 thereafter. We believe that we will need to improve our operating cash flow over the next twelve months in order to be able to meet this obligation. Should we be unable to do so, or if our financial results are not as anticipated, we may be required to seek to sell broadcast assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. During the first quarter of 2005 we have identified certain broadcast assets that we will seek to sell in order to improve our liquidity position. We can provide no assurance that we will be successful in selling these or any other assets or raising additional funds that we may require.

     We are involved in litigation with NBC regarding NBC’s demand for redemption of our Series B preferred stock. NBC has asserted that we continue to be required to redeem all of the shares of our Series B preferred stock held by NBC. If a court were to grant a judgment against us requiring us to pay the redemption amount of the Series B preferred stock, it would have a material adverse effect upon us. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. Further, we do not currently have sufficient funds to pay the redemption price of these securities. If any such judgment were entered, and we were unable to satisfy it, we would be in default under the indentures governing our senior secured notes and senior subordinated notes. In order to redeem NBC’s preferred stock, we would need to repay, refinance or otherwise restructure our outstanding indebtedness and preferred stock and raise sufficient liquidity to enable us to pay the required redemption price. It is unlikely that we would be able to accomplish these actions and redeem NBC’s preferred stock were this to occur.

     Cash (used in) provided by operating activities was approximately $(9.7) million, $32.9 million and $(75.4) million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts reflect cash generated or used in connection with the operation of PAX TV, including the related programming rights and cable distribution rights payments and interest payments on our debt. The decrease for the year ended December 31, 2004 is due to increased programming payments in the period.

     Cash (used in) provided by investing activities was approximately $(23.6) million, $60.9 million and $(7.7) million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts include proceeds from the sale of broadcast assets, capital expenditures and short-term investments. During the third quarter of 2004, we purchased the television production and distribution facility that we had been leasing from The Christian Network, Inc. for an aggregate purchase price of approximately $1.7 million. We use this facility as our network operations center and to originate our PAX TV network signal. In May 2004, we received $10.0 million in proceeds from the sale of our television station KPXJ, serving the Shreveport, Louisiana market.

     During the year ended December 31, 2003, we raised $83.3 million in proceeds from the sale of broadcast assets. These asset sales included the sale of our television station KPXF, serving the Fresno, California market, to Univision Communications, Inc. for $35.0 million, which we completed in February 2003; the sale of our television stations WMPX, serving the Portland-Auburn, Maine market, and WPXO, serving the St. Croix, U.S. Virgin Islands market for an aggregate purchase price of $10.0 million, which we completed in April 2003; the sale of our limited partnership interest in television station WWDP, serving the Boston, Massachusetts market, for approximately $13.8 million, which we completed in April 2003; and the sale of our television station KAPX, serving the Albuquerque, New Mexico market, for approximately $20.0 million, which we completed in May 2003. We realized aggregate pre-tax gains of approximately $51.9 million on these 2003 sales. As of December 31, 2004, there were $24.6 million of outstanding letters of credit all of which we have pre-funded and which are reflected as “deposits for programming letters of credit” in the accompanying consolidated balance sheets. As of December 31, 2003, there were $16.6 million of outstanding letters of credit supported by the revolving credit portion of our previously existing senior credit facility. We have options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. We have paid $4.0 million for the options to purchase these stations. The owners of these stations also have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008. These stations are currently operating under TBAs with us.

     Cash provided by (used in) financing activities was $18.3 million, $(22.5) million and $25.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts include the proceeds from borrowings and proceeds from stock option exercises, net of principal repayments. Also included are payments of employee withholding taxes on option exercises in connection with the January 2003 stock option exchange offer.

     Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $15.8 million in 2004, $26.7 million in 2003 and $31.2 million in 2002. The FCC mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC which have been granted with limited exceptions. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC’s timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently own or operate 49 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received construction permits from the FCC and will be completing the build-out on three stations during 2005, we are awaiting construction permits from the FCC with respect to seven of our television stations and one of our television stations has not received a digital channel allocation and therefore will not be converted until the end of the digital transition. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $8 million in 2005 to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. We expect to fund these expenditures from cash on hand.

     During 2002, we sold our television station WPXB, serving the Merrimack, New Hampshire market, to NBC for $26.0 million and realized a pre-tax gain of approximately $24.5 million.

     On January 12, 2004, we completed a private offering of $365.0 million of senior secured floating rate notes. The senior notes bear interest at the rate of LIBOR plus 2.75% per year and will mature on January 10, 2010. We may redeem the senior notes at any time at specified redemption prices. The senior notes are secured by a first priority lien on substantially all of our assets. In addition, a substantial portion of the senior secured notes are unconditionally guaranteed, on a joint and several senior secured basis, by all of our subsidiaries. The proceeds from the offering were used to repay in full the outstanding indebtedness under our previously existing senior credit facility described below, pre-fund letters of credit supported by the revolving credit portion of our previously existing senior credit facility and pay fees and expenses incurred in connection with the transaction.

     In January 2002, we completed an offering of senior subordinated discount notes due in 2009. Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance our 12 1/2% exchange debentures due 2006, which were issued in exchange for the outstanding shares of our 12 1/2% exchangeable preferred stock on January 14, 2002, and to pay costs related to the offering. The notes were sold at a discounted price of 62.132% of the principal amount at maturity, which represents a yield to maturity of 12 1/4%. We will be required to commence making semi-annual cash interest payments of approximately $30.4 million under our 12 1/4% senior subordinated discount notes on July 15, 2006, and to make interest payments on each January 15 and July 15 thereafter until these notes are repaid or refinanced. The senior subordinated discount notes are guaranteed by our subsidiaries. We recognized a loss due to early extinguishment of debt totaling approximately $17.6 million in the first quarter of 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 121/2% exchange debentures.

     The terms of the indentures governing our senior secured and senior subordinated notes contain covenants which, among other things, limit our ability to incur additional indebtedness, other than refinancing indebtedness, restrict our ability to pay dividends or redeem our outstanding capital stock, restrict our ability to make certain investments or to enter into transactions with affiliates, restrict our ability to incur liens or merge or consolidate with any other person, require us to pay all material taxes prior to delinquency, require any asset sales we may conduct to comply with certain requirements, including as to the use of asset sale proceeds, restrict our ability to sell interests in our subsidiaries, and require us, in the event we experience a change of control, to make an offer to purchase the notes outstanding under such indentures on specified terms. Events of default under the indentures include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the entry of a monetary judgment against us in an amount greater than $10.0 million which remains unsatisfied for 60 days, the failure to perform any covenant or agreement under the indentures which continues for 60 days after we receive notice of default from the indenture trustee or holders of at least 25% of the outstanding notes, and the occurrence of certain bankruptcy events. For a complete statement of our obligations under these indentures, you should refer to the indentures themselves which are filed as exhibits to this report. The certificates of designation of two of our outstanding series of preferred stock contain restrictions on our ability to incur additional indebtedness, other than refinancing indebtedness, pay dividends or redeem our outstanding capital stock, make certain investments or enter into transactions with affiliates, and sell preferred stock in our subsidiaries, and require us, in the event we experience a change of control, to make an offer to purchase the outstanding shares of preferred stock on specified terms. Our third outstanding series of preferred stock contains restrictions on our ability to pay dividends or redeem our outstanding capital stock, make certain investments or enter into transactions with affiliates, and requires us, in the event we experience a change of control, to make an offer to purchase the outstanding shares of preferred stock on specified terms. For a complete statement of our obligations under our three outstanding series of preferred stock, you should refer to the certificates of designation of each series which are filed as exhibits to this report.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believe would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued to us a “30-day letter” proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but cannot predict the outcome of this matter at this time, and may not prevail. In addition, the “30-day letter” offered us an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for state income taxes. We have estimated the amount of state income tax for which we could be liable as of December 31, 2004 to be approximately $8.0 million should the IRS succeed in disallowing the entire deferred gain. In addition, we could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest, as of December 31, 2004, to be approximately $18.0 million and $4.0 million, respectively, should the IRS succeed in disallowing the entire deferred gain. The use of our net operating losses to offset any disallowed deferred gain would result in a benefit from income taxes. This matter is currently with the Appeals Office of the Internal Revenue Service.

Contractual Obligations and Commitments

     As of December 31, 2004, we were obligated under the terms of our indentures, programming contracts, cable distribution agreements, operating lease agreements and employment agreements to make future payments as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Senior secured and senior subordinated Notes	$64	$71	$79	$200,086	$496,358	$365,048	$1,061,706
Obligations for program rights and program rights commitments	43,776	1,703	—	—	—	—	45,479
Obligations to CBS	17,726	9,191	—	—	—	—	26,917
Obligations for cable distribution rights	2,896	—	—	—	—	—	2,896
Operating leases and employment agreements	19,701	17,516	15,892	14,679	12,450	107,160	187,398

	$84,163	$28,481	$15,971	$214,765	$508,808	$472,208	$1,324,396

     The following table presents the redemption value of the three classes of our preferred stock outstanding at December 31, 2004 should we elect to redeem the preferred stock in the indicated year, assuming no dividends are paid in cash prior to redemption (in thousands):

	Junior Exchangeable	Convertible Preferred	Series B Convertible
	Preferred Stock	Stock	Preferred Stock
	14 1/4%(1)	9 3/4%(2)	16.2%(3)
2005	$540,916	$155,323	$667,933
2006	609,879	171,029	735,163
2007	—	—	802,393
2008	—	—	869,623
2009	—	—	936,853

(1)	Mandatorily redeemable on November 15, 2006; redeemable by us.

(2)	Mandatorily redeemable on December 31, 2006; redeemable by us.

(3)	As further discussed above, on November 13, 2003, we received notice from NBC that NBC was exercising its right under its investment agreement with us to demand that we redeem or arrange for a third party to acquire, by payment in cash, all 41,500 outstanding shares of our Series B Convertible Preferred Stock held by NBC.

     As of December 31, 2004, obligations for programming rights and program rights commitments require collective payments by us of approximately $45.5 million as follows (in thousands):

	Obligations for
	Program	Program Rights
	Rights	Commitments	Total
2005	$18,436	$25,340	$43,776
2006	1,703	—	1,703

	$20,139	$25,340	$45,479

     On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. (“CBS”) and Crown Media United States, LLC (“Crown Media”) to sublicense our rights to broadcast the television series Touched By An Angel (“Touched”) to Crown Media for exclusive exhibition on the Hallmark Channel. Under the terms of the agreement with Crown Media, we are to receive approximately $47.4 million from Crown Media, $38.6 million of which will be paid over a three-year period that commenced in August 2002 and the remaining $8.8 million, for the 2002/2003 season, is to be paid over a three-year period that commenced in August 2003.

     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15.0 million. As of December 31, 2004, amounts due or committed to CBS totaled approximately $26.9 million. The transaction resulted in a gain of approximately $4.0 million, which is being deferred over the term of the Crown Media agreement.

     We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of December 31, 2004, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $11.5 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

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

     Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of December 31, 2004, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):

	Obligations to	Amounts Due from
	CBS	Crown Media	Net Amount
2005	$17,726	$(10,439)	$7,287
2006	9,191	(1,711)	7,480

	26,917	(12,150)	14,767
Amount representing interest	—	610	610

	$26,917	$(11,540)	$15,377

     As of December 31, 2004, obligations for cable distribution rights require collective payments by us of approximately $2.9 million in 2005.

New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach to accounting for share-based payments in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values (i.e., pro forma footnote disclosure is no longer an alternative to financial statement recognition). SFAS No. 123R is effective for public entities at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption of SFAS No. 123R is not expected to have a significant impact on our financial position, results of operations or cash flows.

     In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.” The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share calculations regardless of whether the debt has a market price trigger that is above the current fair market value of our common stock that makes the debt currently not convertible. The new rules are effective for reporting periods ending on or after December 15, 2004. We do not have any convertible debt and, therefore, EITF 04-8 will not have any effect on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in APB No. 29, “Accounting for Non-monetary Transactions.” Both SFAS No. 153 and APB No. 29 require that exchanges of non-monetary assets be measured based on the fair value of the assets exchanged. APB No. 29 allowed for non-monetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. Any non-monetary asset exchanges will be accounted for under SFAS No. 153. We do not expect SFAS No. 153 to have a material effect on our financial position, results of operations or cash flows.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 clarifies the application of ARB No. 51 to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have any impact on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The tables below provide information about our market sensitive financial instruments and constitute “forward-looking statements.” All items described are non-trading.

     Our primary market risk exposure is changing interest rates. We manage interest rate risks through the use of a combination of fixed and floating rate debt. We use interest rate swaps to adjust interest rate exposures when appropriate, based upon market conditions. Expected maturity dates for variable rate debt are based upon contractual maturity dates. Average interest rates on variable rate debt are based on implied forward rates in the yield curve at the reporting date.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. The fair value of variable rate debt approximates the carrying value since interest rates are variable and thus approximate current market rates.

     At December 31, 2004 we had $365.0 million of floating rate indebtedness outstanding under our senior secured floating rate notes. As discussed in further detail in “Item 7- Management’s Discussion and Analysis of Results of Operations — Liquidity and Capital Resources”, we refinanced our previously existing senior credit facility with the proceeds of our January 2004 offering of $365.0 million senior secured floating rate notes. The table below reflects the balance of the previously existing senior credit facility at December 31, 2003, after giving effect to the interest rate and maturity date applicable to the new senior secured floating rate notes. The senior secured floating rate notes bear interest at a rate of LIBOR plus 2.75% per year, with the LIBOR rate being reset quarterly. The senior secured floating rate notes mature in January 2010. Additionally, at December 31, 2004, we had $0.5 million of floating rate indebtedness outstanding under a mortgage for our headquarters building. The mortgage bears interest at a rate of the U.S. Treasury Index for Five Year Notes plus 2.85% per year, reset once every five years. The final maturity date for the mortgage is June 2010.

	Expected Maturity Date
								Fair Value
								December 31,
December 31, 2004	2005	2006	2007	2008	2009	Thereafter	Total	2004
(in thousands)
Variable rate debt	$64	$71	$79	$86	$95	$365,048	$365,443	$365,443
Average interest rates	8.22%	6.85%	6.85%	6.85%	6.85%	7.33%

	Expected Maturity Date
								Fair Value
								December 31,
December 31, 2003	2004	2005	2006	2007	2008	Thereafter	Total	2003
(in thousands)
Variable rate debt	$61	$65	$71	$79	$86	$335,768	$336,130	$336,130
Average interest rates	9.59%	8.63%	7.66%	7.66%	7.66%	6.76%

Item 8. Financial Statements and Supplementary Financial Data

     The response to this item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that because the material weakness in internal control over our accounting for leases described below existed as of December 31, 2004, our disclosure controls and procedures were not effective as of December 31, 2004. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In addition to our evaluation of our disclosure controls and procedures, we reviewed our internal control over financial reporting and have determined that we had a material weakness relating to our internal controls over our historical accounting practices for leases.

     From approximately 1999 through 2002, we entered into various long-term operating leases that provided for escalating lease payments. Historically, we had recognized the expense associated with certain of these operating leases based on the annual cash outflows required. Under Generally Accepted Accounting Principles (GAAP), we are required to recognize the annual amount of lease expense using the straight-line method over the term of the lease. During our annual external audit, it was determined that we were improperly accounting for lease escalations. In the fourth quarter of 2004, we recorded an adjustment of $4.0 million of which approximately $3.1 million pertained to periods prior to 2004. In the second quarter of 2004, we established policies and procedures to assure that new contractual arrangements, including lease arrangements, were appropriately accounted for in accordance with GAAP. These policies and procedures, however, were not designed to extend to leases that had been entered into prior to the second quarter of 2004. As a result, we corrected our procedures as of December 31, 2004 to incorporate a review of lease arrangements executed prior to the second quarter of 2004.

Changes in Internal Control Over Financial Reporting

     As described above, we reviewed our internal control over financial reporting and other than correcting the material weakness identified above there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting

     The Sarbanes-Oxley Act of 2002 requires us to include in this Annual Report on Form 10-K for the fiscal year ending December 31, 2004 a report which sets forth management’s assessment of our internal control over financial reporting and an attestation report by our independent registered certified public accountants, Ernst & Young LLP, regarding management’s assessment of our internal control over financial reporting. On November 30, 2004, the Securities and Exchange Commission issued Exemptive Order #34-50754, under which certain companies are permitted to delay, for up to 45 days after the due date of their Annual Report on Form 10-K, the filing of the report containing management’s assessment of internal control over financial reporting and the related attestation of the independent registered public accountants. We qualify under the provisions of this exemptive order for such 45-day delay because the market value of our outstanding common equity held by non-affiliates was under $700 million as of June 30, 2004. We are availing ourselves of the extension to permit our management to complete its assessment of our internal control over financial reporting and to permit our independent registered public accountants sufficient time to audit management’s assessment of our internal control over financial reporting and produce their attestation. We expect that the assessment and attestation process will be complete before the date of the expiration of the 45-day extension, and we intend to file the report which sets forth management’s assessment of our internal control over financial reporting and the related attestation by our independent registered public accountants prior to that date.

     We note, however, that because the material weakness in internal control described above existed as of December 31, 2004, the report setting forth management’s assessment of our internal control over financial reporting, when filed, will contain a conclusion by our management that our internal control over financial reporting was not effective as of December 31, 2004.

     In addition, in accordance with the answer to Question Number 1 of the Frequently Asked Questions regarding the exemptive order that were issued by the Division of Corporation Finance of the Securities and Exchange Commission on January 21, 2005, we have not included in the certifications under Section 302 of the Sarbanes Oxley Act of 2002 that are filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K certain introductory language to paragraph 4 of those certifications or a new paragraph 4(b) of those certifications (which introductory language and new paragraph address internal control over financial reporting).

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item regarding directors and officers is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on June 10, 2005.

Item 11. Executive Compensation

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on June 10, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on June 10, 2005.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on June 10, 2005.

Item 14. Principal Accountant Fees and Services

     Information required by this item is incorporated by reference from the definitive Proxy Statement being filed by the Company for the Annual Meeting of Stockholders to be held on June 10, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

     3. For Exhibits see Item 15(b), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.27, 10.28, 10.157, 10.208, 10.208.1, 10.208.2, 10.208.3, 10.224, 10.225, 10.225.1, 10.227, 10.227.1, 10.228, 10.231, 10.231.1, 10.231.2, 10.232, 10.232.1 and 10.233 of Item 15(b) below.

     (b) List of Exhibits:

Exhibit
Number		Description of Exhibits
3.1.1	—	Certificate of Incorporation of the Company (2)

3.1.6	—	Certificate of Designation of the Company’s 9 3/4% Series A Convertible Preferred Stock (7)

3.1.7	—	Certificate of Designation of the Company’s 14 1/4% Cumulative Junior Exchangeable Preferred Stock (7)

3.1.8	—	Certificate of Designation of the Company’s 16.2% Series B Convertible Exchangeable Preferred Stock (8)

3.1.9	—	Certificate of Amendment to the Certificate of Incorporation of the Company (16)

3.2	—	Bylaws of the Company (11)

4.4	—	Investment Agreement, dated as of September 15, 1999, by and between the Company and National Broadcasting Company, Inc. (8)

Exhibit
Number		Description of Exhibits
4.4.1	—	Stockholder Agreement, dated as of September 15, 1999, among the Company, National Broadcasting Company, Inc., Lowell W. Paxson, Second Crystal Diamond Limited Partnership and Paxson Enterprises, Inc. (8)

4.4.2	—	Class A Common Stock Purchase Warrant, dated September 15, 1999, with respect to up to 13,065,507 shares of Class A Common Stock (8)

4.4.3	—	Class A Common Stock Purchase Warrant, dated September 15, 1999, with respect to up to 18,966,620 shares of Class A Common Stock (8)

4.4.5	—	Form of Indenture with respect to the Company’s 8% Exchange Debentures due 2009 (8)

4.46	—	Registration Rights Agreement, dated September 15, 1999, between the Company and National Broadcasting Company, Inc. (8)

4.5	—	Indenture, dated as of June 10, 1998, by and between the Company, the Guarantors named therein and the Bank of New York, as Trustee, with respect to the New Exchange Debentures (7)

4.6	—	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10 3/4% Senior Subordinated Notes due 2008 (12)

4.8	—	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12 1/4% Senior Subordinated Discount Notes due 2009 (14)

4.9	—	Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s Senior Secured Floating Rate Notes due 2010 (19)

10.27	—	Paxson Communications Corp. Profit Sharing Plan (1)

10.28	—	Paxson Communications Corp. Stock Incentive Plan (1)

10.83.1	—	Facility Lease Agreement, dated as of July 1, 2003, by and between the Company and The Christian Network, Inc. (18)

10.157	—	Paxson Communications Corporation 1996 Stock Incentive Plan (4)

10.183	—	Stock Purchase Agreement, dated September 9, 1997, by and among Channel 46 of Tucson, Inc., Paxson Communications of Tucson-46, Inc. and Sungilt Corporation, Inc. (5)

10.186	—	Option Agreement, dated November 14, 1997, by and between the Company and Flinn Broadcasting Corporation for Television station WCCL-TV, New Orleans, Louisiana (6)

10.187	—	Option Agreement, dated November 14, 1997, by and between the Company and Flinn Broadcasting Corporation for Television station WFBI-TV, Memphis, Tennessee (6)

10.193	—	Programming Agreement, dated August 11, 1998, by and between Paxson Communications of Chicago-38, Inc. and Christian Communications of Chicagoland Inc. (6)

10.208	—	Employment Agreement, dated October 16, 1999, by and between the Company and Lowell W. Paxson (9)

10.208.1	—	Amendment to Employment Agreement, dated as of December 16, 2002, by and between the Company and Lowell W. Paxson (15)

10.208.2	—	Amendment No. 2 to Employment Agreement, dated as of January 15, 2004 between the Company and Lowell W. Paxson (19)

10.208.3	—	Amendment to Employment Agreement, dated as of February 9, 2005, between the Company and Lowell W. Paxson

10.209	—	Asset Purchase Agreement, dated November 21, 1999, by and between the Company and DP Media, Inc. (9)

10.209.1	—	Restated and Amended Asset Purchase Agreement, dated November 21, 1999, by and between Paxson Communications Corporation and DP Media (10)

10.210	—	Asset Purchase Agreement dated April 30, 1999, by and between DP Media of Boston, Inc. and Boston University Communications, Inc. for television stations WABU (TV), Boston, MA WZBU (TV), Vineyard Haven, MA WNBU (TV), Concord, NH and Low Power television station W67BA (TV) Dennis, MA (9)

10.217	—	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the

Exhibit
Number		Description of Exhibits
Company’s 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.6) (12)

10.219	—	First Supplemental Indenture, dated as of August 2, 2001, by and among the Company, S&E Network, Inc., the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee (13)

10.221	—	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12 1/4% Senior Subordinated Discount Notes due 2009 (incorporated by reference to Exhibit 4.8) (14)

10.224	—	Amended and Restated Employment Agreement, by and between the Company and Anthony L. Morrison, effective January 1, 2004

10.225	—	Amended and Restated Employment Agreement, by and between the Company and Dean M. Goodman, effective January 1, 2004

10.225.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Dean M. Goodman

10.227	—	Amended and Restated Employment Agreement, by and between the Company and Seth A. Grossman, effective January 1, 2004

10.227.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Seth A. Grossman

10.228	—	Paxson Communications Corporation 1998 Stock Incentive Plan, as amended (16)

10.229	—	Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s Senior Secured Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.9)

10.230	—	Purchase Agreement, dated January 5, 2004, among the Company, the Subsidiary Guarantors party thereto, and Citigroup Global Markets Inc., Bear, Stearns & Co. Inc., and CIBC World Markets Corp., as representatives of the Initial Purchasers (19)

10.231	—	Amended and Restated Employment Agreement, by and between the Company and Richard Garcia, effective as of January 1, 2004 (20)

10.231.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Richard Garcia

10.231.2	—	Amendment to Employment Agreement, dated March 15, 2005, between the Company and Richard Garcia (23)

10.232	—	Employment Agreement, dated as of January 1, 2004, as amended effective January 1, 2005, by and between the Company and Adam K. Weinstein (21)

10.232.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Adam K. Weinstein

10.233	—	Form of Indemnification Agreement by and between the Company and members of the Board of Directors of the Company (22)

14.1	—	Code of Ethics and Business Conduct (19)

21	—	Subsidiaries of the Company

23.1	—	Consent of Ernst & Young LLP

23.2	—	Consent of PricewaterhouseCoopers LLP

31.1	—	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	—	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	—	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	—	Tax Exemption Savings Agreement, dated May 15, 1994, between the Company and The Christian Network, Inc. (3)

(1)	Filed with the Company’s Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416, and incorporated herein by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995 (Commission File No. 1-13452), and incorporated herein by reference.

(3)	Filed with the Company’s Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473, and incorporated herein by reference.

(4)	Filed with the Company’s Registration Statement on Form S-8, filed January 22, 1997, Registration No. 333-20163, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q, dated September 30, 1997 (Commission File No. 1-13452), and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 1997 (Commission File No. 1-13452), and incorporated herein by reference.

(7)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(8)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 24, 1999 (Commission File No. 1-13452), and incorporated herein by reference.

(9)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 1999 (Commission File No. 1-13452), and incorporated herein by reference.

(10)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2000, and incorporated herein by reference.

(11)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(12)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(13)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed September 10, 2001, Registration No. 333-69192, and incorporated herein by reference.

(14)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(15)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2002, and incorporated herein by reference.

(16)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(17)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2003, and incorporated herein by reference.

(18)	Filed with the Company’s Quarterly Report on Form 10-Q, dated September 30, 2003, and incorporated herein by reference.

(19)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2003, and incorporated herein by reference.

(20)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2004, and incorporated herein by reference.

(21)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005, and incorporated herein by reference.

(22)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on February 28, 2005, and incorporated herein by reference.

(23)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 18, 2005, and incorporated herein by reference.

     (c) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm Beach, State of Florida, on March 31, 2005.

PAXSON COMMUNICATIONS CORPORATION
By:	/s/ LOWELL W. PAXSON
Lowell W. Paxson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ LOWELL W. PAXSON	Chairman of the Board, Director and	March 31, 2005
Lowell W. Paxson	Chief Executive Officer (Principal
Executive Officer)

/s/ RICHARD GARCIA	Senior Vice President and Chief Financial	March 31, 2005
Richard Garcia	Officer (Principal Financial Officer)

/s/ TAMMY G. HEDGE	Vice President, Controller and Chief	March 31, 2005
Tammy G. Hedge	Accounting Officer (Principal
Accounting Officer)

/s/ BRUCE L. BURNHAM	Director	March 31, 2005
Bruce L. Burnham

/s/ JOHN E. OXENDINE	Director	March 31, 2005
John E. Oxendine

/s/ HENRY J. BRANDON III	Director	March 31, 2005
Henry J. Brandon

/s/ ELIZABETH J. HUDSON	Director	March 31, 2005
Elizabeth J. Hudson

/s/ W. LAWRENCE PATRICK	Director	March 31, 2005
W. Lawrence Patrick

PAXSON COMMUNICATIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Paxson
Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Paxson Communications Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paxson Communications Corporation at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

West Palm Beach, Florida
March 29, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Paxson Communications Corporation:

     In our opinion, the accompanying consolidated statements of operations, of changes in stockholders’ deficit and of cash flows of Paxson Communications Corporation and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Schedule of Valuation and Qualifying Accounts attached as Schedule II, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As described in Note 1, during 2002 the Company ceased amortizing its indefinite lived intangible assets.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 27, 2003, except for Note 2 and the first paragraph of Note 11, which appear in the financial statements included in the Company’s Form 10-K for the year ended December 31, 2003 and are not presented herein, as to which the date is March 29, 2004

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$82,047	$97,123
Short-term investments	5,993	12,948
Accounts receivable, net of allowance for doubtful accounts of $648 and $1,090, respectively	24,961	24,357
Program rights	38,853	41,659
Amounts due from Crown Media	9,885	13,883
Deposits for programming letters of credit	24,603	—
Prepaid expenses and other current assets	3,119	4,406

Total current assets	189,461	194,376
Property and equipment, net	103,526	120,841
Intangible assets:
FCC license intangible assets	843,462	843,140
Other intangible assets, net	40,448	50,814
Program rights, net of current portion	19,581	28,640
Amounts due from Crown Media, net of current portion	1,655	11,540
Investments in broadcast properties	2,205	2,736
Assets held for sale	2,556	7,301
Other assets, net	21,411	24,289

Total assets	$1,224,305	$1,283,677

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$40,500	$39,303
Accrued interest	16,073	14,875
Current portion of obligations for program rights	18,436	35,382
Current portion of obligations to CBS	17,726	19,556
Current portion of obligations for cable distribution rights	2,896	2,494
Deferred revenue	16,344	15,573
Current portion of senior secured and senior subordinated notes	64	61

Total current liabilities	112,039	127,244
Obligations for program rights, net of current portion	1,703	7,902
Obligations to CBS, net of current portion	9,191	27,704
Obligations for cable distribution rights, net of current portion	—	283
Deferred revenue, net of current portion	6,898	6,898
Deferred income taxes	194,706	175,281
Senior secured and senior subordinated notes, net of current portion	1,004,029	925,547
Mandatorily redeemable preferred stock	471,355	410,739
Other long-term liabilities	10,980	7,857

Total liabilities	1,810,901	1,689,455

Mandatorily redeemable and convertible preferred stock	740,745	684,067

Commitments and contingencies (See Notes to Consolidated Financial Statements)
Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized and 60,545,269 and 63,131,125 shares issued and outstanding	61	63
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 77,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock warrants and call option	66,663	66,663
Additional paid-in capital	542,138	540,377
Deferred stock option compensation	(10,687)	(17,167)
Accumulated deficit	(1,925,524)	(1,679,789)

Total stockholders’ deficit	(1,327,341)	(1,089,845)

Total liabilities, mandatorily redeemable and convertible preferred stock and stockholders’ deficit	$1,224,305	$1,283,677

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	For the Years Ended December 31,
	2004	2003	2002
NET REVENUES (net of agency commissions of $46,565, $46,067, and $44,975, respectively)	$276,630	$270,939	$276,921

EXPENSES:
Programming and broadcast operations (excluding stock-based compensation of $1,012, $1,872 and $575)	56,472	51,954	51,204
Program rights amortization	53,616	51,082	77,980
Selling, general and administrative (excluding stock-based compensation of $7,489, $10,894 and $3,235)	121,835	110,976	132,305
Business interruption insurance	—	—	(1,617)
Time brokerage and affiliation fees	4,466	4,403	4,079
Stock-based compensation	8,501	12,766	3,810
Adjustment of programming to net realizable value	4,645	1,066	41,270
Restructuring (credits) charges	(5)	48	2,173
Reserve for state taxes	691	3,055	—
Depreciation and amortization	43,664	42,983	58,529

Total operating expenses	293,885	278,333	369,733

Gain on sale or disposal of broadcast and other assets, net	4,836	51,589	22,906

Operating (loss) income	(12,419)	44,195	(69,906)
OTHER INCOME (EXPENSE):
Interest expense	(94,192)	(92,202)	(85,214)
Dividends on mandatorily redeemable preferred stock	(60,616)	(27,539)	—
Interest income	2,811	3,440	2,363
Other income, net	—	341	1,876
Loss on extinguishment of debt	(6,286)	—	(17,552)
Gain on modification of program rights obligations	1,481	2,103	1,520

Loss before income taxes	(169,221)	(69,662)	(166,913)
Income tax provision	(18,751)	(6,551)	(169,273)

Net loss	(187,972)	(76,213)	(336,186)
Dividends and accretion on redeemable and convertible preferred stock	(57,763)	(70,104)	(110,099)

Net loss attributable to common stockholders	$(245,735)	$(146,317)	$(446,285)

Basic and diluted loss per common share	(3.61)	(2.14)	(6.88)

Weighted average shares outstanding	68,139,205	68,389,640	64,849,068

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

			Common					Accumulated
			Stock	Stock				Other
			Warrants	Subscription	Additional	Deferred		Compre-	Total	Compre-
	Common Stock		and Call	Notes	Paid-in	Stock Option	Accumulated	hensive	Stockholders’	hensive
	Class A	Class B	Option	Receivable	Capital	Compensation	Deficit	Loss	Deficit	Loss
Balance at January 1, 2002	$56	$8	$68,384	$(1,088)	$512,194	$(6,537)	$(1,087,187)	$(1,350)	$(515,520)
Comprehensive loss:
Net loss							(336,186)		(336,186)	$(336,186)
Unrealized loss on interest rate swap								(1,796)	(1,796)	(1,796)

Comprehensive loss										$(337,982)

Deferred stock option compensation					(267)	267			—
Stock-based compensation						3,810			3,810
Stock options exercised	1				1,182				1,183
Interest on stock subscription notes receivable				(489)					(489)
Reserve on stock subscription notes receivable				830					830
Dividends on redeemable and convertible preferred stock							(88,373)		(88,373)
Accretion on redeemable preferred stock							(21,726)		(21,726)

Balance at December 31, 2002	57	8	68,384	(747)	513,109	(2,460)	(1,533,472)	(3,146)	(958,267)
Comprehensive loss:
Net loss							(76,213)		(76,213)	$(76,213)
Unrealized gain on interest rate swap								3,146	3,146	3,146

Comprehensive loss										$(73,067)

Deferred stock option compensation					27,314	(27,314)			—
Stock-based compensation						12,607			12,607
Stock options exercised	6				568				574
Expiration of common stock warrants			(1,721)		1,721				—
Payment of employee withholding taxes on exercise of common stock options					(2,335)				(2,335)
Reduction of stock subscription notes receivable				747					747
Dividends on redeemable and convertible preferred stock							(69,009)		(69,009)
Accretion on redeemable preferred stock							(1,095)		(1,095)

Balance at December 31, 2003	63	8	66,663	—	540,377	(17,167)	(1,679,789)	—	(1,089,845)
Comprehensive loss:
Net loss							(187,972)		(187,972)	$(187,972)

Comprehensive loss										$(187,972)

Deferred stock option compensation					1,756	(1,756)			—
Stock-based compensation						8,236			8,236
Restricted stock exchanged for options	(3)				3				—
Stock options exercised	1				2				3
Dividends on redeemable and convertible preferred stock							(56,175)		(56,175)
Accretion on redeemable preferred stock							(1,588)		(1,588)

Balance at December 31, 2004	$61	$8	$66,663	$—	$542,138	$(10,687)	$(1,925,524)	$—	$(1,327,341)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(187,972)	$(76,213)	$(336,186)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	43,664	42,983	58,529
Stock-based compensation	8,501	12,766	3,810
Loss on extinguishment of debt	6,286	—	17,552
Restructuring (credits) charges	(5)	48	486
Program rights amortization	53,616	51,082	77,980
Adjustment of programming to net realizable value	4,645	1,066	41,270
Payments for cable distribution rights	(123)	(4,347)	(9,286)
Non-cash barter revenue	(129)	(66)	(659)
Program rights payments and deposits	(67,682)	(34,239)	(116,243)
Provision for doubtful accounts	155	(418)	(126)
Deferred income tax provision	19,425	6,670	168,611
Reserve on stock subscription notes receivable	(407)	(240)	830
Gain on sale or disposal of broadcast and other assets, net	(4,836)	(51,589)	(22,906)
Equity in income of unconsolidated investment	—	(80)	(460)
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	60,616	27,539	—
Accretion on senior subordinated discount notes	49,172	43,660	37,480
Gain on modification of program rights obligations	(1,481)	(2,103)	(1,520)
Business interruption insurance	—	—	(1,697)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,834)	9,697	1,418
Decrease in amounts due from Crown Media	13,883	4,404	3,221
Decrease (increase) in prepaid expenses and other current assets	975	(1,450)	354
Decrease in other assets	6,514	5,931	7,842
Increase in accounts payable and accrued liabilities	4,963	5,210	4,809
Increase (decrease) in accrued interest	1,198	254	(599)
Decrease in obligations to CBS	(18,861)	(7,649)	(9,938)

Net cash (used in) provided by operating activities	(9,717)	32,916	(75,428)

Cash flows from investing activities:
Decrease (increase) in short-term investments	6,955	4,125	(4,923)
Deposits for programming letters of credit	(24,603)	—	—
Acquisitions of broadcasting properties	—	—	(265)
Increase in investments in broadcast properties	—	(24)	—
Purchases of property and equipment	(15,845)	(26,732)	(31,177)
Proceeds from sales of broadcast assets	9,988	83,332	26,647
Proceeds from sale of broadcast towers and property and equipment	28	360	143
Proceeds from insurance recoveries	—	—	2,722
Other	(170)	(132)	(836)

Net cash (used in) provided by investing activities	(23,647)	60,929	(7,689)

Cash flows from financing activities:
Borrowings of long-term debt	365,000	2,000	336,338
Repayments of long-term debt	(335,687)	(20,152)	(2,898)
Redemption of 12 1/2% exchange debentures	—	—	(284,410)
Payment of loan origination costs	(11,441)	(2,259)	(10,886)
Debt extinguishment premium and costs	—	—	(14,302)
Payments of employee withholding taxes on exercise of common stock options	—	(2,335)	—
Proceeds from exercise of common stock options, net	3	115	1,182
Repayment of stock subscription notes receivable	413	144	—

Net cash provided by (used in) financing activities	18,288	(22,487)	25,024

(Decrease) increase in cash and cash equivalents	(15,076)	71,358	(58,093)
Cash and cash equivalents, beginning of year	97,123	25,765	83,858

Cash and cash equivalents, end of year	$82,047	$97,123	$25,765

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Paxson Communications Corporation (the ‘‘Company’’), a Delaware corporation, was organized in 1993. The Company owns and operates television stations nationwide, and on August 31, 1998, launched PAX TV. PAX TV is the brand name for the programming that the Company broadcasts through its owned, operated and affiliated television stations, and through certain cable television system owners and satellite television providers.

     The Company’s business operations presently do not provide sufficient cash flow to support its debt service and preferred stock dividend requirements. In September 2002, the Company engaged Bear, Stearns & Co. Inc. and in August 2003 the Company engaged Citigroup Global Markets Inc. to act as the Company’s financial advisors to assess the Company’s business plan, capital structure and future capital needs and to explore strategic alternatives for the Company. The Company terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that the Company believed would be in the best interest of the Company’s stockholders. While the Company continues to consider strategic alternatives that may arise, which may include the sale of all or part of the Company’s assets, finding a strategic partner who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company’s debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or through a purchase of the Company’s equity securities, the Company’s principal efforts are focused on improving core business operations and increasing cash flow (see Note 15).

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

Accounts Receivable

     The Company carries accounts receivable at the amount it believes to be collectible. Accordingly, the Company provides allowances for accounts receivable it believes to be uncollectible based on managements best estimates. The amounts of accounts receivable that ultimately become uncollectible could vary significantly from the Company’s estimates.

Property and Equipment

     Purchases of property and equipment, including additions and improvements and expenditures for repairs and maintenance that significantly add to productivity or extend the economic lives of assets, are capitalized at cost and depreciated using the straight line method over their estimated useful lives as follows (see Note 5):

Broadcasting towers and equipment	4-30 years
Office furniture and equipment	5-10 years
Buildings and leasehold improvements	7-40 years
Aircraft, vehicles and other	5 years

     Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset. Maintenance, repairs, and minor replacements are charged to expense as incurred.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

     The Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) effective January 1, 2002. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. Under SFAS No. 142, the Company no longer amortizes its FCC license intangible assets (which the Company believes have an indefinite life). Under previous accounting standards, these assets were being amortized over 25 years. The Company tests its FCC license intangible assets for impairment by comparing the estimated fair value of these assets, based upon an independent appraisal, with their recorded amounts on an aggregate basis as a single unit of accounting since the Company operates PAX TV as a single asset, a consolidated distribution platform. No FCC license intangible asset impairment loss was recognized upon adoption. However, due to the deferred tax consequences of SFAS No. 142, the Company was required to increase its deferred tax asset valuation allowance in 2002. In addition, the Company tested its FCC license intangible assets for impairment as of December 31, 2004 and 2003 by comparing the estimated fair value of these assets, based upon an independent appraisal, with their recorded amount. No impairment charge was required as a result of this testing.

     Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives and primarily consist of cable and satellite distribution rights which are amortized on a straight-line basis over the terms of the related contracts, which terms are generally ten years (see Note 6). In 1998, the Company began entering into cable and satellite distribution agreements for periods generally up to ten years in markets where the Company does not own a television station. Certain of these distribution agreements also provided the Company with some level of promotional advertising to be run at the discretion of the distributor, primarily during the first few years to support the launch of the Company’s PAX TV network on the cable systems. The Company had been amortizing these assets on an accelerated basis in order to give effect to the advertising component included in certain of these agreements. In 2003, the Company determined that it had previously over-amortized certain of these assets and recorded a $6.9 million reduction of its amortization expense, resulting in a corresponding increase in intangible assets. The remaining unamortized costs, which were being amortized over seven years, are being amortized over the remaining contractual life of the agreements.

Program Rights

     The Company’s programming consists of both originally developed programs and syndicated programs that have previously aired on other networks. The Company generally has unlimited exclusive domestic broadcast rights for its original programs. For syndicated programs, the Company licenses the exclusive domestic distribution rights for a fixed cost over the license term. Program rights are carried at the lower of unamortized cost or estimated net realizable value. Program rights and the related liabilities are recorded at the contractual amounts when the programming is available to air. Original programming generally is amortized on a straight line or accelerated method over three to four years based on expected usage. Syndicated programming rights are amortized over the licensing agreement term using the greater of the straight line per run or straight line over the license term method. The estimated costs of programming which will be amortized during the next year are included in current assets; program rights obligations which become due within the next year are included in current liabilities.

     The Company periodically evaluates the net realizable value of its program rights based on anticipated future usage of programming and the anticipated future ratings and related advertising revenue to be generated on a daypart basis. The Company also evaluates whether future revenues will be sufficient to recover the cost of programs the Company is committed to purchase in the future and, if estimated future revenues are insufficient, the Company accrues a loss related to its programming commitments. For the years ended December 31, 2004, 2003 and 2002, the Company recorded charges of approximately $4.6 million, $1.1 million and $41.3 million, respectively, related to the write-down of program rights to their estimated net realizable value and losses on programming commitments.

Cable and Satellite Distribution Rights

     As discussed above, the Company has entered into agreements with cable and satellite distributors for carriage on their systems.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company generally enters into agreements with cable distributors in markets not currently served by a Company owned television station. The Company pays fees based on the number of cable television subscribers reached and in certain instances provides a specified amount of airtime per hour or per week in which the distributor may sell local advertising. Obligations for cable distribution rights which will be paid within the next year are included in current liabilities. The Company has also entered into agreements with cable system operators to improve channel positioning on certain cable systems. Amounts paid for channel improvement with a stipulated termination date are amortized over the term of the agreement using the straight-line method. Amounts paid for channel improvement with no stipulated termination date are amortized on a straight-line basis over a maximum life of ten years. As of December 31, 2004, obligations for cable distribution rights require collective payments by the Company of approximately $2.9 million in 2005.

     The agreements with certain satellite distributors provide for payment in advertising credits, to be determined at the prevailing market rate at the time of placement. Deferred revenue from the advertising credits provided is recognized as advertising revenue when advertising credits are utilized. An estimate of the advertising credit that will be utilized within the next year is included in deferred revenues as a current liability in the accompanying consolidated balance sheets and amounted to $7.5 million as of December 31, 2004 and 2003. An estimate of the advertising credit that will be utilized beyond December 31, 2005 and 2004 is included in deferred revenues as a long-term liability in the accompanying consolidated balance sheets and amounted to $6.9 million as of December 31, 2004 and 2003. Additionally, these agreements provide a specified amount of time per week in which the distributor may sell advertising time.

Investments in Broadcast Properties

     Investments in broadcast properties represent options held by the Company to purchase certain television broadcasting stations. In connection with these option agreements, the Company has obtained the right to provide programming to the related stations pursuant to time brokerage agreements (‘‘TBAs’’) and has options to purchase certain of the related station assets and FCC licenses at various amounts and terms (see Note 15).

     Included in depreciation and amortization in the years ended December 31, 2004 and 2003, respectively, is a $0.5 million and $5.4 million impairment charge recorded in connection with a purchase option on a television station. The $5.4 million impairment recorded in 2003 existed in periods prior to the year ended December 31, 2003.

Long-Lived Assets

     Effective January 1, 2002, the Company adopted SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’. SFAS No. 144 supersedes SFAS No. 121, ‘‘Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of’’ and Accounting Principles Board Opinion (‘‘APB’’) No. 30, ‘‘Reporting the Results of Operations—Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.’’ SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Derivative Financial Instruments

     The Company’s derivative financial instruments (including certain derivative instruments embedded in other contracts) are recorded on the balance sheet as either an asset or a liability measured at fair value. Changes in the derivative instruments’ fair value are recognized in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the statement of operations, to the extent effective, and requires that the Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     As described in Note 9, the Company utilized an interest rate swap to manage the impact of interest rate changes on the Company’s previously existing senior credit facility. The interest rate swap matured on October 15, 2003 and was not renewed. Under the interest rate swap, the Company agreed with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments was recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. The Company has accounted for the swap as a cash flow hedge pursuant to SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’, as amended, with changes in the fair value included as a component of other comprehensive loss.

     Other comprehensive gain (loss) represents the unrealized gain (loss) on the Company’s interest rate swap accounted for as a cash flow hedge totaling approximately $3.1 million and ($1.8) million for the years ended December 31, 2003 and 2002, respectively. No income tax benefit has been recorded related to these losses due to uncertainty regarding realization of the Company’s deferred tax assets.

Revenue Recognition

     Revenue is recognized as commercial spots or long form programming are aired and, for the majority of network commercial spots only, as ratings guarantees to advertisers are achieved. As of December 31, 2004 and 2003, included in deferred revenues as a current liability in the accompanying consolidated balance sheets is approximately $5.2 million and $4.5 million, respectively, related to ratings guarantee shortfalls.

Advertising Costs

     Advertising costs are expensed as incurred. For the years ended December 31, 2004, 2003 and 2002, advertising expenses amounted to $12.2 million, $8.4 million and $8.6 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Had compensation expense for employee stock options granted been determined using the fair value method the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	Years Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders	$(245,735)	$(146,317)	$(446,285)
Add: Stock-based compensation expense determined under the intrinsic value method and included in reported net loss	8,501	12,766	3,810
Deduct: Total stock-based compensation expense determined under the fair value method	(8,632)	(15,079)	(7,317)

Pro forma net loss attributable to common stockholders	$(245,866)	$(148,630)	$(449,792)

Basic and diluted net loss per share:
As reported	$(3.61)	$(2.14)	$(6.88)
Pro forma	(3.61)	(2.17)	(6.94)

     The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model assuming, for 2002, 2003, and 2004, respectively, a dividend yield of zero for all years; expected volatility of 70%, 78% to 79%, and 72% to 74%; risk free rate of return of 2.7% to 4.5%, 2.8% to 3.4%, and 2.6% to 3.9%; and expected lives of 1.5 to 6 years, 1 day, and 1 day.

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

     As previously described, upon adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes its FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS No. 142 stipulate that indefinite-lived intangible assets are not amortized, the Company is required under SFAS No. 109, ‘‘Accounting for Income Taxes’’, to recognize deferred tax liabilities and assets for temporary differences related to its FCC license intangible assets and the tax-deductible portion of these assets. Prior to adopting SFAS No. 142, the Company considered its deferred tax liabilities related to its FCC license intangible assets as a source of future taxable income in assessing the realization of its deferred tax assets. Because indefinite-lived intangible assets are no longer amortized for financial reporting purposes under SFAS No. 142, the related deferred tax liabilities will not reverse until some indeterminate future period should FCC license intangible assets become impaired or be disposed of. Therefore, the reversal of deferred tax liabilities related to the FCC license intangible assets is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance resulting in a deferred tax liability of $168.6 million during the year ended December 31, 2002. In addition, the Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to FCC license intangible assets.

     In 2004 and 2003, the Company recorded a reserve for state taxes (not based on income) of $0.7 million and $3.1 million, respectively, resulting in a corresponding increase in accounts payable and accrued liabilities, in connection with a tax liability related to certain states in which the Company has operations. The 2003 charge included an amount for periods prior to 2003.

     Additionally, in 2004 the Company determined that it had not recorded certain state taxes for purchases in jurisdictions in which the Company has operations. The Company has determined the amount of taxes due to be $2.2 million, which resulted in an increase to property and equipment in the amount of $1.4 million and an increase to selling,

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

general and administrative expenses in the amount of $0.8 million. A significant portion of the state taxes recorded in 2004 pertain to periods prior to 2004. The majority of these taxes are delinquent. Because the amount is not material, however, the Company does not anticipate that it will be required to pay any significant interest or penalties.

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

     The following securities, which could potentially dilute earnings per share in the future, were not included in the computation of loss per share, because to do so would have been antidilutive (in thousands):

	2004	2003	2002
Stock options outstanding	5,859	3,129	11,426
Class A common stock warrants and restricted Class A common stock outstanding	32,321	32,032	32,428
Class A common stock reserved for issuance under convertible securities	40,712	39,903	39,167

	78,892	75,064	83,021

     In June 2003, warrants to purchase 240,000 shares of Class A common stock issued in connection with the issuance of the 9 3/4% Series A Convertible Preferred Stock in June 1998 and warrants to purchase 155,500 shares of Class A common stock issued to an affiliate of a former member of the Company’s board of directors, which were valued upon issuance at approximately $1.7 million, expired unexercised.

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

New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supercedes APB Opinion No. 25, “Accounting for stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach to accounting for share-based payments in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values (i.e., pro forma footnote disclosure is no longer an alternative to financial statement recognition). SFAS No. 123R is effective for public entities at the beginning of the first interim or annual period beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 123R to have a significant impact on its financial position, results of operations or cash flows.

     In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) 04-8, “Accounting Issues related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.” The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share calculations regardless of whether the debt has a market price trigger that is above the current fair market value of the company’s common stock that makes the debt currently not convertible. The new rules are effective for reporting periods ending on or after December 15, 2004. The Company does not have any convertible debt and, therefore, EITF 04-8 will not have any impact on the Company’s financial position, results of operations or cash flows.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in Accounting Principles Board Opinion (“APB”) No. 29, “Accounting for Non-monetary Transactions.” Both SFAS No. 153 and APB No. 29 require that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged. APB No. 29, allowed for non-monetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. Any non-monetary asset exchanges will be accounted for under SFAS No. 153. The Company does not expect SFAS No. 153 to have a material impact on the Company’s financial position, results of operations or cash flows.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ‘‘Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51’’ (‘‘FIN 46’’). FIN 46 clarifies the application of ARB No. 51 to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have any impact on the Company’s financial position, results of operations or cash flows.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NBC TRANSACTIONS

     Effective September 15, 1999 (the ‘‘Issue Date’’), the Company entered into an Investment Agreement (the ‘‘Investment Agreement’’) with National Broadcasting Company, Inc. (‘‘NBC’’), pursuant to which NBC purchased shares of convertible exchangeable preferred stock (the ‘‘Series B preferred stock’’), and common stock purchase warrants from the Company for an aggregate purchase price of $415 million. Further, Mr. Paxson, the majority stockholder of the Company, and certain entities controlled by Mr. Paxson granted NBC the right (the ‘‘Call Right’’) to purchase all (but not less than all) 8,311,639 shares of Class B Common Stock of the Company beneficially owned by Mr. Paxson.

     The common stock purchase warrants issued to NBC consist of a warrant to purchase up to 13,065,507 shares of Class A Common Stock at an exercise price of $12.60 per share (‘‘Warrant A’’) and a warrant to purchase up to 18,966,620 shares of Class A Common Stock (‘‘Warrant B’’) at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price). The Warrants are exercisable through September 2009 subject to certain conditions and limitations.

     The Call Right has a per share exercise price equal to the higher of (i) the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the exercise of the Call Right (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale prices), and (ii) $20.00. The owners of the shares which are subject to the Call Right may not transfer such shares prior to the sixth anniversary of the Issue Date, and may not convert such shares into any other securities of the Company (including shares of Class A Common Stock). Exercise of the Call Right is subject to compliance with applicable provisions of the Communications Act of 1934, as amended (the ‘‘Communications Act’’), and the rules and regulations of the FCC. The Call Right may not be exercised until Warrant A and Warrant B have been exercised in full. The Call Right expires on the tenth anniversary of the Issue Date, or prior thereto under certain circumstances.

     The Company valued the common stock purchase warrants issued to NBC and the Call Right at $66.7 million. The Company recorded this value along with transaction costs as a reduction of the face value of the Series B preferred stock. Such discount was accreted as preferred stock dividends through September 2002 using the interest method.

     The Investment Agreement requires the Company to obtain the consent of NBC or its permitted transferee with respect to certain corporate actions, as set forth in the Investment Agreement, and grants NBC certain rights with respect to the operations of the Company. NBC was also granted certain demand and piggyback registration rights with respect to the shares of Class A Common Stock issuable upon conversion of the Series B preferred stock (or conversion of any exchange debentures issued in exchange therefor), exercise of the Warrants or conversion of the Class B Common Stock subject to the Call Right.

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

     The Company and NBC have entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBC provides network sales, marketing and research services for the Company’s PAX TV Network, national advertising sales services and Joint Sales Agreements (‘‘JSA’’) between the Company’s stations and NBC’s owned and operated stations serving the same markets. Pursuant to the terms of the JSAs, the NBC stations sell all non-network spot advertising of the Company’s stations and receive commission compensation for such sales and the Company’s stations may agree to carry one hour per day of the NBC stations syndicated or news programming. Certain Company station operations, including sales operations, are integrated with the corresponding functions of the related NBC station and the Company reimburses NBC for the cost of performing these operations. In March 2004 the Company entered into an agreement with NBC under which NBC consulted with the Company on the

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NBC TRANSACTIONS (Continued)

development, production and programming of scripted and unscripted television series, games shows and specials for the 2004-2005 broadcast season. The Company committed significant resources to this programming initiative, and the shows the Company developed were targeted largely to a younger audience demographic that is more attractive to advertisers than the audience demographic that has typically viewed the Company’s programming. The Company launched those shows on PAX TV at various times during the second half of 2004. To date, this programming initiative has not served to materially improve the Company’s audience ratings or advertising revenues. The Company’s consulting agreement with NBC has expired and, although the Company continues to fund its remaining commitments to this programming initiative, the Company is not currently planning to invest substantial additional resources in the development of new original programming. For the years ended December 31, 2004, 2003 and 2002, the Company incurred expenses totaling approximately $22.2 million, $20.6 million and $20.8 million, respectively, for commission compensation and cost reimbursements to NBC.

     As further discussed in Note 12, on November 13, 2003, NBC exercised its right under the Investment Agreement to demand that the Company redeem or arrange for a third party to acquire, by payment in cash, all 41,500 outstanding shares of Series B preferred stock held by NBC. The aggregate redemption price payable in respect of such shares, including accrued dividends thereon, was $600.7 million and $557.5 million as of December 31, 2004 and 2003, respectively.

3. RESTRUCTURING

     During the fourth quarter of 2002, the Company adopted a plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company’s cash operating expenditures. In connection with this plan, the Company recorded a restructuring charge of approximately $2.6 million in 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and consolidating certain operations. Through December 31, 2004, the Company has paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. The Company accounted for these costs pursuant to the provisions of SFAS No. 146 ‘‘Accounting for Costs Associated with Exit or Disposal Activities’’. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3 ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity’’, which was nullified under SFAS No. 146.

     In connection with the NBC transactions described in Note 2, the Company entered into JSAs with certain of NBC’s owned and operated stations in 1999 and 2000. During the fourth quarter of 2000, the Company approved a plan to restructure its television station operations by entering into JSAs primarily with NBC affiliate stations in each of the Company’s remaining non-JSA markets. To date, the Company has entered into JSAs for 45 of its television stations. The Company’s restructuring plan included two major components: (1) termination of 226 station sales and administrative employees; and (2) exiting Company studio and sales office leased properties. The Company has substantially completed the JSA restructuring plan.

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING (Continued)

     The following summarizes the activity in the Company’s restructuring accounts for the years ended December 31, 2004, 2003 and 2002 (in thousands):

		Amounts Charged
	Balance	(Credited) to Costs	Cash	Balance
	December 31, 2003	and Expenses	Deductions	December 31, 2004
Corporate Restructuring
Accrued liabilities:
Lease and other costs	$51	$—	$(51)	$—
Severance	5	(5)	—	—

	$56	$(5)	$(51)	$—

JSA Restructuring
Accrued liabilities:
Lease costs	$89	$—	$(87)	$2

		Amounts Charged
	Balance	(Credited) to Costs	Cash	Balance
	December 31, 2002	and Expenses	Deductions	December 31, 2003
Corporate Restructuring
Accrued liabilities:
Lease and other costs	$262	$115	$(326)	$51
Severance	732	(67)	(660)	5

	$994	$48	$(986)	$56

JSA Restructuring
Accrued liabilities:
Lease costs	$528	$—	$(439)	$89

		Amounts Charged
	Balance	(Credited) to Costs	Cash	Balance
	December 31, 2001	and Expenses	Deductions	December 31, 2002
Corporate Restructuring
Accrued liabilities:
Lease and other costs	$—	$422	$(160)	$262
Severance	—	2,218	(1,486)	732

	$—	$2,640	$(1,646)	$994

JSA Restructuring
Accrued liabilities:
Lease costs	$1,717	$(194)	$(995)	$528
Severance	382	(273)	(109)	—

	$2,099	$(467)	$(1,104)	$528

4. CERTAIN TRANSACTIONS WITH RELATED AND OTHER PARTIES

     In addition to the transactions with NBC described in Note 2, the Company has entered into certain operating and financing transactions with related and other parties as described below.

DP Media, Inc.

     In June 2000, the Company completed the acquisition of DP Media, Inc. (DP Media) for aggregate consideration of $113.5 million, $106.0 million of which had previously been advanced by the Company during 1999. DP Media was beneficially owned by family members of Mr. Paxson, the majority stockholder of the Company. DP Media’s assets included a 32% equity interest in a limited liability company controlled by the former stockholders of DP Media, which owns television station WWDP in Norwell, Massachusetts. In April 2003, the owners of WWDP sold WWDP to Valuevision Media Acquisition, Inc. for a purchase price of $32.5 million. The proceeds to the Company of $13.8 million resulted in a pre-tax gain of approximately $9.9 million. See Note 8.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. CERTAIN TRANSACTIONS WITH RELATED AND OTHER PARTIES (Continued)

The Christian Network, Inc.

     The Company has entered into several agreements with The Christian Network, Inc. and certain of its for profit subsidiaries (individually and collectively referred to herein as ‘‘CNI’’). CNI is a section 501(c)(3) not-for-profit corporation to which Mr. Paxson, the majority stockholder of the Company, has been a substantial contributor and of which he was a member of the Board of Stewards through 1993.

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

     License Agreement. The Company and CNI entered into a three year agreement in March 1999 under which the Company paid license fees to CNI to broadcast CNI’s religious programming. The license agreement expired in May 2002 without being renewed. During the year ended December 31, 2002, the Company paid approximately $93,000 in license fees in connection with this agreement.

     CNI Tax Indemnification Agreement. The Company and CNI entered into an agreement in May 1994 (the ‘‘CNI Agreement’’) under which the Company agreed that, if the tax exempt status of CNI were jeopardized by virtue of its relationships with the Company and its subsidiaries, the Company would take certain actions to ensure that CNI’s tax exempt status would no longer be so jeopardized. Such steps could include, but not be limited to, rescission of one or more transactions or payment of additional funds by the Company. If the Company’s activities with CNI are consistent with the terms governing their relationship, the Company believes that it will not be required to take any actions under the CNI Agreement. However, there can be no assurance that the Company will not be required to take any actions under the CNI Agreement at a material cost to the Company.

     Network Operations Center. During the third quarter of 2004, the Company purchased the television production and distribution facility that it had previously leased from CNI, for an aggregate purchase price of approximately $1.7 million. Mr. Paxson had personally guaranteed the mortgage debt incurred by CNI in 1994 in connection with its acquisition of this facility. This debt was repaid from proceeds of the Company’s acquisition of the Facility. The Company utilizes this facility primarily as its network operations center and originates the PAX TV network signal from this location. For the years ended December 31, 2004, 2003 and 2002, the Company incurred lease expense in connection with the lease of this facility in the amount of $147,000, $212,000 and $209,000, respectively. In addition, the Company provided satellite uplink and assembly services at no cost to CNI pursuant to the lease agreement. The Company and CNI are currently negotiating a fee arrangement for the satellite and assembly services being provided to CNI by the Company.

Loans

     During December 1996, the Company extended loans to members of its management to finance their purchase of shares of Class A Common Stock in the open market. The loans are full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by a pledge of the shares of Class A Common Stock purchased with the loan proceeds. As of December 31, 2004 and 2003, the outstanding balances on such loans amounted to $0.3 million and $0.7 million, respectively. These loans are past their payment terms and, therefore, have been fully reserved.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following as of December 31, (in thousands):

	2004	2003
Broadcasting towers and equipment	$233,235	$245,492
Office furniture and equipment	16,834	19,031
Buildings and leasehold improvements	22,622	16,963
Land and improvements	1,232	667
Aircraft, vehicles and other	3,945	3,959

	277,868	286,112
Accumulated depreciation and amortization	(174,342)	(165,271)

Property and equipment, net	$103,526	$120,841

     Depreciation and amortization expense related to property and equipment aggregated approximately $32.6 million, $34.1 million and $33.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the fourth quarter of 2004, the Company recorded additional amortization expense of $1.7 million for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease term. Approximately $1.6 million pertained to periods prior to 2004.

     As described in Note 9, the Company’s senior secured floating rate notes are secured by substantially all of the assets of the Company, including property and equipment.

6. INTANGIBLE ASSETS

     Intangible assets consist of the following as of December 31, (in thousands):

	2004		2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Cable and satellite distribution rights	$127,793	$(87,740)	$128,810	$(78,957)
Other	5,025	(4,630)	5,025	(4,064)
Indefinite lived intangible asset:
FCC licenses	843,462	—	843,140	—

	$976,280	$(92,370)	$976,975	$(83,021)

     Amortization expense related to intangible assets aggregated $10.6 million, $8.9 million and $19.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Estimated future amortization expense is as follows for the periods indicated (in thousands):

2005	$9,956
2006	9,832
2007	9,557
2008	7,044
2009	1,195
Thereafter	2,864

$40,448

7. PROGRAM RIGHTS

     Program rights consist of the following as of December 31, (in thousands):

	2004	2003
Program rights	$208,055	$371,146
Accumulated amortization	(149,621)	(300,847)

	58,434	70,299
Less: current portion	(38,853)	(41,659)

Program rights, net	$19,581	$28,640

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROGRAM RIGHTS (continued)

     Program rights amortization expense amounted to $53.6 million, $51.1 million and $78.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     As of December 31, 2004, the Company’s programming contracts require collective payments by the Company of approximately $45.5 million as follows (in thousands):

	Obligations for
	Program	Program Rights
	Rights	Commitments	Total
2005	$18,436	$25,340	$43,776
2006	1,703	—	1,703

	$20,139	$25,340	$45,479

     In 2004 and 2003, the Company recognized a charge of $4.6 million and $1.1 million, respectively, to reduce certain programming rights to their net realizable value. This charge resulted from a change in the estimated future advertising revenues expected to be generated by certain programming as a result of a change in expected usage of such programming.

     In January 2003, the Company modified its programming schedule by replacing 26.5 hours per week of entertainment programming with long form paid programming. As a result of this change, the Company decided not to air certain syndicated and original programs. Therefore, the Company revised its estimate of future advertising revenues to be generated related to these programs and recognized a charge of approximately $38.4 million in the fourth quarter of 2002 related to these programming assets. Additionally, as further described below, in the second quarter of 2002 the Company recorded a $2.9 million accrued programming loss related to programming commitments for the television series Touched By An Angel (“Touched”).

     On August 1, 2002, the Company entered into agreements with a subsidiary of CBS Broadcasting, Inc. (‘‘CBS’’) and Crown Media United States, LLC (‘‘Crown Media’’) to sublicense the Company’s rights to broadcast Touched to Crown Media for exclusive exhibition on the Hallmark Channel. Under the terms of the agreement with Crown Media, the Company is to receive approximately $47.4 million from Crown Media, $38.6 million of which is to be paid over a three-year period that commenced August 2002 and the remaining $8.8 million, for the 2002/2003 season, is to be paid over a three-year period that commenced August 2003. In addition, the agreement with Crown Media provides that Crown Media is obligated to sublicense from the Company future seasons of Touched should CBS renew the series. As further described below, CBS did not renew Touched for the 2003/2004 season.

     Under the terms of the Company’s agreement with CBS, the Company remains obligated to CBS for amounts due under its pre-existing license agreement, less estimated programming cost savings of approximately $15.0 million. As of December 31, 2004 and 2003, the Company’s liability to CBS totaled approximately $26.9 million and $47.3 million, respectively. The sublicense transaction resulted in a gain of approximately $4.0 million, which was deferred and is being recorded over the term of the Crown Media agreement (the deferred gain is included in obligations to CBS in the accompanying consolidated balance sheets and amounted to $0.9 million and $2.3 million as of December 31, 2004 and 2003, respectively).

     The Company has a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of December 31, 2004, the maximum amount of loss due to credit risk that the Company would sustain if Crown Media failed to perform under the agreement totaled approximately $11.5 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, the Company has the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, the Company could regain its exclusive rights to broadcast Touched on PAX TV pursuant to its existing licensing agreement with CBS.

     Under its agreement with CBS, the Company is required to license future seasons of Touched if the series is renewed by CBS. Under its sublicense agreement with Crown Media, Crown Media is obligated to sublicense such future seasons from the Company. The Company’s financial obligations to CBS for such seasons exceed the sublicense fees to be received from Crown Media. In the second quarter of 2002, upon the decision by CBS to renew Touched for the 2002/2003 season, the Company recorded a loss of approximately $10.7 million. This amount was offset, in part, by a

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROGRAM RIGHTS (Continued)

reduction in the Company’s loss on the 2001/2002 season of approximately $7.8 million, resulting in a net accrued programming loss of $2.9 million. The change in estimate for the 2001/2002 season was due to the sublicensing agreement with Crown Media and a lower number of episodes produced than previously estimated. In 2003, CBS determined that it would not renew Touched for the 2003/2004 season and, as a consequence, a loss accrual was not required.

     The Company’s obligation to CBS for Touched will be partially funded through the sublicense fees from Crown Media. As of December 31, 2004, the Company’s obligation to CBS and its receivable from Crown Media related to Touched are as follows (in thousands):

	Obligations
	to	Amounts Due from
	CBS	Crown Media	Net Amount
2005	$17,726	$(10,439)	$7,287
2006	9,191	(1,711)	7,480

	26,917	(12,150)	14,767
Amount representing interest	—	610	610

	$26,917	$(11,540)	$15,377

     For the years ended December 31, 2004, 2003 and 2002, the Company recognized as income a portion of the deferred gains related to the sublicense transaction with Crown Media and certain other syndicated programs totaling approximately $1.5 million, $2.1 million and $1.5 million, respectively. These amounts are reflected in ‘‘gain on modification of program rights obligations’’ in the accompanying consolidated statements of operations.

8. ASSETS HELD FOR SALE

     The results of operations and the gain or (loss) on sale of assets held for sale are included in the determination of the Company’s operating income (loss) from continuing operations in accordance with SFAS No. 144 since these assets do not constitute a component of the Company under SFAS No. 144. The Company generally maintains a geographic presence in the markets where assets have been sold by airing the PAX TV network through cable distribution agreements or the Company’s other owned or operated stations in the designated market areas.

     Assets held for sale consist of the following as of December 31, (in thousands):

	2004	2003
Intangible assets, net	$315	$3,499
Property and equipment, net	2,241	3,802

	$2,556	$7,301

     Included in assets held for sale are certain broadcast towers with a carrying value of $2.2 million and $2.7 million as of December 31, 2004 and 2003, respectively, for which the Company is in the process of transferring title and assigning the leases to the buyer.

     In May 2004, the Company completed the sale of its television station KPXJ, serving the Shreveport, Louisiana market, for a cash purchase price of $10.0 million, resulting in a pre-tax gain of approximately $6.1 million.

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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ASSETS HELD FOR SALE — (Continued)

     In October 2002, the Company completed the sale of its television station WPXB, serving Merrimack, New Hampshire, to NBC. The Company received cash proceeds of $26.0 million from the sale and realized a pre-tax gain of approximately $24.5 million.

9. SENIOR SECURED AND SENIOR SUBORDINATED NOTES

     Senior secured and senior subordinated notes consists of the following as of December 31, (in thousands):

	2004	2003
Senior Secured Floating Rate Notes due 2010, secured by substantially all of the assets of the Company, interest at LIBOR plus 2.75% (4.82% at December 31, 2004)	$365,000	$—
12 1/4% Senior Subordinated Discount Notes due 2009	496,263	496,263
10 3/4% Senior Subordinated Notes, due 2008	200,000	200,000
Senior Credit Facility:
• $25.0 million revolving line of credit, maturing June 30, 2006, interest at LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% at the Company’s option (4.52% at December 31, 2003)	—	8,000
• $50.0 million Term A loan, maturing December 31, 2005, interest at LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% at the Company’s option (4.85% at December 31, 2003), quarterly principal payments that commenced in September 2003	—	49,750
• $285.0 million Term B loan, maturing June 30, 2006, interest at LIBOR plus 3.25% or Base Rate (as defined) plus 2.25% at the Company’s option (4.43% at December 31, 2003), quarterly principal payments that commenced in September 2001	—	277,875
Other	443	505

	1,061,706	1,032,393
Less: discount on Senior Subordinated Discount Notes	(57,613)	(106,785)
Less: current portion	(64)	(61)

	$1,004,029	$925,547

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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. SENIOR SECURED AND SENIOR SUBORDINATED NOTES — (Continued)

     During the years ended December 31, 2004 and 2003, respectively, the Company issued letters of credit to support its obligation to pay for certain original programming. As of December 31, 2004, there was approximately $24.6 million of outstanding letters of credit all of which have been pre-funded by the Company and are reflected as “deposits for programming letters of credit” in the accompanying consolidated balance sheets. As of December 31, 2003, there were $16.6 million of outstanding letters of credit supported by the revolving credit portion of the Company’s previously existing Senior Credit Facility. The settlement of such letters of credit generally occurs in the first quarter of the year.

     In January 2002, the Company completed an offering of senior subordinated discount notes due in 2009 (the “12 1/4% Notes”). Gross proceeds of the offering totaled approximately $308.3 million and were used to refinance the Company’s 12 1/2% exchange debentures due 2006 and to pay costs related to the offering. The 12 1/4% Notes were sold at a discounted price of 62.132% of the principal amount at maturity which represents a yield to maturity of 12 1/4%. Cash interest on the 12 1/4% Notes will be payable semi-annually beginning on July 15, 2006. The 12 1/4% Notes are guaranteed by the Company’s subsidiaries. The Company recognized a loss due to the early extinguishment of debt totaling $17.6 million in the first quarter of 2002 resulting primarily from the redemption premium and the write-off of unamortized debt costs associated with the repayment of the 12 1/2% exchange debentures.

     The 12 1/4% Notes are redeemable at the Company’s option on or after January 15, 2006 at the redemption prices set forth below (expressed as a percentage of the face value) plus accrued and unpaid interest, if any, to the date of redemption.

Twelve Month Period
Beginning January 15,
2006	106.125%
2007	103.063%
2008 and thereafter	100.000%

     In July 2001, the Company sold $200.0 million of 10 3/4% Senior Subordinated Notes due 2008 (the “10 3/4% Notes”). Interest on the 10 3/4% notes is payable on January 15 and July 15 of each year. The 10 3/4% Notes are redeemable at the Company’s option on or after July 15, 2005 at the redemption prices set forth below (expressed as a percentage of the face value) plus accrued interest to the date of redemption:

Twelve Month Period
Beginning July 15,
2005	105.375%
2006	102.688%
2007	100.000%

     The indentures governing the Senior Secured Notes, the 12 1/4% Notes and the 10 3/4% Notes contain certain covenants which, among other things, limit the Company’s ability to incur additional indebtedness, other than refinancing indebtedness, restrict the Company’s ability to pay dividends or redeem its outstanding capital stock, restrict the Company’s ability to make certain investments or to enter into transactions with affiliates, restrict the Company’s ability to incur liens or merge or consolidate with any other person, require the Company to pay all material taxes prior to delinquency, require any asset sales the Company may conduct to comply with certain requirements, including as to the use of asset sale proceeds, restrict the Company’s ability to sell interests in its subsidiaries, and require the Company, in the event its experiences a change of control, to make an offer to purchase the notes outstanding under such indentures on specified terms. Events of default under the indentures include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the entry of a money judgment against the Company in an amount greater than $10.0 million which remains unsatisfied for 60 days, the failure to perform any covenant or agreement under the indentures which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding notes, and the occurrence of certain bankruptcy events. The 12 1/4% Notes and 10 3/4% Notes are general unsecured obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company and senior in right to all future subordinated indebtedness of the Company.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. SENIOR SECURED AND SENIOR SUBORDINATED NOTES (Continued)

     The Senior Credit Facility that was refinanced with the proceeds from the January 2004 offering discussed above consisted of a $25.0 million revolving credit facility, a $50.0 million Term A facility and a $285.0 million Term B facility. The interest rate under the Senior Credit Facility, as amended, was LIBOR plus 3.25% or Base Rate (as defined) plus 2.25%, at the Company’s option. In September 2001, the Company entered into an interest rate swap in the notional amount of $144.0 million to hedge the impact of interest rate changes on a portion of the Company’s variable rate indebtedness. The interest rate swap matured on October 15, 2003 and was not renewed. The fixed rate under the swap was 3.64% (6.89% including the spread over LIBOR under the senior credit facility) and variable rates were indexed to LIBOR. The Company amended and restated the Senior Credit Facility on May 5, 2003 to consolidate previous amendments and allow for the issuance of letters of credit, subject to availability, under a $25.0 million revolving credit facility. At December 31, 2003, there was $8.0 million in borrowings outstanding under the revolving credit facility.

     Aggregate maturities of senior secured and senior subordinated notes at December 31, 2004 are as follows (in thousands):

2005	$64
2006	71
2007	79
2008	200,086
2009	496,358
Thereafter	365,048

$1,061,706

     In connection with the Company’s senior secured notes and senior subordinated notes, the Company has incurred debt issuance costs totaling approximately $26.3 million which are amortized to interest expense over the term of the indebtedness using the effective interest method. Included in other assets as of December 31, 2004 and 2003, are unamortized debt issuance costs amounting to $17.8 million and $18.6 million, respectively.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. INCOME TAXES

     The provision for federal and state income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Current:
Federal	$542	$—	$(542)
State	132	119	(120)

	674	119	(662)

Deferred:
Federal	35,080	14,513	50,723
State	9,020	1,244	4,348
Change in valuation allowance	(63,525)	(22,427)	(223,682)

	(19,425)	(6,670)	(168,611)

Total provision for income taxes	$(18,751)	$(6,551)	$(169,273)

     Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities as follows as of December 31, (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$362,300	$314,692
Programming	9,621	18,369
Deferred compensation	23,915	20,687
Deferred interest expense	43,290	26,278
Other	3,627	593

	442,753	380,619

Deferred tax asset valuation allowance	(434,062)	(370,537)

Net deferred tax assets	8,691	10,082
Deferred tax liabilities:
Basis difference on FCC licenses no longer amortized for financial reporting purposes under SFAS 142	(194,706)	(175,281)
Basis difference on other fixed assets and certain other intangible assets	(8,691)	(10,082)

Net deferred tax liability	$(194,706)	$(175,281)

     The reconciliation of the income tax benefit computed at the U.S. federal statutory tax rate, to the provision for income taxes is as follows (in thousands):

	2004	2003	2002
Tax benefit at U.S. federal statutory tax rate	$38,199	$14,743	$58,651
State income tax benefit, net of federal tax	4,344	1,264	5,024
Effect of increase in state tax rate on net deferred liabilities	4,864	—	—
Non-deductible preferred stock redemption premium	—	—	(6,647)
Disqualified original issue discount	(2,832)	(2,451)	(2,104)
Non-deductible items	(264)	(247)	(515)
Valuation allowance	(63,525)	(22,427)	(223,682)
Tax benefit of disposed FCC license intangible	—	3,078	—
Other	463	(511)	—

Provision for income taxes	$(18,751)	$(6,551)	$(169,273)

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. INCOME TAXES (Continued)

     At December 31, 2004 and 2003, the Company has recorded a valuation allowance for its deferred tax assets net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. The Company recorded a valuation allowance in the amount of $22.4 million as of December 31, 2003, and $64.0 million as of December 31, 2004. As previously described in Note 1, following the adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes its FCC license intangible assets for financial reporting purposes. Therefore, the reversal of deferred tax liabilities related to FCC license intangible assets is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance resulting in a deferred tax liability of $168.6 million during the year ended December 31, 2002.

     The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined the Company’s 1997 tax return and has issued the Company a “30-day letter” proposing to disallow all of the Company’s gain deferral. The Company filed a protest to this determination with the IRS appeals division, but cannot predict the outcome of this matter at this time, and may not prevail. In addition, the “30-day letter” offered the Company an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. The Company filed a protest to this alternative determination as well. The Company may not prevail with respect to this alternative determination. Should the IRS successfully challenge the Company’s position and disallow all or part of its gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for state income taxes. The Company has estimated the amount of state income tax for which it could be liable as of December 31, 2004, to be approximately $8.0 million should the IRS succeed in disallowing the entire deferred gain. In addition, the Company could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses and for interest on any state income taxes that may be due. The Company has estimated the amount of federal interest and state interest as of December 31, 2004, to be approximately $18.0 million and $4.0 million, respectively, should the IRS succeed in disallowing the entire deferred gain. Because the Company previously established a deferred tax liability at the time of the “like-kind” exchange and because the Company has previously established a valuation allowance against its net operating losses, the use of the Company’s losses to offset any deferred gain disallowance by the IRS would result in a benefit from income taxes. This matter is currently with the Appeals Office of the Internal Revenue Service.

     The Company’s tax provision is based on various factors including statutory rates and tax planning opportunities available in the various jurisdictions in which the Company operates. In the ordinary coarse of business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the provision for income taxes and the associated realizability of deferred tax assets and liabilities. The Company establishes reserves when it becomes probable that a tax return position may be challenged and that the Company may not succeed in completely defending that challenge. The Company adjusts these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. The Company’s annual tax rate includes the impact of reserve provisions and changes to reserves. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Resolution of tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.

     In the fourth quarter of 2004, the Company recorded a $4.9 million deferred tax provision, of which $4.5 million pertained to periods prior to 2004, resulting from a change in the blended state income tax rate used to estimate the expected future state tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities.

     The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $929.0 million at December 31, 2004, expiring beginning in the year 2009 and ending in the year 2024. A portion of the net operating losses, amounting to approximately $10.0 million, is limited to annual utilization. Additionally, further limitations on the utilization of the Company’s net operating tax loss carryforwards could result in the event of certain changes in the Company’s ownership.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. STOCK INCENTIVE PLANS

     The Company has established various stock incentive plans to provide incentives to directors, officers, employees and others who perform services for the Company through awards of options and shares of restricted stock. Awards granted under the plans are at the discretion of the Company’s Compensation Committee of the Board of Directors and may be in the form of either incentive or nonqualified stock options or awards of restricted stock. Awards granted under the plans generally vest over a three to five year period. At December 31, 2004, 3,444,603 shares of Class A common stock were available for additional awards under the plans.

     In October 2003, the Company granted options under the Company’s 1998 Stock Incentive Plan, as amended, to purchase 3,598,750 shares of the Company’s Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received Class A common stock subject to vesting restrictions (restricted stock award). The restricted stock awards included retention grants totaling 2,278,000 shares which will vest in their entirety at the end of a five year period. Of the remaining restricted stock awards, 1,000,750 will vest ratably over a three year period and 320,000 will vest ratably over a five year period. The award resulted in non-cash stock based compensation expense, which is being recognized using the straight-line method over the vesting period of the awards. For the years ended December 31, 2004 and 2003, the Company recognized approximately $7.1 million and $1.5 million, respectively, in stock based compensation expense in connection with these grants. Approximately $3.2 million will be recognized in 2005; and $6.1 million will be recognized between 2006 and 2008. The options are to vest as follows:

Restricted
Year Ended	stock awards and options
December 31,	vesting
2005	564,500
2006	321,167
2007	64,000
2008	1,956,000

2,905,667

     In October 2004, the Company completed an exchange offer pursuant to which 3,197,250 restricted shares of Class A common stock were exchanged for options to purchase an equivalent number of shares of Class A common stock, at an exercise price of $0.01 per share with identical vesting provisions as the original awards. The restricted shares were originally issued to certain employees and directors in the October 2003 grant. This exchange did not result in any additional stock-based compensation expense. The number of shares of Class A common stock issued and outstanding at the time of exchange was reduced by an amount equal to the number of restricted shares exchanged.

     In January 2003, the Company consummated a stock option exchange offer under which the Company granted to holders who tendered their eligible options in the exchange offer new options under the Company’s 1998 Stock Incentive Plan, as amended, to purchase one share of the Company’s Class A common stock for each two shares of Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. Because the terms of the new options provided for a one business day exercise period, all holders who tendered their eligible options in the exchange offer exercised their new options promptly after the issuance of those new options. Approximately 5.5 million options issued under the Company’s stock option plans and 1.8 million nonqualified options issued in addition to the options granted under its stock option plans were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld, in accordance with the provisions of the 1998 Stock Incentive Plan, at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $8.6 million related to vested and unvested shares issued upon exercise of the new options was recognized in the year ended December 31, 2003 and the remaining $0.1 million was recognized in 2004. In addition, the remaining deferred stock compensation expense associated with the original stock option awards totaling approximately $2.5 million at December 31, 2002 associated with tendered options was recognized using the straight-line method over the vesting period of the modified awards ($0.2 million was recognized in the year ended December 31, 2004 and $2.3 million recognized in the year ended December 31, 2003). As of December 31, 2004, there were 40,000 shares of restricted stock issued upon the exercise of options issued in the January 2003 exchange that had not vested as a result of elections to defer vesting made by the holders.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. STOCK INCENTIVE PLANS (Continued)

     During 1999, the Compensation Committee of the Board of Directors reduced the per share exercise price of 840,000 unvested stock options held by the Company’s former CEO to $.01 and 360,000 vested stock options held by the Company’s former CEO to $1.00. The Company recognized stock based compensation expense of approximately $0.6 million for the year ended December 31, 2002, related to these options.

     A summary of the activity in the Company’s stock incentive plans is as follows for the years ended December 31,:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	2,606,686	$2.70	9,103,336	$5.88	9,452,436	$5.91
Granted	4,316,000	.01	7,529,409	.04	80,500	7.25
Forfeited	(915,625)	4.88	(6,410,350)	7.25	(240,950)	7.25
Exercised	(670,348)	.01	(7,615,709)	.04	(188,650)	6.37

Outstanding, end of year	5,336,713	.49	2,606,686	2.70	9,103,336	5.88

Weighted average fair value of options granted during the year		$1.64		$3.72		$7.66

     The majority of the Company’s option grants have been at exercise prices which have historically been below the quoted market price of the underlying common stock at the date of grant.

     The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2004:

		Weighted
	Number	Average	Number
	Outstanding	Remaining	Exercisable at
	December 31,	Contractual	December 31,
Exercise Prices	2004	Life	2004
$0.01	4,385,652	7.5	707,902
$1.00	360,000	1.6	360,000
$2.11	5,000	1.4	5,000
$3.42	539,511	1.5	539,511
$7.25	46,550	3.7	46,550

	5,336,713		1,658,963

     In addition to the options granted under its stock incentive plans, the Company has granted nonqualified options to purchase shares of its Class A common stock to members of senior management and others. At December 31, 2004 and 2003, there were 522,500 options outstanding under these grants with a weighted average exercise price of $3.04, all of which options are exercisable and 500,000 of which expire in August 2006, 15,000 of which expire in October 2011 and 7,500 of which expire in May 2012. During 2002, the Company’s Chairman and CEO voluntarily surrendered 1.0 million options previously granted. The Company recognized stock-based compensation related to these grants of approximately $(0.4) million for the year ended December 31, 2002.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. STOCK INCENTIVE PLANS (Continued)

     A summary of the activity in the Company’s nonqualified options not granted under its stock incentive plans is as follows for the years ended December 31,:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	522,500	$3.04	2,322,500	$8.62	$3,200,000	10.23
Granted	—	—	—	—	122,500	7.25
Forfeited	—	—	(1,800,000)	10.24	(1,000,000)	10.35
Exercised	—	—	—	—	—	—

Outstanding, end of year	522,500	3.04	522,500	3.04	2,322,500	8.62

Weighted average fair value of options granted during the year		$—		$—		$6.70

     The following table summarizes information about nonqualified options outstanding and exercisable at December 31, 2004:

		Weighted
		Average
		Remaining
	Number	Contractual	Number
Exercise Price	Outstanding	Life	Exercisable
$2.85	500,000	1.6	500,000
$7.25	22,500	7.0	22,500

	522,500		522,500

12. MANDATORILY REDEEMABLE PREFERRED STOCK

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock such as the Company’s 14 1/4% Junior Exchangeable Preferred Stock. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption, the Company recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as interest expense beginning July 1, 2003 versus the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods is not permitted upon adoption of SFAS No. 150. The Company’s 9 3/4% Series A Convertible Preferred Stock and 16.2% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS No. 150 because of their equity conversion features.

     The following represents a summary of the changes in the Company’s mandatorily redeemable preferred stock for each of the three years in the period ended December 31, 2004 and the aggregate liquidation preference and accumulated dividends as of December 31, 2004 (in thousands):

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. MANDATORILY REDEEMABLE PREFERRED STOCK (Continued)

	14 1/4%Junior	9 3/4%	16.2% Series B	12 1/2%
	Exchangeable	Convertible	Convertible	Exchangeable
	Preferred	Preferred	Preferred	Preferred
	Stock	Stock	Stock	Stock	Total
Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2002	$310,068	$103,140	$471,062	$279,890	$1,164,160
Accretion	1,185	496	20,021	24	21,726
Accrual of cumulative dividends	43,245	10,684	33,200	1,244	88,373
Exchange into debentures (see Note 9)	—	—	—	(281,158)	(281,158)

Balance at December 31, 2002	354,498	114,320	524,283	—	993,101
Accretion	596	499	—	—	1,095
Accrual of cumulative Dividends	24,044	11,765	33,200	—	69,009
Reclassification as a liability on July 1, 2003	(379,138)	—	—	—	(379,138)

Balance at December 31, 2003	—	126,584	557,483	—	684,067
Accretion	—	503	—	—	503
Accrual of cumulative dividends	—	12,955	43,220	—	56,175

Balance at December 31, 2004	$—	$140,042	$600,703	$—	$740,745

Mandatorily redeemable preferred stock:
Balance at July 1, 2003	$379,138
Reclassification of unamortized issuance costs on July 1, 2003	4,062
Accrual of cumulative dividends from July 1, 2003 through December 31, 2003	27,539

Balance at December 31, 2003	410,739
Accrual of cumulative dividends	60,616

Balance at December 31, 2004	$471,355

Aggregate liquidation preference and accumulated dividends at December 31, 2004	$471,355	$141,058	$600,703	$—	$1,213,116

12 1/2% Exchangeable Preferred Stock

     In January 2002 the Company exchanged all issued and outstanding shares of its 12 1/2% Exchangeable Preferred Stock in the amount of $281.2 million, including accumulated but unpaid dividends, into 12 1/2% Exchange Debentures. The 12 1/2% Exchange Debentures were then redeemed with proceeds from the issuance of the 12 1/4% Notes described in Note 9.

14 1/4% Junior Exchangeable Preferred Stock

     During 1998, the Company issued 20,000 shares of Cumulative Junior Exchangeable Preferred Stock (the ‘‘Junior Exchangeable Preferred Stock’’) with a $200.0 million aggregate liquidation preference for gross proceeds of an equivalent amount. At December 31, 2004 and 2003, the Company had authorized 72,000 shares of $0.001 par value Junior Exchangeable Preferred Stock of which 46,310 and 40,355 shares were issued and outstanding, respectively. Holders of the Junior Exchangeable Preferred Stock were initially entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase 1% for that dividend payment period. Because the

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. MANDATORILY REDEEMABLE PREFERRED STOCK (Continued)

Company elected to continue to pay dividends in additional shares, the dividend rate increased to 14 1/4% after May 15, 2003 in accordance with the terms of the security.

     The Company is required to redeem all of the then outstanding Junior Exchangeable Preferred Stock on November 15, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Junior Exchangeable Preferred Stock is redeemable at the Company’s option at any time at the redemption prices set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:

Twelve month period
beginning May 15,
2004	103.313%
2005 and thereafter	100.000%

     Upon a change of control, the Company is required to offer to purchase the Junior Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof plus accumulated and unpaid dividends. The Company may, provided it is not contractually prohibited from doing so, exchange the outstanding Junior Exchangeable Preferred Stock on any dividend payment date for 14 1/4% Exchange Debentures due 2006. The Exchange Debentures have redemption features similar to those of the Junior Exchangeable Preferred Stock. For the years ended December 31, 2004, 2003 and 2002, the Company paid dividends of approximately $59.6 million, $50.2 million and $42.5 million, respectively, by the issuance of additional shares of Junior Exchangeable Preferred Stock. Accrued Junior Exchangeable Preferred Stock dividends aggregated approximately $8.2 million and $7.2 million at December 31, 2004 and 2003, respectively.

9 3/4% Convertible Preferred Stock

     During 1998, the Company issued 7,500 shares of 9 3/4% Series A Convertible Preferred Stock (‘‘Convertible Preferred Stock’’) with an aggregate liquidation preference of $75.0 million, and warrants to purchase 240,000 shares of Class A common stock. Of the gross proceeds of $75.0 million, approximately $960,000 was allocated to the value of the warrants, which were exercisable at a price of $16 per share through June 2003. In June 2003, the warrants to purchase 240,000 shares of Class A common stock expired unexercised.

     At December 31, 2004 and 2003, the Company had authorized 17,500 shares of $0.001 par value Convertible Preferred Stock of which 14,105 and 12,810 shares were issued and outstanding, respectively. Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 9 3/4%, payable quarterly beginning September 30, 1998 and accumulating from the issue date. The Company may pay dividends either in cash, in additional shares of Convertible Preferred Stock, or (subject to an increased dividend rate) by the issuance of shares of Class A common stock equal in value to the amount of such dividends. For the years ended December 31, 2004, 2003 and 2002, the Company paid dividends of approximately $13.0 million, $11.8 million and $10.7 million, respectively, by the issuance of additional shares of Convertible Preferred Stock. At December 31, 2004 and 2003, there were no accrued and unpaid dividends on the Convertible Preferred Stock.

     The Company is required to redeem the Convertible Preferred Stock on December 31, 2006, at a price equal to the aggregate liquidation preference thereof plus accumulated and unpaid dividends to the date of redemption. The Convertible Preferred Stock is redeemable at the Company’s option, at the redemption price set forth below (expressed as a percentage of liquidation preference) plus accumulated and unpaid dividends to the date of redemption:

Twelve month period
beginning June 30,
2004	102.00%
2005 and thereafter	100.00%

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. MANDATORILY REDEEMABLE PREFERRED STOCK (Continued)

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

16.2% Series B Convertible Preferred Stock

     Pursuant to the Investment Agreement, NBC acquired $415 million aggregate liquidation preference of a new series of the Company’s convertible exchangeable preferred stock which accrues cumulative dividends from the issue date at an initial annual rate of 8% and is convertible (subject to adjustment under the terms of the Certificate of Designation relating to the Series B preferred stock) into 31,896,032 shares of the Company’s Class A common stock at an initial conversion price of $13.01 per share, which increases at a rate equal to the dividend rate ($18.83 per share at December 31, 2004). On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock was adjusted to 16.2% from 8% as required by the terms of the Certificate of Designation of the Company’s Series B preferred stock. At December 31, 2004 and 2003, the Company had 41,500 shares of $0.001 par value Series B preferred stock authorized, issued and outstanding.

     On November 13, 2003, the Company received notice from NBC that NBC has exercised its right under its investment agreement with the Company to demand that the Company redeem or arrange for a third party to acquire (the ‘‘Redemption’’), by payment in cash, all 41,500 outstanding shares of the Company’s Series B preferred stock held by NBC. The aggregate redemption price payable in respect of the 41,500 preferred shares, including accrued dividends thereon, was approximately $600.7 million and $557.5 million as of December 31, 2004 and 2003, respectively.

     Between November 13, 2003 and November 13, 2004 the Company was unable to consummate the Redemption as the terms of the Company’s outstanding debt and preferred stock prohibited the Redemption and the Company did not have sufficient funds on hand to consummate the Redemption. On August 19, 2004, NBC filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking a declaratory ruling as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the Certificate of Designation (the “Certificate of Designation”) of the Company’s Series B preferred stock held by NBC. On September 15, 2004, the annual rate at which dividends accrue on the Series B preferred stock was reset from 8% to 16.2% in accordance with the procedure specified in the terms of the Series B preferred stock. The Company engaged CIBC World Markets Corp., a nationally recognized independent investment banking firm, to determine the adjusted dividend rate as of the fifth anniversary of the original issue date of the Series B preferred stock.

     On October 14, 2004, the Company filed its answer and a counterclaim to NBC’s complaint. The Company’s answer largely denies the allegations of the NBC complaint and the Company’s counterclaim seeks a declaratory ruling that the Company is not obligated to redeem, and will not be in default under the terms of the agreement under which NBC made its initial $415 million investment in the Company if the Company does not redeem, the Series B preferred stock on or before November 13, 2004. NBC delivered a notice of demand for redemption on November 13, 2003, and has since alleged, both through statements to the press and in its complaint filed in Delaware, that the Company is obligated to redeem, and will be in default if the Company does not redeem, NBC’s investment on or before November 13, 2004.

     The Company and NBC have filed briefs in the litigation and have each moved for judgment on the pleadings. The court heard oral argument on the respective motions on February 14, 2005 and has not yet issued its ruling.

     As the Company did not effect the Redemption by November 13, 2004, NBC generally is permitted to transfer, without restriction, any of the Company’s securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, the contractual rights described by the Investment Agreement and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson’s Class B common stock will expire, to the extent unexercised, 30 days after any such transfer. If NBC transfers any of the Company’s securities or its right to

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. MANDATORILY REDEEMABLE PREFERRED STOCK (Continued)

acquire Mr. Paxson’s Class B common stock, the transferee will remain subject to the terms and conditions of such securities, including those limitations on exercise described above.

     NBC also has the right to require that the Company redeem any Series B preferred stock and Class A common stock issued upon conversion of the Series B preferred stock then held by NBC upon the occurrence of various events of default (a ‘‘Default Redemption’’). If NBC exercises this right, the Company will have up to 180 days to consummate the redemption. If at any time during the 180 day redemption period, the terms of the Company’s outstanding debt and preferred stock do not prohibit the redemption and the Company has sufficient funds on hand to consummate the redemption, the Company must consummate the redemption at that time. NBC may not exercise Warrant A, Warrant B or its right to purchase shares of Class B common stock beneficially owned by Mr. Paxson during the 180 day redemption period.

     Should the Company fail to effect a Default Redemption within 180 days after NBC has exercised its right to require the Company to redeem its securities, NBC will have 180 days within which to exercise Warrant A and Warrant B and its right to acquire Mr. Paxson’s Class B common stock, and generally will be permitted to transfer, without restriction, any of the Company’s securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, the contractual rights provided by the NBC investment agreement, and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson’s Class B common stock shall expire, to the extent unexercised, 30 days after any such transfer. If NBC does not effect any of these transactions within the 180 day period, the Company will have the right, for 30 days, to redeem NBC’s securities. If the Company does not effect a redemption during this period, NBC will have the right to require the Company to effect, at the Company’s option, either a public sale or a liquidation of the Company and may participate as a bidder in any such transaction. If the highest bid in any public sale of the Company would be insufficient to pay NBC the redemption price of its securities, NBC will have a right of first refusal to purchase the Company for the highest bid amount. NBC will not be permitted to exercise Warrant A, Warrant B or its right to acquire Mr. Paxson’s Class B common stock during the public sale or liquidation process.

     The Company’s ability to effect any redemption is restricted by the terms of the Company’s outstanding debt and preferred stock. In order to be able to redeem the Series B preferred stock, the Company would need not only to raise sufficient cash to fund payment of the redemption price, but also to obtain the consents of the holders of the Company’s outstanding debt and preferred stock or repay, redeem or refinance these securities in a manner that obviated the need to obtain the consents of the holders. Alternatively, the Company would need to identify a third party willing to purchase NBC’s Series B preferred stock directly from NBC or to enter into a merger, acquisition or other transaction with the Company as a result of which NBC’s Series B preferred stock would be redeemed or acquired at the stated redemption price.

     The Company has the right, at any time, to redeem any or all of the Company’s outstanding Series B preferred stock at a redemption price per share equal to the higher of (i) the liquidation preference of $10,000 per share plus accrued and unpaid dividends, and (ii) the product of 80% of the average of the closing sale prices of the Class A common stock for the ten consecutive trading days ending on the trading day immediately preceding the Company’s notice to NBC exercising the optional redemption, and the number of shares of Class A common stock into which a share of Series B preferred stock is convertible (approximately 768.58 shares of Class A common stock as of December 31, 2004). If the Company elects to redeem a portion of the Company’s outstanding Series B preferred stock, the Company is required to declare and pay, in full, all of the accumulated and unpaid dividends on the Series B preferred stock. As of December 31, 2004 and 2003, accumulated and unpaid dividends on the Series B preferred stock aggregated approximately $185.7 million and $142.5 million, respectively.

     The Series B preferred stock is exchangeable, in whole or in part, at the option of the holder, subject to the Company’s debt and preferred stock covenants limiting additional indebtedness but in any event not later than January 1, 2007, into convertible debentures of the Company maturing on December 31, 2009 and ranking on a parity with the Company’s other subordinated indebtedness. Should NBC determine that the rules and regulations of the FCC prohibit it

PAXSON COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. MANDATORILY REDEEMABLE PREFERRED STOCK (Continued)

from holding shares of Class A common stock, NBC may convert the Series B preferred stock held by it into an equal number of shares of non-voting common stock of the Company, which non-voting common stock shall be immediately convertible into Class A common stock upon transfer by NBC.

     The Series B preferred stock is non-voting, except as otherwise required by law and except in certain circumstances, including with respect to:

•	amending certain rights of the holders of the Series B preferred stock; and

•	issuing certain equity securities that rank on a parity with or senior to the Series B preferred stock.

Redemption Features of Preferred Stock

     The following table presents the redemption value of the three classes of preferred stock outstanding at December 31, 2004 should the Company elect to redeem the preferred stock in the indicated year, assuming no dividends are paid in cash prior to redemption (in thousands):

	Junior Exchangeable	Convertible Preferred	Series B Convertible
	Preferred Stock	Stock	Preferred Stock
	14 1/4%(1)	9 3/4%(2)	16.2%(3)
2005	$540,916	$155,323	$667,933
2006	609,879	171,029	735,163
2007	—	—	802,393
2008	—	—	869,623
2009	—	—	936,853

(1)	Mandatorily redeemable on November 15, 2006; redeemable by the Company.

(2)	Mandatorily redeemable on December 31, 2006; redeemable by the Company.

(3)	As further discussed above, on November 13, 2003, the Company received notice from NBC that NBC was exercising its right under its investment agreement with the Company to demand that the Company redeem or arrange for a third party to acquire, by payment in cash, all 41,500 outstanding shares of the Company’s Series B preferred stock held by NBC.

Covenants Under Preferred Stock Terms

     The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets.

13. COMMON STOCK AND COMMON STOCK WARRANTS

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

     In connection with the NBC transactions discussed in Note 2, NBC acquired a warrant to purchase up to 13,065,507 shares of Class A Common stock at an exercise price of $12.60 per share (‘‘Warrant A’’) and a warrant to purchase up to 18,966,620 shares of Class A Common Stock (‘‘Warrant B’’) at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date (provided that such price shall not be more than 17.5% higher or 17.5% lower than the six month trailing average closing sale price). The Warrants are exercisable for ten years from the issue date, subject to certain conditions and limitations.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. COMMON STOCK AND COMMON STOCK WARRANTS – (Continued)

     In connection with the Series A Convertible Preferred Stock sale in June 1998, the Company issued warrants to purchase 240,000 shares of Class A common stock at an exercise price of $16. The warrants were valued at $960,000. In June 2003, the warrants to purchase 240,000 shares of Class A common stock expired unexercised.

     In June 1998, the Company issued to an affiliate of a former member of its Board of Directors five year warrants entitling the holder to purchase 155,500 shares of Class A common stock at an exercise price of $12.60 per share. In June 2003, the warrants to purchase 155,500 shares of Class A common stock expired unexercised.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair values approximate the carrying values due to their short term nature.

     Investments in broadcast properties. The fair value of investments in broadcast properties is estimated based upon an independent appraisal. The fair value approximates the carrying value.

     Long-term debt. The fair value of the Company’s long-term debt is estimated based on current market rates and instruments with the same risk and maturities. The fair value of the Company’s borrowings under the Senior Credit Facility approximates its carrying value. The fair market values of the Company’s Senior Secured Floating Rate Notes, 10 3/4% Notes and 12 1/4% Notes are estimated based on year end quoted market prices for such securities. At December 31, 2004, the estimated fair values of the Company’s Senior Secured Floating Rate Notes, 10 3/4% Notes and 12 1/4% Notes were approximately $ 368.7 million, $210.0 million and $464.0 million, respectively.

     Mandatorily redeemable securities. The fair value of the Company’s mandatorily redeemable preferred stock is estimated based on quoted market prices plus accumulated but unpaid dividends, except for the Series B preferred stock, which is estimated at the December 31, 2004 aggregate liquidation preference plus accumulated dividends as no quoted market prices are available for these securities. The estimated fair value of the Company’s mandatorily redeemable preferred stock is as follows (in thousands):

14 1/4% Junior Exchangeable Preferred	$346,446
9 3/4% Convertible Preferred	77,582
16.2% Series B Convertible Preferred	600,703

$1,024,731

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. COMMITMENTS AND CONTINGENCIES

Leases

     Future minimum annual payments under non-cancelable operating leases for broadcasting facilities and equipment as of December 31, 2004 are as follows (in thousands):

2005	$19,701
2006	17,516
2007	15,892
2008	14,679
2009	12,450
Thereafter	107,160

$187,398

     The Company incurred total operating expenses of approximately $25.4 million, $18.8 million and $17.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, under these leases. In the fourth quarter of 2004, the Company recorded an adjustment in the amount of $4.0 million in order to recognize additional lease expense for lease arrangements that provide for escalating lease payments. Approximately $3.1 million pertained to periods prior to 2004.

     In December 2001, the Company completed the sale and leaseback of certain of its tower assets for aggregate proceeds of $34.0 million. This transaction resulted in a deferred gain of approximately $5.2 million which is being recognized over the lease term as a reduction of rent expense. As part of the transaction, the Company entered into operating leases related to both its analog and digital antennas at these facilities for terms of up to 20 years. Annual rent expense over the lease term is approximately $4.0 million. For certain tower assets with a net book value of approximately $2.2 million as of December 31, 2004 ($2.7 million as of December 31, 2003), the Company has been unable to transfer title or assign leases to the buyer. The Company is in the process of transferring title and assigning leases to the buyer. These assets are included in assets held for sale in the accompanying consolidated balance sheets. In the interim, at closing, the Company entered into management agreements with the buyer on terms consistent with the operating leases. Included in the $34.0 million proceeds was approximately $12.1 million of deferred consideration for the managed sites. Of the $12.1 million deferred consideration received, $2.2 million remained as of December 31, 2004 and is included in other long-term liabilities in the accompanying consolidated balance sheets ($2.6 million as of December 31, 2003). Under the terms of the agreement with the buyer, the proceeds received by the Company related to these assets are not refundable to the buyer in the event the Company is unable to complete the transfer of title for these assets.

     As of December 31, 2004 the Company is obligated under employment agreements with its senior management to make payments totaling approximately $2.4 million in 2005, $2.5 million in 2006 and $1.4 million in 2007.

Investment Commitments

     In 1997, the Company paid $2.0 million for an option to acquire a television station serving the Memphis, Tennessee market and simultaneously paid $2.0 million for an option to acquire a television station serving the New Orleans, Louisiana market. The Company may exercise its rights to acquire these television stations for an option exercise price of $18.0 million for each station beginning January 1, 2007 through December 31, 2008. The owners of these stations also have the right to require the Company to purchase these stations at any time after January 1, 2007 through December 31, 2008. These stations are currently operating under TBAs with the Company. The purchase of these assets is subject to various conditions, including the receipt of regulatory approvals. The completion of these investments is also subject to several factors and to the satisfaction of various conditions, and there can be no assurance that these investments will be completed. As discussed in Note 1, for the years ended December 31, 2004 and 2003, the Company recorded an impairment charge of $ 0.5 million and $5.4 million, respectively, in connection with the purchase option for one of these stations.

Routine Litigation

     The Company is involved in routine litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these routine matters will not have a material effect on the Company’s consolidated financial position or results of operations and cash flows.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. COMMITMENTS AND CONTINGENCIES (continued)

NBC Legal Proceeding

     On August 19, 2004, NBC filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking a declaratory ruling as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the Certificate of Designation (the “Certificate of Designation”) of the Company’s Series B preferred stock held by NBC. On September 15, 2004, the annual rate at which dividends accrue on the Series B preferred stock was reset from 8% to 16.2% in accordance with the procedure specified in the terms of the Series B preferred stock. The Company engaged CIBC World Markets Corp., a nationally recognized independent investment banking firm, to determine the adjusted dividend rate as of the fifth anniversary of the original issue date of the Series B preferred stock. Any further increase in the annual rate at which dividends accrue on the Series B preferred stock resulting from this litigation could have a material adverse effect on the Company’s consolidated financial position and results of operations.

     On October 14, 2004, the Company filed its answer and a counterclaim to NBC’s complaint. The Company’s answer largely denies the allegations of the NBC complaint and the Company’s counterclaim seeks a declaratory ruling that the Company is not obligated to redeem, and will not be in default under the terms of the agreement under which NBC made its initial $415 million investment in the Company if the Company does not redeem, the Series B preferred stock on or before November 13, 2004. NBC delivered a notice of demand for redemption on November 13, 2003, and has since alleged, both through statements to the press and in its complaint filed in Delaware, that the Company is obligated to redeem, and will be in default if the Company does not redeem, NBC’s investment on or before November 13, 2004. The aggregate redemption price payable in respect of the 41,500 shares of Series B preferred stock held by NBC, including accrued dividends thereon, was approximately $600.7 million as of December 31, 2004. If a court were to grant a judgment against the Company requiring it to pay the redemption amount, it would have a material adverse effect on the Company’s consolidated financial position and results of operations and cash flows. In addition, if the Company were unable to satisfy any such judgment, the Company would be in default under the indentures governing its senior secured notes and senior subordinated notes which would also have a material adverse effect on its consolidated financial position and results of operations and cash flows.

     The Company and NBC have filed briefs in the litigation and have each moved for judgment on the pleadings. The court heard oral argument on the respective motions on February 14, 2005 and has not yet issued its ruling.

Exploration of Strategic Alternatives

     The Company’s business operations presently do not provide sufficient cash flow to support its debt service and preferred stock dividend requirements. In September 2002, the Company engaged Bear, Stearns & Co. Inc. and in August 2003 the Company engaged Citigroup Global Markets Inc. to act as the Company’s financial advisors to assess the Company’s business plan, capital structure and future capital needs and to explore strategic alternatives for the Company. The Company terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that the Company believed would be in the best interests of the Company’s stockholders. While the Company continues to consider strategic alternatives that may arise, which may include the sale of all or part of the Company’s assets, finding a strategic partner who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company’s debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or through a purchase of the Company’s equity securities, the Company’s principal efforts are focused on improving its core business operations and increasing cash flow.

Insurance Litigation

     The Company’s antenna, transmitter and other broadcast equipment from its New York television station were destroyed upon the collapse of the World Trade Center on September 11, 2001. The Company has property and business interruption insurance coverage to mitigate losses sustained, although the extent of coverage of such insurance is currently being litigated.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash operating, investing and financing activities are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Supplemental disclosures of cash flow information:
Cash paid for interest	$36,906	$41,883	$43,630

Cash paid for income taxes	$250	$1,053	$625

Non-cash operating, investing and financing activities:
Programming received in a settlement	$—	$1,000	$—

Accretion of discount on Senior Subordinated Notes	$49,172	$43,660	$37,480

Dividends accrued on redeemable and convertible preferred Stock	$56,175	$69,009	$88,373

Discount accretion on redeemable and convertible Securities	$503	$1,095	$21,726

Stock option exercise proceeds and withholding taxes remitted through withholding of shares received upon exercise	$—	$2,359	$—

Reduction of stock subscription notes receivable through offset of deferred and other compensation	$37	$770	$—

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Seasonal revenue fluctuations are common within the television broadcasting industry and result primarily from fluctuations in advertising expenditures. The Company believes that television advertisers generally spend relatively more for long form paid programming in the first and fourth calendar quarters each year, spend relatively less for long form paid programming in the second calendar quarter and spend the least for long form paid programming in the third calendar quarter. The Company believes that television advertisers generally spend relatively more for commercial advertising time in the second and fourth calendar quarters, spend relatively less during the first calendar quarter of each year and spend the least for commercial advertising during the third calendar quarter. The Company’s quarterly results of operations are as follows:

	For the 2004 Quarters Ended
	December 31(2)(4)	September 30 (3)	June 30	March 31(2)
	(in thousands except share and per share data)
NET REVENUES	$69,587	$65,872	$69,877	$71,294

Expenses, excluding depreciation, amortization and stock-based compensation	64,876	56,515	59,375	60,954
Stock-based compensation	2,507	1,239	2,533	2,222
Depreciation and amortization	11,440	10,527	11,437	10,260

Total expenses	78,823	68,281	73,345	73,436

(Loss) gain on sale or disposal of broadcast and other assets, net	(1,164)	42	6,067	(109)

Operating (loss) income	$(10,400)	$(2,367)	$2,599	$(2,251)

Net loss attributable to common stockholders	$(78,694)	$(58,034)	$(48,776)	$(60,231)

Basic and diluted loss per common share	$(1.15)	$(0.85)	$(0.72)	$(0.89)

Weighted average common shares outstanding	68,511,860	68,372,183	68,134,814	67,540,702

Stock price (1)
High	$1.74	$3.30	$4.00	$4.60
Low	$0.90	$1.30	$2.15	$3.51

(1)	The Company’s Class A common stock is listed on the American Stock Exchange under the symbol PAX.

(2)	In first quarter of 2004, the Company recorded an insurance reimbursement of $1.1 million as insurance recoveries in other income in the consolidated statements of operations. In the fourth quarter of 2004, the Company reclassified the insurance recoveries received in the first quarter

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED): (Continued)

to selling, general and administrative expenses in order to offset 2004 expenses incurred in connection with litigation over the extent of the Company’s insurance coverage.

(3)	Includes a charge of $4.6 million for an adjustment of programming to net realizable value resulting from a change in estimated future advertising revenues expected to be generated by certain programming as a result of a change in expected usage of such programming, a $3.0 million reduction in music license fees resulting from the conclusion of a dispute and the commencement of a new agreement with a music license organization, and $1.1 million in costs incurred in connection with a required adjustment of the dividend rate with respect to the Company’s Series B preferred stock held by NBC.

(4)	In the fourth quarter of 2004, the Company recorded an adjustment in the amount of $4.0 million in order to recognize additional lease expense for lease arrangements that provided for escalating lease payments and a $4.9 million adjustment to recognize additional provisions for income taxes resulting from a change in the state income tax rate used to determine the provision and a $1.7 million amortization expense charge for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease term.

	For the 2003 Quarters Ended
	December 31	September 30 (3)	June 30 (2)	March 31
	(in thousands except share and per share data)
NET REVENUES	$70,282	$64,195	$65,860	$70,602

Expenses, excluding depreciation, amortization and stock-based compensation	59,930	55,315	52,466	54,873
Stock-based compensation	3,032	1,223	1,097	7,414
Depreciation and amortization	11,055	10,018	7,340	14,570

Total expenses	74,017	66,556	60,903	76,857

(Loss) gain on sale or disposal of broadcast and other assets, net	(3,089)	(243)	28,407	26,514

Operating (loss) income	$(6,824)	$(2,604)	$33,364	$20,259

Net loss attributable to common stockholders	$(51,833)	$(54,024)	$(17,013)	$(23,447)

Basic and diluted loss per common share	$(0.73)	$(0.80)	$(0.25)	$(0.35)

Weighted average common shares outstanding	71,305,999	67,752,309	67,658,154	66,799,581

Stock price (1)
High	$6.07	$6.48	$6.99	$2.65
Low	$3.62	$3.70	$2.18	$1.91

(1)	The Company’s Class A common stock is listed on the American Stock Exchange under the symbol PAX.

(2)	In the second quarter of 2003, the Company determined that it had over-amortized certain cable distribution agreements and recorded a $4.0 million reduction of its amortization expense.

(3)	In the third quarter of 2003, the Company determined that it had been over-amortizing certain satellite distribution agreements and certain other cable distribution agreements and recorded a $4.5 million reduction of its amortization expense. Additionally, in the third quarter of 2003, the Company recorded a reserve for state taxes in the amount of $2.9 million in connection with a tax liability related to certain states in which the Company has operations. Included in depreciation and amortization is a $3.7 million impairment charge recorded in the third quarter of 2003, in connection with a purchase option on a television station.

18. SUBSEQUENT EVENTS

     During the first quarter of 2005, the Company terminated 50 employees and incurred termination costs of $1.4 million.

     In March 2005, the Company notified all of its JSA partners other than NBC that it was exercising its right to terminate the JSAs, effective June 30, 2005, and notified all of its network affiliates that it was exercising its right to terminate the affiliation agreements, effective June 30, 2005. The Company also notified NBC that it was removing, effective June 30, 2005, all of its stations from its national sales agency agreement with NBC, pursuant to which NBC sells national spot advertisements for 49 of the Company’s 60 stations. The Company is also reviewing its network sales agency agreement with NBC, its JSAs with NBC (covering 14 stations in 12 markets), and other elements of its business operations as it seeks to implement changes that will improve its cash flow.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Paxson Communications Corporation (the ‘‘Parent Company’’) and its wholly owned subsidiaries are joint and several guarantors under the Company’s debt obligations. There are no restrictions on the ability of the guarantor subsidiaries or the Parent Company to issue dividends or transfer assets to any other subsidiary guarantors. The accounts of the Parent Company include network operations, network sales, programming and other corporate departments. The accounts of the wholly owned subsidiaries primarily include the television stations owned and operated by the Company.

     The accompanying condensed consolidated financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 ‘‘Financial statements of guarantors and issuers of guaranteed securities registered or being registered.’’ This information is not intended to present the financial position, results of operations, and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.

CONDENSED CONSOLIDATING BALANCE SHEETS:

	As of December 31, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$177,900	$11,561	$—	$189,461
Receivable from wholly owned subsidiaries	891,601	—	(891,601)	—
Intangible assets, net	50,790	833,120	—	883,910
Investment in and advances to wholly owned subsidiaries	33,837	—	(33,837)	—
Property, equipment and other assets, net	50,003	100,931	—	150,934

Total assets	$1,204,131	$945,612	$(925,438)	$1,224,305

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$102,792	$9,247	$—	$112,039
Deferred income taxes	194,706	—	—	194,706
Senior secured and senior subordinated notes, net of current portion	1,004,029	—	—	1,004,029
Notes payable to Parent Company	—	891,601	(891,601)	—
Mandatorily redeemable preferred stock	471,355	—	—	471,355
Other long-term liabilities	17,845	10,927	—	28,772

Total liabilities	1,790,727	911,775	(891,601)	1,810,901
Mandatorily redeemable and convertible preferred stock	740,745	—	—	740,745
Commitments and contingencies
Stockholders’ deficit	(1,327,341)	33,837	(33,837)	(1,327,341)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,204,131	$945,612	$(925,438)	$1,224,305

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Twelve Months Ended December 31, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
NET REVENUES	$168,252	$108,378	$—	$276,630

Expenses:
Programming and broadcast operations	12,861	43,611	—	56,472
Program Rights Amortization	53,616	—	—	53,616
Selling, general and administrative	60,721	61,114	—	121,835
Stock-based compensation	8,501	—	—	8,501
Adjustment of programming to net realizable value	4,645	—	—	4,645
Other operating expense	691	4,461	—	5,152
Depreciation and amortization	13,545	30,119	—	43,664

Total operating expenses	154,580	139,305	—	293,885
Gain on sale or disposal of broadcast and other assets, net	817	4,019	—	4,836

Operating income (loss)	14,489	(26,908)	—	(12,419)

Other income (Expense):
Interest expense	12,957	(107,149)	—	(94,192)
Dividends on mandatorily redeemable preferred stock	(60,616)	—	—	(60,616)
Other income, net	4,280	12	—	4,292
Loss on extinguishment of debt	(6,286)	—	—	(6,286)
Equity in losses of consolidated subsidiaries	(134,045)	—	134,045	—

(Loss) income before income taxes	(169,221)	(134,045)	134,045	(169,221)
Income tax provision	(18,751)	—	—	(18,751)

Net (loss) income	(187,972)	(134,045)	134,045	(187,972)
Dividends and accretion on redeemable and convertible preferred stock	(57,763)	—	—	(57,763)

Net (loss) income attributable to common stockholders	$(245,735)	$(134,045)	$134,045	$(245,735)

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended December 31, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$(21,411)	$11,694	$—	$(9,717)

Cash flows from investing activities:
Decrease in short term investments	6,955	—	—	6,955
Deposits for programming letters of credit	(24,603)	—	—	(24,603)
Purchases of property and equipment	(4,320)	(11,525)	—	(15,845)
Proceeds from sales of broadcast properties	9,988	—	—	9,988
Proceeds from sale of broadcast towers and property and equipment	28	—	—	28
Other	—	(170)	—	(170)

Net cash used in investing activities	(11,952)	(11,695)	—	(23,647)

Cash flows from financing activities:
Borrowings of long-term debt	365,000	—	—	365,000
Repayments of long-term debt	(335,687)	—	—	(335,687)
Payments of loan origination costs	(11,441)	—	—	(11,441)
Proceeds from exercise of common stock options, net	3	—	—	3
Repayment of stock subscription notes receivable	413	—	—	413

Net cash provided by financing activities	18,288	—	—	18,288

Increase (decrease) in cash and cash equivalents	(15,075)	(1)	—	(15,076)
Cash and cash equivalents, beginning of period	97,090	33	—	97,123

Cash and cash equivalents, end of period	$82,015	$32	$—	$82,047

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS:

	As of December 31, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$184,612	$9,764	$—	$194,376
Receivable from wholly owned subsidiaries	892,601	—	(892,601)	—
Intangible assets, net	61,486	832,468	—	893,954
Investment in and advances to wholly owned subsidiaries	58,045	—	(58,045)	—
Property, equipment and other assets, net	71,404	123,943	—	195,347

Total assets	$1,268,148	$966,175	$(950,646)	$1,283,677

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$119,572	$7,672	$—	$127,244
Deferred income taxes	175,281	—	—	175,281
Senior secured and senior subordinated notes, net of current portion	925,547	—	—	925,547
Notes payable to Parent Company	—	892,601	(892,601)	—
Mandatorily redeemable preferred stock	410,739	—	—	410,739
Other long-term liabilities	42,787	7,857	—	50,644

Total liabilities	1,673,926	908,130	(892,601)	1,689,455
Mandatorily redeemable and convertible preferred stock	684,067	—	—	684,067
Commitments and contingencies
Stockholders’ deficit	(1,089,845)	58,045	(58,045)	(1,089,845)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,268,148	$966,175	$(950,646)	$1,283,677

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Twelve Months Ended December 31, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
NET REVENUES	$169,086	$101,853	$—	$270,939

Expenses:
Programming and broadcast operations	14,107	37,847	—	51,954
Program Rights Amortization	51,082	—	—	51,082
Selling, general and administrative	49,881	61,095	—	110,976
Stock-based compensation	12,766	—	—	12,766
Other operating expense	4,056	4,516	—	8,572
Depreciation and amortization	7,751	35,232	—	42,983

Total operating expenses	139,643	138,690	—	278,333
Gain on sale or disposal of broadcast and other assets, net	9,921	41,668	—	51,589

Operating income	39,364	4,831	—	44,195

Other income (Expense):
Interest expense	(91,698)	(504)	—	(92,202)
Dividends on mandatorily redeemable preferred stock	(27,539)	—	—	(27,539)
Other income, net	5,803	81	—	5,884
Equity in income of consolidated subsidiaries	4,408	—	(4,408)	—

(Loss) income before income taxes	(69,662)	4,408	(4,408)	(69,662)
Income tax provision	(6,551)	—	—	(6,551)

Net (loss) income	(76,213)	4,408	(4,408)	(76,213)
Dividends and accretion on redeemable and convertible preferred stock	(70,104)	—	—	(70,104)

Net (loss) income attributable to common stockholders	$(146,317)	$4,408	$(4,408)	$(146,317)

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended December 31, 2003 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$7,517	$25,399	$—	$32,916

Cash flows from investing activities:
Decrease in short term investments	4,125	—	—	4,125
Purchases of property and equipment	(1,487)	(25,245)	—	(26,732)
Proceeds from sales of broadcast properties	83,332	—	—	83,332
Proceeds from sale of broadcast towers and property and equipment	360	—	—	360
Other	—	(156)	—	(156)

Net cash provided by (used in) investing activities	86,330	(25,401)	—	60,929

Cash flows from financing activities:
Borrowings of long-term debt	2,000	—	—	2,000
Repayments of long-term debt	(20,152)	—	—	(20,152)
Payments of loan origination costs	(2,259)	—	—	(2,259)
Proceeds from exercise of common stock options, net	115	—	—	115
Payments of employee income taxes on exercise of common stock options	(2,335)	—	—	(2,335)
Repayment of stock subscription notes receivable	144	—	—	144

Net cash used in financing activities	(22,487)	—	—	(22,487)

Increase (decrease) in cash and cash equivalents	71,360	(2)	—	71,358
Cash and cash equivalents, beginning of period	25,730	35	—	25,765

Cash and cash equivalents, end of period	$97,090	$33	$—	$97,123

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Twelve Months Ended December 31, 2002 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
NET REVENUES	$178,800	$98,121	$—	$276,921

Expenses:
Programming and broadcast operations	14,072	37,132	—	51,204
Program Rights Amortization	77,835	145	—	77,980
Selling, general and administrative	67,215	65,090	—	132,305
Adjustment of programming to net realizable value	41,270	—	—	41,270
Other operating expenses	4,424	4,021	—	8,445
Depreciation and amortization	23,824	34,705	—	58,529

Total operating expenses	228,640	141,093	—	369,733
Gain on sale or disposal of broadcast and other assets, net	1,857	21,049	—	22,906

Operating income	(47,983)	(21,923)	—	(69,906)

Other income (Expense):
Interest expense	16,203	(101,417)	—	(85,214)
Dividends on mandatorily redeemable preferred stock	—	—	—	—
Other income, net	5,313	446	—	5,759
Loss on extinguishment of debt	(17,552)	—	—	(17,552)
Equity in losses of consolidated subsidiaries	(122,894)	—	122,894	—

(Loss) income before income taxes	(166,913)	(122,894)	122,894	(166,913)
Income tax provision	(169,273)	—	—	(169,273)

Net (loss) income	(336,186)	(122,894)	122,894	(336,186)
Dividends and accretion on redeemable and convertible preferred stock	(110,099)	—	—	(110,099)

Net (loss) income attributable to common stockholders	$(446,285)	$(122,894)	$122,894	$(446,285)

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended December 31, 2002 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$(105,156)	$29,728	$—	$(75,428)

Cash flows from investing activities:
Increase in short term investments	(4,923)	—	—	(4,923)
Purchases of property and equipment	(2,180)	(28,997)	—	(31,177)
Proceeds from sales of broadcast properties	26,647	—	—	26,647
Proceeds from sale of broadcast towers and property and equipment	143	—	—	143
Proceeds from insurance recoveries	2,722	—	—	2,722
Other	(363)	(738)	—	(1,101)

Net cash provided by (used in) investing activities	22,046	(29,735)	—	(7,689)

Cash flows from financing activities:
Borrowings of long-term debt	336,338	—	—	336,338
Repayments of long-term debt	(2,898)	—	—	(2,898)
Redemption of preferred stock	(284,410)	—	—	(284,410)
Payments of loan origination costs	(10,886)	—	—	(10,886)
Debt extinguishment premium and costs	(14,302)	—	—	(14,302)
Proceeds from exercise of common stock options, net	1,182	—	—	1,182

Net cash used in financing activities	25,024	—	—	25,024

Increase (decrease) in cash and cash equivalents	(58,086)	(7)	—	(58,093)
Cash and cash equivalents, beginning of period	83,816	42	—	83,858

Cash and cash equivalents, end of period	$25,730	$35	$—	$25,765

SCHEDULE II

PAXSON COMMUNICATIONS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2004 (In thousands)

	Column A	Column B		Column C	Column D		Column E
		Additions
		Charged
	Balance at	to					Balance at
	Beginning	Costs and					End of
	of Year	Expenses		Other	Deductions		Year
For the year ended December 31, 2004:
Allowance for doubtful accounts	$1,090	$155		$—	$(597	)(1)	$648
Deferred tax assets valuation allowance	$370,537	$63,525	(2)	$—	$—		$434,062
Restructuring reserves	$145	$(5)		$—	$(138	)(3)	$2
For the year ended December 31, 2003:
Allowance for doubtful accounts	$2,100	$(418)		$—	$(592	)(1)	$1,090
Deferred tax assets valuation allowance	$348,110	$22,427	(2)	$—	$—		$370,537
Restructuring reserves	$1,522	$48		$—	$(1,425	)(3)	$145
For the year ended December 31, 2002:
Allowance for doubtful accounts	$3,635	$(126)		$—	$(1,409	)(1)	$2,100
Deferred tax assets valuation allowance	$124,428	$223,682	(2)	$—	$—		$348,110
Restructuring reserves	$2,099	$2,173		$—	$(2,750	)(3)	$1,522

(1)	Write off of uncollectible receivables.

(2)	Valuation allowance for net deferred tax assets due to uncertainty surrounding the Company’s utilization of future tax benefits.

(3)	Cash payments of termination benefits and lease obligations.