Form 10-K/A
period 2004-12-31
PAXSON COMMUNICATIONS CORP
filed 2005-04-29
CIK 923877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM (NO FEE REQUIRED)

For the transition period from to
Commission File Number 1-13452

PAXSON COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-3212788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Clearwater Park Road, West Palm Beach, Florida (Address of principal executive offices)	33401 (Zip Code)
Registrant’s telephone number, including area code:
(561) 659-4122

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $0.001 par value	American Stock Exchange
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of common stock held by non-affiliates of the registrant was $148,546,000 (based upon the $3.25 per share closing price on the American Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
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

EXPLANATORY NOTE
      This Amendment No. 1 to Annual Report on Form 10-K/ A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 31, 2005. This Amendment No. 1 is being filed to (1) add our Report of Management Regarding Internal Control Over Financial Reporting, (2) revise the Report of Independent Registered Certified Public Accountants that was included in the Original Filing to cover both the report related to our financial statements and the attestation report related to management’s assessment of the effectiveness of our internal control over financial reporting, and (3) revise certain disclosure in the original filing to clarify that we intend to continue airing entertainment programming as a significant portion of our network programming schedule.
      At the time of the Original Filing, we elected to utilize the 45 day extension offered to certain registrants by the Securities and Exchange Commission to delay the filing of management’s report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and our independent registered certified public accountants’ attestation report regarding our management’s report. Management’s report on internal control over financial reporting and the related attestation report of our independent registered certified public accountants are included in this Amendment No. 1 in Item 8.
      As a result of these amendments, we have filed as exhibits to this Form  10-K/ A an additional Consent of Independent Registered Certified Public Accountants dated April 26, 2005, and an additional Report of Independent Registered Certified Public Accountants dated April 26, 2005 to cover our management’s report related to our internal control over financial reporting. The certifications required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which were filed as exhibits to the Original Filing, have been re-executed and re-filed as exhibits to this Form 10-K/ A.
      Except for the matters described above, this Form 10-K/ A does not modify or update other disclosures in, or exhibits to, the Original Filing. This amendment does not change any previously reported financial results. For the convenience of the reader, this Form 10-K/ A also includes the remainder of the Original Filing in its entirety.

		Page

Item 1.	Business	4
Item 2.	Properties	35
Item 3.	Legal Proceedings	36
Item 4.	Submission of Matters to Vote of Security Holders	37
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data	39
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Financial Data	57
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	58
Item 9B.	Other Information	59
Item 10.	Directors and Executive Officers of the Registrant	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions	59
Item 14.	Principal Accountant Fees and Services	59
Item 15.	Exhibits and Financial Statement Schedules	59
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
      Beginning in January 2003, we modified our programming schedule by replacing entertainment programming during the hours of 1 p.m. to 5 p.m. and 11:30 p.m. to midnight, Monday through Friday, and 5 p.m. to 6 p.m. and 11 p.m. to midnight, Saturday and Sunday, with long form paid programming. As a result, the percentage of our net revenues derived from long form paid programming has increased from 46.4% in the year ended December 31, 2002, to 62.6% in the year ended December 31, 2004. We expect to continue to derive more than half of our net revenues from long form paid programming for the foreseeable future. We expect, however, that entertainment programming will continue to constitute a significant portion of our network programming schedule.
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
      Our principal business objective is to improve our cash flow and increase our financial flexibility, so that we may pursue refinancing alternatives with a view to reducing our cost of capital. We believe that if we are able to improve our cash flow and reduce our cost of capital, we will be able to improve our ability to take advantage of future opportunities to strengthen our business that may arise due to changes in the regulatory or business environment for broadcasters or other future developments in our industry. We seek to maintain an efficient operating structure and a flexible programming strategy as we implement changes to our business operations. In 2004, we entered into a consulting agreement with NBC Universal, Inc., or NBC, and committed significant resources to the development of a number of new original entertainment programs, which we launched on PAX TV at various times during the second half of the year. To date, these new programs have not served to improve materially our audience ratings or advertising revenues. We are not currently investing substantial additional amounts in new entertainment programming, and are evaluating other programming strategies and opportunities that might be available to us which could improve our cash flow. We expect, however, that entertainment programming will continue to constitute a significant portion of our network programming schedule.
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
      We are also reviewing all of the elements of our business operations as we seek to implement changes that we believe will improve our cash flow.
Operating Strategy
      The principal components of our current operating strategy are:

•	Benefit from a Centralized, Efficient Operating Structure. We centralize many of the functions of our owned and operated stations, including promotions, advertising, research, engineering, accounting and sales traffic. Our stations average fewer than ten employees compared to an average of 90 employees at network-affiliated stations, and an average of 60 employees at independent stations in markets of similar size to ours. We employ a centralized programming strategy, which we believe enables us to keep our programming costs per station significantly lower than those of comparable stations. We provide programming for all of our stations and, except for local news and syndicated programming provided by JSA partners, each station offers substantially the same programming schedule.

•	Continue Airing Long Form Paid Programming. We air a substantial amount of long form paid programming as we believe this provides us with a stable revenue base. In January 2003, we increased our inventory of air time available for long form paid programming by approximately 42% by shifting 26.5 hours per week of non-prime time PAX TV network entertainment programming to long form paid programming. The portion of our net revenues which is derived from network advertising decreased to 20.7% for the year ended December 31, 2004 from 32.6% for the year ended December 31, 2002 and the portion of our net revenues which is derived from network and station long form paid programming increased to 62.6% for the year ended December 31, 2004 from 46.4% for the year ended December 31, 2002.

•	Maintain a Flexible Programming Strategy. An important element of our plan to improve our business operations and cash flow is to maintain a flexible programming strategy that allows us to take advantage of opportunities that may arise for us to improve our return on our broadcast airtime while refraining from incurring substantial programming costs. These opportunities may include selling blocks of time to third parties who would air sports, entertainment or other programming. We are not currently investing substantial additional amounts in the development of new original entertainment programming or the purchase of rights to air syndicated programming, and intend to substantially reduce or eliminate our sale of spot advertisements that are based on television audience ratings. The termination of our JSAs and network affiliation agreements is a component of our implementation of this programming strategy, as these agreements restrict our programming flexibility by requiring us to continue airing a certain amount of network entertainment programming and our ability to control our local advertising. We expect, however, that entertainment programming will continue to constitute a significant portion of our network programming schedule.

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
      The table below provides information about our owned and operated stations (including stations we operate pursuant to TBAs).

	Market	Station Call	Broadcast	Total Market TV
Market Name	Rank(1)	Letters	Channel	Households(2)	JSA Partner(3)

New York	1	WPXN	31	7,355,710	NBC
Los Angeles	2	KPXN	30	5,431,140	NBC
Chicago	3	WCPX	38	3,417,330	NBC
Philadelphia	4	WPPX	61	2,919,410	NBC
Boston	5	WBPX	68	2,391,840	—
Boston	5	WDPX	58	2,391,840	—
Boston	5	WPXG	21	2,391,840	—
San Francisco	6	KKPX	65	2,359,870	NBC
Dallas	7	KPXD	68	2,292,760	NBC
Washington D.C.	8	WPXW	66	2,241,610	NBC

	Market	Station Call	Broadcast	Total Market TV
Market Name	Rank(1)	Letters	Channel	Households(2)	JSA Partner(3)

Washington D.C.	8	WWPX	60	2,241,610	NBC
Atlanta	9	WPXA	14	2,059,450	Gannett Co., Inc.
Detroit	10	WPXD	31	1,943,930	—
Houston	11	KPXB	49	1,902,810	Belo Corp.
Seattle	12	KWPX	33	1,690,640	Belo Corp.
Tampa	13	WXPX	66	1,671,040	Media General, Inc.
Minneapolis	14	KPXM	41	1,665,540	Gannett Co., Inc.
Phoenix	15	KPPX	51	1,596,950	Gannett Co., Inc.
Cleveland	16	WVPX	23	1,556,670	Gannett Co., Inc.
Miami	17	WPXM	35	1,496,810	NBC
Denver	18	KPXC	59	1,401,760	Gannett Co., Inc.
Sacramento	19	KSPX	29	1,315,030	Hearst-Argyle Television, Inc.
Orlando	20	WOPX	56	1,303,150	Hearst-Argyle Television, Inc.
Portland, OR	24	KPXG	22	1,086,900	Belo Corp.
Indianapolis	25	WIPX	63	1,053,020	Dispatch Broadcast Group
Hartford	27	WHPX	26	1,017,530	NBC
Raleigh-Durham	29	WFPX	62	966,720	NBC
Raleigh-Durham	29	WRPX	47	966,720	NBC
Nashville	30	WNPX	28	916,170	—
Kansas City	31	KPXE	50	894,580	Scripps Howard Broadcasting Company
Milwaukee	32	WPXE	55	886,770	Journal Broadcast Group, Inc.
Salt Lake City	36	KUPX	16	800,000	—
San Antonio	37	KPXL	26	748,950	Clear Channel Broadcasting, Inc.
Grand Rapids	38	WZPX	43	732,600	LIN Television Corp.
West Palm Beach	39	WPXP	67	729,010	Scripps Howard Broadcasting Company
Birmingham	40	WPXH	44	717,300	NBC
Norfolk	41	WPXV	49	707,750	LIN Television Corp.
New Orleans(4)(5)	43	WPXL	49	695,760	Hearst-Argyle Television, Inc.
Memphis(4)(5)	44	WPXX	50	658,250	Raycom America, Inc.
Oklahoma City	45	KOPX	62	655,250	The New York Times Company
Buffalo	46	WPXJ	51	651,970	Gannett Co., Inc.
Greensboro	48	WGPX	16	648,860	Hearst-Argyle Television, Inc.
Providence	49	WPXQ	69	644,980	NBC
Louisville(4)(6)	50	WBNA	21	637,680	—
Jacksonville-Brunswick	52	WPXC	21	613,000	Post-Newsweek Stations, Inc.
Wilkes Barre	53	WQPX	64	592,560	The New York Times Company
Albany	55	WYPX	55	555,640	—
Knoxville	59	WPXK	54	513,630	Raycom America, Inc.
Tulsa	60	KTPX	44	510,960	Scripps Howard Broadcasting Company

	Market	Station Call	Broadcast	Total Market TV
Market Name	Rank(1)	Letters	Channel	Households(2)	JSA Partner(3)

Charleston, WV	62	WLPX	29	508,750	—
Lexington	64	WUPX	67	481,120	—
Roanoke	67	WPXR	38	445,670	Media General, Inc.
Honolulu	71	KPXO	66	417,120	—
Des Moines	73	KFPX	39	412,230	The New York Times Company
Syracuse	77	WSPX	56	395,400	Raycom America, Inc.
Spokane	80	KGPX	34	384,060	KHQ, Incorporated
Cedar Rapids	88	KPXR	48	331,610	—
Greenville-N. Bern	105	WEPX	38	270,200	—
Greenville-N. Bern	105	WPXU	35	270,200	—
Wausau	133	WTPX	46	181,780	—

(1)	Market rank is based on the number of television households in the television market or Designated Market Area, or “DMA,” as used by Nielsen, effective as of September 2004.

(2)	Refers to the number of television households in the DMA as estimated by Nielsen, effective as of September 2004.

(3)	Indicates the company with which we have entered into a JSA for the station. In March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005, and we began discussions with NBC as to the termination of each of the JSAs with NBC (covering 14 of our stations in 12 markets).

(4)	Station is independently owned and is operated by us under a time brokerage agreement.

(5)	We have the option to acquire the station and the current owner has the right to require us to purchase the station at anytime after January 1, 2007 through December 31, 2008.

(6)	We have a right of first refusal to acquire the station.
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
      In March 2004 we entered into an agreement with NBC under which NBC consulted with us on the development, production and programming of scripted and unscripted television series, games shows and specials for the 2004-2005 broadcast season. We committed significant resources to this programming initiative, and the shows we developed were targeted largely to a younger audience demographic that is more attractive to advertisers than the audience demographic that has typically viewed our programming. We launched these shows on PAX TV at various times during the second half of 2004. To date, this programming initiative has not served to improve materially our audience ratings or advertising revenues. Our consulting agreement with NBC has expired and, although we continue to fund our remaining commitments to this programming initiative, we are not currently planning to invest significant additional resources in the development of new original entertainment programming. While we intend to continue airing entertainment programming during a significant portion of our network programming schedule, we plan to maintain a flexible programming strategy and to evaluate other programming opportunities that might be available to us which would improve our cash flow.
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
      In assessing compliance with the national ownership caps, the FCC counts each UHF station as serving only half of the television households in its market. This “UHF Discount” is intended to take into account that UHF stations historically have provided less effective coverage of their markets than VHF stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet the recently-enacted 39% ownership cap. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF

Discount will “sunset” — i.e., expire — for the top four broadcast networks (ABC, NBC, CBS, and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future review whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations. The Third Circuit opinion referred to above also held that the Consolidated Appropriations Act of 2004 mooted any argument on whether the FCC could maintain the “UHF Discount.”
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
      Television Duopoly Rule. The FCC’s television duopoly rule permits a party to own two television stations without regard to signal contour overlap if each station is located in a separate designated market area, or DMA. A party may own two television stations in the same DMA so long as (1) at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and (2) at least one of the two stations is not among the four top-ranked stations in the market based on audience share. Without regard to the number of independently owned television stations or “media voices,” the FCC permits television duopolies within the same DMA so long as the stations’ Grade B service contours do not overlap. Satellite stations that are authorized to rebroadcast the programming of a “parent” station located in the same DMA are also exempt from the duopoly rule. In April 2002, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decision establishing an eight “media voice” standard for same-market television duopolies. The court remanded the proceeding to the FCC to consider whether it should include in its definition of “media voices” other media (i.e., newspapers, radio, and cable). The court also suggested that, on remand, the FCC may decide to adjust the numerical limit of eight.
      On June 2, 2003 the FCC adopted new rules governing, among other things, the number of television stations a party may own in the same DMA. Under the new rules, a party would be permitted to have an attributable interest in up to two television stations in the same DMA, provided there were between five and 17 television stations in the DMA and provided that only one of the duopoly stations was among the top four television stations in the market in terms of audience share. Duopolies would not be permitted in markets with fewer than five television stations. In markets with 18 or more television stations, a party would be permitted to own up to three television stations in a DMA, only one of which may be among the top four in terms of audience share. The new rules would also eliminate the contour overlap rule for television. The “media voice” test would be eliminated and the number of television stations in a market would be calculated by counting all full-power commercial and noncommercial television stations located within a given DMA. Neither cable channels, Class A television stations, low power television stations, television translator stations nor dark or non-operational stations would be included in the count. Satellite television stations would also be excluded from the count, if the parent and satellite station were located within the same DMA. The effectiveness of these new rules has been stayed by the order of the U.S. Court of Appeals for the Third Circuit described above.
      Television/ Newspaper Radio/ Television Cross Ownership. On June 2, 2003, the FCC removed the newspaper-broadcast and radio-television cross-ownership prohibitions and replaced them with a new set of “cross-media limits.” The FCC continued, however, to prohibit common ownership of daily newspapers and broadcast stations, and television/radio combinations in markets with three or fewer television stations. In markets having between four and eight television stations, the new rules would limit ownership to one of the following combinations: (1) a daily newspaper, one television station and up to half of the radio station limit for the market; (2) a daily newspaper, no television station and up to the radio station limit for the market; or (3) two television stations (if allowable under the new rules), no daily newspaper, and up to the radio station limit for the market. In markets having nine or more television stations the cross-media limits would be eliminated completely and only the new local television and local radio ownership rules would apply. Under the new rules, noncommercial television stations would be included in the station count. The effectiveness of these new rules has been stayed by the order of the U.S. Court of Appeals for the Third Circuit described above.
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
      The Bipartisan Campaign Reform Act of 2002 (“BCRA”) (also known as the McCain-Feingold campaign finance bill) modified the regulation of certain aspects of political campaign fundraising and expenditures, and imposed new restrictions on the broadcast of “issue advertisements.” Congress previously has considered and may in the future consider amending the political advertising laws by changing the statutory definition of “lowest unit charge” in a manner which would require television stations to sell time to federal political candidates at lower rates. We are unable to predict whether additional changes to the political broadcasting laws will be enacted, or what effect, if any, these changes might have upon our business.
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
      Cable “Must Carry”/ Retransmission Consent Regulations. Under the Communications Act, every local commercial television broadcast station must elect once every three years to require a cable system to carry the station subject to certain exceptions, or to negotiate for retransmission consent to carry the station. A station’s “must carry” rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on the station, and the quality of the station’s signal at the cable system’s headend. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the cable system consent to retransmit the broadcast signal for a fee or other consideration. Our television stations have generally elected the “must carry” alternative. Our elections of retransmission or “must carry” status will continue until the next election period, which commences on January 1, 2006.
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
      We engaged Bear, Stearns & Co. Inc. in 2002 and Citigroup Global Markets Inc. in 2003 to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. We terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that we believed would be in the best interests of all of our stockholders. While we continue to consider strategic alternatives that may arise, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, our principal efforts are focused on improving our core business operations and increasing our cash flow. See “Forward-Looking Statements and Associated Risks and Uncertainties — Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.”

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
      In March 2005, we notified all of our PAX TV network affiliates that we were exercising our right to terminate our affiliation agreements with them, effective June 30, 2005. We will seek to replace the distribution lost by the termination of these agreements (consisting of approximately 6% of U.S. primetime television households) through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms. Our revenues may be reduced if we are unable to replace the lost distribution. A number of our carriage agreements with cable systems in markets where we do not own a television station place restrictions on the type of programming that we may broadcast on the local cable system. Should our programming be inconsistent with these restrictions, the cable systems may have the right to require us to distribute additional entertainment programming over these systems or the right to terminate their carriage agreements with us. Our financial results could be adversely affected if we were required to provide alternative programming to these cable systems or if we were to lose a portion of our distribution through the termination of these agreements.

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
      On September 15, 2004, the rate at which dividends accrue on our Series B preferred stock, all of which is held by NBC, was adjusted to an annual rate of 16.2% from the initial annual rate of 8%. The rate was adjusted pursuant to the terms governing the Series B preferred stock. We retained CIBC World Markets Corp., a nationally recognized independent investment banking firm, in connection with the rate adjustment process. We are involved in litigation with NBC regarding the rate adjustment. NBC has asserted that CIBC does not constitute an “independent” investment banking firm, and that the dividend rate adjustment was not performed in the manner required by the terms of the Series B preferred stock. As described in greater detail above under “Forward-Looking Statements and Associated Risks and Uncertainties — We have a high level of indebtedness and are subject to restrictions imposed by the terms of our indebtedness and preferred stock,” the increase in the dividend rate on our Series B preferred stock to 16.2% and any further increase resulting from the NBC litigation could have material adverse consequences for us. We are unable to predict whether we will be successful in the litigation with NBC and whether or to what degree the dividend rate on our Series B preferred stock may be increased further.

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
      We and NBC have filed briefs in the litigation and have each moved for judgment on the pleadings. The court heard oral argument on the respective motions on February 14, 2005 and has not yet issued its ruling. An adverse outcome in this litigation would have a material adverse effect on us. See “Forward Looking Statements and Associated Risks and Uncertainties — We have not redeemed our securities held by NBC that NBC has demanded that we redeem and this could have adverse consequences for us” and “— The adjustment to the dividend rate on our Series B preferred stock could have adverse consequences for our business.”
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

Equity Compensation Plan Information
      As of December 31, 2004, the following shares of Class A common stock were authorized for issuance under equity compensation plans:

			Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	[Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a)]

Equity compensation plans approved by security holders(1)	5,336,713	$0.49	3,444,603
Equity compensation plans not approved by security holders(1)	522,500	$3.04	—

Total	5,859,213	$0.71	3,444,603

(1)	In October 2004, we completed an exchange offer pursuant to which 3,197,250 restricted shares of Class A common stock were exchanged for options to purchase an equal number of shares of Class A common stock, at an exercise price of $0.01 per share and with identical vesting provisions as the original awards. The restricted shares were originally issued to certain employees and directors in connection with the October 2003 grant. This exchange did not result in any additional stock-based compensation expense. The number of shares of Class A common stock issued and outstanding at the time of exchange was reduced by the number of restricted shares exchanged. A narrative description of the material terms of these plans is set forth in Note 11 — STOCK INCENTIVE PLANS, to our consolidated financial statements which are set forth elsewhere in this report.

Item 6.	Selected Financial Data
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

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$276,630	$270,939	$276,921	$265,326	$271,892
Operating (loss) income	(12,419)	44,195	(69,906)	(150,129)	(155,946)
Net loss	(187,972)	(76,213)	(336,186)	(205,545)	(169,176)
Net loss attributable to common stockholders(a)	(245,735)	(146,317)	(446,285)	(352,201)	(381,980)
Basic and Diluted Loss Per Common Share:(b)
Net loss	$(3.61)	$(2.14)	$(6.88)	$(5.46)	$(6.01)
Weighted average shares outstanding — basic and diluted	68,139	68,390	64,849	64,509	63,515
Balance Sheet Data:
Cash and cash equivalents	$82,047	$97,123	$25,765	$83,858	$51,363
Working capital	77,422	67,132	19,188	57,871	74,298
Total assets	1,224,305	1,283,677	1,276,619	1,409,840	1,552,603
Total debt	1,004,093	925,608	900,101	529,180	405,476
Total mandatorily redeemable preferred stock	471,355	410,739	354,498	589,958	574,587
Total mandatorily redeemable convertible preferred stock	740,745	684,067	638,603	574,202	505,802
Total common stockholders’ deficit	(1,327,341)	(1,089,845)	(958,267)	(515,520)	(175,503)
Other Data:
Cash flows (used in) provided by operating activities	$(9,717)	$32,916	$(75,428)	$(60,772)	$(76,036)
Cash flows (used in) provided by investing activities	(23,647)	60,929	(7,689)	48,477	(12,784)
Cash flows provided by (used in) financing activities	18,288	(22,487)	25,024	44,790	14,994
Program rights payments and deposits	67,682	34,239	116,243	130,566	128,288
Payments for cable distribution rights	123	4,347	9,286	14,418	10,727
Purchases of property and equipment	15,845	26,732	31,177	35,213	25,110

a)	Includes dividends and accretion on redeemable preferred stock.

b)	Because of losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, our presentation of diluted earnings per share is the same as that of basic earnings per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Our business operations presently do not provide sufficient cash flow to support our debt service and preferred stock dividend requirements. In September 2002, we engaged Bear, Stearns & Co. Inc. and in August 2003 we engaged Citigroup Global Markets Inc. to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. We terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that we believed would be in the best interests of all of our stockholders. While we continue to consider strategic alternatives that may arise, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, our principal efforts are focused on improving our core business operations and increasing our cash flow. See “Forward-Looking Statements and Associated Risks and Uncertainties — Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.”

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
      In 2005 we will seek to maintain an efficient operating structure and a flexible programming strategy as we implement changes to our business operations. We do not expect to invest substantial additional amounts in new entertainment programming, and are evaluating other programming strategies and opportunities that might be available to us which would improve our cash flow. We expect, however, that entertainment programming will continue to constitute a significant portion of our network programming schedule. In March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005, we notified all of our affiliates that we were exercising our right to terminate the affiliation agreements, effective June 30, 2005, and we notified NBC that we were removing, effective June 30, 2005, all of our stations from the national sales agency agreement pursuant to which NBC sells national spot advertisements for 49 of our 60 stations. In addition, we began discussions with NBC as to the termination of our network sales agency agreement with NBC and each of our JSAs with NBC (covering 14 stations in 12 markets). We intend to transfer our local advertising sales efforts to our own employees by the beginning of

July 2005 and to transfer our network advertising sales efforts to our own employees following resolution of our discussions with NBC. We are also reviewing all of the elements of our business operations.
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
      We carry programming rights assets on our balance sheet at the lower of unamortized cost or net realizable value. We record our program rights and related liabilities at the contractual amounts when the programming is available to air. Our original programming generally is amortized on a straight line or accelerated method over three to four years on expected usage. Our syndicated programming rights are amortized over the licensing agreement term using the greater of the straight line per run or straight line over the license term method. We periodically evaluate the net realizable value of our program rights based on anticipated future usage of programming and the anticipated future ratings and related advertising revenues. We evaluate the net realizable value of our programming rights by aggregating the program costs and related estimated future revenues for each programming daypart. If estimated future revenues are insufficient to recover the unamortized cost of the programming assets in each daypart, we record an adjustment to write down the value of our assets to net realizable value. We also evaluate whether future revenues will be sufficient to recover the cost of programs we are committed to purchase in the future, and if estimated future revenues are insufficient, we accrue a loss related to our programming commitments. Our estimates of future advertising revenues are based upon our actual revenues generated currently, adjusted for estimated revenue growth assumptions. If market conditions were to deteriorate, we may not achieve our estimated future revenues, which could result in future write downs to net realizable value and accrued losses on programming commitments.
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

      The following table presents the redemption value of the three classes of our preferred stock outstanding at December 31, 2004 should we elect to redeem the preferred stock in the indicated year, assuming no dividends are paid in cash prior to redemption (in thousands):

	Junior Exchangeable	Convertible	Series B Convertible
	Preferred Stock	Preferred	Preferred Stock
	14 1/4%(1)	Stock 9 3/4%(2)	16.2%(3)

2005	$540,916	$155,323	$667,933
2006	609,879	171,029	735,163
2007	—	—	802,393
2008	—	—	869,623
2009	—	—	936,853

(1)	Mandatorily redeemable on November 15, 2006; redeemable by us.

(2)	Mandatorily redeemable on December 31, 2006; redeemable by us.

(3)	As further discussed above, on November 13, 2003, we received notice from NBC that NBC was exercising its right under its investment agreement with us to demand that we redeem or arrange for a third party to acquire, by payment in cash, all 41,500 outstanding shares of our Series B Convertible Preferred Stock held by NBC.

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

      Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of December 31, 2004, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):

		Amounts Due
	Obligations to	from
	CBS	Crown Media	Net Amount

2005	$17,726	$(10,439)	$7,287
2006	9,191	(1,711)	7,480

	26,917	(12,150)	14,767
Amount representing interest	—	610	610

	$26,917	$(11,540)	$15,377

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
      At December 31, 2004 we had $365.0 million of floating rate indebtedness outstanding under our senior secured floating rate notes. As discussed in further detail in “Item 7 — Management’s Discussion and Analysis of Results of Operations — Liquidity and Capital Resources”, we refinanced our previously existing senior credit facility with the proceeds of our January 2004 offering of $365.0 million senior secured floating rate notes. The table below reflects the balance of the previously existing senior credit facility at December 31, 2003, after giving effect to the interest rate and maturity date applicable to the new senior secured floating rate notes. The senior secured floating rate notes bear interest at a rate of LIBOR plus 2.75% per year, with the LIBOR rate being reset quarterly. The senior secured floating rate notes mature in January 2010. Additionally, at December 31, 2004, we had $0.5 million of floating rate indebtedness outstanding under a mortgage for our headquarters building. The mortgage bears interest at a rate of the U.S. Treasury Index for Five Year Notes plus 2.85% per year, reset once every five years. The final maturity date for the mortgage is June 2010.

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
      From approximately 1999 through 2002, we entered into various long-term operating leases that provided for escalating lease payments. Historically, we had recognized the expense associated with certain of these operating leases based on the annual cash outflows required. Under Generally Accepted Accounting Principles (GAAP), we are required to recognize the annual amount of lease expense using the straight-line method over the term of the lease. During our annual external audit, we determined that our control relating to the capturing of and the accounting for lease escalation clauses was designed improperly. In the fourth quarter of 2004, we recorded an adjustment that increased net loss in the amount of $4.0 million of which approximately $3.1 million pertained to periods prior to 2004.
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
Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on the evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of

December 31, 2004. Our report is included in Item 8 of this Report. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Report.

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

      (b) List of Exhibits:

Exhibit
Number			Description of Exhibits

3	.1.1	—	Certificate of Incorporation of the Company(2)

3	.1.6	—	Certificate of Designation of the Company’s 9 3/4% Series A Convertible Preferred Stock(7)

3	.1.7	—	Certificate of Designation of the Company’s 14 1/4% Cumulative Junior Exchangeable Preferred Stock(7)

3	.1.8	—	Certificate of Designation of the Company’s 16.2% Series B Convertible Exchangeable Preferred Stock(8)

3	.1.9	—	Certificate of Amendment to the Certificate of Incorporation of the Company(16)

3.2		—	Bylaws of the Company(11)

4.4		—	Investment Agreement, dated as of September 15, 1999, by and between the Company and National Broadcasting Company, Inc.(8)

4	.4.1	—	Stockholder Agreement, dated as of September 15, 1999, among the Company, National Broadcasting Company, Inc., Lowell W. Paxson, Second Crystal Diamond Limited Partnership and Paxson Enterprises, Inc.(8)

4	.4.2	—	Class A Common Stock Purchase Warrant, dated September 15, 1999, with respect to up to 13,065,507 shares of Class A Common Stock(8)

4	.4.3	—	Class A Common Stock Purchase Warrant, dated September 15, 1999, with respect to up to 18,966,620 shares of Class A Common Stock(8)

4	.4.5	—	Form of Indenture with respect to the Company’s 8% Exchange Debentures due 2009(8)

4	.4.6	—	Registration Rights Agreement, dated September 15, 1999, between the Company and National Broadcasting Company, Inc.(8)

4.5		—	Indenture, dated as of June 10, 1998, by and between the Company, the Guarantors named therein and the Bank of New York, as Trustee, with respect to the New Exchange Debentures(7)

4.6		—	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10% Senior Subordinated Notes due 2008(12)

4.8		—	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12 1/4% Senior Subordinated Discount Notes due 2009(14)

4.9		—	Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s Senior Secured Floating Rate Notes due 2010(19)

10.27		—	Paxson Communications Corp. Profit Sharing Plan(1)

10.28		—	Paxson Communications Corp. Stock Incentive Plan(1)

10	.83.1	—	Facility Lease Agreement, dated as of July 1, 2003, by and between the Company and The Christian Network, Inc.(18)

10.157		—	Paxson Communications Corporation 1996 Stock Incentive Plan(4)

10.183		—	Stock Purchase Agreement, dated September 9, 1997, by and among Channel 46 of Tucson, Inc., Paxson Communications of Tucson-46, Inc. and Sungilt Corporation, Inc.(5)

10.186		—	Option Agreement, dated November 14, 1997, by and between the Company and Flinn Broadcasting Corporation for Television station WCCL-TV, New Orleans, Louisiana(6)

10.187		—	Option Agreement, dated November 14, 1997, by and between the Company and Flinn Broadcasting Corporation for Television station WFBI-TV, Memphis, Tennessee(6)

10.193		—	Programming Agreement, dated August 11, 1998, by and between Paxson Communications of Chicago-38, Inc. and Christian Communications of Chicagoland Inc.(6)

10.208		—	Employment Agreement, dated October 16, 1999, by and between the Company and Lowell W. Paxson(9)

Exhibit
Number			Description of Exhibits

10	.208.1	—	Amendment to Employment Agreement, dated as of December 16, 2002, by and between the Company and Lowell W. Paxson(15)

10	.208.2	—	Amendment No. 2 to Employment Agreement, dated as of January 15, 2004 between the Company and Lowell W. Paxson(19)

10	.208.3	—	Amendment to Employment Agreement, dated as of February 9, 2005, between the Company and Lowell W. Paxson

10.209		—	Asset Purchase Agreement, dated November 21, 1999, by and between the Company and DP Media, Inc.(9)

10	.209.1	—	Restated and Amended Asset Purchase Agreement, dated November 21, 1999, by and between Paxson Communications Corporation and DP Media(10)

10.210		—	Asset Purchase Agreement dated April 30, 1999, by and between DP Media of Boston, Inc. and Boston University Communications, Inc. for television stations WABU (TV), Boston, MA WZBU (TV), Vineyard Haven, MA WNBU (TV), Concord, NH and Low Power television station W67BA (TV) Dennis, MA(9)

10.217		—	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10 3/4% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.6)(12)

10.219		—	First Supplemental Indenture, dated as of August 2, 2001, by and among the Company, S&E Network, Inc., the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee(13)

10.221		—	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12 1/4% Senior Subordinated Discount Notes due 2009 (incorporated by reference to Exhibit 4.8)(14)

10.224		—	Amended and Restated Employment Agreement, by and between the Company and Anthony L. Morrison, effective January 1, 2004

10.225		—	Amended and Restated Employment Agreement, by and between the Company and Dean M. Goodman, effective January 1, 2004

10	.225.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Dean M. Goodman

10.227		—	Amended and Restated Employment Agreement, by and between the Company and Seth A. Grossman, effective January 1, 2004

10	.227.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Seth A. Grossman

10.228		—	Paxson Communications Corporation 1998 Stock Incentive Plan, as amended(16)

10.229		—	Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s Senior Secured Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.9)

10.230		—	Purchase Agreement, dated January 5, 2004, among the Company, the Subsidiary Guarantors party thereto, and Citigroup Global Markets Inc., Bear, Stearns & Co. Inc., and CIBC World Markets Corp., as representatives of the Initial Purchasers(19)

10.231		—	Amended and Restated Employment Agreement, by and between the Company and Richard Garcia, effective as of January 1, 2004(20)

10	.231.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Richard Garcia

10	.231.2	—	Amendment to Employment Agreement, dated March 15, 2005, between the Company and Richard Garcia(23)

10.232		—	Employment Agreement, dated as of January 1, 2004, as amended effective January 1, 2005, by and between the Company and Adam K. Weinstein(21)

10	.232.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Adam K. Weinstein

Exhibit
Number		Description of Exhibits

10.233	—	Form of Indemnification Agreement by and between the Company and members of the Board of Directors of the Company(22)

14.1	—	Code of Ethics and Business Conduct(19)

21	—	Subsidiaries of the Company

23.1	—	Consent of Ernst & Young LLP

23.2	—	Consent of PricewaterhouseCoopers LLP

31.1	—	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	—	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	—	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	—	Tax Exemption Savings Agreement, dated May 15, 1994, between the Company and The Christian Network, Inc.(3)

(1)	Filed with the Company’s Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416, and incorporated herein by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995 (Commission File No. 1-13452), and incorporated herein by reference.

(3)	Filed with the Company’s Registration Statement on Form S-1, as amended, filed January 26, 1996, Registration No. 333-473, and incorporated herein by reference.

(4)	Filed with the Company’s Registration Statement on Form S-8, filed January 22, 1997, Registration No. 333-20163, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q, dated September 30, 1997 (Commission File No. 1-13452), and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 1997 (Commission File No. 1-13452), and incorporated herein by reference.

(7)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(8)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 24, 1999 (Commission File No. 1-13452), and incorporated herein by reference.

(9)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 1999 (Commission File No. 1-13452), and incorporated herein by reference.

(10)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2000, and incorporated herein by reference.

(11)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(12)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(13)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed September 10, 2001, Registration No. 333-69192, and incorporated herein by reference.

(14)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(15)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2002, and incorporated herein by reference.

(16)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(17)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2003, and incorporated herein by reference.

(18)	Filed with the Company’s Quarterly Report on Form 10-Q, dated September 30, 2003, and incorporated herein by reference.

(19)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2003, and incorporated herein by reference.

(20)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2004, and incorporated herein by reference.

(21)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005, and incorporated herein by reference.

(22)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on February 28, 2005, and incorporated herein by reference.

(23)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 18, 2005, and incorporated herein by reference.
      (c) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of West Palm Beach, State of Florida, on April 29, 2005.

PAXSON COMMUNICATIONS CORPORATION

By:	/s/ LOWELL W. PAXSON

Lowell W. Paxson
Chairman of the Board and Chief Executive
Officer (Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LOWELL W. PAXSON Lowell W. Paxson	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	April 29, 2005

/s/ RICHARD GARCIA Richard Garcia	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 29, 2005

/s/ TAMMY G. HEDGE Tammy G. Hedge	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	April 29, 2005

/s/ BRUCE L. BURNHAM Bruce L. Burnham	Director	April 29, 2005

/s/ JOHN E. OXENDINE John E. Oxendine	Director	April 29, 2005

/s/ HENRY J. BRANDON Henry J. Brandon	Director	April 29, 2005

/s/ ELIZABETH J. HUDSON Elizabeth J. Hudson	Director	April 29, 2005

/s/ W. LAWRENCE PATRICK W. Lawrence Patrick	Director	April 29, 2005

PAXSON COMMUNICATIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusions or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the course of conducting this evaluation, we determined that we had a material weakness as of December 31, 2004 relating to our internal controls over our historical accounting practices for leases. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.
      From approximately 1999 through 2002, we entered into various long-term operating leases that provided for escalating lease payments. Historically, we had recognized the expense associated with certain of these operating leases based on the annual cash outflows required. Under Generally Accepted Accounting Principles (GAAP), we are required to recognize the annual amount of lease expense using the straight-line method over the term of the lease. During our annual external audit, we determined that our control relating to the capturing of and the accounting for lease escalation clauses was designed improperly. In the fourth quarter of 2004, we recorded an adjustment that increased net loss in the amount of $4.0 million of which approximately $3.1 million pertained to periods prior to 2004.
      Based on our evaluation, our management has concluded that, because the material weakness in internal control described above existed as of December 31, 2004, our internal control over financial reporting was not effective at December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has issued an attestation report on our internal control over financial reporting. The report is included in this Annual Report on Form 10-K under the heading, Report of Independent Registered Certified Public Accountants.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
The Board of Directors and Stockholders
of Paxson Communications Corporation
      We have audited the accompanying consolidated balance sheets of Paxson Communications Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paxson Communications Corporation at December 31, 2004 and December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
West Palm Beach, Florida
March 29, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
The Board of Directors and Stockholders
of Paxson Communications Corporation
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Paxson Communications Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the Company’s insufficient controls over the calculation and recording of its lease commitments in accordance with generally accepted accounting principles, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Paxson Communication Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2004, management identified as a material weakness that a control relating to the capturing of and the accounting for lease escalation clauses was designed improperly, which resulted in the understatement of rent expense and related liability accounts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 financial statements, and this report does not affect our report dated March 29, 2005 on those financial statements.
      In our opinion, management’s assessment that Paxson Communications Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Paxson Communica-

tions Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Paxson Communications Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2004, and our report dated March 29, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
West Palm Beach, Florida
April 26, 2005

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

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands except
	share data)
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

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands except share and per share data)
NET REVENUES (net of agency commissions of $46,565, $46,067, and $44,975, respectively)	$276,630	$270,939	$276,921

EXPENSES:
Programming and broadcast operations (excluding stock-based compensation of $1,012, $1,872 and $575)	56,472	51,954	51,204
Program rights amortization	53,616	51,082	77,980
Selling, general and administrative (excluding stock-based compensation of $7,489, $10,894 and $3,235)	121,835	110,976	132,305
Business interruption insurance	—	—	(1,617)
Time brokerage and affiliation fees	4,466	4,403	4,079
Stock-based compensation	8,501	12,766	3,810
Adjustment of programming to net realizable value	4,645	1,066	41,270
Restructuring (credits) charges	(5)	48	2,173
Reserve for state taxes	691	3,055	—
Depreciation and amortization	43,664	42,983	58,529

Total operating expenses	293,885	278,333	369,733

Gain on sale or disposal of broadcast and other assets, net	4,836	51,589	22,906

Operating (loss) income	(12,419)	44,195	(69,906)
OTHER INCOME (EXPENSE):
Interest expense	(94,192)	(92,202)	(85,214)
Dividends on mandatorily redeemable preferred stock	(60,616)	(27,539)	—
Interest income	2,811	3,440	2,363
Other income, net	—	341	1,876
Loss on extinguishment of debt	(6,286)	—	(17,552)
Gain on modification of program rights obligations	1,481	2,103	1,520

Loss before income taxes	(169,221)	(69,662)	(166,913)
Income tax provision	(18,751)	(6,551)	(169,273)

Net loss	(187,972)	(76,213)	(336,186)
Dividends and accretion on redeemable and convertible preferred stock	(57,763)	(70,104)	(110,099)

Net loss attributable to common stockholders	$(245,735)	$(146,317)	$(446,285)

Basic and diluted loss per common share	$(3.61)	$(2.14)	$(6.88)

Weighted average shares outstanding	68,139,205	68,389,640	64,849,068

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Common
			Stock	Stock				Accumulated
	Common Stock		Warrants	Subscription	Additional	Deferred		Other	Total
			and Call	Notes	Paid-In	Stock Option	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Class A	Class B	Option	Receivable	Capital	Compensation	Deficit	Loss	Deficit	Loss

	(In thousands)
Balance at January 1, 2002	$56	$8	$68,384	$(1,088)	$512,194	$(6,537)	$(1,087,187)	$(1,350)	$(515,520)
Comprehensive loss:
Net loss							(336,186)		(336,186)	$(336,186)
Unrealized loss on interest rate swap								(1,796)	(1,796)	(1,796)

Comprehensive loss										$(337,982)

Deferred stock option compensation					(267)	267			—
Stock-based compensation						3,810			3,810
Stock options exercised	1				1,182				1,183
Interest on stock subscription notes receivable				(489)					(489)
Reserve on stock subscription notes receivable				830					830
Dividends on redeemable and convertible preferred stock							(88,373)		(88,373)
Accretion on redeemable preferred stock							(21,726)		(21,726)

Balance at December 31, 2002	57	8	68,384	(747)	513,109	(2,460)	(1,533,472)	(3,146)	(958,267)
Comprehensive loss:
Net loss							(76,213)		(76,213)	$(76,213)
Unrealized gain on interest rate swap								3,146	3,146	3,146

Comprehensive loss										$(73,067)

Deferred stock option compensation					27,314	(27,314)			—
Stock-based compensation						12,607			12,607
Stock options exercised	6				568				574
Expiration of common stock warrants			(1,721)		1,721				—
Payment of employee withholding taxes on exercise of common stock options					(2,335)				(2,335)
Reduction of stock subscription notes receivable				747					747
Dividends on redeemable and convertible preferred stock							(69,009)		(69,009)
Accretion on redeemable preferred stock							(1,095)		(1,095)

Balance at December 31, 2003	63	8	66,663	—	540,377	(17,167)	(1,679,789)	—	(1,089,845)
Comprehensive loss:
Net loss							(187,972)		(187,972)	$(187,972)

Comprehensive loss										$(187,972)

Deferred stock option compensation					1,756	(1,756)			—
Stock-based compensation						8,236			8,236
Restricted stock exchanged for options	(3)				3				—
Stock options exercised	1				2				3
Dividends on redeemable and convertible preferred stock							(56,175)		(56,175)
Accretion on redeemable preferred stock							(1,588)		(1,588)

Balance at December 31, 2004	$61	$8	$66,663	$—	$542,138	$(10,687)	$(1,925,524)	$—	$(1,327,341)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(187,972)	$(76,213)	$(336,186)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	43,664	42,983	58,529
Stock-based compensation	8,501	12,766	3,810
Loss on extinguishment of debt	6,286	—	17,552
Restructuring (credits) charges	(5)	48	486
Program rights amortization	53,616	51,082	77,980
Adjustment of programming to net realizable value	4,645	1,066	41,270
Payments for cable distribution rights	(123)	(4,347)	(9,286)
Non-cash barter revenue	(129)	(66)	(659)
Program rights payments and deposits	(67,682)	(34,239)	(116,243)
Provision for doubtful accounts	155	(418)	(126)
Deferred income tax provision	19,425	6,670	168,611
Reserve on stock subscription notes receivable	(407)	(240)	830
Gain on sale or disposal of broadcast and other assets, net	(4,836)	(51,589)	(22,906)
Equity in income of unconsolidated investment	—	(80)	(460)
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	60,616	27,539	—
Accretion on senior subordinated discount notes	49,172	43,660	37,480
Gain on modification of program rights obligations	(1,481)	(2,103)	(1,520)
Business interruption insurance	—	—	(1,697)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,834)	9,697	1,418
Decrease in amounts due from Crown Media	13,883	4,404	3,221
Decrease (increase) in prepaid expenses and other current assets	975	(1,450)	354
Decrease in other assets	6,514	5,931	7,842
Increase in accounts payable and accrued liabilities	4,963	5,210	4,809
Increase (decrease) in accrued interest	1,198	254	(599)
Decrease in obligations to CBS	(18,861)	(7,649)	(9,938)

Net cash (used in) provided by operating activities	(9,717)	32,916	(75,428)

Cash flows from investing activities:
Decrease (increase) in short-term investments	6,955	4,125	(4,923)
Deposits for programming letters of credit	(24,603)	—	—
Acquisitions of broadcasting properties	—	—	(265)
Increase in investments in broadcast properties	—	(24)	—
Purchases of property and equipment	(15,845)	(26,732)	(31,177)
Proceeds from sales of broadcast assets	9,988	83,332	26,647
Proceeds from sale of broadcast towers and property and equipment	28	360	143
Proceeds from insurance recoveries	—	—	2,722
Other	(170)	(132)	(836)

Net cash (used in) provided by investing activities	(23,647)	60,929	(7,689)

Cash flows from financing activities:
Borrowings of long-term debt	365,000	2,000	336,338
Repayments of long-term debt	(335,687)	(20,152)	(2,898)
Redemption of 12 1/2% exchange debentures	—	—	(284,410)
Payment of loan origination costs	(11,441)	(2,259)	(10,886)
Debt extinguishment premium and costs	—	—	(14,302)
Payments of employee withholding taxes on exercise of common stock options	—	(2,335)	—
Proceeds from exercise of common stock options, net	3	115	1,182
Repayment of stock subscription notes receivable	413	144	—

Net cash provided by (used in) financing activities	18,288	(22,487)	25,024

(Decrease) increase in cash and cash equivalents	(15,076)	71,358	(58,093)
Cash and cash equivalents, beginning of year	97,123	25,765	83,858

Cash and cash equivalents, end of year	$82,047	$97,123	$25,765

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments in Broadcast Properties
      Investments in broadcast properties represent options held by the Company to purchase certain television broadcasting stations. In connection with these option agreements, the Company has obtained the right to provide programming to the related stations pursuant to time brokerage agreements (“TBAs”) and has options to purchase certain of the related station assets and FCC licenses at various amounts and terms (see Note 15).
      Included in depreciation and amortization in the years ended December 31, 2004 and 2003, respectively, is a $0.5 million and $5.4 million impairment charge recorded in connection with a purchase option on a television station. The $5.4 million impairment recorded in 2003 existed in periods prior to the year ended December 31, 2003.
Long-Lived Assets
      Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As described in Note 9, the Company utilized an interest rate swap to manage the impact of interest rate changes on the Company’s previously existing senior credit facility. The interest rate swap matured on October 15, 2003 and was not renewed. Under the interest rate swap, the Company agreed with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments was recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. The Company has accounted for the swap as a cash flow hedge pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, with changes in the fair value included as a component of other comprehensive loss.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As previously described, upon adoption of SFAS No. 142 on January 1, 2002, the Company no longer amortizes its FCC license intangible assets. Under previous accounting standards, these assets were being amortized over 25 years. Although the provisions of SFAS No. 142 stipulate that indefinite-lived intangible assets are not amortized, the Company is required under SFAS No. 109, “Accounting for Income Taxes”, to recognize deferred tax liabilities and assets for temporary differences related to its FCC license intangible assets and the tax-deductible portion of these assets. Prior to adopting SFAS No. 142, the Company considered its deferred tax liabilities related to its FCC license intangible assets as a source of future taxable income in assessing the realization of its deferred tax assets. Because indefinite-lived intangible assets are no longer amortized for financial reporting purposes under SFAS No. 142, the related deferred tax liabilities will not reverse until some indeterminate future period should FCC license intangible assets become impaired or be disposed of. Therefore, the reversal of deferred tax liabilities related to the FCC license intangible assets is no longer considered a source of future taxable income in assessing the realization of deferred tax assets. As a result of this accounting change, the Company was required to record an increase in its deferred tax asset valuation allowance resulting in a deferred tax liability of $168.6 million during the year ended December 31, 2002. In addition, the Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to FCC license intangible assets.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004 and 2003, the Company recorded a reserve for state taxes (not based on income) of $0.7 million and $3.1 million, respectively, resulting in a corresponding increase in accounts payable and accrued liabilities, in connection with a tax liability related to certain states in which the Company has operations. The 2003 charge included an amount for periods prior to 2003.
      Additionally, in 2004 the Company determined that it had not recorded certain state taxes for purchases in jurisdictions in which the Company has operations. The Company has determined the amount of taxes due to be $2.2 million, which resulted in an increase to property and equipment in the amount of $1.4 million and an increase to selling, general and administrative expenses in the amount of $0.8 million. A significant portion of the state taxes recorded in 2004 pertain to periods prior to 2004. The majority of these taxes are delinquent. Because the amount is not material, however, the Company does not anticipate that it will be required to pay any significant interest or penalties.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

2.	NBC TRANSACTIONS
      Effective September 15, 1999 (the “Issue Date”), the Company entered into an Investment Agreement (the “Investment Agreement”) with National Broadcasting Company, Inc. (“NBC”), pursuant to which NBC purchased shares of convertible exchangeable preferred stock (the “Series B preferred stock”), and common stock purchase warrants from the Company for an aggregate purchase price of $415 million. Further, Mr. Paxson, the majority stockholder of the Company, and certain entities controlled by Mr. Paxson granted NBC the right (the “Call Right”) to purchase all (but not less than all) 8,311,639 shares of Class B Common Stock of the Company beneficially owned by Mr. Paxson.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company and NBC have entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBC provides network sales, marketing and research services for the Company’s PAX TV Network, national advertising sales services and Joint Sales Agreements (“JSA”) between the Company’s stations and NBC’s owned and operated stations serving the same markets. Pursuant to the terms of the JSAs, the NBC stations sell all non-network spot advertising of the Company’s stations and receive commission compensation for such sales and the Company’s stations may agree to carry one hour per day of the NBC stations syndicated or news programming. Certain Company station operations, including sales operations, are integrated with the corresponding functions of the related NBC station and the Company reimburses NBC for the cost of performing these operations. In March 2004 the Company entered into an agreement with NBC under which NBC consulted with the Company on the development, production and programming of scripted and unscripted television series, games shows and specials for the 2004-2005 broadcast season. The Company committed significant resources to this programming initiative, and the shows the Company developed were targeted largely to a younger audience demographic that is more attractive to

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
advertisers than the audience demographic that has typically viewed the Company’s programming. The Company launched those shows on PAX TV at various times during the second half of 2004. To date, this programming initiative has not served to improve materially the Company’s audience ratings or advertising revenues. The Company’s consulting agreement with NBC has expired and, although the Company continues to fund its remaining commitments to this programming initiative, the Company is not currently planning to invest substantial additional resources in the development of new original entertainment programming. For the years ended December 31, 2004, 2003 and 2002, the Company incurred expenses totaling approximately $22.2 million, $20.6 million and $20.8 million, respectively, for commission compensation and cost reimbursements to NBC.
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
      During the fourth quarter of 2002, the Company adopted a plan to consolidate certain of its operations, reduce personnel and modify its programming schedule in order to significantly reduce the Company’s cash operating expenditures. In connection with this plan, the Company recorded a restructuring charge of approximately $2.6 million in 2002 consisting of $2.2 million in termination benefits for 95 employees and $0.4 million for costs associated with exiting leased properties and consolidating certain operations. Through December 31, 2004, the Company has paid $2.1 million in termination benefits to 94 employees and paid $0.5 million of lease termination and other costs. The Company accounted for these costs pursuant to the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan as set forth under EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, which was nullified under SFAS No. 146.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On August 1, 2002, the Company entered into agreements with a subsidiary of CBS Broadcasting, Inc. (“CBS”) and Crown Media United States, LLC (“Crown Media”) to sublicense the Company’s rights to broadcast Touched to Crown Media for exclusive exhibition on the Hallmark Channel. Under the terms of the agreement with Crown Media, the Company is to receive approximately $47.4 million from Crown Media, $38.6 million of which is to be paid over a three-year period that commenced August 2002 and the remaining $8.8 million, for the 2002/2003 season, is to be paid over a three-year period that commenced August 2003. In addition, the agreement with Crown Media provides that Crown Media is obligated to sublicense from the Company future seasons of Touched should CBS renew the series. As further described below, CBS did not renew Touched for the 2003/2004 season.
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
      Under its agreement with CBS, the Company is required to license future seasons of Touched if the series is renewed by CBS. Under its sublicense agreement with Crown Media, Crown Media is obligated to sublicense such future seasons from the Company. The Company’s financial obligations to CBS for such seasons exceed the sublicense fees to be received from Crown Media. In the second quarter of 2002, upon the decision by CBS to renew Touched for the 2002/2003 season, the Company recorded a loss of approximately $10.7 million. This amount was offset, in part, by a reduction in the Company’s loss on the 2001/2002 season of approximately $7.8 million, resulting in a net accrued programming loss of $2.9 million. The change in estimate for the 2001/2002 season was due to the sublicensing agreement with Crown Media and a lower number of episodes produced than previously estimated. In 2003, CBS determined that it would not renew Touched for the 2003/2004 season and, as a consequence, a loss accrual was not required.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2004, 2003 and 2002, the Company recognized as income a portion of the deferred gains related to the sublicense transaction with Crown Media and certain other syndicated programs totaling approximately $1.5 million, $2.1 million and $1.5 million, respectively. These amounts are reflected in “gain on modification of program rights obligations” in the accompanying consolidated statements of operations.

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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Restricted Stock
Awards and Options
Year Ended December 31,	Vesting

2005	564,500
2006	321,167
2007	64,000
2008	1,956,000

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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      A summary of the activity in the Company’s nonqualified options not granted under its stock incentive plans is as follows for the years ended December 31,:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	522,500	$3.04	2,322,500	$8.62	3,200,000	$10.23
Granted	—	—	—	—	122,500	7.25
Forfeited	—	—	(1,800,000)	10.24	(1,000,000)	10.35
Exercised	—	—	—	—	—	—

Outstanding, end of year	522,500	3.04	522,500	3.04	2,322,500	8.62

Weighted average fair value of options granted during the year		$—		$—		$6.70
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents a summary of the changes in the Company’s mandatorily redeemable preferred stock for each of the three years in the period ended December 31, 2004 and the aggregate liquidation preference and accumulated dividends as of December 31, 2004 (in thousands):

	14 1/4% Junior	9 3/4%	16.2% Series B	12 1/2%
	Exchangeable	Convertible	Convertible	Exchangeable
	Preferred	Preferred	Preferred	Preferred
	Stock	Stock	Stock	Stock	Total

Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2002	$310,068	$103,140	$471,062	$279,890	$1,164,160
Accretion	1,185	496	20,021	24	21,726
Accrual of cumulative dividends	43,245	10,684	33,200	1,244	88,373
Exchange into debentures (see Note 9)	—	—	—	(281,158)	(281,158)

Balance at December 31, 2002	354,498	114,320	524,283	—	993,101
Accretion	596	499	—	—	1,095
Accrual of cumulative Dividends	24,044	11,765	33,200	—	69,009
Reclassification as a liability on July 1, 2003	(379,138)	—	—	—	(379,138)

Balance at December 31, 2003	—	126,584	557,483	—	684,067
Accretion	—	503	—	—	503
Accrual of cumulative dividends	—	12,955	43,220	—	56,175

Balance at December 31, 2004	$—	$140,042	$600,703	$—	$740,745

Mandatorily redeemable preferred stock:
Balance at July 1, 2003	$379,138
Reclassification of unamortized issuance costs on July 1, 2003	4,062
Accrual of cumulative dividends from July 1, 2003 through December 31, 2003	27,539

Balance at December 31, 2003	410,739
Accrual of cumulative dividends	60,616

Balance at December 31, 2004	$471,355

Aggregate liquidation preference and accumulated dividends at December 31, 2004	$471,355	$141,058	$600,703	$—	$1,213,116

12 1/2% Exchangeable Preferred Stock
      In January 2002 the Company exchanged all issued and outstanding shares of its 12 1/2% Exchangeable Preferred Stock in the amount of $281.2 million, including accumulated but unpaid dividends, into 12 1/2% Exchange Debentures. The 12 1/2% Exchange Debentures were then redeemed with proceeds from the issuance of the 12 1/4% Notes described in Note 9.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14 1/4% Junior Exchangeable Preferred Stock
      During 1998, the Company issued 20,000 shares of Cumulative Junior Exchangeable Preferred Stock (the “Junior Exchangeable Preferred Stock”) with a $200.0 million aggregate liquidation preference for gross proceeds of an equivalent amount. At December 31, 2004 and 2003, the Company had authorized 72,000 shares of $0.001 par value Junior Exchangeable Preferred Stock of which 46,310 and 40,355 shares were issued and outstanding, respectively. Holders of the Junior Exchangeable Preferred Stock were initially entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase 1% for that dividend payment period. Because the Company elected to continue to pay dividends in additional shares, the dividend rate increased to 14 1/4% after May 15, 2003 in accordance with the terms of the security.
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
9 3/4% Convertible Preferred Stock
      During 1998, the Company issued 7,500 shares of 9 3/4% Series A Convertible Preferred Stock (“Convertible Preferred Stock”) with an aggregate liquidation preference of $75.0 million, and warrants to purchase 240,000 shares of Class A common stock. Of the gross proceeds of $75.0 million, approximately $960,000 was allocated to the value of the warrants, which were exercisable at a price of $16 per share through June 2003. In June 2003, the warrants to purchase 240,000 shares of Class A common stock expired unexercised.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On November 13, 2003, the Company received notice from NBC that NBC has exercised its right under its investment agreement with the Company to demand that the Company redeem or arrange for a third party to acquire (the “Redemption”), by payment in cash, all 41,500 outstanding shares of the Company’s Series B preferred stock held by NBC. The aggregate redemption price payable in respect of the 41,500 preferred shares, including accrued dividends thereon, was approximately $600.7 million and $557.5 million as of December 31, 2004 and 2003, respectively.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As the Company did not effect the Redemption by November 13, 2004, NBC generally is permitted to transfer, without restriction, any of the Company’s securities acquired by it, its right to acquire Mr. Paxson’s Class B common stock, the contractual rights described by the Investment Agreement and its other rights under the related transaction agreements, provided that Warrant A, Warrant B and the right to acquire Mr. Paxson’s Class B common stock will expire, to the extent unexercised, 30 days after any such transfer. If NBC transfers any of the Company’s securities or its right to acquire Mr. Paxson’s Class B common stock, the transferee will remain subject to the terms and conditions of such securities, including those limitations on exercise described above.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Redemption Features of Preferred Stock
      The following table presents the redemption value of the three classes of preferred stock outstanding at December 31, 2004 should the Company elect to redeem the preferred stock in the indicated year, assuming no dividends are paid in cash prior to redemption (in thousands):

	Junior Exchangeable		Series B Convertible
	Preferred Stock	Convertible Preferred	Preferred Stock
	14 1/4%(1)	Stock 9 3/4%(2)	16.2%(3)

2005	$540,916	$155,323	$667,933
2006	609,879	171,029	735,163
2007	—	—	802,393
2008	—	—	869,623
2009	—	—	936,853

(1)	Mandatorily redeemable on November 15, 2006; redeemable by the Company.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Mandatorily redeemable on December 31, 2006; redeemable by the Company.

(3)	As further discussed above, on November 13, 2003, the Company received notice from NBC that NBC was exercising its right under its investment agreement with the Company to demand that the Company redeem or arrange for a third party to acquire, by payment in cash, all 41,500 outstanding shares of the Company’s Series B preferred stock held by NBC.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Long-term debt. The fair value of the Company’s long-term debt is estimated based on current market rates and instruments with the same risk and maturities. The fair value of the Company’s borrowings under the Senior Credit Facility approximates its carrying value. The fair market values of the Company’s Senior Secured Floating Rate Notes, 10 3/4% Notes and 12 1/4% Notes are estimated based on year end quoted market prices for such securities. At December 31, 2004, the estimated fair values of the Company’s Senior Secured Floating Rate Notes, 10 3/4% Notes and 12 1/4% Notes were approximately $368.7 million, $210.0 million and $464.0 million, respectively.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Investment Commitments
      In 1997, the Company paid $2.0 million for an option to acquire a television station serving the Memphis, Tennessee market and simultaneously paid $2.0 million for an option to acquire a television station serving the New Orleans, Louisiana market. The Company may exercise its rights to acquire these television stations for an option exercise price of $18.0 million for each station beginning January 1, 2007 through December 31, 2008. The owners of these stations also have the right to require the Company to purchase these stations at any time after January 1, 2007 through December 31, 2008. These stations are currently operating under TBAs with the Company. The purchase of these assets is subject to various conditions, including the receipt of regulatory approvals. The completion of these investments is also subject to several factors and to the satisfaction of various conditions, and there can be no assurance that these investments will be completed. As discussed in Note 1, for the years ended December 31, 2004 and 2003, the Company recorded an impairment charge of $0.5 million and $5.4 million, respectively, in connection with the purchase option for one of these stations.
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	For the 2004 Quarters Ended

	December 31(2)(4)	September 30(3)	June 30	March 31(2)

	(In thousands except share and per share data)
NET REVENUES	$69,587	$65,872	$69,877	$71,294

Expenses, excluding depreciation, amortization and stock-based compensation	64,876	56,515	59,375	60,954
Stock-based compensation	2,507	1,239	2,533	2,222
Depreciation and amortization	11,440	10,527	11,437	10,260

Total expenses	78,823	68,281	73,345	73,436

(Loss) gain on sale or disposal of broadcast and other assets, net	(1,164)	42	6,067	(109)

Operating (loss) income	$(10,400)	$(2,367)	$2,599	$(2,251)

Net loss attributable to common stockholders	$(78,694)	$(58,034)	$(48,776)	$(60,231)

Basic and diluted loss per common share	$(1.15)	$(0.85)	$(0.72)	$(0.89)

Weighted average common shares outstanding	68,511,860	68,372,183	68,134,814	67,540,702

Stock price(1)
High	$1.74	$3.30	$4.00	$4.60
Low	$0.90	$1.30	$2.15	$3.51

(1)	The Company’s Class A common stock is listed on the American Stock Exchange under the symbol PAX.

(2)	In first quarter of 2004, the Company recorded an insurance reimbursement of $1.1 million as insurance recoveries in other income in the consolidated statements of operations. In the fourth quarter of 2004, the Company reclassified the insurance recoveries received in the first quarter to selling, general and administrative expenses in order to offset 2004 expenses incurred in connection with litigation over the extent of the Company’s insurance coverage.

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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

license organization, and $1.1 million in costs incurred in connection with a required adjustment of the dividend rate with respect to the Company’s Series B preferred stock held by NBC.

(4)	In the fourth quarter of 2004, the Company recorded an adjustment in the amount of $4.0 million in order to recognize additional lease expense for lease arrangements that provided for escalating lease payments and a $4.9 million adjustment to recognize additional provisions for income taxes resulting from a change in the state income tax rate used to determine the provision and a $1.7 million amortization expense charge for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease term.

	For the 2003 Quarters Ended

	December 31	September 30(3)	June 30(2)	March 31

	(In thousands except share and per share data)
NET REVENUES	$70,282	$64,195	$65,860	$70,602

Expenses, excluding depreciation, amortization and stock-based compensation	59,930	55,315	52,466	54,873
Stock-based compensation	3,032	1,223	1,097	7,414
Depreciation and amortization	11,055	10,018	7,340	14,570

Total expenses	74,017	66,556	60,903	76,857

(Loss) gain on sale or disposal of broadcast and other assets, net	(3,089)	(243)	28,407	26,514

Operating (loss) income	$(6,824)	$(2,604)	$33,364	$20,259

Net loss attributable to common stockholders	$(51,833)	$(54,024)	$(17,013)	$(23,447)

Basic and diluted loss per common share	$(0.73)	$(0.80)	$(0.25)	$(0.35)

Weighted average common shares outstanding	71,305,999	67,752,309	67,658,154	66,799,581

Stock price(1)
High	$6.07	$6.48	$6.99	$2.65
Low	$3.62	$3.70	$2.18	$1.91

(1)	The Company’s Class A common stock is listed on the American Stock Exchange under the symbol PAX.

(2)	In the second quarter of 2003, the Company determined that it had over-amortized certain cable distribution agreements and recorded a $4.0 million reduction of its amortization expense.

(3)	In the third quarter of 2003, the Company determined that it had been over-amortizing certain satellite distribution agreements and certain other cable distribution agreements and recorded a $4.5 million reduction of its amortization expense. Additionally, in the third quarter of 2003, the Company recorded a reserve for state taxes in the amount of $2.9 million in connection with a tax liability related to certain states in which the Company has operations. Included in depreciation and amortization is a $3.7 million impairment charge recorded in the third quarter of 2003, in connection with a purchase option on a television station.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUBSEQUENT EVENTS
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

19.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS:

	As of December 31, 2004

		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group

	(In thousands)
Assets
Current assets	$177,900	$11,561	$—	$189,461
Receivable from wholly owned subsidiaries	891,601	—	(891,601)	—
Intangible assets, net	50,790	833,120	—	883,910
Investment in and advances to wholly owned subsidiaries	33,837	—	(33,837)	—
Property, equipment and other assets, net	50,003	100,931	—	150,934

Total assets	$1,204,131	$945,612	$(925,438)	$1,224,305

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$102,792	$9,247	$—	$112,039
Deferred income taxes	194,706	—	—	194,706
Senior secured and senior subordinated notes, net of current portion	1,004,029	—	—	1,004,029
Notes payable to Parent Company	—	891,601	(891,601)	—
Mandatorily redeemable preferred stock	471,355	—	—	471,355
Other long-term liabilities	17,845	10,927	—	28,772

Total liabilities	1,790,727	911,775	(891,601)	1,810,901
Mandatorily redeemable and convertible preferred stock	740,745	—	—	740,745
Commitments and contingencies Stockholders’ deficit	(1,327,341)	33,837	(33,837)	(1,327,341)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,204,131	$945,612	$(925,438)	$1,224,305

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Twelve Months Ended December 31, 2004

		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group

	(In thousands)
NET REVENUES	$168,252	$108,378	$—	$276,630

Expenses:
Programming and broadcast operations	12,861	43,611	—	56,472
Program Rights Amortization	53,616	—	—	53,616
Selling, general and administrative	60,721	61,114	—	121,835
Stock-based compensation	8,501	—	—	8,501
Adjustment of programming to net realizable value	4,645	—	—	4,645
Other operating expense	691	4,461	—	5,152
Depreciation and amortization	13,545	30,119	—	43,664

Total operating expenses	154,580	139,305	—	293,885
Gain on sale or disposal of broadcast and other assets, net	817	4,019	—	4,836

Operating income (loss)	14,489	(26,908)	—	(12,419)

Other income (Expense):
Interest expense	12,957	(107,149)	—	(94,192)
Dividends on mandatorily redeemable preferred stock	(60,616)	—	—	(60,616)
Other income, net	4,280	12	—	4,292
Loss on extinguishment of debt	(6,286)	—	—	(6,286)
Equity in losses of consolidated subsidiaries	(134,045)	—	134,045	—

(Loss) income before income taxes	(169,221)	(134,045)	134,045	(169,221)
Income tax provision	(18,751)	—	—	(18,751)

Net (loss) income	(187,972)	(134,045)	134,045	(187,972)
Dividends and accretion on redeemable and convertible preferred stock	(57,763)	—	—	(57,763)

Net (loss) income attributable to common stockholders	$(245,735)	$(134,045)	$134,045	$(245,735)

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended December 31, 2004

		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group

	(In thousands)
Net cash (used in) provided by operating activities	$(21,411)	$11,694	$—	$(9,717)

Cash flows from investing activities:
Decrease in short term investments	6,955	—	—	6,955
Deposits for programming letters of credit	(24,603)	—	—	(24,603)
Purchases of property and equipment	(4,320)	(11,525)	—	(15,845)
Proceeds from sales of broadcast properties	9,988	—	—	9,988
Proceeds from sale of broadcast towers and property and equipment	28	—	—	28
Other	—	(170)	—	(170)

Net cash used in investing activities	(11,952)	(11,695)	—	(23,647)

Cash flows from financing activities:
Borrowings of long-term debt	365,000	—	—	365,000
Repayments of long-term debt	(335,687)	—	—	(335,687)
Payments of loan origination costs	(11,441)	—	—	(11,441)
Proceeds from exercise of common stock options, net	3	—	—	3
Repayment of stock subscription notes receivable	413	—	—	413

Net cash provided by financing activities	18,288	—	—	18,288

Increase (decrease) in cash and cash equivalents	(15,075)	(1)	—	(15,076)
Cash and cash equivalents, beginning of period	97,090	33	—	97,123

Cash and cash equivalents, end of period	$82,015	$32	$—	$82,047

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS:

	As of December 31, 2003

		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group

	(In thousands)
Assets
Current assets	$184,612	$9,764	$—	$194,376
Receivable from wholly owned subsidiaries	892,601	—	(892,601)	—
Intangible assets, net	61,486	832,468	—	893,954
Investment in and advances to wholly owned subsidiaries	58,045	—	(58,045)	—
Property, equipment and other assets, net	71,404	123,943	—	195,347

Total assets	$1,268,148	$966,175	$(950,646)	$1,283,677

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$119,572	$7,672	$—	$127,244
Deferred income taxes	175,281	—	—	175,281
Senior secured and senior subordinated notes, net of current portion	925,547	—	—	925,547
Notes payable to Parent Company	—	892,601	(892,601)	—
Mandatorily redeemable preferred stock	410,739	—	—	410,739
Other long-term liabilities	42,787	7,857	—	50,644

Total liabilities	1,673,926	908,130	(892,601)	1,689,455
Mandatorily redeemable and convertible preferred stock	684,067	—	—	684,067
Commitments and contingencies Stockholders’ deficit	(1,089,845)	58,045	(58,045)	(1,089,845)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,268,148	$966,175	$(950,646)	$1,283,677

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Twelve Months Ended December 31, 2003

		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group

	(In thousands)
NET REVENUES	$169,086	$101,853	$—	$270,939

Expenses:
Programming and broadcast operations	14,107	37,847	—	51,954
Program Rights Amortization	51,082	—	—	51,082
Selling, general and administrative	49,881	61,095	—	110,976
Stock-based compensation	12,766	—	—	12,766
Other operating expense	4,056	4,516	—	8,572
Depreciation and amortization	7,751	35,232	—	42,983

Total operating expenses	139,643	138,690	—	278,333
Gain on sale or disposal of broadcast and other assets, net	9,921	41,668	—	51,589

Operating income	39,364	4,831	—	44,195

Other income (Expense):
Interest expense	(91,698)	(504)	—	(92,202)
Dividends on mandatorily redeemable preferred stock	(27,539)	—	—	(27,539)
Other income, net	5,803	81	—	5,884
Equity in income of consolidated subsidiaries	4,408	—	(4,408)	—

(Loss) income before income taxes	(69,662)	4,408	(4,408)	(69,662)
Income tax provision	(6,551)	—	—	(6,551)

Net (loss) income	(76,213)	4,408	(4,408)	(76,213)
Dividends and accretion on redeemable and convertible preferred stock	(70,104)	—	—	(70,104)

Net (loss) income attributable to common stockholders	$(146,317)	$4,408	$(4,408)	$(146,317)

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended December 31, 2003

		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group

	(In thousands)
Net cash (used in) provided by operating activities	$7,517	$25,399	$—	$32,916

Cash flows from investing activities:
Decrease in short term investments	4,125	—	—	4,125
Purchases of property and equipment	(1,487)	(25,245)	—	(26,732)
Proceeds from sales of broadcast properties	83,332	—	—	83,332
Proceeds from sale of broadcast towers and property and equipment	360	—	—	360
Other	—	(156)	—	(156)

Net cash provided by (used in) investing activities	86,330	(25,401)	—	60,929

Cash flows from financing activities:
Borrowings of long-term debt	2,000	—	—	2,000
Repayments of long-term debt	(20,152)	—	—	(20,152)
Payments of loan origination costs	(2,259)	—	—	(2,259)
Proceeds from exercise of common stock options, net	115	—	—	115
Payments of employee income taxes on exercise of common stock options	(2,335)	—	—	(2,335)
Repayment of stock subscription notes receivable	144	—	—	144

Net cash used in financing activities	(22,487)	—	—	(22,487)

Increase (decrease) in cash and cash equivalents	71,360	(2)	—	71,358
Cash and cash equivalents, beginning of period	25,730	35	—	25,765

Cash and cash equivalents, end of period	$97,090	$33	$—	$97,123

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Twelve Months Ended December 31, 2002

		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group

	(In thousands)
NET REVENUES	$178,800	$98,121	$—	$276,921

Expenses:
Programming and broadcast operations	14,072	37,132	—	51,204
Program Rights Amortization	77,835	145	—	77,980
Selling, general and administrative	67,215	65,090	—	132,305
Adjustment of programming to net realizable value	41,270	—	—	41,270
Other operating expenses	4,424	4,021	—	8,445
Depreciation and amortization	23,824	34,705	—	58,529

Total operating expenses	228,640	141,093	—	369,733
Gain on sale or disposal of broadcast and other assets, net	1,857	21,049	—	22,906

Operating income	(47,983)	(21,923)	—	(69,906)

Other income (Expense):
Interest expense	16,203	(101,417)	—	(85,214)
Dividends on mandatorily redeemable preferred stock	—	—	—	—
Other income, net	5,313	446	—	5,759
Loss on extinguishment of debt	(17,552)	—	—	(17,552)
Equity in losses of consolidated subsidiaries	(122,894)	—	122,894	—

(Loss) income before income taxes	(166,913)	(122,894)	122,894	(166,913)
Income tax provision	(169,273)	—	—	(169,273)

Net (loss) income	(336,186)	(122,894)	122,894	(336,186)
Dividends and accretion on redeemable and convertible preferred stock	(110,099)	—	—	(110,099)

Net (loss) income attributable to common stockholders	$(446,285)	$(122,894)	$122,894	$(446,285)

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS:

	Twelve Months Ended December 31, 2002

		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group

	(In thousands)
Net cash (used in) provided by operating activities	$(105,156)	$29,728	$—	$(75,428)

Cash flows from investing activities:
Increase in short term investments	(4,923)	—	—	(4,923)
Purchases of property and equipment	(2,180)	(28,997)	—	(31,177)
Proceeds from sales of broadcast properties	26,647	—	—	26,647
Proceeds from sale of broadcast towers and property and equipment	143	—	—	143
Proceeds from insurance recoveries	2,722	—	—	2,722
Other	(363)	(738)	—	(1,101)

Net cash provided by (used in) investing activities	22,046	(29,735)	—	(7,689)

Cash flows from financing activities:
Borrowings of long-term debt	336,338	—	—	336,338
Repayments of long-term debt	(2,898)	—	—	(2,898)
Redemption of preferred stock	(284,410)	—	—	(284,410)
Payments of loan origination costs	(10,886)	—	—	(10,886)
Debt extinguishment premium and costs	(14,302)	—	—	(14,302)
Proceeds from exercise of common stock options, net	1,182	—	—	1,182

Net cash used in financing activities	25,024	—	—	25,024

Increase (decrease) in cash and cash equivalents	(58,086)	(7)	—	(58,093)
Cash and cash equivalents, beginning of period	83,816	42	—	83,858

Cash and cash equivalents, end of period	$25,730	$35	$—	$25,765

SCHEDULE II
PAXSON COMMUNICATIONS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2004

	Column A	Column B		Column C	Column D		Column E

		Additions
		Charged
	Balance at	to Costs
	Beginning	and					Balance at
	of Year	Expenses		Other	Deductions		End of Year

	(In thousands)
For the year ended December 31, 2004:
Allowance for doubtful accounts	$1,090	$155		$—	$(597	)(1)	$648
Deferred tax assets valuation allowance	$370,537	$63,525	(2)	$—	$—		$434,062
Restructuring reserves	$145	$(5)		$—	$(138	)(3)	$2
For the year ended December 31, 2003:
Allowance for doubtful accounts	$2,100	$(418)		$—	$(592	)(1)	$1,090
Deferred tax assets valuation allowance	$348,110	$22,427	(2)	$—	$—		$370,537
Restructuring reserves	$1,522	$48		$—	$(1,425	)(3)	$145
For the year ended December 31, 2002:
Allowance for doubtful accounts	$3,635	$(126)		$—	$(1,409	)(1)	$2,100
Deferred tax assets valuation allowance	$124,428	$223,682	(2)	$—	$—		$348,110
Restructuring reserves	$2,099	$2,173		$—	$(2,750	)(3)	$1,522

(1)	Write off of uncollectible receivables.

(2)	Valuation allowance for net deferred tax assets due to uncertainty surrounding the Company’s utilization of future tax benefits.

(3)	Cash payments of termination benefits and lease obligations.