Form 10-Q
period 2005-03-31
PAXSON COMMUNICATIONS CORP
filed 2005-05-10
CIK 923877

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2005:

Class of Stock	Number of Shares

Common stock-Class A, $0.001 par value per share	64,446,759
Common stock-Class B, $0.001 par value per share	8,311,639

PAXSON COMMUNICATIONS CORPORATION

Item 1. Financial Statements

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,393	$82,047
Short-term investments	—	5,993
Accounts receivable, net of allowance for doubtful accounts of $566 and $648, respectively	22,826	24,961
Program rights	45,272	38,853
Amounts due from Crown Media	6,891	9,885
Deposits for programming letters of credit	—	24,603
Prepaid expenses and other current assets	3,672	3,119

Total current assets	155,054	189,461
Property and equipment, net	99,279	103,540
Intangible assets:
FCC license intangible assets	843,799	843,777
Other intangible assets, net	37,959	40,448
Program rights, net of current portion	20,991	19,581
Amounts due from Crown Media, net of current portion	958	1,655
Investments in broadcast properties	2,180	2,205
Assets held for sale	2,227	2,227
Other assets, net	19,785	21,411

Total assets	$1,182,232	$1,224,305

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$32,524	$40,500
Accrued interest	10,519	16,073
Current portion of obligations for program rights	9,585	18,436
Current portion of obligations to CBS	16,352	17,726
Current portion of obligations for cable distribution rights	2,724	2,896
Deferred revenue	14,847	16,344
Current portion of senior secured and senior subordinated notes	66	64

Total current liabilities	86,617	112,039
Obligations for program rights, net of current portion	1,099	1,703
Obligations to CBS, net of current portion	5,845	9,191
Deferred revenue, net of current portion	6,898	6,898
Deferred income taxes	198,355	194,706
Senior secured and senior subordinated notes, net of current portion	1,017,235	1,004,029
Mandatorily redeemable preferred stock	487,853	471,355
Other long-term liabilities	11,176	10,980

Total liabilities	1,815,078	1,810,901

Mandatorily redeemable and convertible preferred stock	788,457	740,745

Commitments and contingencies (See Notes to Unaudited Consolidated Financial Statements)
Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 61,284,934 and 60,545,269 shares issued and outstanding	61	61
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value; 77,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock warrants and call option	66,663	66,663
Additional paid-in capital	541,752	542,138
Deferred stock option compensation	(8,386)	(10,687)
Accumulated deficit	(2,021,401)	(1,925,524)

Total stockholders’ deficit	(1,421,303)	(1,327,341)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,182,232	$1,224,305

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
NET REVENUES (net of agency commissions of $11,533 and $12,294, respectively)	$68,310	$71,294

EXPENSES:
Programming and broadcast operations (excluding stock-based compensation of $180 and $379, respectively)	14,694	13,819
Program rights amortization	16,244	15,690
Selling, general and administrative (excluding stock-based compensation of $662 and $1,843, respectively)	31,432	30,214
Time brokerage and affiliation fees	1,145	1,101
Stock-based compensation	842	2,222
Restructuring charges	2,392	—
(Credit) reserve for state taxes	(255)	130
Depreciation and amortization	8,952	10,260

Total operating expenses	75,446	73,436
Loss on sale or disposal of broadcast and other assets, net	(57)	(109)

Operating loss	(7,193)	(2,251)

OTHER INCOME (EXPENSE):
Interest expense	(25,209)	(22,565)
Dividends on mandatorily redeemable preferred stock	(16,498)	(14,377)
Interest income	569	763
Other income, net	3,430	1,101
Loss on extinguishment of debt	—	(6,293)
Gain on modification of program rights obligations	370	370

Loss before income taxes	(44,531)	(43,252)
Income tax provision	(3,634)	(5,430)

Net loss	(48,165)	(48,682)
Dividends and accretion on redeemable and convertible preferred stock	(47,712)	(11,549)

Net loss attributable to common stockholders	$(95,877)	$(60,231)

Basic and diluted loss per common share	$(1.40)	$(0.89)

Weighted average shares outstanding	68,684,198	67,540,702

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2005 (Unaudited)
(in thousands)

			Common
			Stock		Deferred
			Warrants	Additional	Stock		Total
	Common Stock		And Call	Paid-in	Option	Accumulated	Stockholders’
	Class A	Class B	Option	Capital	Compensation	Deficit	Deficit
Balance, January 1, 2005	$61	$8	$66,663	$542,138	$(10,687)	$(1,925,524)	$(1,327,341)
Stock-based compensation	—	—	—	—	1,915	—	1,915
Deferred stock option compensation	—	—	-—	(386)	386	—	—
Dividends on redeemable and convertible preferred stock	—	—	—	—	—	(47,585)	(47,585)
Accretion on redeemable and convertible preferred stock	—	—	—	—	—	(127)	(127)

Net loss	—	—	—	—	—	(48,165)	(48,165)

Balance, March 31, 2005	$61	$8	$66,663	$541,752	$(8,386)	$(2,021,401)	$(1,421,303)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(48,165)	$(48,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,952	10,260
Stock-based compensation	842	2,222
Loss on extinguishment of debt	—	6,293
Restructuring charges	1,633	—
Program rights amortization	16,244	15,690
Payments for cable distribution rights	(188)	—
Non-cash barter revenue	77	(85)
Program rights payments and deposits	(33,527)	(33,122)
Provision for doubtful accounts	49	174
Deferred income tax provision	3,649	5,360
Loss on sale or disposal of broadcast and other assets, net	57	109
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	16,498	14,377
Accretion on senior subordinated discount notes	13,224	11,741
Gain on modification of program rights obligations	(370)	(370)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,008	(2,397)
Decrease in amounts due from Crown Media	3,691	3,342
(Increase) decrease in prepaid expenses and other current assets	(619)	198
(Increase) decrease in other assets	(1,790)	1,626
Decrease in accounts payable and accrued liabilities	(6,950)	(4,472)
Decrease in accrued interest	(5,554)	(5,649)
Decrease in obligations to CBS	(4,350)	(5,762)

Net cash used in operating activities	(34,589)	(29,147)

Cash flows from investing activities:
Decrease (increase) in short-term investments	5,993	(20)
Refund of deposits for programming letters of credit	24,603	—
Purchases of property and equipment	(1,627)	(5,093)
Other	(20)	(34)

Net cash provided by (used in) investing activities	28,949	(5,147)

Cash flows from financing activities:
Borrowings of long-term debt	—	365,000
Repayments of long-term debt	(16)	(335,639)
Payments of loan origination costs	—	(11,405)
Proceeds from exercise of common stock options, net	2	3

Net cash (used in) provided by financing activities	(14)	17,959

Decrease in cash and cash equivalents	(5,654)	(16,335)
Cash and cash equivalents, beginning of period	82,047	97,123

Cash and cash equivalents, end of period	$76,393	$80,788

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

     The financial information contained in the financial statements and notes thereto as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. The Company believes the most significant estimates involved in preparing the Company’s financial statements include estimates related to the net realizable value of programming rights, barter revenue recognition, estimates used in accounting for leases and estimates related to the impairment of long-lived assets and FCC licenses. The Company bases its estimates on historical experience and various other assumptions it believes are reasonable. Actual results could differ from those estimates. The Company’s significant accounting policies are described in “Note 1. Nature of the Business and Summary of Significant Accounting Policies” in the notes to the Company’s consolidated financial statements included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”).

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Fiscal 2004 Form 10-K, and the definitive proxy statement for the annual meeting of stockholders of the Company to be held on June 10, 2005, both of which were filed with the United States Securities and Exchange Commission. Certain reclassifications have been made to the prior period’s financial statements to conform to the 2005 presentation.

     The Company’s business operations presently do not provide sufficient cash flow to support its debt service and preferred stock dividend requirements. In September 2002, the Company engaged Bear, Stearns & Co. Inc. and in August 2003 the Company engaged Citigroup Global Markets Inc. to act as the Company’s financial advisors to assess the Company’s business plan, capital structure and future capital needs and to explore strategic alternatives for the Company. The Company terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that the Company believed would be in the best interest of the Company’s stockholders. While the Company continues to consider strategic alternatives that may arise, which may include the sale of all or part of the Company’s assets, finding a strategic partner who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company’s debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or through a purchase of the Company’s equity securities, the Company’s principal efforts are focused on improving core business operations and increasing cash flow.

     For the three months ended March 31, 2005, the amount of net loss and comprehensive loss were the same. For the three months ended March 31, 2004, the amount of net loss and comprehensive loss were also the same.

2. RESTRUCTURING

     During the first quarter of 2005, the Company adopted a plan to substantially reduce or eliminate the sales of spot advertisements that are based on audience ratings and to focus its sales efforts on long form paid programming and non-rated spot advertisements. In connection with this plan the Company:

•	notified all of its joint sales agreement (“JSA”) partners, other than NBC Universal, Inc. (“NBC”), that the Company was exercising its right to terminate the JSAs, effective June 30, 2005;

•	notified all of its network affiliates that the Company was exercising its right to terminate the affiliation agreements, effective June 30, 2005;

•	notified NBC that the Company was removing, effective June 30, 2005, all of its stations from its national sales agency agreement with NBC, pursuant to which NBC sells national spot advertisements for 49 of the Company’s 60 stations; and

•	reduced personnel by 50 employees.

     The Company and NBC have entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBC provides network sales, marketing and research services. Pursuant to the terms of the JSAs between the Company’s stations and NBC’s owned and operated stations serving the same markets, the NBC stations sell all non-network spot advertising of the Company’s stations and receive commission compensation for such sales and the Company’s stations may agree to carry one hour per day of the NBC stations’ syndicated or news programming. Certain Company station operations, including sales operations, are integrated with the corresponding functions of the related NBC station and the Company reimburses NBC for the cost of performing these operations. For the three months ended March 31, 2005 and 2004, the Company incurred expenses totaling approximately $5.6 million and $4.9 million, respectively, for commission compensation and cost reimbursements to NBC in connection with these arrangements. The Company has also begun discussions with NBC as to the termination of the Company’s network sales agreement and each of the Company’s JSAs with NBC (covering 14 of the Company’s stations in 12 markets), and the Company expects that the performance of the Company’s business during 2005 will be affected by the costs of terminating these arrangements, including the possible disruption of the Company’s network advertising sales efforts resulting from the transfer of this function from NBC to the Company’s own employees.

     In connection with the termination of the Company’s JSAs, the Company will have to either relocate up to 22 of its station master controls which are currently located in its JSA partner’s facility or lease space from its JSA partner in order to keep its station master control located in its JSA partner’s facility. The Company expects that the performance of its business during 2005 will be affected by the terms on which it is able to effect such relocation or leasing. For the three months ended March 31, 2005 and 2004, the Company incurred expenses totaling approximately $5.2 million and $5.4 million, respectively, for commission compensation and cost reimbursement to non-NBC JSA partners.

     The Company accounts for restructuring costs pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. For the three months ended March 31, 2005, these restructuring activities resulted in a charge of $2.4 million in the first quarter of 2005 for one-time termination benefits in connection with the above-mentioned personnel reductions, including $1.1 million of accelerated stock-based compensation expense. The Company presently is unable to determine the amount of contract and other termination costs, if any, that it will incur in connection with terminating its JSA and other contractual arrangements discussed above because these arrangements do not contain provisions regarding the determination of the amount of those costs. Accordingly, the Company has not recorded a restructuring charge for these items. The Company expects that its restructuring will be substantially complete in the fourth quarter of 2005. Restructuring charges are reflected in a separate line item on the accompanying consolidated statements of operations. As of March 31, 2005, approximately $0.5 million of termination benefits had not been paid out yet and were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

     As of March 31, 2005, included in property and equipment, net are $1.3 million of leasehold improvements at JSA locations for which the Company has shortened their amortizable lives to coincide with the termination of the related agreements.

3. ASSETS HELD FOR SALE

     Assets held for sale consist of certain broadcast towers, for which the buyer has not effectuated title transfer, with a carrying value of $2.2 million as of both March 31, 2005 and December 31, 2004.

4. SENIOR SECURED AND SENIOR SUBORDINATED NOTES

     Senior secured and senior subordinated notes consist of the following as of (in thousands):

	March 31,	December 31,
	2005	2004
Senior Secured Floating Rate Notes due 2010, secured by substantially all of the assets of the Company	$365,000	$365,000
12 1/4% Senior Subordinated Discount Notes due 2009	496,263	496,263
10 3/4% Senior Subordinated Notes due 2008	200,000	200,000
Other	427	443

	1,061,690	1,061,706
Less: discount on Senior Subordinated Discount Notes	(44,389)	(57,613)
Less: current portion	(66)	(64)

	$1,017,235	$1,004,029

     On January 12, 2004, the Company completed a private offering of $365 million of senior secured floating rate notes (“Senior Secured Notes”). The Senior Secured Notes bear interest at the rate of LIBOR plus 2.75% per year and will mature on January 10, 2010. The Senior Secured Notes may be redeemed by the Company at any time at specified redemption prices and are secured by substantially all of the Company’s assets. In addition, a substantial portion of the Senior Secured Notes are unconditionally guaranteed, on a joint and several senior secured basis, by all of the Company’s subsidiaries. The proceeds from the offering were used to repay in full the outstanding indebtedness under the Company’s previously existing senior credit facility, pre-fund letters of credit supported by the revolving credit portion of the Company’s previously existing senior credit facility and pay fees and expenses incurred in connection with the transaction. The refinancing resulted in a charge in the first quarter of 2004 in the amount of $6.3 million related to the debt issuance costs associated with the senior credit facility.

     During the year ended December 31, 2004 the Company issued letters of credit to support its obligation to pay for certain original programming. As of December 31, 2004, there were approximately $24.6 million of outstanding letters of credit all of which had been pre-funded by the Company and are reflected as “Deposits for programming letters of credit” in the accompanying consolidated balance sheets. In the first quarter of 2005, the Company settled its obligations to pay for certain original programming and was refunded all of its deposits for programming letters of credit.

     The indentures governing the Senior Secured Notes, the 12 1/4% Notes and the 10 3/4% Notes contain certain covenants which, among other things, limit the Company’s ability to incur additional indebtedness, other than refinancing indebtedness, restrict the Company’s ability to pay dividends or redeem its outstanding capital stock, restrict the Company’s ability to make certain investments or to enter into transactions with affiliates, restrict the Company’s ability to incur liens or merge or consolidate with any other person, require the Company to pay all material taxes prior to delinquency, require any asset sales the Company may conduct to comply with certain requirements, including as to the use of asset sale proceeds, restrict the Company’s ability to sell interests in its subsidiaries, and require the Company, in the event it experiences a change of control, to make an offer to purchase the notes outstanding under such indentures on specified terms. Events of default under the indentures include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the entry of a money judgment against the Company in an amount greater than $10.0 million which remains unsatisfied for 60 days, the failure to perform any covenant or agreement under the indentures which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding notes, and the occurrence of certain bankruptcy events. The 12 1/4% Notes and 10 3/4% Notes are general unsecured obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company and senior in right to all future subordinated indebtedness of the Company.

5. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK

     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock during the three month period ended March 31, 2005 (in thousands except share data):

	9 3/4%	28.3% Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred Stock	Total
Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2005	$140,042	$600,703	$740,745
Accretion	127	—	127
Accrual of cumulative dividends	3,438	44,147	47,585

Balance at March 31, 2005	$143,607	$644,850	$788,457

Aggregated liquidation preference and accumulated dividends at March 31, 2005	$144,497	$644,850	$789,347
Shares authorized	17,500	41,500	59,000
Shares issued and outstanding	14,449	41,500	55,949
Accrued dividends	$—	$229,850	$229,850

14 1/4% Junior
Exchangeable
Preferred
Stock
Mandatorily redeemable preferred stock:
Balance at January 1, 2005	$471,355
Accrual of cumulative dividends	16,498

Balance at March 31, 2005	$487,853

Aggregate liquidation preference and accumulated dividends at March 31, 2005	$487,853
Shares authorized	72,000
Shares issued and outstanding	46,310
Accrued dividends	$24,747

     On November 13, 2003, the Company received notice from NBC that NBC has exercised its right under its investment agreement with the Company to demand that the Company redeem or arrange for a third party to acquire (the ‘‘Redemption’’), by payment in cash, all 41,500 outstanding shares of the Company’s Series B preferred stock held by NBC. The aggregate redemption price payable in respect of the 41,500 preferred shares, including accrued dividends thereon, was $644.9 million as of March 31, 2005.

     Between November 13, 2003 and November 13, 2004 the Company was unable to consummate the Redemption as the terms of the Company’s outstanding debt and preferred stock prohibited the Redemption and the Company did not have sufficient funds on hand to consummate the Redemption. On August 19, 2004, NBC filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking a declaratory ruling as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the certificate of designation of the Company’s Series B preferred stock held by NBC. On September 15, 2004, the annual rate at which dividends accrue on the Series B preferred stock was reset from 8% to 16.2% in accordance with the procedure specified in the terms of the Series B preferred stock. The Company engaged CIBC World Markets Corp. (“CIBC”), a nationally recognized independent investment banking firm, to determine the adjusted dividend rate as of the fifth anniversary of the original issue date of the Series B preferred stock.

     On October 14, 2004, the Company filed its answer and a counterclaim to NBC’s complaint. The Company’s answer largely denies the allegations of the NBC complaint and the Company’s counterclaim seeks a declaratory ruling that the Company is not obligated to redeem, and will not be in default under the terms of the agreement under which NBC made its initial $415.0 million investment in the Company if the Company does not redeem, the Series B preferred stock on or before November 13, 2004. NBC has alleged that the Company is obligated to redeem, and will be in default if the Company does not redeem, NBC’s investment on or before November 13, 2004.

     The Company and NBC each moved for judgment on the pleadings in the Delaware litigation. On April 29, 2005, the court held that the dividend rate on the Company’s Series B preferred stock should be reset to 28.3% per annum as of September 15, 2004 and not the 16.2% rate initially determined by CIBC. The adjusted dividend rate continues to apply only to the original issue price of $415.0 million of the Series B preferred stock, and not to accumulated and unpaid dividends. As a result of the rate adjustment, in the first quarter of 2005, the Company recorded $44.1 million of dividends using a 28.3% rate, $14.8 million of which pertained to the increased rate to be applied for the period from September 15, 2004 through December 31, 2004.

     The court ruled in the Company’s favor as to the independence of CIBC and certain interpretive issues relating to the dividend rate reset, and denied the motions by both NBC and the Company for judgment on the pleadings and NBC’s alternative motion for summary judgment as to whether the Company has an obligation to redeem the Series B preferred stock held by NBC based on NBC’s demand for redemption.

     The Company has been advised by its legal counsel that because the litigation regarding whether the Company has an obligation to redeem the Series B preferred stock held by NBC is still pending, absent certain certifications by the court, the court’s decision regarding the dividend rate reset is not final. The Company is evaluating the court’s opinion and the alternatives which may be available to the Company, including its rights of appeal.

6. INCOME TAXES

     The Company has recorded a provision for income taxes based on its estimated annual effective income tax rate. For the three months ended March 31, 2005 and 2004, the Company has recorded a valuation allowance for its deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets.

     The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS has examined the Company’s 1997 tax return and has issued the Company a “30-day letter” proposing to disallow all of the Company’s gain deferral. The Company filed a protest to this determination with the IRS appeals division, but cannot predict the outcome of this matter at this time, and may not prevail. In addition, the “30-day letter” offered the Company an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62.0 million of the $333.0 million gain deferral will be disallowed. The Company filed a protest to this alternative determination as well. The Company may not prevail with respect to this alternative determination. Should the IRS successfully challenge the Company’s position and disallow all or part of its gain deferral, because the Company had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, the Company would not be liable for any tax deficiency, but could be liable for state income taxes. The Company has estimated the amount of state income tax for which it could be liable as of March 31, 2005, to be approximately $8.0 million should the IRS succeed in disallowing the entire deferred gain. In addition, the Company could be liable for interest on the tax liability for the period prior to the carryback of its net operating losses and for interest on any state income taxes that may be due. The Company has estimated the amount of federal interest and state interest as of March 31, 2005, to be approximately $18.0 million and $4.0 million, respectively, should the IRS succeed in disallowing the entire deferred gain. Because the Company previously established a deferred tax liability at the time of the “like-kind” exchange and because the Company has previously established a valuation allowance against its net operating losses, the use of the Company’s losses to offset any deferred gain disallowance by the IRS would result in a benefit from income taxes. This matter is currently with the Appeals Office of the Internal Revenue Service.

7. PER SHARE DATA

     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

     As of March 31, 2005 and 2004, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	March 31,
	2005	2004
Stock options outstanding	5,350	2,834
Class A common stock warrants and restricted Class A common stock outstanding	32,890	36,026
Class A common stock reserved for issuance under convertible securities	40,927	40,098

	79,167	78,958

8. STOCK-BASED COMPENSATION

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

     In January and February 2005, the Company granted options under the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase 569,000 of shares Class A common stock at an exercise price of $0.01 per share to certain employees. These options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock subject to vesting restrictions (unvested shares). Of these shares, 90,000 will vest in their entirety at the end of a five year period (in 2010) and 479,000 will vest ratably over a three year period commencing on the grant date. These grants resulted in non-cash stock based compensation expense of $0.8 million, which is being recognized using the straight-line method over the vesting period of the shares. For the three months ended March 31, 2005, the Company recognized approximately $0.1 million in stock based compensation expense in connection with these grants. The Company will recognize approximately $0.3 million during the remainder of 2005, and the remaining $0.4 million between 2006 and 2010.

     In 2004, the Company granted options under the Plan to purchase 1,130,000 shares of Class A common stock at an exercise price of $0.01 per share to certain employees and directors. Of these options, 9,500 were vested upon issuance, 3,500 were forfeited and 85,458 vested during 2004; 45,000 were forfeited and 191,875 vested during the first quarter of 2005. Of the remaining options, 51,000 will vest in their entirety at the end of a five year period (in 2009), 653,000 will vest ratably over a three year period, 10,667 will vest over a two year period, and 80,000 will vest ratably over a five year period. These grants resulted in non-cash stock based compensation expense of $2.3 million, which is being recognized using the straight-line method over the vesting period of the shares. For the year ended December 31, 2004, the Company recognized approximately $0.9 million in stock based compensation expense in connection with these grants. For the three months ended March 31, 2005, the Company recognized approximately $0.4 million in stock based compensation expense in connection with these grants. The Company will recognize approximately $0.5 million during the remainder of 2005, and the remaining $0.5 million between 2006 and 2009.

     In October 2004, the Company completed an exchange offer pursuant to which 3,197,250 unvested shares of Class A common stock were exchanged for newly granted options to purchase an equivalent number of shares of Class A common stock, at an exercise price of $0.01 per share with identical vesting provisions as the original awards. The unvested shares were originally issued to certain employees and directors in connection with the October 2003 option grant. This exchange did not result in any additional stock-based compensation expense.

     In October 2003, the Company granted options under the Plan to purchase 3,598,750 shares of Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock subject to vesting restrictions (unvested shares). The unvested shares included 2,278,000 shares which will vest in their entirety at the end of a five year period. Of the remaining unvested shares, 1,000,750 shares will vest ratably over a three year period and 320,000 shares will vest ratably over a five year period. These grants resulted in non-cash stock-based compensation expense, which is being recognized using the straight-line method over the vesting period of the shares. For the three months ended March 31, 2005 and 2004, the Company recognized approximately $1.5 million and $1.4 million, respectively, in stock-based compensation expense in connection with these option grants. The Company will recognize approximately $1.9 million during the second, third and fourth quarters of 2005, and $4.8 million between 2006 and 2008.

     Had compensation expense for the Company’s option plans been determined using the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders:
As reported	$(95,877)	$(60,231)
Add: Stock-based compensation expense included in reported net loss	1,950	2,222
Deduct: Total stock-based compensation expense determined under the fair value method	(1,950)	(2,436)

Pro forma net loss attributable to common stockholders	$(95,877)	$(60,445)

Basic and diluted net loss per share:
As reported	$(1.40)	$(0.89)
Pro forma	(1.40)	$(0.89)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming for 2004 and 2005, respectively, a dividend yield of zero for both years, expected volatility range of 72% to 74% and 74% to 75%, risk free interest rates of 2.6% to 3.9% and 3.6% to 3.7%, and weighted average expected option terms of six years and one day.

9. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information and non-cash operating activities are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,758	$14,685

Cash paid for income taxes	$141	$110

Non-cash operating activities:
Dividends accrued on redeemable and convertible preferred stock	$47,585	$11,423

Discount accretion on redeemable and convertible securities	$127	$126

10. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach to accounting for share-based payments in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values (i.e., pro forma footnote disclosure is no longer an alternative to financial statement recognition). The Company does not expect the adoption of SFAS No. 123R to have a significant impact on its financial position, results of operations or cash flows. As announced, the Securities and Exchange Commission (“SEC”) will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005 as originally required by SFAS No. 123R. The Company will implement SFAS No. 123R beginning with the calendar year 2006.

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

11. OTHER

     Option Exchange - In April 2005, the Company amended the terms of the stock option agreements of eligible holders to permit those persons holding unvested stock options to exercise, during a one business day period, the unvested options and purchase unvested shares of Class A common stock. As a result of this offer, eligible holders exercised unvested options resulting in the issuance of 2,678,175 unvested shares of Class A common stock, which will vest according to the same vesting schedule originally applicable to the options. This exercise did not result in any additional stock-based compensation expense. The number of shares of Class A common stock issued and outstanding at the time of exercise was increased by the number of unvested shares of Class A common stock issued.

     NBC Legal Proceeding - As explained in footnote 5 above, on April 29, 2005, in the Delaware litigation between the Company and NBC, the court held that the dividend rate on the Company’s Series B preferred stock should be reset to 28.3% per annum as of September 15, 2004. The adjusted dividend rate continues to apply only to the original issue price of $415.0 million of the Series B preferred stock, and not to accumulated and unpaid dividends. As a result of the rate adjustment, in the first quarter of 2005, the Company recorded $44.1 million of dividends using a 28.3% rate, $14.8 million of which pertained to the increased rate to be applied for the period from September 15, 2004 through December 31, 2004.

     The court ruled in the Company’s favor as to the independence of CIBC World Markets Corp. and certain interpretive issues relating to the dividend rate reset, and denied the motions by both NBC and the Company for judgment on the pleadings and NBC’s alternative motion for summary judgment as to whether the Company has an obligation to redeem the Series B preferred stock held by NBC based on NBC’s demand for redemption.

     The Company has been advised by its legal counsel that because the litigation regarding whether the Company has an obligation to redeem the Series B preferred stock held by NBC is still pending, absent certain certifications by the court, the court’s decision regarding the dividend rate reset is not final. The Company is evaluating the court’s opinion and the alternatives which may be available to the Company, including its rights of appeal.

     The aggregate redemption price payable in respect of the 41,500 shares of Series B preferred stock held by NBC, including accrued dividends thereon at the annual rate of 28.3% from September 15, 2004, was $644.9 million as of March 31, 2005. If a court were to grant a judgment against the Company requiring it to pay the redemption amount, it would have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. In addition, if the Company were unable to satisfy any such judgment, the Company would be in default under the indentures governing its senior secured notes and senior subordinated notes which would also have a material adverse effect on its consolidated financial position, results of operations and cash flows.

     World Trade Center Litigation Settlement - The Company’s antenna, transmitter and other broadcast equipment for its New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. The Company filed property damage, business interruption and extra expense insurance claims with its insurer, Zurich American Insurance Company, or Zurich. In March 2003, Zurich filed an action against the Company in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which the Company purchased from Zurich. On April 30, 2005, the Company settled its claims against Zurich for $24.5 million (less $7.7 million previously paid). The Company received payment of $16.8 million pursuant to the aforementioned settlement on May 3, 2005 which will be reflected in operating income during the second quarter of 2005.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2005 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group

Assets
Current assets	$145,126	$9,928	$—	$155,054
Receivable from wholly owned subsidiaries	891,601	—	(891,601)	—
Intangible assets, net	48,302	833,456	—	881,758
Investment in and advances to wholly owned subsidiaries	26,191	—	(26,191)	—
Property, equipment and other assets, net	49,546	95,874	—	145,420

Total assets	$1,160,766	$939,258	$(917,792)	$1,182,232

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$76,271	$10,346	$—	$86,617
Deferred income taxes	198,355	—	—	198,355
Senior secured and senior subordinated notes, net of current portion	1,017,235	—	—	1,017,235
Notes payable to Parent Company	—	891,601	(891,601)	—
Mandatorily redeemable preferred stock	487,853	—	—	487,853
Other long-term liabilities	13,898	11,120	—	25,018

Total liabilities	1,793,612	913,067	(891,601)	1,815,078
Mandatorily redeemable and convertible preferred stock	788,457	—	—	788,457
Commitments and contingencies
Stockholders’ deficit	(1,421,303)	26,191	(26,191)	(1,421,303)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,160,766	$939,258	$(917,792)	$1,182,232

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2005 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group

NET REVENUES:	$41,621	$26,689	$—	$68,310

EXPENSES:
Programming and broadcast operations	3,617	11,077	—	14,694
Program rights amortization	16,244	—	—	16,244
Selling, general and administrative	16,170	15,262	—	31,432
Stock-based compensation	842	—	—	842
Restructuring charges	2,345	47	—	2,392
Other operating expenses	(255)	1,145	—	890
Depreciation and amortization	3,080	5,872	—	8,952

Total operating expenses	42,043	33,403	—	75,446
Loss on sale or disposal of broadcast and other assets, net	—	(57)	—	(57)

Operating loss	(422)	(6,771)	—	(7,193)

OTHER INCOME (EXPENSE):
Interest expense	1,575	(26,784)	—	(25,209)
Dividends on mandatorily redeemable preferred stock	(16,498)	—	—	(16,498)
Other income, net	4,369	—	—	4,369
Equity in losses of consolidated subsidiaries	(33,555)	—	33,555	—

Loss before income taxes	(44,531)	(33,555)	33,555	(44,531)
Income tax provision	(3,634)	—	—	(3,634)

Net loss	(48,165)	(33,555)	33,555	(48,165)
Dividends and accretion on redeemable and convertible preferred stock	(47,712)	—	—	(47,712)

Net loss attributable to common stockholders	$(95,877)	$(33,555)	$33,555	$(95,877)

CONDENSED CONSOLIDATING STATEMENTS OF CASH
FLOWS (UNAUDITED)

	Three Months Ended March 31, 2005 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group

Net cash (used in) provided by operating activities	$(35,647)	$1,058	$—	$(34,589)

Cash flows from investing activities:
Decrease in short term investments	5,993	—	—	5,993
Refund of deposits for programming letters of credit	24,603	—	—	24,603
Purchases of property and equipment	(589)	(1,038)	—	(1,627)
Other	1	(21)	—	(20)

Net cash provided by (used in) investing activities	30,008	(1,059)	—	28,949

Cash flows from financing activities:
Repayments of long-term debt	(16)	—	—	(16)
Proceeds from exercise of common stock options, net	2	—	—	2

Net cash used in financing activities	(14)	—	—	(14)

Decrease in cash and cash equivalents	(5,653)	(1)	—	(5,654)
Cash and cash equivalents, beginning of period	82,015	32	—	82,047

Cash and cash equivalents, end of period	$76,362	$31	$—	$76,393

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group

Assets
Current assets	$177,900	$11,561	$—	$189,461
Receivable from wholly owned subsidiaries	891,601	—	(891,601)	—
Intangible assets, net	50,790	833,435	—	884,225
Investment in and advances to wholly owned subsidiaries	33,837	—	(33,837)	—
Property, equipment and other assets, net	50,003	100,616	—	150,619

Total assets	$1,204,131	$945,612	$(925,438)	$1,224,305

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$102,792	$9,247	$—	$112,039
Deferred income taxes	194,706	—	—	194,706
Senior secured and senior subordinated notes, net of current portion	1,004,029	—	—	1,004,029
Notes payable to Parent Company	—	891,601	(891,601)	—
Mandatorily redeemable preferred stock	471,355	—	—	471,355
Other long-term liabilities	17,845	10,927	—	28,772

Total liabilities	1,790,727	911,775	(891,601)	1,810,901
Mandatorily redeemable and convertible preferred stock	740,745	—	—	740,745
Commitments and contingencies
Stockholders’ deficit	(1,327,341)	33,837	(33,837)	(1,327,341)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,204,131	$945,612	$(925,438)	$1,224,305

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group

NET REVENUES:	$44,523	$26,771	$—	$71,294
EXPENSES:
Programming and broadcast operations	3,569	10,250	—	13,819
Program rights amortization	15,690	—	—	15,690
Selling, general and administrative	15,114	15,100	—	30,214
Stock-based compensation	2,222	—	—	2,222
Other operating expenses	130	1,101	—	1,231
Depreciation and amortization	3,227	7,033	—	10,260

Total operating expenses	39,952	33,484	—	73,436
(Loss) gain on sale or disposal of broadcast and other assets, net	(120)	11		(109)

Operating income (loss)	4,451	(6,702)	—	(2,251)

OTHER INCOME (EXPENSE):
Interest expense	(22,530)	(35)	—	(22,565)
Dividends on mandatorily redeemable preferred stock	(14,377)	—	—	(14,377)
Other income, net	2,229	5	—	2,234
Loss on extinguishment of debt	(6,293)	—	—	(6,293)
Equity in losses of consolidated subsidiaries	(6,732)	—	6,732	—

Loss before income taxes	(43,252)	(6,732)	6,732	(43,252)
Income tax provision	(5,430)	—	—	(5,430)

Net loss	(48,682)	(6,732)	6,732	(48,682)
Dividends and accretion on redeemable and convertible preferred stock	(11,549)	—	—	(11,549)

Net loss attributable to common stockholders	$(60,231)	$(6,732)	$6,732	$(60,231)

CONDENSED CONSOLIDATING STATEMENTS OF CASH
FLOWS (UNAUDITED)

	Three Months Ended March 31, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group

Net cash (used in) provided by operating activities	$(33,658)	$4,511	$—	$(29,147)

Cash flows used in investing activities:
Increase in short term investments	(20)	—	—	(20)
Purchases of property and equipment	(616)	(4,477)	—	(5,093)
Proceeds from sale of broadcast towers and property and equipment	2	—	—	2
Other	—	(36)	—	(36)

Net cash used in investing activities	(634)	(4,513)	—	(5,147)

Cash flows from financing activities:
Borrowings of long-term debt	365,000	—	—	365,000
Repayments of long-term debt	(335,639)	—	—	(335,639)
Payments of loan origination costs	(11,405)	—	—	(11,405)
Proceeds from exercise of common stock options, net	3	—	—	3

Net cash provided by financing activities	17,959	—	—	17,959

Decrease in cash and cash equivalents	(16,333)	(2)	—	(16,335)
Cash and cash equivalents, beginning of period	97,090	33	—	97,123

Cash and cash equivalents, end of period	$80,757	$31	$—	$80,788

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

     We presently derive our revenues from the sale of network long form paid programming, network spot advertising, and station advertising:

•	NETWORK LONG FORM PAID PROGRAMMING. We sell air time for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing PAX TV entertainment programming or public interest programming. Our network long form paid programming represented approximately 41.4% of our net revenue during the three months ended March 31, 2005.

•	NETWORK SPOT ADVERTISING. We sell commercial air time to advertisers who want to reach the entire nationwide PAX TV viewing audience with a single advertisement. Network spot advertising rates are significantly affected by audience ratings and our ability to reach audience demographics that are desirable to advertisers. Higher ratings generally will enable us to charge higher rates to advertisers. Our network spot advertising revenue represented approximately 19.3% of our net revenue during the three months ended March 31, 2005.

•	STATION ADVERTISING. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Station advertising rates are affected by ratings and local market conditions. Our station advertising sales represented approximately 39.3% of our net revenue during the three months ended March 31, 2005 (including 24.7% of our net revenue during the three months ended March 31, 2005 which was derived from local and national long form paid programming ).

     Our revenues derived from long form paid programming represented 66.1% of our total net revenues during the three month period ended March 31, 2005. We expect to continue to derive more than half of our revenues from long form paid programming for the foreseeable future.

     We have entered into joint sales agreements, or JSAs, with owners of broadcast stations in markets served by our stations. Our JSA partners’ sales staff provides station spot and long form advertising sales management and representation for our stations and in 22 of our stations we have integrated and co-located our station operations with those of our JSA partners. As of March 31, 2005, 45 of our 60 owned and operated television stations operate under a JSA. In March 2005, we notified our JSA partners other than NBC Universal, Inc. (“NBC”) that we were exercising our right to terminate the JSAs, effective June 30, 2005 and we began discussions with NBC as to the termination of each of our JSAs with NBC (covering 14 of our stations in 12 markets). We intend that by the beginning of July 2005, our local advertising sales efforts, including long form paid programming and spot advertisements, will be handled directly by our existing employees.

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

     Our business model differs from that of both traditional television networks and network-affiliated television station groups. Similar to traditional television networks, we provide advertisers with national wide reach through our extensive television distribution system. Because we own and operate most of our distribution system, however, we receive advertising revenue from the entire broadcast day (consisting of both entertainment and long form paid programming), unlike traditional networks, which receive advertising revenue only from commercials aired during network programming hours and network-affiliated stations, which receive advertising revenue only from non-network commercials. In addition, because of the size and centralized operations of our station group, we are able to achieve economies of scale with respect to our programming, promotional, research, engineering, accounting and administrative expenses which we believe enable us to have lower per station expenses than those of a typical network-affiliated station.

     Our business operations presently do not provide sufficient cash flow to support our debt service and preferred stock dividend requirements. In September 2002, we engaged Bear, Stearns & Co. Inc. and in August 2003 we engaged Citigroup Global Markets Inc. to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. We terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that we believed would be in the best interests of all of our stockholders. While we continue to consider strategic alternatives that may arise, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, our principal efforts are focused on improving our core business operations and increasing our cash flow. See “Forward-Looking Statements and Associated Risks and Uncertainties—Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control” in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”).

Financial Performance:

•	Net revenues in the first quarter of 2005 decreased 4.2% to $68.3 million from $71.3 million in the first quarter of 2004, primarily due to lower ratings resulting in lower network spot revenues.

•	Operating loss in the first quarter of 2005 was $7.2 million compared to operating loss of $2.3 million in the first quarter of 2004. Operating loss in the first quarter of 2005 includes restructuring charges of $2.4 million.

•	Net loss attributable to common stockholders in the first quarter of 2005 was $95.9 million compared to a net loss attributable to common stockholders of $60.2 million in the first quarter of 2004. Net loss attributable to common stockholders for 2005 includes the rate adjustment on our Series B preferred stock to 28.3% from 16.2% resulting in increased dividends including $14.8 million which related to the application of the increased rate to be applied for the period from September 15, 2004 through December 31, 2004 and a $3.4 million gain resulting from the expiration of an agreement that required us to provide certain advertising to another party. The net loss attributable to common stockholders for the first quarter of 2004 includes a loss on extinguishment of debt amounting to $6.3 million resulting from the refinancing of our senior credit facility in January 2004.

•	Cash flows used in operating activities were $34.6 million in the first quarter of 2005 compared to cash flows used in operating activities of $29.1 million in the first quarter of 2004.

Balance Sheet:

     Our cash, cash equivalents and short-term investments decreased during the three months ended March 31, 2005 by $11.6 million to $76.4 million. Our total debt, which primarily comprises three series of notes, increased $13.2 million during the first quarter of 2005 to $1.0 billion as of March 31, 2005. The increase in total debt for the quarter resulted primarily from the accretion on our 12 1/4% senior subordinated discount notes. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with an aggregate carrying value of $1.3 billion as of March 31, 2005. Two series of the notes require us to make periodic cash interest payments on a current basis. The third series of notes accretes until July 2006, at which time we will be obligated to begin making cash interest payments on a current basis. All series of preferred stock accrue dividends but do not require current cash dividend payments. None of these instruments matures or requires mandatory principal repayments until the fourth quarter of 2006.

     During 2003 and 2004, we issued letters of credit to support our obligation to pay for certain original programming. The settlement of such letters of credit occurs during the first quarter of the year. As a result of this strategy, our programming payments are typically higher in the first quarter of the year compared to the other three quarters of the year.

Sources of Cash:

     Our principal sources of cash in the first quarter of 2005 were revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising. We expect our principal sources of cash in 2005 to consist of revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising and the proceeds of our World Trade Center insurance settlement. We are also exploring the sale of certain broadcast station assets, which if completed during 2005 would generate additional cash.

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

     In 2005 we will seek to maintain an efficient operating structure and a flexible programming strategy as we implement changes to our business operations. We do not expect to invest substantial additional amounts in new entertainment programming, and are evaluating other programming strategies and opportunities that might be available to us which would improve our cash flow. We expect however, that entertainment programming will continue to constitute a significant portion of our network programming schedule. In March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005, we notified all of our affiliates that we were exercising our right to terminate the affiliation agreements, effective June 30, 2005, and we notified NBC that we were removing, effective June 30, 2005, all of our stations from the national sales agency agreement pursuant to which NBC sells national spot advertisements for 49 of our 60 stations. In addition, we began discussions with NBC as to the termination of our network sales agreement with NBC and each of our JSAs with NBC (covering 14 stations in 12 markets). We intend to transfer our local advertising sales efforts to our own employees by the beginning of July 2005 and to transfer our network advertising sales efforts to our own employees following resolution of our discussions with NBC. We are also reviewing all of the elements of our business operations.

     In order for us to improve revenues in 2005, we would need to market and air programming that attracts additional viewers, increase our CPMs through delivery of more attractive viewing demographics or realize increases in long form paid programming rates. As long form programming is not currently in a high growth cycle, we expect that our revenues in this segment for 2005 will be relatively unchanged when compared to 2004. As we do not expect to invest substantial additional amounts in new entertainment programming during 2005, we expect that our revenues from spot advertising for 2005 will decrease when compared to 2004. We expect that we will experience a decrease in certain operating expenses during 2005 as a result of our strategy of reducing our programming and other operating expenses, offset by costs to exit certain arrangements and increased utility costs to broadcast our digital television signal and other contractual increases in certain operating expenses.

RESULTS OF OPERATIONS

     The following table sets forth net revenues, the components of operating expenses and other operating data for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
NET REVENUES:	$68,310	$71,294

EXPENSES:
Programming and broadcast operations	14,694	13,819
Program rights amortization	16,244	15,690
Selling, general and administrative	31,432	30,214
Time brokerage and affiliation fees	1,145	1,101
Stock-based compensation	842	2,222
Restructuring charges	2,392	—
(Credit) reserve for state taxes	(255)	130
Depreciation and amortization	8,952	10,260

Total operating expenses	75,446	73,436
Loss on sale or disposal of broadcast and other assets, net	(57)	(109)

Operating loss	$(7,193)	$(2,251)

Other Data:
Program rights payments and deposits	$33,527	$33,122
Purchases of property and equipment	1,627	5,093
Cash flows used in operating activities	(34,589)	(29,147)
Cash flows provided by (used in) investing activities	28,949	(5,147)
Cash flows (used in) provided by financing activities	(14)	17,959

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     Net revenues decreased 4.2% to $68.3 million for the three months ended March 31, 2005 from $71.3 million for the three months ended March 31, 2004. This decrease is primarily attributable to lower ratings resulting in lower network spot revenues.

     Programming and broadcast operations expenses were $14.7 million during the three months ended March 31, 2005, compared with $13.8 million for the comparable period in the prior year. This increase is primarily due to higher tower rent and utilities expense.

     Program rights amortization expense was $16.2 million during the three months ended March 31, 2005, compared with $15.7 million for the comparable period in the prior year. The increase is primarily due to new original and syndicated programming in 2005 when compared to the comparable period in the prior year.

     Selling, general and administrative expenses were $31.4 million during the three months ended March 31, 2005, compared with $30.2 million for the comparable period in the prior year. The increase is primarily due to increased audit, consulting, and legal fees partially offset by lower promotional spending.

     During the first quarter of 2005, we recorded a restructuring charge of $2.4 million. This charge reflects $2.4 million of employee termination costs, including $1.1 million of accelerated stock-based compensation.

     Depreciation and amortization expense was $9.0 million during the three months ended March 31, 2005 compared with $10.3 million for the comparable period in the prior year. This decrease is primarily due to assets becoming fully depreciated resulting in lower depreciation and amortization expense in 2005 when compared to the comparable period in the prior year.

     In 2005, we granted options under our 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase 569,000 shares of Class A common stock at an exercise price of $0.01 per share to certain employees. These options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock subject to vesting restrictions (unvested shares). Of these shares, 90,000 will vest in their entirety at the end of a five year period (in 2010) and 479,000 will vest ratably over a three year period. These grants resulted in non-cash stock based compensation expense of $0.8 million, which we are recognizing using the straight-line method over the vesting period of the shares. For the three months ended March 31, 2005, we recognized approximately $0.1 million in stock based compensation expense in connection with these grants. We will recognize approximately $0.3 million during the remainder of 2005, and the remaining $0.4 million between 2006 and 2010.

     In 2004, we granted options under the Plan to purchase 1,130,000 shares of Class A common stock at an exercise price of $0.01 per share to certain employees and directors. Of these options, 9,500 were vested upon issuance, 3,500 were forfeited and 85,458 vested during 2004; 45,000 were forfeited and 191,875 vested during the first quarter of 2005. Of the remaining options, 51,000 will vest in their entirety at the end of a five year period (in 2009), 653,000 will vest ratably over a three year period, 10,667 will vest over a two year period, and 80,000 will vest ratably over a five year period. These grants resulted in non-cash stock based compensation expense of $2.3 million, which we are recognizing using the straight-line method over the vesting period of the shares. For the three months ended March 31, 2005, we recognized approximately $0.4 million in stock based compensation expense in connection with these grants. We will recognize approximately $0.5 million during the remainder of 2005, and the remaining $0.5 million between 2006 and 2009.

     In October 2003, we granted options under the Plan to purchase 3,598,750 shares of our Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock subject to vesting restrictions (unvested shares). The unvested shares included 2,278,000 shares which will vest in their entirety at the end of a five year period. Of the remaining unvested shares, 1,000,750 shares will vest ratably over a three year period and 320,000 shares will vest ratably over a five year period. These grants resulted in non-cash stock-based compensation expense, which we are recognizing using the straight-line method over the vesting period of the shares. For the three months ended March 31, 2005 and 2004, we recognized approximately $1.5 million and $1.4 million, respectively, in stock-based compensation expense in connection with these grants. We will recognize approximately $1.9 million during the second, third and fourth quarters of 2005, and $4.8 million between 2006 and 2008.

     Interest expense for the three months ended March 31, 2005 increased to $25.2 million from $22.6 million in the same period in 2004. The increase is primarily due to higher accretion on our 12 1/4% senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock were $16.5 million for the three months ended March 31, 2005 compared to $14.4 million for the three months ended March 31, 2004. Interest income for the three months ended March 31, 2005 was $0.6 million compared to $0.8 million in the same period in 2004.

     As a result of the rate adjustment on our Series B preferred stock, in the first quarter of 2005 we recorded $44.1 million of dividends on our Series B preferred stock using a 28.3% rate, $14.8 million of which related to application of the increased rate to be applied for the period from September 15, 2004 through December 31, 2004. In the first quarter of 2004, the rate in effect for our Series B preferred stock was 8%.

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

     Included in Other income, net, for the three months ended March 31, 2005 is a $3.4 million gain resulting from the expiration of an agreement that required us to provide certain advertising to another party.

RESTRUCTURING

     During the first quarter of 2005, we adopted a plan to substantially reduce or eliminate the sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements. In connection with this plan we:

•	notified all of our JSA partners, other than NBC, that we were exercising our right to terminate the JSAs, effective June 30, 2005;

•	notified all of our network affiliates that we were exercising our right to terminate the affiliation agreements, effective June 30, 2005;

•	notified NBC that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBC, pursuant to which NBC sells national spot advertisements for 49 of our 60 stations; and

•	reduced personnel by 50 employees.

     We and NBC have entered into a number of agreements affecting our business operations, including an agreement under which NBC provides network sales, marketing and research services. Pursuant to the terms of the JSAs between our stations and NBC’s owned and operated stations serving the same markets, the NBC stations sell all non-network spot advertising of our stations and receive commission compensation for such sales and our stations may agree to carry one hour per day of the NBC stations’ syndicated or news programming. Certain of our station operations, including sales operations, are integrated with the corresponding functions of the related NBC station and we reimburse NBC for the cost of performing these operations. For the three months ended March 31, 2005 and 2004, we incurred expenses totaling approximately $5.6 million and $4.9 million, respectively, for commission compensation and cost reimbursements to NBC in connection with these arrangements. We have also begun discussions with NBC as to the termination of our network sales agreement and each of our JSAs with NBC (covering 14 of our stations in 12 markets), and we expect that the performance of our business during 2005 will be affected by the costs of terminating these arrangements, including the possible disruption of our network advertising sales efforts resulting from the transfer of this function from NBC to our own employees.

     In connection with the termination of our JSAs, we will have to either relocate up to 22 of our station master controls which are currently located in our JSA partner’s facility or lease space from our JSA partner in order to keep our station master control located in our JSA partner’s facility. We expect that the performance of our business during 2005 will be affected by the terms on which we are able to effect such relocation or leasing. For the three months ended March 31, 2005 and 2004, we incurred expenses totaling approximately $5.2 million and $5.4 million, respectively, for commission compensation and cost reimbursement to non-NBC JSA partners.

     We account for restructuring costs pursuant to Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. For the three months ended March 31, 2005, these restructuring activities resulted in a charge of $2.4 million in the first quarter of 2005 for one-time termination benefits in connection with the above-mentioned personnel reductions, including $1.1 million of accelerated stock-based compensation expense. We presently are unable to determine the amount of contract and other termination costs, if any, that we will incur in connection with terminating our JSA and other contractual arrangements discussed above because these arrangements do not contain provisions regarding the determination of the amount of those costs. Accordingly, we have not recorded a restructuring charge for these items. We expect that our restructuring will be substantially complete in the fourth quarter of 2005. Restructuring charges are reflected in a separate line item on the accompanying statements of operations. As of March 31, 2005, approximately $0.5 million of termination benefits had not been paid out yet and were included in accounts payable and accrued expenses in the accompanying balance sheets.

     As of March 31, 2005, included in property and equipment, net are $1.3 million of leasehold improvements at JSA locations for which we have shortened their amortizable life to coincide with the termination of the related agreements.

INCOME TAXES

     We have recorded a provision for income taxes based on our estimated annual effective income tax rate. For the three months ended March 31, 2005 and 2004, we have recorded a valuation allowance for our deferred tax assets (resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as we believe it is more likely than not that we will be unable to utilize our remaining net deferred tax assets.

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a ‘‘like kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a ‘‘30-day letter’’ proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the ‘‘30-day letter’’ offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for state income taxes. We have estimated the amount of state income tax for which we could be held liable as of March 31, 2005 to be approximately $8.0 million should the IRS succeed in disallowing the entire deferred gain. In addition, we could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest as of March 31, 2005, to be approximately $18.0 million and $4.0 million, respectively, should the IRS succeed in disallowing the entire deferred gain. Because we previously established a deferred tax liability at the time of the “like-kind” exchange and because we have previously established a valuation allowance against our net operating losses, the use of our losses to offset any deferred gain disallowance by the IRS would result in a benefit from income taxes. This matter is currently with the Appeals Office of the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand and our net working capital. As of March 31, 2005, we had $76.4 million in cash, cash equivalents and short-term investments and we had working capital of approximately $68.4 million. We believe that cash on hand as well as cash provided by future operations, net working capital and the proceeds from the insurance settlement described below will provide the liquidity necessary to meet our obligations and financial commitments through at least the next twelve months. Our 12 1/4% senior subordinated discount notes require us to commence making semi-annual cash interest payments of approximately $30.4 million on July 15, 2006 and on each January 15 and July 15 thereafter. We believe that we will need to improve our operating cash flow over the next twelve months in order to be able to meet this obligation. Should we be unable to do so, or if our financial results were not as anticipated, we may be required to seek to sell broadcast assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or raising additional funds if this were to occur.

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

     During the first quarter of 2005, we adopted a plan to substantially reduce or eliminate the sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements. In connection with this plan we:

•	notified all of our JSA partners, other than NBC, that we were exercising our right to terminate the JSAs, effective June 30, 2005;

•	notified all of our network affiliates that we were exercising our right to terminate the affiliation agreements, effective June 30, 2005;

•	notified NBC that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBC, pursuant to which NBC sells national spot advertisements for 49 of our 60 stations; and

•	reduced personnel by 50 employees.

     As a result of the restructuring, we expect to incur additional costs in future periods to terminate certain contractual agreements and to relocate our station master controls. We believe that we will be able to fund these additional costs from cash on hand and cash provided from future operating activities.

     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer, Zurich American Insurance Company, or Zurich. In March 2003, Zurich filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from Zurich. On April 30, 2005, we settled our claims against Zurich for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the aforementioned settlement on May 3, 2005 which will be reflected in operating income during the second quarter of 2005.

     Cash used in operating activities was approximately $34.6 million and $29.1 million for the three months ended March 31, 2005 and 2004, respectively. These amounts reflect cash generated or used in connection with the operation of PAX TV, including program rights payments and deposits and interest payments on our debt.

     Cash provided by (used in) investing activities was approximately $28.9 million and $(5.1) million for the three months ended March 31, 2005 and 2004, respectively. These amounts include capital expenditures and short term investment transactions. We have options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. We have paid $4.0 million for the options to purchase these stations. The owners of these stations also have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008. These stations are currently operating under TBAs with us.

     Cash provided by financing activities was $18.0 million during the three months ended March 31, 2004. This amount includes the proceeds from borrowings to fund capital expenditures and proceeds from stock option exercises, net of principal repayments. Also included are proceeds and the payment of loan origination costs resulting from the January 2004 refinancing described below.

     Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $1.6 million and $5.1 million for the three months ended March 31, 2005 and 2004, respectively. The FCC mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC which have been granted with limited exceptions. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC’s timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in certain of our markets and will continue to do so throughout the required time period. We currently own or operate 49 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received construction permits from the FCC and will be completing the build-out on three stations during 2005, we are awaiting construction permits from the FCC with respect to seven of our television stations and one of our television stations has not received a digital channel allocation and therefore will not be converted until the end of the digital transition. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $8 million in 2005 to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. We expect to fund these expenditures from cash on hand.

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

     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a ‘‘like kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS has examined our 1997 tax return and has issued us a ‘‘30-day letter’’ proposing to disallow all of our gain deferral. We have filed our protest to this determination with the IRS appeals division, but we cannot predict the outcome of this matter at this time, and we may not prevail. In addition, the ‘‘30-day letter’’ offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62 million of the $333 million gain deferral will be disallowed. We have filed a protest to this alternative determination as well. We may not prevail with respect to this alternative determination. Should the IRS successfully challenge our position and disallow all or part of our gain deferral, because we had net operating losses in the years subsequent to 1997 in excess of the amount of the deferred gain, we would not be liable for any tax deficiency, but could be liable for state income taxes. We have estimated the amount of state income tax for which we could be held liable as of March 31, 2005 to be approximately $8.0 million should the IRS succeed in disallowing the entire deferred gain. In addition, we could be liable for interest on the tax liability for the period prior to the carryback of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest as of March 31, 2005, to be approximately $18.0 million and $4.0 million, respectively, should the IRS succeed in disallowing the entire deferred gain. Because we previously established a deferred tax liability at the time of the “like-kind” exchange and because we have previously established a valuation allowance against our net operating losses, the use of our losses to offset any deferred gain disallowance by the IRS would result in a benefit from income taxes. This matter is currently with the Appeals Office of the Internal Revenue Service.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     As of March 31, 2005, our obligations for programming rights and program rights commitments require collective payments of approximately $12.4 million as follows (in thousands):

	Obligation for	Program Rights
	Program Rights	Commitments	Total
2005 (April—December)	$8,981	$1,743	$10,724
2006	1,703	—	1,703

	$10,684	$1,743	$12,427

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

     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15 million. As of March 31, 2005, amounts due or committed to CBS totaled approximately $22.2 million. The transaction resulted in a gain of approximately $4 million, which is being deferred over the term of the Crown Media agreement.

     We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of March 31, 2005, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $7.8 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on PAX TV pursuant to our existing licensing agreement with CBS.

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

     Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of March 31, 2005, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):

	Obligations	Amounts Due from
	to CBS	Crown Media	Net Amount
2005 (April-December)	$13,006	$(6,489)	$6,517
2006	9,191	(1,711)	7,480

	22,197	(8,200)	13,997
Amount representing interest	—	351	351

	$22,197	$(7,849)	$14,348

     As of March 31, 2005, our obligations for cable distribution rights require collective payments by us of approximately $2.7 million in 2005.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS AND UNCERTAINTIES

     This Report contains forward-looking statements that reflect our current views with respect to future events. All statements in this Report other than those that are statements of historical facts are generally forward-looking statements. These statements are based on our current assumptions and analysis, which we believe to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from our expectations. All forward-looking statements in this Report are made only as of the date of this Report, and we do not undertake any obligation to update these forward-looking statements, even though circumstances may change in the future. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition include those set forth under “Forward-Looking Statements and Associated Risks and Uncertainties” in our Fiscal 2004 Form 10-K, along with the following update to our Fiscal 2004 Form 10-K disclosures.

The adjustment to the dividend rate on our Series B preferred stock could have material adverse consequences for our business.

     On September 15, 2004, the rate at which dividends accrue on our Series B preferred stock, all of which is held by NBC, was adjusted to an annual rate of 16.2% from the initial annual rate of 8%. The rate was adjusted pursuant to the terms governing the Series B preferred stock. We retained CIBC World Markets Corp., (“CIBC”), a nationally recognized independent investment banking firm, in connection with the rate adjustment process. We are involved in litigation with NBC regarding the rate adjustment. NBC asserted that the dividend rate adjustment was not performed in the manner required by the terms of the Series B preferred stock. On April 29, 2005, the Delaware Court of Chancery held that the dividend rate on our Series B preferred stock should be reset to 28.3% per annum as of September 15, 2004. The adjusted dividend rate continues to apply only to the original issue price of $415.0 million of the Series B preferred stock, and not to accumulated and unpaid dividends, the amount of which as of March 31, 2005, was $229.9 million reflecting the increase in the dividend rate from 16.2% to 28.3% retroactive to September 15, 2004. As described in greater detail in our Fiscal 2004 Form 10-K under “Forward-Looking Statements and Associated Risks and Uncertainties—We have a high level of indebtedness and are subject to restrictions imposed by the terms of our indebtedness and preferred stock,” the increase in the dividend rate on our Series B preferred stock to 28.3% could have material adverse consequences for us.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

     In the course of our evaluation of our internal control over financial reporting as of December 31, 2004 that occurred in connection with the preparation of our Fiscal 2004 Form 10-K, we determined that as of December 31, 2004 we had a material weakness relating to our internal controls over our historical accounting practices for leases.

     From approximately 1999 through 2002, we entered into various long-term operating leases that provided for escalating lease payments. Historically, we had recognized the expense associated with certain of these operating leases based on the annual cash outflows required. Under Generally Accepted Accounting Principles (GAAP), we are required to recognize the annual amount of lease expense using the straight-line method over the term of the lease. During our annual external audit, it was determined that we were improperly accounting for lease escalations. In the fourth quarter of 2004, we recorded an adjustment of $4.0 million of which approximately $3.1 million pertained to periods prior to 2004. As a result, we corrected our procedures in the first quarter of 2005 to incorporate a review of these lease arrangements and, as a result, we did not have a material weakness in internal control over financial reporting as of March 31, 2005.

     As described above, we reviewed our internal control over financial reporting and other than correcting the material weakness identified above there no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 19, 2004, NBC filed a complaint against us in the Court of Chancery of the State of Delaware seeking a declaratory ruling as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the Certificate of Designation of our Series B preferred stock held by NBC. On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock was reset from 8% to 16.2% in accordance with the procedure specified in the terms of the Series B preferred stock. We engaged CIBC World Markets Corp., a nationally recognized independent investment banking firm, to determine the adjusted dividend rate as of the fifth anniversary of the original issue date of the Series B preferred stock.

     On October 14, 2004, we filed our answer and a counterclaim to NBC’s complaint. Our answer largely denies the allegations of the NBC complaint and our counterclaim seeks a declaratory ruling that we are not obligated to redeem, and will not be in default under the terms of the agreement under which NBC made its initial $415.0 million investment in us if we do not redeem, the Series B preferred stock on or before November 13, 2004. NBC has alleged that we are obligated to redeem, and will be in default if we do not redeem, NBC’s investment on or before November 13, 2004.

     We and NBC each moved for judgment on the pleadings in the Delaware litigation. On April 29, 2005, the court held that the dividend rate on the Series B preferred stock should be reset to 28.3% per annum as of September 15, 2004. The adjusted dividend rate continues to apply only to the original issue price of $415.0 million of the Series B preferred stock, and not to accumulated and unpaid dividends.

     The court ruled in our favor as to the independence of CIBC and certain interpretive issues relating to the dividend rate reset, and denied the motions by both NBC and us for judgment on the pleadings and NBC’s alternative motion for summary judgment as to whether we have an obligation to redeem the Series B preferred stock held by NBC based on NBC’s demand for redemption.

     We have been advised by our legal counsel that because the litigation regarding whether we have an obligation to redeem the Series B preferred stock held by NBC is still pending, absent certain certifications by the court, the court’s decision regarding the dividend rate reset is not final. We are evaluating the court’s opinion and the alternatives which may be available to us, including our rights of appeal.

     The amount of accrued and unpaid dividends on the Series B preferred stock as of March 31, 2005, reflects an increase in the dividend rate from 16.2% to 28.3%, retroactive to September 15, 2004.

     The aggregate redemption price payable in respect of the 41,500 shares of Series B preferred stock held by NBC, including accrued dividends thereon at the annual rate of 28.3% from September 15, 2004, was approximately $644.9 million as of March 31, 2005. If a court were to grant a judgment against us requiring us to pay the redemption amount, it would have a material adverse effect on our consolidated financial position and results of operations and cash flows. In addition, if we were unable to satisfy any such judgment, we would be in default under the indentures governing our senior secured notes and senior subordinated notes which would also have a material adverse effect on our consolidated financial position and results of operations and cash flows. See “Forward Looking Statements and Associated Risks and Uncertainties—We have not redeemed our securities held by NBC that NBC has demanded that we redeem and this could have adverse consequences for us” in our Fiscal 2004 Form 10-K and “Forward Looking Statements and Associated Risks and Uncertainties—The adjustment to the dividend rate on our Series B preferred stock could have adverse consequences for our business.”

     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer, Zurich American Insurance Company, or Zurich. In March 2003, Zurich filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from it. On April 30, 2005 we settled our claims against Zurich for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the aforementioned settlement on May 3, 2005, which will be reflected in operating income during the second quarter of 2005.

     We are involved in other litigation from time to time in the ordinary course of our business. We believe the ultimate resolution of these matters will not have a material effect on our financial position or results of operations or cash flows.

ITEM 6. EXHIBITS

(a) List of Exhibits:

Exhibit
Number	Description of Exhibits
3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 14-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Certificate of Designation of the Company’s 28.3% Series B Convertible Exchangeable Preferred Stock (3)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (7)

3.2	Bylaws of the Company (4)

4.6	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10-3/4% Senior Subordinated Notes due 2008 (5)

4.8	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12-1/4% Senior Subordinated Discount Notes due 2009 (6)

4.9	Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s Senior Secured Floating Rate Notes due 2010 (8)

10.208.3	Amendment to Employment Agreement, dated as of February 9, 2005, between the Company and Lowell W. Paxson(9)

10.225.1	Amendment to Employment Agreement, dated as of February 9, 2005, between the Company and Dean M. Goodman(9)

10.227.1	Amendment to Employment Agreement, dated as of February 9, 2005, between the Company and Seth A. Grossman(9)

10.231.1	Amendment to Employment Agreement, dated as of February 9, 2005, between the Company and Richard Garcia(9)

10.231.2	Amendment to Employment Agreement, dated as of March 15, 2005, between the Company and Richard Garcia(12)

10.232	Employment Agreement, dated as of January 1, 2004, as amended effective January 1, 2005, by and between the Company and Adam K. Weinstein(10)

10.232.1	Amendment to Employment Agreement, dated as of February 9, 2005, between the Company and Adam K. Weinstein(9)

10.233	Form of Indemnification Agreement by and between the Company and members of the Board of Directors of the Company(11)

31.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995 (Commission File No. 1-13452), and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 1999 (Commission File No. 1-13452), and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(8)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2003, and incorporated herein by reference.

(9)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2004, and incorporated herein by reference.

(10)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005, and incorporated herein by reference

(11)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on February 28, 2005, and incorporated herein by reference.

(12)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 18, 2005, and incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXSON COMMUNICATIONS CORPORATION
Date: May 10, 2005	By:	/s/ Tammy G. Hedge
Tammy G. Hedge
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)