Form 10-Q
period 2005-06-30
PAXSON COMMUNICATIONS CORP
filed 2005-08-09
CIK 923877

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2005:

Class of Stock	Number of Shares
Common stock-Class A, $0.001 par value per share	64,569,508
Common stock-Class B, $0.001 par value per share	8,311,639

PAXSON COMMUNICATIONS CORPORATION

Item 1. Financial Statements
PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,846	$82,047
Short-term investments	—	5,993
Accounts receivable, net of allowance for doubtful accounts of $603 and $648, respectively	21,496	24,961
Program rights	36,040	38,853
Amounts due from Crown Media	3,821	9,885
Deposits for programming letters of credit	—	24,603
Prepaid expenses and other current assets	2,886	3,119

Total current assets	168,089	189,461
Property and equipment, net	95,005	103,540
Intangible assets:
FCC license intangible assets	843,492	843,777
Other intangible assets, net	38,379	40,448
Program rights, net of current portion	15,198	19,581
Amounts due from Crown Media, net of current portion	242	1,655
Investments in broadcast properties	2,154	2,205
Assets held for sale	2,227	2,227
Other assets, net	17,964	21,411

Total assets	$1,182,750	$1,224,305

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$42,444	$40,500
Accrued interest	20,207	16,073
Current portion of obligations for program rights	6,955	18,436
Current portion of obligations to CBS	13,648	17,726
Current portion of obligations for cable distribution rights	2,729	2,896
Deferred revenue	14,925	16,344
Current portion of senior secured and senior subordinated notes	67	64

Total current liabilities	100,975	112,039
Obligations for program rights, net of current portion	502	1,703
Obligations to CBS, net of current portion	3,547	9,191
Deferred revenue, net of current portion	6,898	6,898
Deferred income taxes	163,922	194,706
Senior secured and senior subordinated notes, net of current portion	1,030,862	1,004,029
Mandatorily redeemable preferred stock	504,939	471,355
Other long-term liabilities	11,469	10,980

Total liabilities	1,823,114	1,810,901

Mandatorily redeemable and convertible preferred stock	821,467	740,745

Commitments and contingencies (See Notes to Unaudited Consolidated Financial Statements)
Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 64,564,092 and 60,545,269 shares issued and outstanding	65	61

Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 77,500,000 shares authorized, no shares issued and outstanding	—	—

Common stock warrants and call option	66,663	66,663
Additional paid-in capital	541,763	542,138
Deferred stock-based compensation	(7,179)	(10,687)
Accumulated deficit	(2,063,151)	(1,925,524)

Total stockholders’ deficit	(1,461,831)	(1,327,341)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,182,750	$1,224,305

The accompanying notes are an integral part of the consolidated financial statements

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
NET REVENUES (net of agency commissions of $10,838, $12,070, $22,371 and $24,364, respectively)	$63,270	$69,877	$131,580	$141,171

EXPENSES:
Programming and broadcast operations (excluding depreciation and amortization shown separately below and stock-based compensation of $133, $241, $313 and $620, respectively)	13,554	13,642	28,248	27,461
Program rights amortization	17,131	10,843	33,375	26,533
Selling, general and administrative (excluding depreciation and amortization shown separately below and stock-based compensation of $1,087, $2,292, $1,749 and $4,135, respectively)	27,489	33,322	58,921	63,536
Depreciation and amortizations	10,119	11,437	19,071	21,697
Insurance recoveries	(15,652)	—	(15,652)	—
Time brokerage and affiliation fees	1,145	1,101	2,290	2,202
Stock-based compensation (excluding restructuring charges of $12, $0, $1,120, and $0, respectively)	1,220	2,533	2,062	4,755
Restructuring charges	1,855	—	4,247	—
Reserve for state taxes	121	467	(134)	597

Total operating expenses	56,982	73,345	132,428	146,781
(Loss) gain on sale or disposal of broadcast and other assets, net	(510)	6,067	(567)	5,958

Operating income (loss)	5,778	2,599	(1,415)	348

OTHER INCOME (EXPENSE):
Interest expense	(29,998)	(23,065)	(55,207)	(45,630)
Dividends on mandatorily redeemable preferred stock	(17,086)	(14,888)	(33,584)	(29,265)
Interest income	656	711	1,225	1,474
Other income (expense), net	31	(1)	3,461	1,100
Gain (loss) on extinguishment of debt	—	7	—	(6,286)
Gain on modification of program rights obligations	371	371	741	741

Loss before income taxes	(40,248)	(34,266)	(84,779)	(77,518)
Income tax benefit (expense)	31,508	(2,886)	27,874	(8,316)

Net loss	(8,740)	(37,152)	(56,905)	(85,834)
Dividends and accretion on redeemable and convertible preferred stock	(33,010)	(11,624)	(80,722)	(23,173)

Net loss attributable to common stockholders	$(41,750)	$(48,776)	$(137,627)	$(109,007)

Basic and diluted loss per common share	$(0.60)	$(0.72)	$(2.00)	$(1.61)

Weighted average shares outstanding	69,243,242	68,134,814	68,972,375	67,837,758

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2005 (Unaudited)
(in thousands)

			Common
			Stock
			Warrants	Additional	Deferred		Total
	Common Stock		And Call	Paid-in	Stock-based	Accumulated	Stockholders’
	Class A	Class B	Option	Capital	Compensation	Deficit	Deficit
Balance, January 1, 2005	$61	$8	$66,663	$542,138	$(10,687)	$(1,925,524)	$(1,327,341)
Stock-based compensation	—	—	—	—	3,140	—	3,140
Deferred stock-based compensation	—	—	—	(368)	368	—	—
Restricted stock exchanged for options	2	—	—	(11)	—	—	(9)
Stock options exercised	2	—	—	4	—	—	6
Dividends on redeemable and convertible preferred stock	—	—	—	—	—	(80,469)	(80,469)
Accretion on redeemable and convertible preferred stock	—	—	—	—	—	(253)	(253)

Net loss	—	—	—	—	—	(56,905)	(56,905)

Balance, June 30, 2005	$65	$8	$66,663	$541,763	$(7,179)	$(2,063,151)	$(1,461,831)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(56,905)	$(85,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,071	21,697
Stock-based compensation	2,062	4,755
Loss on extinguishment of debt	—	6,286
Restructuring charges (stock-based compensation expense)	1,120	—
Program rights amortization	33,375	26,533
Payments for cable distribution rights	(188)	—
Non-cash barter	39	—
Program rights payments and deposits	(38,860)	(44,897)
Provision for doubtful accounts	88	347
Deferred income tax (benefit) provision	(30,784)	8,114
Loss (gain) on sale or disposal of broadcast and other assets, net	567	(5,958)
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	33,584	29,265
Accretion on senior subordinated discount notes	26,867	23,856
Gain on modification of program rights obligations	(741)	(741)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,338	(3,070)
Decrease in amounts due from Crown Media	7,477	6,769
Decrease in prepaid expenses and other current assets	133	679
(Increase) decrease in other assets	(6)	3,635
Increase in accounts payable and accrued liabilities	1,807	1,887
Increase (decrease) in accrued interest	4,134	(206)
Decrease in obligations to CBS	(8,981)	(10,371)

Net cash used in operating activities	(2,803)	(17,254)

Cash flows from investing activities:
Decrease in short-term investments	5,993	5,957
Refund of (deposits for) programming letters of credit	24,603	(856)
Purchases of property and equipment	(4,941)	(8,065)
Proceeds from sale of broadcast assets	—	9,988
Proceeds from sale of property and equipment	3	8
Other	(1,022)	(44)

Net cash provided by investing activities	24,636	6,988

Cash flows from financing activities:
Borrowings of long-term debt	—	365,000
Repayments of long-term debt	(31)	(335,657)
Payments of loan origination costs	—	(11,432)
Payments of employee withholding taxes on exercises of stock options, net	(8)	—
Proceeds from exercise of common stock options, net	5	3
Proceeds from stock subscription notes receivable	—	73

Net cash (used in) provided by financing activities	(34)	17,987

Increase in cash and cash equivalents	21,799	7,721
Cash and cash equivalents, beginning of period	82,047	97,123

Cash and cash equivalents, end of period	$103,846	$104,844

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     Paxson Communications Corporation (the “Company”), a Delaware corporation, was organized in 1993. The Company is a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets the Company’s stations serve. The Company provides network programming seven days per week, 24 hours per day, through its broadcast television station group and pursuant to distribution arrangements with cable and satellite distribution systems.
     The Company’s business operations presently do not provide sufficient cash flow to support its debt service and to pay cash dividends on its preferred stock. In September 2002, the Company engaged Bear, Stearns & Co. Inc. and in August 2003 the Company engaged Citigroup Global Markets Inc. to act as the Company’s financial advisors to assess the Company’s business plan, capital structure and future capital needs and to explore strategic alternatives for the Company. The Company terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that the Company believed would be in the best interests of the Company’s stockholders. While the Company will continue to consider strategic alternatives that may arise, which may include the sale of all or part of the Company’s assets, finding a strategic partner who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company’s debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or through a purchase of the Company’s equity securities, the Company’s principal efforts are focused on improving core business operations and increasing cash flow.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”) and the definitive proxy statement for the annual meeting of stockholders of the Company held on June 10, 2005, both of which were filed with the United States Securities and Exchange Commission. Certain reclassifications have been made to the prior period’s financial statements to conform to the 2005 presentation
     The financial information contained in the financial statements and notes thereto as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     For the three and six months ended June 30, 2005 and 2004, the amounts of net income and comprehensive income were the same.
     The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reported period. The Company believes the most significant estimates involved in preparing the Company’s financial statements include estimates related to the net realizable value of programming rights, barter revenue recognition, and estimates related to the impairment of long-lived assets and Federal Communications Commission (“FCC”) licenses. The Company bases its estimates on historical experience and various other assumptions it believes are reasonable. Actual results could differ from those estimates. The Company’s significant accounting policies are described in “Note 1. Nature of the Business and Summary of Significant Accounting Policies” in the notes to the Company’s consolidated financial statements included in the Company’s Fiscal 2004 Form 10-K and as follows:
Accounts Receivable
     The Company carries accounts receivable at the amount it believes to be collectible. Accordingly, the Company provides allowances for accounts receivable it believes to be uncollectible based on management’s best estimates. In determining the necessary allowance for doubtful accounts receivable, the Company analyzes its historical bad debt experience, the credit worthiness of its customers and the aging of its accounts receivable. If the provision for doubtful accounts were to change by 10%, it would have resulted in additional expense of approximately $10,000 for the six months ended June 30, 2005. The amounts of accounts receivable that ultimately become uncollectible could vary significantly from the Company’s estimates.
Revenue Recognition
     Revenue is recognized as commercial spots or long form programming are aired and, for the majority of network commercial spots only, as ratings guarantees to advertisers are achieved. Net revenues, therefore, have been recorded net of the change in the liability for shortfalls in ratings guarantees, exclusive of the effect of any cash refunded to advertisers. For the three months ended June 30, 2005 and 2004, the liability for shortfalls in ratings guarantees increased by $0.6 million and decreased by $0.2 million, respectively. For the six months ended June 30, 2005 and 2004, the liability for shortfalls in ratings guarantees increased by $2.6 million and decreased by $1.7 million, respectively. Included in deferred revenues in the accompanying consolidated balance sheets are liabilities for ratings shortfalls as of June 30, 2005 and 2004 amounting to $7.2 million and $5.2 million, respectively.
Long-Lived Assets
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
     The Company holds FCC licenses for full power stations which are authorized to broadcast over either an analog or digital signal on channels 52-69 (“the 700 MHz band”), a portion of the broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band is in the process of being transitioned to use by new wireless and public safety entities. A federal statute requires that, after December 31, 2006, or the date on which 85% of television households in a television market are capable of receiving digital services, incumbent broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. Several members of Congress have advocated establishing December 31, 2006 as a firm date for the surrender of the analog spectrum without regard to whether the 85% capability threshold has been reached. The FCC is considering a proposal to extend the date for the surrender of the analog signals to December 31, 2008. In some cases, broadcasters, including the Company, have been given a digital channel allocation within the 700 MHz band of spectrum. During this transition these new wireless and public safety entities are permitted to operate in the 700 MHz band provided they do not interfere with incumbent or allotted analog and digital television operations. In January 2003 the FCC commenced rulemaking proceedings in which it is considering aspects of the implementation of this 2006 statutory deadline for completion of the digital transition. Issues such as interference protection, rights of incumbent broadcasters and broadcasters’ ability to modify authorized facilities are being addressed in these proceedings. These proceedings remain pending. The Company cannot predict when it will abandon, by private agreement, or as required by law, the broadcast service of its stations occupying the 700 MHz spectrum. It is possible that the estimated life of certain long-lived assets will be reduced significantly in the near term due to the anticipated industry migration from analog to digital broadcasting. If and when the Company becomes aware of such a reduction of useful lives, depreciation expense will be adjusted prospectively to ensure assets are fully depreciated upon migration. As of June 30, 2005, the aggregate book value of the Company’s assets which may have limited or no use as a result of the future migration from analog to digital amounted to approximately $17.0 million.
2. RESTRUCTURING
     During the six months ended June 30, 2005, the Company adopted a plan to substantially reduce or eliminate the sales of spot advertisements that are based on audience ratings and to focus its sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. In connection with this plan the Company:
•	notified all of its joint sales agreements (“JSA”) partners, other than NBC Universal, Inc. (“NBC”), that the Company was exercising its right to terminate the JSA, effective June 30, 2005;

•	exercised its right to terminate all of its network affiliation agreements, effective June 30, 2005;

•	notified NBC that the Company was removing, effective June 30, 2005, all of its stations from its national sales agency agreement with NBC, pursuant to which NBC sells national spot advertisements for 49 of the Company’s 60 stations; and

•	reduced personnel by 68 employees.
     The Company and NBC have entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBC provided network sales, marketing and research services. Pursuant to the terms of the JSAs between the Company’s stations and NBC’s owned and operated stations serving the same markets, the NBC stations sold all non-network spot advertising of the Company’s stations and received commission compensation for such sales. Certain Company station operations, including sales operations, were integrated with the corresponding functions of the related NBC station and the Company reimbursed NBC for the cost of performing these operations. For the three months ended June 30, 2005 and 2004, the Company incurred $5.8 million and $6.1 million, respectively, for commission compensation and cost reimbursements to NBC in connection with these arrangements. For the six months ended June 30, 2005 and 2004, the Company incurred $11.4 million and $11.0 million for compensation and cost reimbursements to NBC in connection with these arrangements. The Company began discussions with NBC as to the termination of the Company’s network sales agreement and each of the Company’s JSAs with NBC (covering 14 of the Company’s stations in 12 markets). Other than sales support services with respect to network advertising sold prior to July 2005 which the Company has yet to air, NBC no longer provides services to the Company under these agreements. The Company expects that the performance of the Company’s business during 2005 will be affected by the costs of terminating these arrangements, including the possible disruption of the Company’s network advertising sales efforts resulting from the transfer of this function from NBC to the Company’s own employees.
     For the three months ended June 30, 2005 and 2004, the Company incurred $5.3 million, and $5.5 million, respectively, for commission compensation and cost reimbursement to non-NBC JSA partners. For the six months ended June 30, 2005 and 2004, the Company incurred $10.5 million and $10.9 million, respectively, for commission compensation and cost reimbursement to non-NBC JSA partners.
     In connection with the termination of the Company’s JSAs, the Company expects to relocate up to 22 of its station master controls which are currently located in its JSA partner’s facility. The relocation of the Company’s station master controls is expected to require a total cash outlay of between $5.0 million and $7.0 million, primarily for moving expenses and new equipment. As of June 30, 2005, the Company has incurred $0.2 million in connection with moving its station master controls. The Company expects that the performance of its business during 2005 will be affected by the terms on which it is able to effect some or all of the remaining relocations.
     The Company accounts for restructuring costs pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Through the second quarter of 2005, the Company recorded a restructuring charge in the amount of $4.2 million in connection with the aforementioned restructuring activities. The restructuring charge primarily consisted of one-time termination benefits in connection with personnel reductions at the Company (including $1.1 million in stock-based compensation expense) and personnel reductions for the Company’s JSA partners and NBC. The Company presently is unable to determine the amount of additional restructuring charges, if any, that it may incur in connection with the termination of certain of its contractual arrangements with NBC.
     Restructuring charges are reflected in a separate line item in the accompanying consolidated statements of operations. As of June 30, 2005, approximately $1.8 million of restructuring costs had not yet been paid and were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
     The Company shortened the amortizable lives of certain leasehold improvements at JSA locations to coincide with the termination of the related JSA agreements. Included in depreciation and amortization for the second quarter of 2005 is $1.2 million of amortization expense associated with leasehold improvements at JSA locations.

     The following summarizes the activity in the Company’s restructuring reserves for the six months ended June 30, 2005 (in thousands):

		Amounts Charged
	Balance	to
	December 31,	Costs and	Cash	Balance
	2004	Expenses	Deductions	June 30, 2005
Restructuring
Accrued liabilities:
Lease and other costs	$—	$21	$(12)	$9
Severance	—	3,106	(1,285)	1,821

	$—	$3,127	$(1,297)	$1,830

Stock-based compensation expense		$1,120

		$4,247

3. ASSETS HELD FOR SALE
     Assets held for sale consist of certain broadcast towers, for which the buyer has not effectuated title transfer, with a carrying value of $2.2 million as of both June 30, 2005 and December 31, 2004.
4. SENIOR SECURED AND SENIOR SUBORDINATED NOTES
     Senior secured and senior subordinated notes consist of the following as of (in thousands):

	June 30,	December 31,
	2005	2004
Senior Secured Floating Rate Notes due 2010, secured by substantially all of the assets of the Company	$365,000	$365,000
12 1/4% Senior Subordinated Discount Notes due 2009	496,263	496,263
10 3/4% Senior Subordinated Notes due 2008	200,000	200,000
Other	412	443

	1,061,675	1,061,706
Less: discount on Senior Subordinated Discount Notes	(30,746)	(57,613)
Less: current portion	(67)	(64)

	$1,030,862	$1,004,029

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

     The indentures governing the Senior Secured Notes, the 12 1/4% Notes and the 10 3/4% Notes contain certain covenants which, among other things, limit the Company’s ability to incur additional indebtedness, other than refinancing indebtedness, restrict the Company’s ability to pay dividends or redeem its outstanding capital stock, restrict the Company’s ability to make certain investments or to enter into transactions with affiliates, restrict the Company’s ability to incur liens or merge or consolidate with any other person, require the Company to pay all material taxes prior to delinquency, require any asset sales the Company may conduct to comply with certain requirements, including as to the use of asset sale proceeds, restrict the Company’s ability to sell interests in its subsidiaries, and require the Company, in the event it experiences a change of control, to make an offer to purchase the notes outstanding under such indentures on specified terms. Events of default under the indentures include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the entry of a money judgment against the Company in an amount greater than $10.0 million which remains unsatisfied for 60 days, the failure to perform any covenant or agreement under the indentures which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding notes, and the occurrence of certain bankruptcy events. The 12 1/4% Notes and 10 3/4% Notes are general unsecured obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company and senior in right to all future subordinated indebtedness of the Company. As of June 30, 2005, the Company was in compliance with its debt covenants.
5. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK
     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock for the six months ended June 30, 2005 (in thousands except share data):

	9 3/4%	28.3% Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred Stock	Total
Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2005	$140,042	$600,703	$740,745
Accretion	253	—	253
Accrual of cumulative dividends	6,961	73,508	80,469

Balance at June 30, 2005	$147,256	$674,211	$821,467

Aggregated liquidation preference and accumulated dividends at June 30, 2005	$148,019	$674,211	$822,230
Shares authorized	17,500	41,500	59,000
Shares issued and outstanding	14,801	41,500	56,301
Accrued dividends	$—	$259,211	$259,211

14 1/4% Junior
Exchangeable
Preferred
Stock
Mandatorily redeemable preferred stock:
Balance at January 1, 2005	$471,355
Accrual of cumulative dividends	33,584

Balance at June 30, 2005	$504,939

Aggregate liquidation preference and accumulated dividends at June 30, 2005	$504,939
Shares authorized	72,000
Shares issued and outstanding	49,610
Accrued dividends	$8,837
     On November 13, 2003, the Company received notice from NBC that NBC was exercising its right under its investment agreement with the Company to demand that the Company redeem or arrange for a third party to acquire (the ‘‘Redemption’’), by payment in cash, all 41,500 outstanding shares of the Company’s Series B preferred stock held by NBC. The aggregate redemption price payable in respect of the 41,500 preferred shares, including accrued dividends thereon, was $674.2 million as of June 30, 2005.

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
     The Company and NBC each moved for judgment on the pleadings in the Delaware litigation. On April 29, 2005, the court held that the dividend rate on the Company’s Series B preferred stock should be reset to 28.3% per annum as of September 15, 2004. The adjusted dividend rate continues to apply only to the original issue price of $415.0 million of the Series B preferred stock, and not to accumulated and unpaid dividends. For the six months ended June 30, 2005, the Company recorded $73.5 million of dividends using a 28.3% rate, $14.8 million of which pertained to the increased rate to be applied for the period from September 15, 2004 through December 31, 2004.
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
     The Company has been advised by its legal counsel that because the litigation regarding whether the Company has an obligation to redeem the Series B preferred stock held by NBC is still pending, absent certain certifications by the court, the court’s decision regarding the dividend rate reset is not final. The Company is requesting certification from the court to pursue an immediate appeal of the court’s ruling.
     If a court were to grant a judgment against the Company requiring it to pay the redemption amount, it would have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. In addition, if the Company were unable to satisfy any such judgment, the Company would be in default under the indentures governing its senior secured notes and senior subordinated notes, which would also have a material adverse effect on its consolidated financial position, results of operations and cash flows.
     The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets. As of June 30, 2005, the Company was in compliance with its preferred stock covenants.
6. INCOME TAXES
     The Company structured the disposition of its radio division in 1997 and the acquisition of its television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a ‘‘like-kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS has examined the Company’s 1997 tax return and has issued it a ‘‘30-day letter’’ proposing to disallow all of the gain deferral. In addition, the ‘‘30-day letter’’ offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62.0 million of the $333.0 million gain deferral would be disallowed on the basis that some of the assets were not “like-kind.” The Company filed a protest to these positions with the IRS appeals division.

     In June 2005, the Company reached a tentative settlement on this matter with the IRS that would result in the recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of its radio division in 1997. Because the Company had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, the Company would not be liable for any federal tax deficiency, but would be liable for state income taxes. The Company has estimated the amount of state income taxes for which it would be liable as of June 30, 2005 to be approximately $2.9 million. In addition, the Company would be liable for interest on the tax liability for the period prior to the carry back of net operating losses and for interest on any state income taxes that may be due. The Company has estimated the amount of federal interest and state interest as of June 30, 2005 to be $2.0 million and $1.7 million, respectively. Because the Company previously established a deferred tax liability at the time of the “like-kind” exchange and because the Company previously established a valuation allowance against its net operating losses, the use of losses to offset the additional gain to be recognized results in a reduction of the established valuation allowance in the amount of $37.7 million. The settlement with the IRS is subject to the execution of a closing agreement. As a result of reaching the settlement with the IRS, the Company has concluded that it is more likely than not that its net operating losses, up to the amount of the additional gain to be recognized, will be realized and that it is probable that additional state income taxes as well as federal and state interest expense will be incurred. As a result, in the second quarter of 2005, the Company recognized an income tax benefit in the amount of $34.8 million resulting from the realization of its net operating losses, net of state income taxes. In addition, the Company recognized interest expense in the amount of $3.7 million resulting from federal and state income taxes.
     For the three and six month periods ended June 30, 2005, the Company recorded a provision for income taxes in the amount of $3.3 million and $6.9 million, respectively. For the three and six month periods ended June 30, 2004, the Company recorded a provision for income taxes in the amount of $2.9 million and $8.3 million, respectively. The provision for income taxes is determined based on the estimated annual effective income tax rate (exclusive of the net income tax benefit resulting from the tentative settlement with the IRS as discussed above). As of June 30, 2005 and 2004, the Company has recorded a valuation allowance for its deferred tax assets (primarily resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as it believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets.
     As of December 31, 2004 and June 30, 2005, the liability for deferred income taxes amounted to $194.7 million and $163.9 million, respectively. The decrease in the liability for deferred income taxes from December 31, 2004 to June 30 2005, primarily resulted from the tentative settlement reached with the IRS as described above, which resulted in a net decrease of $38.0 million to the Company’s deferred tax asset associated with net operating losses, a net decrease of $37.7 million in the deferred tax liability associated with the Company’s FCC licenses and a net decrease of $37.7 million in the Company’s net deferred tax asset valuation allowance.
7. PER SHARE DATA
     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.
     As of June 30, 2005 and 2004, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	June 30,
	2005	2004
Stock options	2,237	2,555
Class A common stock warrants and restricted Class A common stock	35,563	35,598
Class A common stock reserved for issuance under convertible securities	41,147	40,298

	78,947	78,451

8. STOCK-BASED COMPENSATION
     Employee stock options are accounted for using the intrinsic value method. When options are granted to employees, a non-cash charge representing the difference between the exercise price and the quoted market price of the common stock underlying the vested options on the date of grant is recorded as stock-based compensation expense with the balance deferred and amortized over the remaining vesting period. Stock-based compensation to non-employees is accounted for using the fair value method.
     For the six months ended June 30, 2005, the Company granted options under its 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase 794,000 shares of Class A common stock at an exercise price of $0.01 per share to certain employees and directors. Of these options, 729,000 provided for a one business day exercise period and were exercised for unvested shares of Class A common stock, which are subject to vesting restrictions. These unvested shares will vest over a three year period. The remaining 65,000 options that did not provide for an exercise period of one business day were not exercised and vest in 2005
     In April 2005, the Company amended the terms of the stock option agreements of eligible holders to permit those persons holding unvested stock options to exercise, during a one business day period, the unvested options and purchase unvested shares of Class A common stock. As a result of this offer, eligible holders exercised unvested options resulting in the issuance of 2,678,175 unvested shares of Class A common stock, which will vest according to the same vesting schedule originally applicable to the options. This exercise did not result in any additional stock-based compensation expense.
     As of June 30, 2005, the Company had 2,237,223 stock options outstanding (all of which are fully vested other than 65,000 which vest in 2005) and 3,531,013 unvested shares of Class A common stock outstanding that will vest as follows: 636,346 during the remainder of 2005, 661,667 in 2006, 455,333 in 2007, 1,662,667 in 2008, 83,000 in 2009 and 32,000 in 2010. The Company will recognize stock-based compensation expense of approximately $1.7 million during the remainder of 2005, $2.4 million in 2006, and $3.1 million between 2007 and 2010 related to these stock options and unvested shares For the three and six months ended June 30, 2005, the Company recognized approximately $1.2 million and $3.2 million in stock based compensation expense, which included approximately $1.1 million resulting from the restructuring described in Note 2 that is included in “restructuring charges” in the accompanying consolidated statements of operations.
     Had compensation expense for the Company’s option plans been determined using the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders:
As reported	$(41,750)	$(48,776)	$(137,627)	$(109,007)
Add: Stock-based compensation expense included in reported net loss	1,232	2,533	3,182	4,755
Deduct: Total stock-based compensation expense determined under the fair value method	(1,232)	(2,539)	(3,182)	(4,975)

Pro forma net loss attributable to common stockholders	$(41,750)	$(48,782)	$(137,627)	$(109,227)

Basic and diluted net loss per share:
As reported	$(0.60)	$(0.72)	$(2.00)	$(1.61)
Pro forma	(0.60)	(0.72)	$(2.00)	$(1.61)
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of zero for all periods and the following assumptions:

	Three Months Ended June 30 ,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.8% to 3.9%	3.2%	3.0% to 3.9%	3.2%
Expected option term	1 day	1 day	1 day to 1.5 years	1 day

Expected volatility	74% to 91%	72%	74% to 91%	72%

9. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information and non-cash financing activities are as follows (in thousands):

	For the Six Months
	Ended June 30,
	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,611	$18,413

Cash paid for income taxes	$158	$176

Non-cash financing activities:
Dividends accrued on redeemable and convertible preferred stock	$80,469	$22,921

Discount accretion on redeemable and convertible securities	$253	$252

Repayment of stock subscription notes receivable through offset of deferred and other compensation	$—	$37

10. NEW ACCOUNTING PRONOUNCEMENTS
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset must be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143 (“FIN 47”), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 provides that an asset retirement obligation is conditional when either the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be considered in the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect, if any, of FIN 47 on its financial position, results of operations and cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach to accounting for share-based payments in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values (i.e., pro forma footnote disclosure is no longer an alternative to financial statement recognition). The Company does not expect the adoption of SFAS No. 123R to have a significant impact on its financial position, results of operations or cash flows. As announced, the Securities and Exchange Commission (“SEC”) will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005 as originally required by SFAS No. 123R.
     In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.” The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share calculations regardless of whether the debt has a market price trigger that is above the current fair market value of the company’s common stock that makes the debt currently not convertible. The new rules are effective for reporting periods ending on or after December 15, 2004. The Company does not have any convertible debt and, therefore, EITF 04-8 did not have any effect on its financial position, results of operations or cash flows.
     In September 2004, the EITF issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill”. Topic D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141, “Business Combinations”. Issuers who have applied the residual method to the valuation of intangible assets for purposes of impairment testing under Statement 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), must perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The Company has historically used a direct value method in testing its intangible assets for impairment as required by SFAS No. 142. As a result, the adoption of EITF Topic D-108 did not have any effect on the Company’s consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in APB No. 29, “Accounting for Non-monetary Transactions.” Both SFAS No. 153 and APB No. 29 require that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged. APB No. 29 allowed for non-monetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. Any non-monetary asset exchanges will be accounted for under SFAS No. 153. The Company does not expect SFAS No. 153 to have a material effect on its financial position, results of operations or cash flows.
11. OTHER
     CNI Master Agreement – In June 2005, the Company entered into an agreement with The Christian Network, Inc. (“CNI”), amending the Master Agreement for Overnight Programming, Use of Digital Capacity and Public Interest Programming (“Master Agreement”) that the Company and CNI entered into in September 1999. As discussed in the Company’s Fiscal 2004 Form 10-K, CNI is a section 501(c)(3) not-for-profit corporation to which Mr. Paxson, the majority stockholder of the Company, has been a substantial contributor and of which he was a member of the Board of Stewards through 1993. Under the Master Agreement, the Company provided CNI the right to broadcast its programming on the Company’s analog television stations during the hours of 1:00 a.m. to 6:00 a.m. and to use a portion of the digital broadcasting capacity of the Company’s television stations in exchange for CNI’s providing public interest programming. CNI also has the right to require those of the Company’s television stations that have commenced broadcasting multiple digital programming streams (“digital multicasting”) to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital programming streams (a “digital channel”). The Master Agreement has a term of 50 years and is automatically renewable for successive ten-year periods.
     Pursuant to the June 2005 amendment, effective July 1, 2005, CNI relinquished its right to require the Company to broadcast CNI’s programming during the overnight hours on the analog signal of each of the Company’s stations, and accelerated the exercise of its right under the Master Agreement to require those of the Company’s television stations that have commenced digital multicasting (currently 45 of the Company’s 57 owned television stations) to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital channels. CNI retains its existing right to require those of the Company’s stations that have not yet commenced digital multicasting (an additional 12 stations) to carry CNI’s programming on one of the station’s digital channels promptly following the date each such station commences digital multicasting.
     As consideration for the June 2005 amendment, the Company agreed to pay CNI an aggregate of $3.25 million, of which $1.0 million was payable upon execution of the amendment, with the remaining $2.25 million due as follows: $500,000 due on September 29, 2005, December 31, 2005, March 31, 2006 and June 30, 2006, respectively, and $250,000 due on September 29, 2006. As of July 1, 2005, the Company ceased carrying CNI’s programming during the overnight hours on the analog signal of each of the Company’s stations, and commenced airing long form paid programming during these hours.
     Network Operations Center – The Company and CNI have also entered into a letter agreement, dated June 13, 2005 (the “Services Agreement”), pursuant to which the Company has agreed to provide satellite up-link and related services to CNI with respect to CNI’s digital television programming, and CNI has agreed to pay the Company a monthly fee of $19,432 for such services. The Company has the right to adjust the foregoing fee on an annual basis effective as of January 1 of each year during the term, commencing January

1, 2006, such that the fee is increased to an amount which proportionately reflects increases in the Company’s direct cost of providing the services plus an administrative charge of 10% of such direct costs. The term of the Services Agreement commenced July 1, 2005 and terminates December 31, 2010. CNI has the right to terminate the Services Agreement at any time upon the provision of 30 days’ prior written notice to the Company.
     NBC Demand for Arbitration – In May 2005, NBC filed a demand for arbitration under its investment agreement with the Company, in which NBC asserts that the changes in the Company’s business described in Note 2, including the termination of the Company’s network and national sales agency agreements and JSAs with NBC, constitute a breach by the Company of the investment agreement in that they could reasonably be expected to have a material adverse effect on the Company. NBC has also asserted that the Company’s actions in terminating these agreements constitute a breach of each of these agreements, and seeks damages for alleged breaches and a declaratory judgment that each of these agreements remains in force. The Company took action to terminate these agreements with the expectation that its operating results would be improved, and does not believe its actions constitute a breach of the investment agreement with NBC. Although the Company intends to vigorously contest NBC’s claims, the Company can provide no assurance that it will prevail. An award of material damages to NBC, or a decision that requires the Company to maintain these agreements in effect, could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
     World Trade Center Litigation Settlement - The Company’s antenna, transmitter and other broadcast equipment for its New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. The Company filed property damage, business interruption and extra expense insurance claims with its insurer. In March 2003, the insurer filed an action against the Company in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy, which the Company purchased from it. On April 30, 2005, the Company settled its claims against the insurer for $24.5 million (less $7.7 million previously paid). On May 3, 2005, the Company received payment of $16.8 million pursuant to the aforementioned settlement. Of the $16.8 million settlement received on May 3, 2005, $1.1 million was recorded as an offset against expenses incurred in connection with this litigation, which are included in selling, general and administrative expenses in the accompanying statements of operations, and the remainder was recorded as insurance recoveries in the accompanying statements of operations.
     Accelerated Vesting of Unvested Shares and Options of Former Directors - During the first six months of 2005, the Company’s board of directors approved accelerated vesting of an aggregate of 136,000 shares of Class A common stock, and options exercisable for 64,000 shares, held by former directors of the Company, effective upon conclusion of their service as directors, resulting in $0.4 million of additional stock based compensation expense for the six months ended June 30, 2005.
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

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

	As of June 30, 2005 (in thousands)
		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$158,137	$9,952	$—	$168,089
Receivable from wholly owned subsidiaries	891,601	—	(891,601)	—
Intangible assets, net	48,723	833,148	—	881,871
Investment in and advances to wholly owned subsidiaries	19,287	—	(19,287)	—
Property, equipment and other assets, net	42,249	90,541	—	132,790

Total assets	$1,159,997	$933,641	$(910,888)	$1,182,750

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$89,468	$11,507	$—	$100,975
Deferred income taxes	163,922	—	—	163,922
Senior secured notes, senior subordinated notes and bank financing, net of current portion	1,030,862	—	—	1,030,862
Notes payable to Parent Company	—	891,601	(891,601)	—
Mandatorily redeemable preferred stock	504,939	—	—	504,939
Other long-term liabilities	11,170	11,246	—	22,416

Total liabilities	1,800,361	914,354	(891,601)	1,823,114
Mandatorily redeemable and convertible preferred stock	821,467	—	—	821,467
Commitments and contingencies
Stockholders’ deficit	(1,461,831)	19,287	(19,287)	(1,461,831)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,159,997	$933,641	$(910,888)	$1,182,750

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2005 (in thousands)
		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group
Net revenues	$38,101	$25,169	$—	$63,270

EXPENSES:
Programming and broadcast operations	2,562	10,992	—	13,554
Program rights amortization	17,131	—	—	17,131
Selling, general and administrative	12,512	14,977	—	27,489
Depreciation and amortization	3,404	6,715	—	10,119
Insurance recoveries	(15,652)	—	—	(15,652)
Stock-based compensation	1,220	—	—	1,220
Restructuring charges	12	1,843	—	1,855
Other operating expenses	121	1,145	—	1,266

Total operating expenses	21,310	35,672	—	56,982
Loss on sale or disposal of broadcast and other assets, net	—	(510)	—	(510)

Operating income (loss)	16,791	(11,013)	—	5,778

OTHER INCOME (EXPENSE):
Interest expense	(3,182)	(26,816)	—	(29,998)
Dividends on mandatorily redeemable preferred stock	(17,086)	—	—	(17,086)
Other income (expense), net	1,058	—	—	1,058
Equity in losses of consolidated subsidiaries	(37,829)	—	37,829	—

Loss before income taxes	(40,248)	(37,829)	37,829	(40,248)
Income tax benefit	31,508	—	—	31,508

Net loss	(8,740)	(37,829)	37,829	(8,740)
Dividends and accretion on redeemable and convertible preferred stock	(33,010)	—	—	(33,010)

Net loss attributable to common stockholders	$(41,750)	$(37,829)	$37,829	$(41,750)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30, 2005 (in thousands)
		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group
Net revenues	$79,722	$51,858	$—	$131,580

EXPENSES:
Programming and broadcast operations	6,178	22,070	—	28,248
Program rights amortization	33,375	—	—	33,375
Selling, general and administrative	28,681	30,240	—	58,921
Depreciation and amortization	6,484	12,587	—	19,071
Insurance recoveries	(15,652)	—	—	(15,652)
Stock-based compensation	2,062	—	—	2,062
Restructuring charges	2,357	1,890	—	4,247
Other operating expenses	(134)	2,290	—	2,156

Total operating expenses	63,351	69,077	—	132,428
Loss on sale or disposal of broadcast and other assets, net	—	(567)	—	(567)

Operating income (loss)	16,371	(17,786)	—	(1,415)

OTHER INCOME (EXPENSE):
Interest expense	(1,607)	(53,600)	—	(55,207)
Dividends on mandatorily redeemable preferred stock	(33,584)	—	—	(33,584)
Other income, net	5,427	—	—	5,427
Equity in losses of consolidated subsidiaries	(71,386)	—	71,386	—

Loss before income taxes	(84,779)	(71,386)	71,386	(84,779)
Income tax benefit	27,874	—	—	27,874

Net loss	(56,905)	(71,386)	71,386	(56,905)
Dividends and accretion on redeemable and convertible preferred stock	(80,722)	—	—	(80,722)

Net loss attributable to common stockholders	$(137,627)	$(71,386)	$71,386	$(137,627)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2005 (in thousands)
		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$(5,641)	$2,838	$—	$(2,803)

Cash flows used in investing activities:
Decrease in short term investments	5,993	—	—	5,993
Refund of programming letters of credit	24,603	—	—	24,603
Purchases of property and equipment	(2,119)	(2,822)	—	(4,941)
Proceeds from sale of broadcast assets	3	—	—	3

Other	(1,000)	(22)	—	(1,022)

Net cash provided by (used in) investing activities	27,480	(2,844)	—	24,636

Cash flows from financing activities:

Repayments of long-term debt	(31)	—	—	(31)

Payments of employee withholding taxes on exercise of stock options, net	(8)	—	—	(8)
Proceeds from exercise of common stock options, net	5	—	—	5

Net cash used in financing activities	(34)	—	—	(34)

Increase (decrease) in cash and cash equivalents	21,805	(6)	—	21,799
Cash and cash equivalents, beginning of period	82,015	32	—	82,047

Cash and cash equivalents, end of period	$103,820	$26	$—	$103,846

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

	As of December 31, 2004 (in thousands)
		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$177,900	$11,561	$—	$189,461
Receivable from wholly owned subsidiaries	891,601	—	(891,601)	—
Intangible assets, net	50,790	833,435	—	884,225
Investment in and advances to wholly owned subsidiaries	33,837	—	(33,837)	—
Property, equipment and other assets, net	50,003	100,616	—	150,619

Total assets	$1,204,131	$945,612	$(925,438)	$1,224,305

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$102,792	$9,247	$—	$112,039
Deferred income taxes	194,706	—	—	194,706
Senior secured and senior subordinated notes, net of current portion	1,004,029	—	—	1,004,029
Notes payable to Parent Company	—	891,601	(891,601)	—
Mandatorily redeemable preferred stock	471,355	—	—	471,355
Other long-term liabilities	17,845	10,927	—	28,772

Total liabilities	1,790,727	911,775	(891,601)	1,810,901
Mandatorily redeemable and convertible preferred stock	740,745	—	—	740,745
Commitments and contingencies Stockholders’ deficit	(1,327,341)	33,837	(33,837)	(1,327,341)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,204,131	$945,612	$(925,438)	$1,224,305

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2004 (in thousands)
		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group
Net revenues	$42,965	$26,912	$—	$69,877

EXPENSES:
Programming and broadcast operations	3,267	10,375	—	13,642
Program rights amortization	10,843	—	—	10,843
Selling, general and administrative	18,006	15,316	—	33,322
Stock-based compensation	2,533	—	—	2,533
Other operating expenses	467	1,101	—	1,568
Depreciation and amortization	3,379	8,058	—	11,437

Total operating expenses	38,495	34,850	—	73,345
Gain on sale or disposal of broadcast and other assets, net	1,001	5,066	—	6,067

Operating income(loss)	5,471	(2,872)	—	2,599

OTHER INCOME (EXPENSE):
Interest expense	(22,994)	(71)	—	(23,065)
Dividends on mandatorily redeemable preferred stock	(14,888)	—	—	(14,888)
Other income (expense), net	1,082	(1)	—	1,081
Loss of extinguishment of debt	7	—	—	7
Equity in losses of consolidated subsidiaries	(2,944)	—	2,944	—

Loss before income taxes	(34,266)	(2,944)	2,944	(34,266)
Income tax provision	(2,886)	—	—	(2,886)

Net loss	(37,152)	(2,944)	2,944	(37,152)
Dividends and accretion on redeemable and convertible preferred stock	(11,624)	—	—	(11,624)

Net loss attributable to common stockholders	$(48,776)	$(2,944)	$2,944	$(48,776)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net revenues	$87,487	$53,684	$—	$141,171

EXPENSES:
Programming and broadcast operations	6,835	20,626	—	27,461
Program rights amortization	26,533	—	—	26,533
Selling, general and administrative	33,120	30,416	—	63,536
Stock-based compensation	4,755	—	—	4,755
Other operating expenses	597	2,202	—	2,799
Depreciation and amortization	6,606	15,091	—	21,697

Total operating expenses	78,446	68,335	—	146,781
Gain on sale or disposal of broadcast and other assets, net	881	5,077	—	5,958

Operating income (loss)	9,922	(9,574)	—	348

OTHER INCOME (EXPENSE):
Interest expense	(45,524)	(106)	—	(45,630)
Dividends on mandatorily redeemable preferred stock	(29,265)	—	—	(29,265)
Other income, net	3,315	—	—	3,315
Loss on extinguishment of debt	(6,286)	—	—	(6,286)
Equity in losses of consolidated subsidiaries	(9,681)	—	9,681	—

Loss before income taxes	(77,519)	(9,680)	9,681	(77,518)
Income tax provision	(8,315)	(1)	—	(8,316)

Net loss	(85,834)	(9,681)	9,681	(85,834)
Dividends and accretion on redeemable and convertible preferred stock	(23,173)	—	—	(23,173)

Net loss attributable to common stockholders	$(109,007)	$(9,681)	$9,681	$(109,007)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$(22,850)	$5,596	$—	$(17,254)

Cash flows from investing activities:
Decrease in short term investments	5,957	—	—	5,957
Deposits for programming letters of credit	(856)	—	—	(856)
Purchases of property and equipment	(2,511)	(5,554)	—	(8,065)
Proceeds from sales of broadcast towers and property and equipment	9,988	—	—	9,988
Other	8	(44)	—	(36)

Net cash provided by (used in) investing activities	12,586	(5,598)	—	6,988

Cash flows from financing activities:
Borrowings of long-term debt	365,000	—	—	365,000
Repayments of long-term debt	(335,657)	—	—	(335,657)
Payments of loan origination costs	(11,432)	—	—	(11,432)
Proceeds from exercise of common stock options, net	3	—	—	3
Proceeds from stock subscription notes receivable	73	—	—	73

Net cash provided by financing activities	17,987	—	—	17,987

Increase (decrease) in cash and cash equivalents	7,723	(2)	—	7,721
Cash and cash equivalents, beginning of period	97,090	33	—	97,123

Cash and cash equivalents, end of period	$104,813	$31	$—	$104,844

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. We operate a network that provides programming seven days per week, 24 hours per day, and reaches approximately 91 million homes, or 84% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air, as well as movies, sports and game shows. The balance of our programming consists of long form paid programming (principally infomercials) and public interest programming. We have obtained certain data, such as market rank and television household data set forth in this report, from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.
     For the three and six month periods ended June 30, 2005, the Company generated net revenues of $41.2 million and $87.4 million, respectively, from the sale of local and national air time for long-form paid programming, consisting primarily of infomercials. For the three and six month periods ended June 30, 2004, the Company generated $42.0 million and $87.4 million, respectively, from the sale of local and national long-form paid programming. The remainder of the Company’s net revenues ($22.1 million and $44.2 million for the three and six month periods ended June 30, 2005, respectively, and $27.9 million and $53.8 million for the three and six month periods ended June 30, 2004, respectively) were primarily generated from the sale of commercial spot advertisements.
     We are implementing significant changes to our business strategy, including changes in our programming and sales operations. Among the key elements of our new strategy are:
•	rebranding our network to “i” (for independent television) from PAX TV, which we began on July 1, 2005;

•	significantly reducing our programming expenses by eliminating investments in new original entertainment programming;

•	phasing out our sales of commercial spot advertisements that are based on audience ratings, and increasing our sales of spot advertisements that are not dependent upon audience ratings, such as direct response advertising; and

•	providing entertainment programming consisting of original entertainment programs we previously aired on PAX TV, syndicated programming and programming of third parties who have purchased from us the right to air their programming during specific time periods.
     We expect to continue to provide approximately the same amount of entertainment programming, long form paid programming and public interest programming as we currently provide, and to provide this programming across our entire distribution system on a “network” basis.
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
     Our business operations presently do not provide sufficient cash flow to support our debt service requirements and to pay cash dividends on our preferred stock. In September 2002, we engaged Bear, Stearns & Co. Inc. and in August 2003 we engaged Citigroup Global Markets Inc. to act as our financial advisors to assess our business plan, capital structure and future capital needs, and to explore strategic alternatives for our company. We terminated these engagements in March 2005 as no viable strategic transactions had been developed on terms that we believed would be in the best interests of our stockholders. While we will continue to consider strategic alternatives that may arise, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, our principal efforts are focused on improving our core business operations and increasing our cash flow. See “Forward Looking Statements and Associated Risks and Uncertainties—Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.”

Financial Performance:
•	Net revenues in the second quarter of 2005 decreased 9.4% to $63.3 million from $69.9 million in the second quarter of 2004, primarily due to lower ratings resulting in lower network spot revenues.
Net revenues for the six months ended June 30, 2005 decreased 6.8% to $131.6 million from $141.2 million for the six months ended June 30, 2004 primarily due to lower ratings resulting in lower network spot revenues.
•	Operating income in the second quarter of 2005 was $5.8 million compared to operating income of $2.6 million in the second quarter of 2004. Operating income in the second quarter of 2005 reflects the decrease in net revenues described above, a $6.3 million increase in program rights amortization, lower selling, general and administrative expenses primarily resulting from reduced promotional spending, lower legal fees, lower employee-related costs resulting from the restructuring described elsewhere in this report, partially offset by increased consulting and other fees, $16.8 million of insurance recoveries received in connection with an insurance settlement with our former insurer and restructuring charges of $1.9 million. Operating income for the three months ended June 30, 2004 included a gain of approximately $6.1 million from the sale of our television station serving the Shreveport, Louisiana market.
Operating loss for the six months ended June 30, 2005 was $1.4 million compared to operating income of $0.3 million for the six months ended June 30, 2004. Operating loss for the six months ended June 30, 2005 includes the decrease in net revenues described above, increased programming rights amortization in the amount of $6.8 million, $16.8 million of insurance recoveries received in connection with an insurance settlement with our former insurer and restructuring charges of $4.2 million. Operating income for the six months ended June 30, 2004 included a gain of $6.1 million from the sale of our television station serving the Shreveport, Louisiana market.
•	Net loss attributable to common stockholders in the second quarter of 2005 was $41.8 million compared to a net loss attributable to common stockholders of $48.8 million in the second quarter of 2004. Net loss attributable to common stockholders for the second quarter of 2005 includes the items described above, a $34.8 million benefit from income taxes resulting from the acceptance of a settlement with the IRS that resulted in the expected realization of certain net operating losses net of certain state income taxes, increased interest expense resulting from higher accretion on our 12 1/4% senior subordinated discount notes, and increased dividends resulting from a rate adjustment on our Series B preferred stock to 28.3% from 8%.
Net loss attributable to common stockholders for the six months ended June 30, 2005 was $137.6 million compared to a net loss attributable to common stockholders of $109.0 million for the six months ended June 30, 2004. The net loss attributable to common stockholders for the six months ended June 30, 2005 includes the items described above, increased interest expense resulting from higher accretion on our 12 1/4% senior subordinated discount notes, increased dividends resulting from the adjustment of the rate on our Series B preferred stock to 28.3% (including $14.8 million which related to the application of the increased rate to be applied for the period from September 15, 2004 through December 31, 2004) and a $3.4 million gain resulting from the expiration of an agreement that required us to provide certain advertising to another party.
The net loss attributable to common stockholders for the second quarter of 2004 includes the gain from the sale of a television station described above and the net loss attributable to common stockholders for the six months ended June 30, 2004 includes a loss on extinguishment of debt amounting to $6.3 million resulting from the refinancing of our senior credit facility in January 2004.
•	Cash flows used in operating activities were $2.8 million in the second quarter of 2005 compared to cash flows used in operating activities of $17.3 million in the second quarter of 2004. The decrease is primarily attributable to the receipt of $16.8 million of insurance recoveries as discussed above.
Balance Sheet:
     Our cash, cash equivalents and short-term investments increased during the six months ended June 30, 2005 by $15.8 million to $103.8 million, primarily as a result of insurance recoveries received in connection with a settlement with our former insurer. Our total debt, which primarily comprises three series of notes, increased $26.8 million for the six months ended June 30, 2005 to $1.0 billion as of June 30, 2005. The increase in total debt for the six months ended June 30, 2005 resulted primarily from the accretion on our 12 1/4% senior subordinated discount notes. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with a carrying value of $1.3 billion as of June 30, 2005. The notes other than the discount notes require us to make periodic cash interest payments on a current basis. The discount notes accrete until July 2006, at which time we will be obligated to make cash interest payments on a current basis. All series of preferred stock accrue dividends but do not require current cash dividend payments. None of these instruments matures or requires mandatory principal repayments until the fourth quarter of 2006.
     During 2003 and 2004, we issued letters of credit to support our obligation to pay for certain original programming. The settlement of such letters of credit generally occurs during the first quarter of the year. As a result of this strategy, our programming payments are typically higher in the first quarter of the year compared to the other three quarters of the year.
Sources of Cash:
     Our principal sources of cash in the first six months of 2005 were insurance recoveries received in connection with a settlement with our former insurer, revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising. We expect our principal sources of cash in the remainder of 2005 to consist of revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising. We are also exploring the sale of certain broadcast station assets, which if completed during 2005 would generate additional cash.
Key Company Performance Indicators:
     We use a number of key performance indicators to evaluate and manage our business. One of the key indicators related to the performance of our long form paid programming is long form advertising rates. These rates can be affected by the number of television outlets through which long form advertisers can air their programs, weather patterns which can affect viewing levels and new product introductions. We monitor early indicators such as how new products are performing and our ability to increase or decrease rates for given time slots.
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
     We are implementing significant changes to our business strategy, including phasing out our sales of commercial spot advertisements that are based on audience ratings. Upon implementation of these changes to our sales operations, the key performance indicators discussed in the preceding two paragraphs are unlikely to continue to be meaningful indicators of our performance.

RESULTS OF OPERATIONS
     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net revenues (net of agency commissions)	$63,270	$69,877	$131,580	$141,171
Expenses:
Programming and broadcast operations	13,554	13,642	28,248	27,461
Program rights amortization	17,131	10,843	33,375	26,533
Selling, general and administrative	27,489	33,322	58,921	63,536
Depreciation and amortization	10,119	11,437	19,071	21,697
Insurance recoveries	(15,652)	—	(15,652)	—
Time brokerage and affiliation fees	1,145	1,101	2,290	2,202
Stock-based compensation	1,220	2,533	2,062	4,755
Restructuring charges	1,855	—	4,247	—
Reserve for state taxes	121	467	(134)	597

Total operating expenses	56,982	73,345	132,428	146,781
(Loss) gain on sale or disposal of broadcast and other assets	(510)	6,067	(567)	5,958

Operating income (loss)	$5,778	$2,599	$(1,415)	$348

Other Data:
Program rights payments and deposits	$5,333	$11,775	$38,860	$44,897
Purchases of property and equipment	3,314	2,972	4,941	8,065
Cash flows (used in) provided by operating activities	31,786	11,893	(2,803)	(17,254)
Cash flows (used in) provided by investing activities	(4,313)	12,135	24,636	6,988
Cash flows (used in) provided by financing activities	(20)	28	(34)	17,987
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
     Net revenues decreased 9.4% to $63.3 million for the three months ended June 30, 2005 from $69.9 million for the three months ended June 30, 2004. This decrease is primarily attributable to lower ratings resulting in lower network spot revenues.
     Programming and broadcast operations expenses were $13.6 million during the three months ended June 30, 2005, compared with $13.6 million for the comparable period in the prior year. The decrease is primarily due to lower employee-related costs resulting from the restructuring discussed elsewhere in this report, partially offset by higher tower rent and utilities expense.
     Program rights amortization expense was $17.1 million during the three months ended June 30, 2005, compared with $10.8 million for the comparable period in the prior year. The increase is primarily due to new original and syndicated programming in 2005 when compared to the comparable period in the prior year.
     Selling, general and administrative expenses were $27.5 million during the three months ended June 30, 2005, compared with $33.3 million for the comparable period in the prior year. The decrease is primarily due to reduced promotional spending, lower legal fees (including an offset of legal expenses in 2005 as a result of the settlement with our former insurer as described below) and lower employee-related costs resulting from the restructuring described elsewhere in this report, partially offset by increased consulting and other fees.
     Depreciation and amortization expense was $10.1 million during the three months ended June 30, 2005 compared with $11.4 million for the comparable period in the prior year. This decrease is primarily due to assets becoming fully depreciated resulting in lower depreciation and amortization expense in 2005 when compared to the comparable period in the prior year. Included in depreciation and amortization expense during the three months ended June 30, 2005 is approximately $1.2 million of leasehold improvements at JSA locations for which we shortened the amortizable lives to coincide with the termination of the related agreements.
     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer. In March 2003, the insurer filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from it. On April 30, 2005, we settled our claims against the insurer for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the aforementioned settlement on May 3, 2005, $1.1 million of which was recorded as an offset against expenses incurred in connection with this litigation (which were included in selling, general and administrative expenses), and the remainder of which was recorded as “insurance recoveries”.
     During the second quarter of 2005, we recorded a restructuring charge of $1.9 million in connection with our plan to substantially reduce or eliminate the sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements.
     Stock-based compensation expense decreased to $1.2 million for the three months ended June 30, 2005 from $2.5 million for the comparable period of the prior year. Stock-based compensation expense for the three months ended June 30, 2004 includes $1.0 million resulting from the accelerated vesting of unvested shares held by employees who separated from employment with us.
     In May 2004, we completed the sale of our television station KPXJ, serving the Shreveport, Louisiana market, for approximately $10.0 million resulting in a pre-tax gain of approximately $6.1 million.
     Interest expense for the three months ended June 30, 2005 increased to $30.0 million from $23.1 million in the same period in 2004. The increase is primarily due to interest on federal and state income taxes in the amount of $3.7 million in connection with our pending settlement with the IRS as further described below and higher accretion on our 12 1/4% senior subordinated discount notes.
     Dividends on mandatorily redeemable preferred stock were $17.1 million for the three months ended June 30, 2005 compared to $14.9 million for the three months ended June 30, 2004.
     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a ‘‘like-kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS has examined our 1997 tax return and has issued us a ‘‘30-day letter’’ proposing to disallow all of our gain deferral. In addition, the IRS offered an alternative position that, in the event it is unsuccessful in disallowing all of the gain deferral, approximately $62.0 million of the $333.0 million gain deferral would be disallowed on the basis that some of the assets were not “like-kind.” We filed a protest to these positions with the IRS appeals division.
     In June 2005, we reached a tentative settlement of this matter that would result in our recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of our radio division in 1997. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, we would not be liable for any federal tax deficiency, but would be liable for state income taxes. We have estimated the amount of state income taxes for which we would be liable as of June 30, 2005 to be approximately $2.9 million. In addition, we would be liable for interest on the tax liability for the period prior to the carry back of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest as of June 30, 2005 to be $2.0 million and $1.7 million, respectively. Because we previously established a deferred tax liability at the time of the “like-kind” exchange and because we previously established a valuation allowance against our net operating losses, the use of our losses to offset the additional gain to be recognized would result in a reduction of the established valuation allowance in the amount of $37.7 million. Our settlement with the IRS is subject to the execution of a closing agreement. As a result of reaching the settlement with the IRS, we have concluded that it is more likely than not that our net operating losses, up to the amount of the additional gain to be recognized, will be realized and that it is probable that we will incur additional state income taxes as well as federal and state interest expense. As a result, in the second quarter of 2005, we recognized an income tax benefit in the amount of $34.8 million resulting from the realization of our net operating losses, net of state income taxes.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $33.0 million for the three months ended June 30, 2005 compared to $11.6 million for the three months ended June 30, 2004. The increase primarily resulted from the rate adjustment on our Series B preferred stock to 28.3% from 8% for the same period in 2004.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004
     Net revenues decreased 6.8% to $131.6 million for the six months ended June 30, 2005 from $141.2 million for the six months ended June 30, 2004. This decrease is primarily attributable to lower ratings resulting in lower network spot revenues.
     Programming and broadcast operations expenses were $28.2 million during the six months ended June 30, 2005, compared with $27.5 million for the comparable period in the prior year. This increase is primarily due to higher tower rent and utilities expense partially offset by lower employee related expenses due to the restructuring discussed elsewhere in this report.
     Program rights amortization expense was $33.4 million during the six months ended June 30, 2005, compared with $26.5 million for the comparable period in the prior year. The increase is primarily due to new original and syndicated programming in 2005 when compared to the comparable period in the prior year.
     Selling, general and administrative expenses were $58.9 million during the six months ended June 30, 2005, compared with $63.5 million for the comparable period in the prior year. The decrease is primarily due to reduced promotional spending, lower legal fees (including an offset of legal expenses in 2005 as a result of the settlement with our former insurer as described above) and lower employee related costs resulting from the restructuring described elsewhere in this report, partially offset by increased and consulting and other fees.
     Depreciation and amortization expense was $19.1 million during the six months ended June 30, 2005 compared with $21.7 million for the comparable period in the prior year. This decrease is primarily due to assets becoming fully depreciated resulting in lower depreciation and amortization expense in 2005 when compared to the comparable period in the prior year partially offset by $1.2 million of amortization expense for leasehold improvements at JSA locations for which we shortened the amortizable lives to coincide with the termination of the related agreements.
     On May 3, 2005, we received $16.8 million pursuant to the aforementioned settlement of our insurance claim arising from the destruction of our antenna, transmitter and other broadcast equipment upon the collapse of the World Trade Center on September 11, 2001. We recorded $1.1 million of the settlement as an offset against expenses incurred in connection with this litigation, which were included in selling, general and administrative expenses, and the remainder as “insurance recoveries”.
     During the six months ended June 30, 2005, we recorded a restructuring charge of $4.2 million in connection with our plan to substantially reduce or eliminate the sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements.
     Stock-based compensation expense decreased to $2.1 million for the six months ended June 30, 2005 from $4.8 million for the comparable period of the prior year. The decrease results from awards that fully vested in 2004 and the inclusion in 2004 of $1.0 million in stock-based compensation expense resulting from the accelerated vesting of unvested shares held by employees who separated from employment with us.
     In May 2004 we completed the sale of our television station KPXJ, serving the Shreveport, Louisiana market, for approximately $10.0 million, resulting in a pre-tax gain of approximately $6.1 million.
     Interest expense for the six months ended June 30, 2005 increased to $55.2 million from $45.6 million in the same period in 2004. The increase is primarily due to higher accretion on our 12 1/4% senior subordinated discount notes and interest on federal and state income taxes in the amount of $3.7 million in connection with our acceptance of a settlement with the IRS as described above.
     Dividends on mandatorily redeemable preferred stock were $33.6 million for the six months ended June 30, 2005 compared to $29.3 million for the six months ended June 30, 2004.
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

     Included in other income, net, for the six months ended June 30, 2005 is a $3.4 million gain resulting from the expiration of an agreement that required us to provide certain advertising to another party.
     As a result of reaching the settlement with the IRS, we have concluded that it is more likely than not that our net operating losses, up to the amount of the additional gain to be recognized, will be realized and that it is probable that we will incur additional state income taxes as well as federal and state interest expense. As a result, in the second quarter of 2005, we recognized an income tax benefit in the amount of $34.8 million resulting from the realization of our net operating losses, net of state income taxes.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $80.7 million for the six months ended June 30, 2005 compared to $23.2 million for the three months ended June 30, 2004. The increase primarily resulted from the rate adjustment on our Series B preferred stock to 28.3% from 8% for the same period in 2004, including a $14.8 million adjustment to apply the 28.3% rate retroactively to the period from September 15, 2004 through December 31, 2004.
RESTRUCTURING
     During the six months ended June 30, 2005, we adopted a plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. In connection with this plan we:
•	notified all of our JSA partners, other than NBC, that we were exercising our right to terminate the JSAs, effective June 30, 2005;

•	exercised our right to terminate all of our network affiliation agreements, effective June 30, 2005;

•	notified NBC that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBC, pursuant to which NBC sells national spot advertisements for 49 of our 60 stations; and

•	reduced personnel by 68 employees.
     We and NBC have entered into a number of agreements affecting our business operations, including an agreement under which NBC provided network sales, marketing and research services. Pursuant to the terms of the JSAs between our stations and NBC’s owned and operated stations serving the same markets, the NBC stations sold all non-network spot advertising of our stations and received commission compensation for such sales. Certain of our station operations, including sales operations, were integrated with the corresponding functions of the related NBC station and we reimbursed NBC for the cost of performing these operations. For the six months ended June 30, 2005 and 2004, we incurred expenses totaling approximately $11.4 million and $11.0 million, respectively, for commission compensation and cost reimbursements to NBC in connection with these arrangements. We began discussions with NBC as to the termination of our network sales agreement and each of our JSAs with NBC (covering 14 of our stations in 12 markets). Other than sales support services with respect to network advertising sold prior to July 2005 which we have yet to air, NBC no longer provides services to us under these agreements. We expect that the performance of our business during 2005 will be affected by the costs of terminating these arrangements, including the possible disruption of our network advertising sales efforts resulting from the transfer of this function from NBC to our own employees.
     For the six months ended June 30, 2005 and 2004, we incurred expenses totaling approximately $10.5 million and $10.9 million, respectively for commission compensation and cost reimbursement to non-NBC JSA partners.
     In connection with the termination of our JSAs, we expect to relocate up to 22 of our station master controls which are currently located in our JSA partner’s facility, at an approximate cash outlay of between $5.0 million and $7.0 million primarily for moving expenses and new equipment. As of June 30, 2005, we have incurred $0.2 million in connection with moving our station master controls.
     We account for restructuring costs pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Through the second quarter of 2005, we have recorded a restructuring charge in the amount of $4.2 million in connection with the aforementioned restructuring activities. The restructuring charge primarily consisted of one-time termination benefits in connection with personnel reductions at the Company (including $1.1 million in stock-based compensation expense) and personnel reductions for our JSA partners and NBC. We presently are unable to determine the amount of additional restructuring charges, if any, that we may incur in connection with the termination of certain of our contractual arrangements with NBC.

INCOME TAXES
     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a ‘‘like-kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS has examined our 1997 tax return and has issued us a ‘‘30-day letter’’ proposing to disallow all of our gain deferral. In addition, the ‘‘30-day letter’’ offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62.0 million of the $333.0 million gain deferral would be disallowed on the basis that some of the assets were not “like-kind.” We filed a protest to these positions with the IRS appeals division.
     In June 2005, we reached a tentative settlement on this matter with the IRS that would result in our recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of our radio division in 1997. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, we would not be liable for any federal tax deficiency, but would be liable for state income taxes. We have estimated the amount of state income taxes for which we would be liable as of June 30, 2005 to be approximately $2.9 million. In addition, we would be liable for interest on the tax liability for the period prior to the carry back of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest as of June 30, 2005 to be $2.0 million and $1.7 million, respectively. Because we previously established a deferred tax liability at the time of the “like-kind” exchange and because we previously established a valuation allowance against our net operating losses, the use of our losses to offset the additional gain to be recognized would result in the reduction of our established valuation allowance in the amount of $37.7 million.
     Our settlement with the IRS is subject to the execution of a closing agreement. As a result of reaching the settlement with the IRS, we have concluded that it is more likely than not that our net operating losses, up to the amount of the additional gain to be recognized, will be realized and that it is probable that we will incur additional state income taxes as well as federal and state interest expense. As a result, in the second quarter of 2005, we recognized an income tax benefit in the amount of $34.8 million resulting from the realization of our net operating losses, net of state income taxes. In addition, we recognized interest expense in the amount of $3.7 million resulting from federal and state income taxes.
     For the three and six month periods ended June 30, 2005, we recorded a provision for income taxes in the amount of $3.3 million and $6.9 million, respectively. For the three and six month periods ended June 30, 2004, we recorded a provision for income taxes in the amount of $2.9 million and $8.3 million, respectively. The provision for income taxes is determined based on the estimated annual effective income tax rate (exclusive of the net income tax benefit resulting from the tentative settlement with the IRS as discussed above). As of June 30, 2005 and 2004, we have recorded a valuation allowance for our deferred tax assets (primarily resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as we believe it is more likely than not that we will be unable to utilize our remaining net deferred tax assets.
     As of December 31, 2004 and June 30, 2005, the liability for deferred income taxes amounted to $194.7 million and $163.9 million, respectively. The decrease in the liability for deferred income taxes from December 31, 2004 to June 30 2005, primarily resulted from the tentative settlement reached with the IRS as described above, which primarily resulted in a net decrease of $38.0 million to our deferred tax asset associated with net operating losses, a net decrease of $37.7 million in the deferred tax liability associated with our FCC licenses and a net decrease of $37.7 million in our net deferred tax asset valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand and our net working capital. As of June 30, 2005, we had $103.8 million in cash and cash equivalents and we had working capital of approximately $67.1 million. We believe that cash on hand as well as cash provided by future operations and our net working capital will provide the liquidity necessary to meet our obligations and financial commitments through at least the next twelve months. Our 12 1/4% senior subordinated discount notes require us to commence making semi-annual interest payments of $30.4 million beginning on July 15, 2006 and on each July 15 and January 15 thereafter. Our 10 3/4% senior subordinated notes require us to make semi-annual interest payments of $10.8 million on January 15 and July 15, respectively. Our senior secured floating rate notes require us to make quarterly interest payments at the rate of LIBOR plus 2.75% per year in January, April, July and October. The current LIBOR rate is 3.14% and we made an interest payment of $5.4 million on July 15, 2005. None of our outstanding shares of preferred stock currently require us to pay cash dividends. We are required to redeem our 14 1/4% Junior Exchangeable preferred stock and 9 3/4% Convertible preferred stock by November 16, 2006 and December 31, 2006, respectively. We believe that we will need to improve our operating cash flow over the next twelve months in order to be able to meet these obligations. Should we be unable to do so, or if our financial results were not as anticipated, we may be required to seek to sell assets or raise additional funds through the offering of equity securities in order to generate sufficient cash to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets or otherwise raising additional funds to meet our liquidity needs.
     We are involved in litigation with NBC regarding NBC’s demand for redemption of our Series B preferred stock. NBC has asserted that we continue to be required to redeem all of the shares of our Series B preferred stock held by NBC. If a court were to grant a judgment against us requiring us to pay the redemption amount of the Series B preferred stock, it would have a material adverse effect upon us. Our ability to effect any redemption is restricted by the terms of our outstanding debt and preferred stock. Further, we do not currently have sufficient funds to pay the redemption price of these securities. If any such judgment were entered, and we were unable to satisfy it, we would be in default under the indentures governing our senior secured notes and senior subordinated notes. In order to redeem NBC’s preferred stock, we would need to repay, refinance or otherwise restructure our outstanding debt and preferred stock and raise sufficient liquidity to enable us to pay the required redemption price. It is unlikely that we would be able to accomplish these actions and redeem NBC’s preferred stock were this to occur.
     During the six months ended June 30, 2005, we adopted a plan to phase out our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. In connection with this plan we:
•	notified all of our JSA partners, other than NBC, that we were exercising our right to terminate the JSAs, effective June 30, 2005;

•	exercised our right to terminate all of our network affiliation agreements, effective June 30, 2005;

•	notified NBC that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBC, pursuant to which NBC sells national spot advertisements for 49 of our 60 stations; and

•	reduced personnel by 68 employees.
     As a result of the restructuring, we expect to incur additional costs in future periods to terminate certain contractual agreements and to relocate our station master controls. We believe that we will be able to fund these additional costs from cash on hand and cash provided by future operating activities.
     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer. In March 2003, the insurer filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from it. On April 30, 2005, we settled our claims against the insurer for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the aforementioned settlement on May 3, 2005 which is reflected in operating income during the second quarter of 2005.
     Cash used in operating activities was $2.8 million and $17.3 million for the six months ended June 30, 2005 and 2004, respectively. These amounts reflect cash generated or used in connection with the operation of our network, including program rights payments and deposits and interest payments on our debt. Cash used in operating activities for the six months ended June 30, 2005 includes the receipt of the $16.8 million of insurance recoveries discussed elsewhere in this report.
     Cash provided by investing activities was approximately $24.6 million and $7.0 million for the six months ended June 30, 2005 and 2004, respectively. These amounts include capital expenditures and short-term investment transactions. In June 2005, we amended the Master Agreement for Overnight Programming, Use of Digital Capacity and Public Interest Programming (“Master Agreement”) with The Christian Network, Inc, (“CNI”) that we and CNI entered into in September 1999. Pursuant to the June 2005 amendment, effective July 1, 2005, CNI relinquished its right to require us to broadcast CNI’s programming during the overnight hours on the analog signal of each of our stations, and accelerated the exercise of its right under the Master Agreement to require those of our television stations that have commenced digital multicasting to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital channels. As consideration for the June 2005 amendment, we agreed to pay CNI an aggregate of $3.25 million, of which $1.0 million was payable upon execution of the amendment, with the remaining $2.25 million due as follows: $500,000 due on September 29, 2005, December 31, 2005, March 31, 2006 and June 30, 2006, respectively, and $250,000 due on September 29, 2006. We have options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. We have paid $4.0 million for the options to purchase these stations. The owners of these stations also have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008. These stations are currently operating under time brokerage agreements, or TBAs, with us.
     Cash provided by financing activities was $18.0 million during the six months ended June 30, 2004. This amount includes the borrowings, repayments and loan origination costs resulting from the January 2004 refinancing described below.
     Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $4.9 million and $8.1 million for the six months ended June 30, 2005 and 2004, respectively. The FCC mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel, complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC which have been granted with limited exceptions. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC’s timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in a majority of our markets and will continue to do so throughout the required time period. We currently own or operate 51 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received a construction permit from the FCC and will be completing the build-out on one station during 2006, we are awaiting construction permits from the FCC with respect to three of our television stations and five of our television stations have not received a digital channel allocation and therefore will not be converted until the end of the digital transition. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $8.0 million in 2005 and 2006 to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. We expect to fund these expenditures from cash on hand.
     On January 12, 2004, we completed a private offering of $365.0 million of senior secured floating rate notes (“Senior Secured Notes”). The Senior Secured Notes bear interest at the rate of LIBOR plus 2.75% per year payable on a quarterly basis each January, April, July and October and will mature on January 10, 2010. We may redeem the Senior Secured Notes at any time at specified redemption prices. The Senior Secured Notes are secured by substantially all of our assets. In addition, a substantial portion of the Senior Secured Notes are unconditionally guaranteed, on a joint and several senior secured basis, by all of our subsidiaries. The indenture governing the Senior Secured Notes contains certain covenants which, among other things, restrict the incurrence of additional indebtedness, the payment of dividends, transactions with related parties, certain investments and transfers or sales of certain assets. The proceeds from the offering were used to repay in full the outstanding indebtedness under our Senior Credit Facility, pre-fund letters of credit supported by the revolving credit portion of our previously existing senior credit facility and pay fees and expenses incurred in connection with the transaction.
     The terms of the indentures governing our senior notes and senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for refinancing indebtedness. The certificates of designation of two of our outstanding series of preferred stock contain similar covenants.
     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a ‘‘like-kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS has examined our 1997 tax return and has issued us a ‘‘30-day letter’’ proposing to disallow all of our gain deferral. In addition, the ‘‘30-day letter’’ offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62.0 million of the $333.0 million gain deferral will be disallowed on the basis that some of the assets were not “like-kind.” We filed a protest to these positions with the IRS appeals division.
     In June 2005, we reached a tentative settlement on this matter with the IRS which would result in our recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of our radio division in 1997. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, we would not be liable for any federal tax deficiency, but would be liable for state income taxes. We have estimated the amount of state income taxes for which we would be liable as of June 30, 2005 to be approximately $2.9 million. In addition, we would be liable for interest on the tax liability for the period prior to the carryback of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest as of June 30, 2005 to be $2.0 million and $1.7 million, respectively. Our settlement with the IRS is subject to the execution of a closing agreement.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     As of June 30, 2005, our obligations for programming rights and program rights commitments require collective payments of approximately $8.0 million as follows (in thousands):

	Obligation for	Program Rights
	Program Rights	Commitments	Total
2005 (July—December)	$5,754	$500	$6,254
2006	$1,703	$	$1,703

	$7,457	$500	$7,957

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
     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15.0 million. As of June 30, 2005, amounts due or committed to CBS totaled approximately $17.2 million. The transaction resulted in a gain of approximately $4.0 million, which is being deferred over the term of the Crown Media agreement.
     We have a significant concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of June 30, 2005, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $4.1 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on our network pursuant to our existing licensing agreement with CBS.
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
     Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of June 30, 2005, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):

	Obligations	Amounts Due from
	to CBS	Crown Media	Net Amount
2005 (July-December)	$8,004	$(2,539)	$5,465
2006	9,191	(1,711)	7,480

	17,195	(4,250)	12,945
Amount representing interest	—	187	187

	$17,195	$(4,063)	$13,132

     As of June 30, 2005, our obligations for cable distribution rights require collective payments by us of approximately $2.7 million in 2005.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS AND UNCERTAINTIES
     This Report contains forward-looking statements that reflect our current views with respect to future events. All statements in this Report other than those that are statements of historical facts are generally forward-looking statements. These statements are based on our current assumptions and analysis, which we believe to be reasonable, but are subject to numerous risks and uncertainties that could cause actual results to differ materially from our expectations. All forward-looking statements in this Report are made only as of the date of this Report, and we do not undertake any obligation to update these forward-looking statements, even though circumstances may change in the future. Factors to consider in evaluating any forward-looking statements and the other information contained herein and which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition include those set forth under “Forward-Looking Statements and Associated Risks and Uncertainties” in our Fiscal 2004 Form 10-K, along with the following updates to our Fiscal 2004 Form 10-K disclosures.
We may not be successful in operating a broadcast television network.
     We launched our PAX TV entertainment programming on August 31, 1998, and are now in our seventh network broadcasting season. Our own experiences, as well as the experiences of other new broadcast television networks during the past decade, indicate that it requires a substantial period of time and the commitment of significant financial, managerial and other resources to gain market acceptance of a new television network by viewing audiences and advertisers to a sufficient degree that the new network can attain profitability. Although we believe that our approach is unique among broadcast television networks, in that we own and operate stations reaching most of the television households that can receive our programming, our business model is unproven and to date has not been successful. We are implementing significant changes to our business strategy, including changes in our programming and sales operations, and on July 1, 2005, we began the transition of our network brand identity from “PAX TV” to “i”, to reflect our new network programming strategy of providing an independent broadcast platform for producers and syndicators of entertainment programming who desire to reach a national audience. We cannot assure you that our broadcast television network operations will gain sufficient market acceptance to be profitable or otherwise be successful.
If the rates at which we are able to sell long form paid programming were to decline, or if our new sales strategy is unsuccessful, our financial results could be adversely affected.
     Advertising revenues constitute substantially all of our operating revenues. Our ability to generate advertising revenues depends upon our ability to sell our inventory of air time for long form paid programming at acceptable rates and, with respect to entertainment programming, to provide programming which attracts sufficient numbers of viewers in desirable demographic groups to generate audience ratings that advertisers will find attractive. Long form paid programming rates are dependent upon a number of factors, including our available inventory of air time, the viewing public’s interest in the products and services being marketed through long form paid programming and economic conditions generally. Our revenues from the sale of air time for long form paid programming may decline. Our entertainment programming has not attracted sufficient targeted viewership or achieved sufficiently favorable ratings to enable us to generate enough advertising revenues to be profitable. Our ratings declined following the increase in the amount of long form paid programming on PAX TV in January 2003 and generally have continued to decline during the past year, despite our new original programming initiative launched in consultation with NBC during the second half of 2004. We are phasing out our sales of spot advertisements that are dependent upon audience ratings and replacing these sales with sales of spot advertisements that are not dependent upon audience ratings, such as direct response advertising, and sales of blocks of air time to third party programmers. While we expect our revenues are likely to decline in connection with these changes in our business strategy, we also expect to reduce significantly our programming expenses. If our new sales strategy is unsuccessful, our financial results could be adversely affected.
We may lose a portion of our television distribution platform.
     We recently exercised our right to terminate all of our network affiliation agreements effective June 30, 2005 (although most of our network affiliates have continued their affiliation under short term agreements expiring August 31, 2005). We will seek to replace the distribution lost by the termination of these agreements (consisting of approximately 3% of U.S. primetime television households) through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms. Our revenues may be reduced if we are unable to replace the lost distribution. A number of our carriage agreements with cable systems in markets where we do not own a television station place restrictions on the type of programming that we may broadcast on the local cable system. Should our programming be inconsistent with these restrictions, the cable systems may have the right to require us to distribute additional entertainment programming over these systems or the right to terminate their carriage agreements with us. Our financial results could be adversely affected if we were required to provide alternative programming to these cable systems or if we were to lose a portion of our distribution through the termination of these agreements.
Our results of operations could be adversely affected by the termination of our joint sales agreements.
     We entered into joint sales agreements, or JSAs, with respect to 45 of our television stations, each of which typically provided for our JSA partner to serve as our exclusive sales representative to sell our local station advertising. The performance of our stations operating under JSAs has been dependent to a substantial degree on the performance of our JSA partners, over which we have no control. In March 2005, we notified all of our JSA partners other than NBC that we were exercising our right to terminate the JSAs, effective June 30, 2005, and we began discussions with NBC as to the termination of each of the JSAs with NBC (covering 14 of our stations in 12 markets). Although we took this action with the expectation that our operating results would be improved, we may incur significant costs to resume operating the stations ourselves, including the expense of re-establishing office and studio facilities separate from those of our JSA partners, or transferring performance of these functions to another broadcast television station operator. We expect to relocate up to 22 of our station master controls which are currently located in our JSA partner’s facility, at an approximate cash outlay to us of $7.0 million. The termination of our JSAs could adversely affect our results of operations.
Our results of operations could be adversely affected by the termination of our network and national sales agency agreements with NBC.
     We had significant operating relationships with NBC which had been developed since NBC’s investment in us in September 1999. NBC served as our exclusive sales representative to sell most of our PAX TV network advertising and as the exclusive national sales representative for most of our stations. In March 2005, we notified NBC that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBC, and we began discussions with NBC as to the termination of our network sales agency agreement with NBC. Other than certain sales support services with respect to network advertising sold prior to July 2005 which we have yet to air, NBC no longer provides services to us under these agreements and our network and national sales efforts are being handled by our own employees. Although we took these actions with the expectation that our operating results would be improved, we may incur significant costs in resuming performance of the advertising sales and other operating functions formerly performed by NBC. We expect our network revenues to decline in connection with these recent changes in our business strategy. The unwinding or termination of our network and national sales agency agreements with NBC could have a materially adverse effect on our results of operations.
The outcome of NBC’s demand for arbitration relating to the changes in our business could have adverse consequences for us.
     In May 2005, NBC filed a demand for arbitration under its investment agreement with us, in which NBC asserts that the changes in our business described elsewhere in this report, including the termination of our network and national sales agency agreements and JSAs with NBC, constitute a breach by us of the investment agreement in that they could reasonably be expected to have a material adverse effect upon us. NBC has also asserted that our actions in terminating these agreements constitute a breach of each of these agreements, and seeks damages for our alleged breaches and a declaratory judgment that each of these agreements remains in force. We took action to terminate these agreements with the expectation that our operating results would be improved, and do not believe our actions constitute a breach of the investment agreement with NBC. Although we intend vigorously to contest NBC’s claims, we can provide no assurance that we will prevail. An award of material damages to NBC, or a decision that requires us to maintain these agreements in effect, could have material adverse consequences for us.
The adjustment to the dividend rate on our Series B preferred stock could have adverse consequences for our business.
     On September 15, 2004, the rate at which dividends accrue on our Series B preferred stock, all of which is held by NBC, was adjusted to an annual rate of 16.2% from the initial annual rate of 8%. The rate was adjusted pursuant to the terms governing the Series B preferred stock. We retained CIBC World Markets Corp., a nationally recognized independent investment banking firm, in connection with the rate adjustment process. We are involved in litigation with NBC regarding the rate adjustment. NBC asserted that the dividend rate adjustment was not performed in the manner required by the terms of the Series B preferred stock. On April 29, 2005, the Delaware Court of Chancery held that the dividend rate on our Series B preferred stock should be reset to 28.3% per annum as of September 15, 2004. The adjusted dividend rate continues to apply only to the original issue price of $415.0 million of the Series B preferred stock, and not to accumulated and unpaid dividends, the amount of which as of June 30, 2005 was $259.2 million reflecting the increase in the dividend rate from 16.2% to 28.3% retroactive to September 15, 2004. As described in greater detail under “Forward Looking Statements and Associated Risks and Uncertainties – We have a high level of indebtedness and are subject to restrictions imposed by the terms of our indebtedness and preferred stock” in our Fiscal 2004 Form 10-K, the increase in the dividend rate on our Series B preferred stock to 28.3% could have material adverse consequences for us.

Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.
     Our ability to pursue strategic alternatives to address the challenges facing our company, such as the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or acquisition of our equity securities, is subject to various limitations and issues which we may be unable to control. A strategic transaction will, in most circumstances, require that we seek the consent of, or refinance, redeem or repay, NBC and the other holders of our preferred stock, as well as the holders of our debt. Federal Communications Commission (“FCC”) regulations may limit the type of strategic alternatives we may pursue and the parties with whom we may pursue strategic alternatives. In addition, our ability to pursue a strategic alternative will be dependent upon the attractiveness of our assets and business plan to potential transaction parties. Among other things, potential transaction parties may find unattractive our capital structure and high level of indebtedness. Our relatively low tax basis in our television station assets is a significant factor to be considered in structuring any potential transactions involving sales of a material portion of our television station assets, and may make certain types of transactions less attractive or not viable. Potential transaction parties may believe our stations and other assets to be less valuable than as shown in prior appraisals we have obtained. We may be prevented from consummating a strategic transaction due to any of these and other factors, or we may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of, these and other factors. We have not been successful to date in our efforts to find or effectuate strategic alternatives for our company, and we may not be successful in doing so in the future.
We could be subject to a material tax liability if the IRS successfully challenges our position regarding the 1997 disposition of our radio division.
     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a ‘‘like-kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS has examined our 1997 tax return and has issued us a ‘‘30-day letter’’ proposing to disallow all of our gain deferral. In addition, the ‘‘30-day letter’’ offered an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, approximately $62.0 million of the $333.0 million gain deferral will be disallowed on the basis that some of the assets were not “like-kind.” We filed a protest to these positions with the IRS appeals division.
     This matter is currently with the Appeals Office of the Internal Revenue Service. In June 2005, we reached a tentative settlement on this matter with the IRS which would result in our recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of our radio division in 1997. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, we would not be liable for any federal tax deficiency, but would be liable for state income taxes. We have estimated the amount of state income taxes for which we would be liable as of June 30, 2005 to be approximately $2.9 million. In addition, we would be liable for interest on the tax liability for the period prior to the carryback of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest as of June 30, 2005 to be $2.0 million and $1.7 million, respectively. Because we previously established a deferred tax liability at the time of the “like-kind” exchange and because we have previously established a valuation allowance against our net operating losses, the use of our losses to offset the additional gain to be recognized would result in the reduction of our established valuation allowance in the amount of $37.7 million. Our settlement with the IRS is subject to the execution of a closing agreement.
We could be adversely affected by actions of the FCC, the U.S. Congress and the courts that could alter broadcast television ownership rules in a way that would materially affect our present operations or future business alternatives.
     On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules as they apply to television ownership have not become effective because the U.S. Court of Appeals for the Third Circuit issued an order in September 2003 staying their effectiveness. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties asked the FCC to reconsider portions of its decision and other parties sought judicial review. In June 2004, the Third Circuit remanded the proceeding to the FCC with instructions to the FCC to better justify or modify its approach to setting numerical limits. The stay remains in effect pending further review by the Third Circuit of the FCC’s further actions on remand. If the new rules ultimately should become effective they would relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, the new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations or newspapers.

     The Consolidated Appropriations Act of 2004 increased the percentage of the nation’s television households that may be served by television broadcast stations in which the same person or entity has an attributable interest to 39% of national television households and allows an entity that acquires licensees serving in excess of 39% two years to come into compliance with the new cap. This Act also provides that the FCC shall conduct a quadrennial, rather than biennial, review of its ownership rules.
     In assessing compliance with the national ownership caps (including the recently enacted 39% cap), each “ultra high frequency,” or UHF, station is counted as serving only half of the television households in its market. This “UHF Discount” is intended to take into account that UHF stations historically have provided less effective coverage of their markets than “very high frequency,” or VHF, stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet the current 39% ownership cap. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF Discount will “sunset,” or expire, for the top four broadcast networks (ABC, NBC, CBS and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future review whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations. In reviewing the FCC’s new media ownership rules in its opinion referred to above, the Third Circuit determined that this Congressional action meant that it could not entertain challenges to the television cap or to the FCC’s decision to retain the 50% UHF discount. The Third Circuit further noted that Congress insulated the UHF discount from the quadrennial review process of Section 202(h) of the Communications Act although it noted that the FCC was still considering its authority going forward to modify or eliminate the UHF discount outside of the context of Section 202(h). A bill has been introduced in the current session of the House of Representatives to increase the television cap to 45% and to maintain the 50% discount for UHF stations when determining the national audience reach (H.R. 1622).
     We cannot predict whether any legislation will be adopted by Congress that will significantly change the media ownership rules. Further changes in the nationwide television ownership cap, any further limitation on the ability of a party to own two television stations with signal contour overlap or in the same designated market area, or action by the FCC or Congress affecting the continued availability of the existing UHF discount may adversely affect the opportunities we might have for sale of our television broadcast stations to those television station group owners and major television broadcast networks that otherwise would be the most likely purchasers of these assets.
We are required by the FCC to abandon the analog broadcast service of 22 of our full power stations occupying the 700 MHz spectrum, and the digital broadcast service of two stations occupying the 700 MHz spectrum, and may suffer adverse consequences if we are unable to secure alternative distribution on reasonable terms.
     We hold FCC licenses for full power stations which are authorized to broadcast over either an analog or digital signal on channels 52-69 (“the 700 MHz band”), a portion of the broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band is being transitioned to use by new wireless and public safety entities. A federal statute requires that, after December 31, 2006, or the date on which 85% of television households in a television market are capable of receiving an over-the-air digital signal, incumbent broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. Several members of Congress have advocated establishing a firm date for the surrender of the analog spectrum without regard to whether the 85% capability threshold has been reached, and a consensus may be emerging to specify December 31, 2008. The FCC is considering a proposal to prescribe standards for determining whether the 85% threshold for access to an over-the-air digital signal has been reached and to exercise its statutory authority to extend the date for the surrender of the analog signals to December 31, 2008. In some cases, broadcasters, including our company, have been given a digital channel allocation within the 700 MHz band of spectrum. During this transition these new wireless and public safety entities are permitted to operate in the 700 MHz band provided they do not interfere with incumbent or allotted analog and digital television operations. In January 2003, the FCC commenced rulemaking proceedings in which it is considering aspects of the implementation of this 2006 statutory deadline for completion of the digital transition. Issues such as interference protection, rights of incumbent broadcasters and broadcasters’ ability to modify authorized facilities are being addressed in these proceedings. These proceedings remain pending. We cannot predict when we will abandon, by private agreement, or as required by law, the broadcast service of our stations occupying the 700 MHz spectrum. We could suffer adverse consequences if we are unable to secure alternative simultaneous distribution of both the analog and digital signals of those stations on reasonable terms and conditions. We cannot now predict the impact, if any, on our business of the abandonment of our broadcast television service in the 700 MHz spectrum.
We cannot assure you that we will successfully exploit our broadcast station group’s digital television platform.
     We have completed construction of digital broadcasting facilities at 51 of our 60 owned and operated stations and are exploring the most effective use of digital broadcast technology for each of such stations. We cannot assure you, however, that we will derive commercial benefits from the exploitation of our digital broadcasting capacity. Although we believe that proposed alternative and supplemental uses of our analog and digital spectrum will continue to grow in number, the viability and success of each proposed alternative or supplemental use of spectrum involves a number of contingencies and uncertainties, including the interpretation of certain provisions in our agreements with NBC relating to our digital spectrum. We cannot predict what future actions the FCC or Congress may take with respect to regulatory control of these activities or what effect these actions would have on us.
We operate in a very competitive business environment.
     We compete for audience share and advertising revenues with other providers of television programming. Our entertainment programming competes for audience share and advertising revenues with the programming offered by other broadcast and cable networks, and also competes for audience share and advertising revenues in our stations’ respective market areas with the programming offered by non-network affiliated television stations. Our ability to compete successfully for audience share and advertising revenues depends in part upon the popularity of our entertainment programming with viewing audiences in demographic groups that advertisers desire to reach. Our ability to provide popular programming depends upon many factors, including our ability to correctly gauge audience tastes and accurately predict which programs will appeal to viewing audiences, to produce original programs and purchase the right to air syndicated programs at costs which are not excessive in relation to the advertising revenue generated by the programming, and to fund marketing and promotion of our programming to generate sufficient viewer interest. Many of our competitors have greater financial and operational resources than we do which may enable them to compete more effectively for audience share and advertising revenues. All of the existing television broadcast networks and many of the cable networks have been operating for a longer period than we have been operating, our network, and therefore have more experience in network television operations than we have which may enable them to compete more effectively.
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
     The financial performance of our television stations is subject to various factors that influence the television broadcasting industry as a whole, including:
•	the condition of the U.S. economy;

•	changes in audience tastes;

•	changes in priorities of advertisers;

•	new laws and governmental regulations and policies;

•	changes in broadcast technical requirements;

•	technological changes;

•	proposals to eliminate the tax deductibility of expenses incurred by advertisers or to prohibit the television advertising of some categories of goods or services;

•	changes in the law governing advertising by candidates for political office; and

•	changes in the willingness of financial institutions and other lenders to finance television station acquisitions and operations.
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
     Our television operations are subject to significant regulation by the FCC under the Communications Act of 1934, as amended, which we refer to as the Communications Act. A television station may not operate without the authorization of the FCC. Approval of the FCC is required for the issuance, renewal and transfer of station operating licenses. In particular, our business depends upon our ability to continue to hold television broadcasting licenses from the FCC, which generally have a term of eight years. Our station licenses are subject to renewal at various times between 2005 and 2007. Third parties may challenge our license renewal applications. Although we have no reason to believe that our licenses will not be renewed in the ordinary course, we cannot assure you that our licenses will be renewed. The non-renewal or revocation of one or more of our primary FCC licenses could have a material adverse effect on our operations.
     The Communications Act empowers the FCC to regulate other aspects of our business, in addition to imposing licensing requirements. For example, the FCC has the authority to:
•	determine the frequencies, location and power of our broadcast stations;

•	regulate the equipment used by our stations;

•	adopt and implement regulations and policies concerning the ownership and operation of our television stations; and

•	impose penalties on us for violations of the Communications Act or FCC regulations.
     Our failure to observe FCC or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures or the revocation of a license. In addition, the actions and other media holdings of our principals and our investors in some instances could reflect upon our qualifications as a television licensee.
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

ITEM 4. CONTROLS AND PROCEDURES
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
     We have been advised by our legal counsel that because the litigation regarding whether we have an obligation to redeem the Series B preferred stock held by NBC is still pending, absent certain certifications by the court, the court’s decision regarding the dividend rate reset is not final. We are requesting certification from the court to pursue an immediate appeal of the court’s ruling.
     The amount of accrued and unpaid dividends on the Series B preferred stock as of June 30, 2005, reflects an increase in the dividend rate from 16.2% to 28.3%, retroactive to September 15, 2004.
     The aggregate redemption price payable in respect of the 41,500 shares of Series B preferred stock held by NBC, including accrued dividends thereon at the annual rate of 28.3% from September 15, 2004, was $674.2 million as of June 30, 2005. If a court were to grant a judgment against us requiring us to pay the redemption amount, it would have a material adverse effect on our consolidated financial position and results of operations and cash flows. In addition, if we were unable to satisfy any such judgment, we would be in default under the indentures governing our senior secured and senior subordinated notes, which would also have a material adverse effect on our consolidated financial position and results of operations and cash flows. See “Forward Looking Statements and Associated Risks and Uncertainties—We have not redeemed our securities held by NBC that NBC has demanded that we redeem and this could have adverse consequences for us” in our Fiscal 2004 Form 10-K and “Forward Looking Statements and Associated Risks and Uncertainties —The adjustment to the dividend rate on our Series B preferred stock could have adverse consequences for our business” above.
     In May 2005, NBC filed a demand for arbitration under its investment agreement with us, in which NBC asserts that the changes in our business described elsewhere in this report, including the termination of our network and national sales agency agreements and JSAs with NBC, constitute a breach by us of the investment agreement. We believe our actions do not constitute a breach of the investment agreement and intend vigorously to contest NBC’s claims. See ““Forward Looking Statements and Associated Risks and Uncertainties—The outcome of NBC’s demand for arbitration relating to the changes in our business could have adverse consequences for us.”
     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer. In March 2003, the insurer filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from it. On April

     30, 2005 we settled our claims against the insurer for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the aforementioned settlement on May 3, 2005.
     We are involved in other litigation from time to time in the ordinary course of our business. We believe the ultimate resolution of these matters will not have a material effect on our financial position or results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s Annual Meeting of Stockholders on June 10, 2005, the stockholders elected two Class II directors. The number of votes cast for and withheld with respect to each director nominee are set forth below.
     Election of Class II Directors for a term of three years:

Director	For	Withheld
W. Lawrence Patrick	146,398,264	1,875,502
Dean M. Goodman	141,380,509	6,893,257
     The terms of the Company’s Class I directors (Lowell W. Paxson, Henry J. Brandon, and Raymond S. Rajewski) expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2007. The Company’s Class III directors, all of whom were employees of NBC, resigned during November and December 2001, and the Company currently has no Class III directors. The terms of any Class III directors who may be appointed by the Board of Directors will expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2006.
     There were no broker non-votes with respect to matters submitted for a vote at the meeting.

ITEM 6. EXHIBITS
(a) List of Exhibits:

Exhibit
Number	Description of Exhibits
3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 14-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Certificate of Designation of the Company’s 28.3% Series B Convertible Exchangeable Preferred Stock (3)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (7)

3.2	Bylaws of the Company (4)

4.6	Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10-3/4% Senior Subordinated Notes due 2008 (5)

4.8	Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12-1/4% Senior Subordinated Discount Notes due 2009 (6)

4.9	Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s Senior Secured Floating Rate Notes due 2010 (8)

10.234.1	Master Agreement for Overnight Programming, Use of Digital Capacity and Public Interest Programming, dated as of September 10, 1999, between the Company and The Christian Network, Inc.

10.234.2	First Amendment to Master Agreement, dated as of June 13, 2005, between the Company and The Christian Network, Inc. (9)

10.234.3	Letter Agreement, dated June 13, 2005, between the Company and The Christian Network, Inc. (9)

31.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995 (Commission File No. 1-13452), and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 1999 (Commission File No. 1-13452), and incorporated herein by reference.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2001, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(8)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2003, and incorporated herein by reference.

(9)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 17, 2005, and incorporated herein by reference

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	PAXSO	N COMMUNICATIONS CORPORATION

Date: August 9, 2005	By:	/s/ Tammy G. Hedge

Tammy G. Hedge Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)