Form 10-Q
period 2005-09-30
PAXSON COMMUNICATIONS CORP
filed 2005-11-09
CIK 923877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________________________ TO ____________________________
Commission File Number 1-13452
PAXSON COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	59-3212788
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Clearwater Park Road
West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)
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
YES ☒ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2005:

Class of Stock	Number of Shares
Common stock-Class A, $0.001 par value per share	64,582,424
Common stock-Class B, $0.001 par value per share	8,311,639

PAXSON COMMUNICATIONS CORPORATION

PART I — Financial Information
Item 1. Financial Statements
PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,148	$82,047
Short-term investments	—	5,993
Accounts receivable, net of allowance for doubtful accounts of $431 and $648, respectively	11,133	24,961
Program rights	27,223	38,853
Amounts due from Crown Media	2,336	9,885
Deposits for programming letters of credit	—	24,603
Prepaid expenses and other current assets	3,940	3,119

Total current assets	143,780	189,461
Property and equipment, net	94,322	103,540
Intangible assets:		.
FCC license intangible assets	845,592	843,777
Other intangible assets, net	35,743	40,448
Program rights, net of current portion	9,753	19,581
Amounts due from Crown Media, net of current portion	—	1,655
Investments in broadcast properties	2,129	2,205
Assets held for sale	2,227	2,227
Other assets, net	17,944	21,411

Total assets	$1,151,490	$1,224,305

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$36,533	$40,500
Accrued interest	15,512	16,073
Accrued restructuring charges	12,933	—
Current portion of obligations for program rights	4,739	18,436
Current portion of obligations to CBS	10,353	17,726
Current portion of obligations for cable distribution rights	2,729	2,896
Deferred revenue	10,217	16,344
Current portion of senior secured and senior subordinated notes	69	64

Total current liabilities	93,085	112,039
Accrued restructuring charges, net of current portion	9,549	—
Obligations for program rights, net of current portion	121	1,703
Obligations to CBS, net of current portion	1,774	9,191
Deferred revenue, net of current portion	6,898	6,898
Deferred income taxes	171,909	194,706
Senior secured and senior subordinated notes, net of current portion	1,045,036	1,004,029
Mandatorily redeemable preferred stock	522,612	471,355
Other long-term liabilities	12,129	10,980

Total liabilities	1,863,113	1,810,901

Mandatorily redeemable and convertible preferred stock	854,563	740,745

Commitments and contingencies (See Notes to Unaudited Consolidated Financial Statements)
Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 64,578,674 and 60,545,269 shares issued and outstanding	65	61
Class B common stock, $0.001 par value; one vote per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 77,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock warrants and call option	66,663	66,663
Additional paid in capital	541,739	542,138
Deferred stock-based compensation	(6,306)	(10,687)
Accumulated deficit	(2,168,355)	(1,925,524)

Total stockholders’ deficit	(1,566,186)	(1,327,341)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,151,490	$1,224,305

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET REVENUES (net of agency commissions of $10,086, $10,505, $32,456 and $34,869, respectively)	$59,355	$65,872	$190,935	$207,043

EXPENSES:
Programming and broadcast operations (excluding depreciation and amortization shown separately below and stock-based compensation of $125, $111, $438 and $731, respectively)	13,956	11,111	42,204	38,572
Program rights amortization	16,104	12,190	49,479	38,723
Selling, general and administrative (excluding depreciation and amortization shown separately below and stock- based compensation of $724, $1,128, $2,473 and $5,263, respectively	13,354	27,455	72,141	91,588
Depreciation and amortization	8,973	10,527	28,044	32,224
Insurance recoveries	—	—	(15,652)	—
Time brokerage and affiliation fees	1,145	1,119	3,435	3,321
Stock-based compensation (excluding restructuring charges of $1,120 for the nine months ending September 30, 2005)	849	1,239	2,911	5,994
Adjustment of programming to net realizable value	—	4,645	—	4,645
Restructuring charges (credits)	24,345	(5)	28,592	(5)

Total operating expenses	78,726	68,281	211,154	215,062

(Loss) gain on disposal of broadcast and other assets, net	(33)	42	(600)	6,000

Operating loss	(19,404)	(2,367)	(20,819)	(2,019)
OTHER INCOME (EXPENSE):
Interest expense	(27,504)	(23,699)	(82,711)	(69,329)
Dividends on mandatorily redeemable preferred stock	(17,673)	(15,401)	(51,257)	(44,666)
Interest income	687	646	1,912	2,120
Other income (expense), net	(372)	1	3,089	1,101
Loss on extinguishment of debt	—	—	—	(6,286)
Gain on modification of program rights obligations	123	370	864	1,111

Loss before income taxes	(64,143)	(40,450)	(148,922)	(117,968)
Income tax (provision) benefit	(7,965)	(3,293)	19,909	(11,609)

Net loss	(72,108)	(43,743)	(129,013)	(129,577)
Dividends and accretion on redeemable and convertible preferred stock	(33,096)	(14,291)	(113,818)	(37,464)

Net loss attributable to common stockholders	$(105,204)	$(58,034)	$(242,831)	$(167,041)

Basic and diluted loss per common share	$(1.51)	$(0.85)	$(3.51)	$(2.46)

Weighted average shares outstanding	69,485,376	68,372,183	69,155,101	68,017,200

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2005 (Unaudited)
(in thousands)

			Common
			Stock		Deferred
	Common Stock		Warrants	Additional	Stock-		Total
			and Call	Paid-In	Based	Accumulated	Stockholders’
	Class A	Class B	Option	Capital	Compensation	Deficit	Deficit
Balance at January 1, 2005	$61	$8	$66,663	$542,138	$(10,687)	$(1,925,524)	$(1,327,341)
Stock-based compensation	—	—	—	—	3,989	—	3,989
Forfeitures of deferred stock-based compensation, net	—	—	—	(392)	392	—	—
Stock optons exercised for unvested shares	2	—	—	(11)	—	—	(9)
Stock options exercised	2	—	—	4	—	—	6
Dividends and accretion on redeemable and convertible preferred stock					—	(113,818)	(113,818)
Net loss	—					(129,013)	(129,013)

Balance at September 30, 2005	$65	$8	$66,663	$541,739	$(6,306)	$(2,168,355)	$(1,566,186)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(129,013)	$(129,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,044	32,224
Stock-based compensation	2,911	5,994
Loss on extinguishment of debt	—	6,286
Restructuring charges (stock-based compensation expense) and related accretion	1,493	(5)
Program rights amortization	49,479	38,723
Adjustment of programming to net realizable value	—	4,645
Payments for cable distribution rights	(188)	(111)
Non-cash barter	49	—
Program rights payments and deposits	(43,298)	(60,614)
Provision for doubtful accounts	(23)	(23)
Deferred income tax (benefit) provision	(22,798)	11,291
Loss (gain) on sale or disposal of broadcast and other assets, net	600	(6,000)
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	51,257	44,666
Accretion on senior subordinated discount notes	41,060	36,457
Gain on modification of program rights obligations	(864)	(1,111)
(Increase) decrease in operating assets:
Accounts receivable	13,802	(478)
Amounts due from Crown Media	9,204	10,281
Prepaid expenses and other current assets	(921)	757
Other assets	44	4,626
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(9,473)	(3,431)
Accrued restructuring charges	22,109	—
Accrued interest	(561)	(5,102)
Obligations to CBS	(13,926)	(14,675)

Net cash used in operating activities	(1,013)	(25,177)

Cash flows from investing activities:
Decrease in short-term investments	5,993	6,985
Refund of (deposits for) programming letters of credit	24,603	(10,971)
Purchases of property and equipment	(8,875)	(12,279)
Proceeds from sale of broadcast assets	—	9,988
Proceeds from sale of property and equipment	67	14
Additions to intangible assets	(3,622)	(57)

Net cash provided by (used in) investing activities	18,166	(6,320)

Cash flows from financing activities:
Borrowings of long-term debt	—	365,000
Repayments of long-term debt	(49)	(335,672)
Payments of loan origination costs	—	(11,432)
Payments of employee withholding taxes on exercises of stock options, net	(9)	—
Proceeds from exercise of common stock options, net	6	3
Proceeds from stock subscription notes receivable	—	408

Net cash (used in) provided by financing activities	(52)	18,307

Increase (decrease) in cash and cash equivalents	17,101	(13,190)

Cash and cash equivalents, beginning of period	82,047	97,123

Cash and cash equivalents, end of period	$99,148	$83,933

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Nature of the Business
     Paxson Communications Corporation (together with its subsidiaries, collectively, the “Company”), a Delaware corporation, was organized in 1993. The Company is a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets the Company’s stations serve. The Company provides network programming seven days per week, 24 hours per day, through its broadcast television station group and pursuant to distribution arrangements with cable and satellite distribution systems.
     The Company’s business operations presently do not provide sufficient cash flow to support its debt service and to pay cash dividends on its preferred stock. The Company continues to consider strategic alternatives that may arise, which may include the sale of all or part of the Company’s assets, finding a strategic partner who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company’s debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or through a purchase of the Company’s equity securities, and to endeavor to improve its core business operations and increase its cash flow.
Basis of Presentation
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (the “Fiscal 2004 Form 10-K”) and the definitive proxy statement for the annual meeting of stockholders of the Company held on June 10, 2005, both of which were filed with the United States Securities and Exchange Commission. Certain reclassifications have been made to the prior period financial statements to conform to the 2005 presentation.
     The financial information contained in the financial statements and notes thereto as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. Except for the adjustments pertaining to the $28.6 million restructuring charge, $34.8 million net income tax benefit resulting from the IRS settlement and recognition of asset retirement obligations in the amount of $0.7 million, which are more fully described in notes 2, 6 and 10, respectively, these adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     For the three and nine months ended September 30, 2005 and 2004, the amounts of net loss and comprehensive loss were the same.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the most significant estimates involved in preparing the Company’s financial statements include estimates related to the net realizable value of programming rights, barter revenue recognition, accounting for leases, allowance for doubtful accounts and impairment of long-lived assets and Federal Communications Commission (“FCC”) licenses. The Company bases its estimates on historical experience and various other assumptions it believes are reasonable. Actual results could differ from those estimates. The Company’s significant accounting policies are described in “Note 1. Nature of the Business and Summary of Significant Accounting Policies” in the notes to the Company’s consolidated financial statements included in the Company’s Fiscal 2004 Form 10-K and as follows:
Accounts Receivable
     The Company carries accounts receivable at the amount it believes to be collectible. Accordingly, the Company provides allowances for accounts receivable it believes to be uncollectible based on management’s best estimates. In determining the necessary allowance for doubtful accounts receivable, the Company analyzes its historical bad debt experience, the credit worthiness of its customers and the aging of its accounts receivable. If the allowance for doubtful accounts were to increase by 10%, it would have resulted in additional expense of approximately $43,000 for the nine months ended September 30, 2005. The amounts of accounts receivable that ultimately become uncollectible could vary significantly from the Company’s estimates.
Revenue Recognition
     Revenue is recognized as commercial spots or long form programming are aired and, for the majority of network commercial spots only, as ratings guarantees to advertisers are achieved. Net revenues, therefore, have been recorded net of the change in the liability for shortfalls in ratings guarantees, exclusive of the effect of any cash refunded to advertisers. For the three months ended September 30, 2005 and 2004, the liability for shortfalls in ratings guarantees decreased by $4.7 million and $0.2 million, respectively. For the nine months ended September 30, 2005 and 2004, the liability for shortfalls in ratings guarantees decreased by $2.1 million and $1.7 million, respectively. Included in deferred revenues in the accompanying consolidated balance sheets are liabilities for ratings shortfalls as of September 30, 2005 and December 31, 2004 amounting to $2.5 million and $5.2 million, respectively.
Long-Lived Assets
     The Company reviews long-lived assets and reserves for impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. If the Company’s analysis indicates that a possible impairment exists, the Company is required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows. If the fair value of the asset is determined to be less than the asset’s carrying value, an impairment charge is recorded for the excess of the asset’s carrying value over its fair value.
     The Company holds FCC licenses for full power stations which are authorized to broadcast over either an analog or digital signal on channels 52-69 (“the 700 MHz band”), a portion of the broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band is in the process of being transitioned to use by new wireless and public safety entities. A federal statute requires that, upon the later of December 31, 2006 or the date on which 85% of television households in a television market are capable of receiving digital services, incumbent broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. Committees within the United States Senate and the House of Representatives have approved legislation that would establish April 7, 2009 and December 31, 2008, respectively, as a firm date for the surrender of the analog spectrum without regard to whether the 85% capability threshold has been reached. The FCC is considering a proposal to extend the date for the surrender of the analog signals to December 31, 2008. In some cases, broadcasters, including the Company, have been given a digital channel allocation within the 700 MHz band of spectrum. During this transition these new wireless and public safety entities are permitted to operate in the 700 MHz band provided they do not interfere with incumbent or allotted analog and digital television operations. In January 2003 the FCC commenced rulemaking proceedings in which it is considering aspects of the implementation of this 2006 statutory deadline for completion of the digital transition. Issues such as interference protection, rights of incumbent broadcasters and broadcasters’ ability to modify authorized facilities are being addressed in these proceedings, which remain pending. The Company cannot predict when it will abandon, by private agreement, or as required by law, the broadcast service of its stations occupying the 700 MHz spectrum. It is possible that the estimated life of certain long-lived assets will be reduced significantly in the near term due to the anticipated industry migration from analog to digital broadcasting. If and when the Company becomes aware of such a reduction of useful lives, depreciation expense will be adjusted prospectively to ensure assets are fully depreciated upon migration. As of September 30, 2005, the aggregate net book value of the Company’s assets which may have limited or no use as a result of the future migration from analog to digital was approximately $16.0 million.
2. RESTRUCTURING
     During the nine months ended September 30, 2005, the Company adopted a plan to substantially reduce or eliminate the sales of spot advertisements that are based on audience ratings and to focus its sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. In connection with this plan the Company:
•	notified all of its joint sales agreements (“JSA”) partners, other than NBC Universal, Inc. (“NBCU”), that the Company was exercising its right to terminate the JSAs, effective June 30, 2005;

•	exercised its right to terminate all of its network affiliation agreements, effective June 30, 2005;

•	notified NBCU that the Company was removing, effective June 30, 2005, all of its stations from its national sales agency agreement with NBCU, pursuant to which NBCU sold national spot advertisements for 49 of the Company’s 60 stations; and

•	reduced personnel by 68 employees.

     The Company and NBCU have entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBCU provided network sales, marketing and research services. Pursuant to the terms of the JSAs between the Company’s stations and NBCU’s owned and operated stations serving the same markets, the NBCU stations sold all non-network spot advertising of the Company’s stations and received commission compensation for such sales. Certain Company station operations, including sales operations, were integrated with the corresponding functions of the related NBCU station and the Company reimbursed NBCU for the cost of performing these operations. For the three months ended September 30, 2004, the Company incurred $5.2 million for commission compensation and cost reimbursements to NBCU in connection with these arrangements, with a de minimis amount incurred during the three months ended September 30, 2005. For the nine months ended September 30, 2005 and 2004, the Company incurred $11.2 million and $16.2 million for compensation and cost reimbursements to NBCU in connection with these arrangements. Other than sales support services with respect to network advertising sold prior to July 2005 which the Company has yet to air, NBCU no longer provides services to the Company under these agreements. The Company expects that the performance of the Company’s business during 2005 will be affected by the costs of terminating these arrangements, including the possible disruption of the Company’s network advertising sales efforts resulting from the transfer of this function from NBCU to the Company’s own employees.
     For the three months ended September 30, 2005 and 2004, the Company incurred $38,000 and $5.3 million, respectively, for commission compensation and cost reimbursement to non-NBCU JSA partners. For the nine months ended September 30, 2005 and 2004, the Company incurred $10.5 million and $16.2 million, respectively, for commission compensation and cost reimbursement to non-NBCU JSA partners.
     In connection with the termination of the Company’s JSAs, the Company expects to relocate up to 22 of its station master controls which are currently located in its JSA partner’s facility. The Company expects the relocation of the station master controls to require a total cash outlay of between $5.0 million and $7.0 million, primarily for new equipment and moving expenses. As of September 30, 2005, the Company has spent $1.2 million in connection with the relocation of its station master controls, approximately $1.0 million of which was recorded as property and equipment. The Company expects that the performance of its business during 2005 will be affected by the terms on which it is able to effect some or all of the remaining relocations.
     The Company accounts for restructuring costs pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Through the third quarter of 2005, the Company recorded a restructuring charge in the amount of $28.6 million in connection with the aforementioned restructuring activities. The restructuring charge consists primarily of the recognition of a liability in the amount of $24.2 million for costs that will continue to be incurred under the remaining term of a contract that no longer provides any economic benefit to the Company, one-time termination benefits in connection with personnel reductions at the Company (including $1.1 million in stock-based compensation expense) and personnel reductions for the Company’s JSA partners and NBCU.
     The Company shortened the amortizable lives of certain leasehold improvements at JSA locations to coincide with the termination of the related JSA agreements. Included in depreciation and amortization for the nine months ended September 30, 2005 is $1.4 million of amortization expense associated with leasehold improvements at JSA locations.
     Restructuring charges are reflected in a separate line item in the accompanying consolidated statements of operations. The following summarizes the activity in the Company’s restructuring accrual for the nine months ended September 30, 2005 (in thousands):

		Amounts
	Balance	Charged to			Balance
	December 31,	costs and		Cash	September 30,
	2004	expenses	Accretion	Payments	2005
Contractual obligations and other costs	$—	$24,377	$373	$(2,268)	$22,482
Employee termination costs	—	3,095		(3,095)	—

	—	27,472	373	(5,363)	22,482

Stock-based compensation expense		1,120

		$28,592

Less: current portion					(12,933)

Restructuring accrual, net of current portion					$9,549

3. ASSETS HELD FOR SALE
     Assets held for sale consist of certain broadcast towers, for which the buyer has not effectuated title transfer, with a carrying value of $2.2 million as of both September 30, 2005 and December 31, 2004.
4. SENIOR SECURED AND SENIOR SUBORDINATED NOTES
     Senior secured and senior subordinated notes consist of the following as of (in thousands):

	September 30,	December 31,
	2005	2004
Senior Secured Floating Rate Notes due 2010, secured by substantially all of the assets of the Company	$365,000	$365,000
12 1/4% Senior Subordinated Discount Notes due 2009	496,263	496,263
10 3/4% Senior Subordinated Notes due 2008	200,000	200,000
Other	395	443

	1,061,658	1,061,706
Less: discount on Senior Subordinated Discount Notes	(16,553)	(57,613)
Less: current portion	(69)	(64)

	$1,045,036	$1,004,029

     On January 12, 2004, the Company completed a private offering of $365 million of senior secured floating rate notes (the “Senior Secured Notes”). The Senior Secured Notes bear interest at the rate of LIBOR plus 2.75% per year and will mature on January 10, 2010. The Senior Secured Notes may be redeemed by the Company at any time at specified redemption prices and are secured by substantially all of the Company’s assets. In addition, a substantial portion of the Senior Secured Notes are unconditionally guaranteed, on a joint and several senior secured basis, by all of the Company’s subsidiaries. The proceeds from the offering were used to repay in full the outstanding indebtedness under the Company’s previously existing senior credit facility, pre-fund letters of credit supported by the revolving credit portion of the Company’s previously existing senior credit facility and pay fees and expenses incurred in connection with the transaction. The refinancing resulted in a charge in the first quarter of 2004 in the amount of $6.3 million related to the unamortized debt issuance costs associated with the previously existing senior credit facility.
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

     The indentures governing the Senior Secured Notes, the 12 1/4% Notes and the 10 3/4% Notes contain certain covenants which, among other things, limit the Company’s ability to incur additional indebtedness, other than refinancing indebtedness, restrict the Company’s ability to pay dividends or redeem its outstanding capital stock, restrict the Company’s ability to make certain investments or to enter into transactions with affiliates, restrict the Company’s ability to incur liens or merge or consolidate with any other person, require the Company to pay all material taxes prior to delinquency, require any asset sales the Company may conduct to comply with certain requirements, including as to the use of asset sale proceeds, restrict the Company’s ability to sell interests in its subsidiaries, and require the Company, in the event it experiences a change of control, to make an offer to purchase the notes outstanding under such indentures on specified terms. Events of default under the indentures include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the entry of a money judgment against the Company in an amount greater than $10.0 million which remains unsatisfied for 60 days, the failure to perform any covenant or agreement under the indentures which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding notes, and the occurrence of certain bankruptcy events. The 12 1/4% Notes and 10 3/4% Notes are general unsecured obligations of the Company subordinate in right of payment to all existing and future senior indebtedness of the Company and senior in right to all future subordinated indebtedness of the Company. As of September 30, 2005, the Company was in compliance with its debt covenants.
5. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK
     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock for the nine months ended September 30, 2005 (in thousands except share data):

	9 3/4%	28.3% Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred Stock	Total
Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2005	$140,042	$600,703	$740,745
Accretion	380		380
Accrual of cumulative dividends	10,568	102,870	113,438

Balance at September 30, 2005	$150,990	$703,573	$854,563

Aggregated liquidation preference and accumulated dividends at September 30, 2005	$151,627	$703,573	$855,200
Shares authorized	17,500	41,500	59,000
Shares issued and outstanding	15,162	41,500	56,662
Accrued dividends	$—	$288,573	$288,573

14 1/4% Junior
Exchangeable
Preferred
Stock
Mandatorily redeemable preferred stock:
Balance at January 1, 2005	$471,355
Accrual of cumulative dividends	51,257

Balance at September 30, 2005	$522,612

Aggregated liquidation preference and accumulated dividends at September 30, 2005	$522,612
Shares authorized	72,000
Shares issued and outstanding	49,610
Accrued dividends	$26,510
     On August 19, 2004, NBCU filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking a declaratory ruling as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the certificate of designation of the Company’s Series B preferred stock held by NBCU. On September 15, 2004, the annual rate at which dividends accrue on the Series B preferred stock was reset from 8% to 16.2% in accordance with the procedure specified in the terms of the Series B preferred stock.On April 29, 2005, the court held that the dividend rate on the Company’s Series B preferred stock should be reset to 28.3% per annum as of September 15, 2004. The Company sought to appeal this ruling. The adjusted dividend rate continued to apply only to the original issue price of $415.0 million of the Series B preferred stock, and not to accumulated and unpaid dividends. For the nine months ended September 30, 2005, the Company recorded $102.9 million of dividends using a 28.3% rate, $14.8 million of which pertained to the increased rate to be applied for the period from September 15, 2004 through December 31, 2004.
     On November 7, 2005, as part of the series of agreements entered into by the Company and NBCU, as more fully described in Note 14, Subsequent Events, NBCU and the Company restructured the Series B preferred stock and settled all litigation and arbitration proceedings between them. In connection with the restructuring of the Series B preferred stock, the Company issued to NBCU an additional 18,857 shares of Series B preferred stock ($188.6 million aggregate liquidation preference) in full satisfaction of the Company’s obligations for accrued and unpaid dividends on the Series B preferred stock through September 30, 2005, which aggregated $288.6 million as of that date, based on the disputed 28.3% dividend rate. NBCU and the Company reduced the dividend rate on the Series B preferred stock to 11%, which will accrue on the adjusted $603.6 million outstanding liquidation preference from and after October 1, 2005, extended the redemption date of the Series B preferred stock to December 31, 2013, and reduced the price at which the Series B preferred stock may be converted into common stock to $2.00 per share (from $22.06 per share as of September 30, 2005), which increases from September 30, 2005 at the same rate as the annual dividend rate. NBCU and the Company amended and restated the certificate of designation of the Series B preferred stock to reflect these and other agreed changes.
     The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets. As of September 30, 2005, the Company was in compliance with its preferred stock covenants.
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
     In June 2005, the Company reached a tentative settlement on this matter with the IRS that would result in the recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of its radio division in 1997. Because the Company had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, the Company would not be liable for any federal tax deficiency, but would be liable for state income taxes. The Company has estimated the amount of state income taxes for which it would be liable as of September 30, 2005 to be approximately $2.9 million. In addition, the Company would be liable for interest on the tax liability for the period prior to the carry back of net operating losses and for interest on any state income taxes that may be due. The Company has estimated the amount of federal interest and state interest as of September 30, 2005 to be $2.0 million and $1.9 million, respectively. Because the Company previously established a deferred tax liability at the time of the “like-kind” exchange and because the Company previously established a valuation allowance against its net operating losses, the use of losses to offset the additional gain to be recognized results in a reduction of the established valuation allowance in the amount of $37.7 million. The settlement with the IRS is subject to the execution of a closing agreement. As a result of reaching the settlement with the IRS, the Company has concluded that it is more likely than not that its net operating losses, up to the amount of the additional gain to be recognized, will be realized and that it is probable that additional state income taxes as well as federal and state interest expense will be incurred. As a result, in the second quarter of 2005, the Company recognized an income tax benefit in the amount of $34.8 million resulting from the realization of its net operating losses, net of state income taxes. In addition, the Company recognized interest expense in the amount of $3.9 million resulting from federal and state income taxes.
     The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all deferred tax assets will not be realized. As of September 30, 2005 and 2004, the Company has recorded a valuation allowance for its deferred tax assets (primarily resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as the Company believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. The Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to FCC license intangible assets. As a result, for the three and nine months ended September 30, 2005 the

Company recorded a provision for income taxes in the amount of $8.0 million and $14.9 million, respectively. For the three and nine months ended September 30, 2004, the Company recorded a provision for income taxes in the amount of $3.3 million and $11.6 million, respectively.
     Approximately $1.3 million of the $8.0 million income tax expense for the three months ended September 30, 2005 and the $14.9 million income tax expense for the nine months ended September 30, 2005 resulted from a change in the effective state income tax rate used to estimate the expected future state tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities. The change in the effective state income tax rate primarily resulted from the tentative settlement reached with the IRS.
     As of December 31, 2004 and September 30, 2005, the liability for deferred income taxes amounted to $194.7 million and $171.9 million, respectively. The decrease is due primarily to the tentative settlement reached with the IRS as described above, which resulted in a net decrease of $37.7 million in the Company’s net deferred tax asset valuation allowance, partially offset by the Company’s recording of its income tax expense for the nine months ending September 30, 2005.
7. PER SHARE DATA
     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.
     As of September 30, 2005 and 2004, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	September 30,
	2005	2004
Stock options	2,220	2,413
Class A common stock warrants and restricted Class A common stock	35,416	35,672
Class A common stock reserved for issuance under convertible securities	41,373	40,502

	79,009	78,587

     See Note 14, Subsequent Events, for further developments regarding common stock warrants, restricted Class A common stock and Class A common stock reserved for issuance under convertible securities.
8. STOCK-BASED COMPENSATION
     The Company accounts for employee stock options using the intrinsic value method. When options granted to employees have an exercise price below the quoted market price of the common stock underlying the vested options on the date of grant, the Company records a non-cash charge representing the difference between the exercise price and the quoted market price as stock-based compensation expense, with the unvested balance deferred and amortized over the remaining vesting period. The Company accounts for stock-based compensation to non-employees using the fair value method.
     For the nine months ended September 30, 2005, the Company granted options under its 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase 794,000 shares of Class A common stock at an exercise price of $0.01 per share to certain employees and directors. Of these options, 729,000 provided for a one business day exercise period and were exercised for unvested shares of Class A common stock, which are subject to vesting restrictions. These unvested shares will vest over a three year period. The remaining 65,000 options that did not provide for an exercise period of one business day were not exercised and vest in 2005.
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
     As of September 30, 2005, the Company had 2,219,723 stock options outstanding, all of which are fully vested, and 3,384,179 unvested shares of Class A common stock. As a result of the transactions described in Note 14, Subsequent Events, 2,441,436 shares vested, and the Company will recognize approximately $5.3 million of additional stock based compensation expense in the fourth quarter of 2005. For the three and nine months ended September 30, 2005, the Company recognized approximately $0.8 million and $4.0 million in stock based compensation expense, which included approximately $1.1 million resulting from the restructuring described in Note 2 that is included in “restructuring charges” in the accompanying consolidated statements of operations.
     Had compensation expense for the Company’s option plans been determined using the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders:
As reported	$(105,204)	$(58,034)	$(242,831)	$(167,041)
Add: Stock-based compensation expense included in reported net loss	849	1,239	4,031	5,994
Deduct: Total stock-based compensation expense determined under the fair value method	(849)	(1,150)	(4,031)	(6,125)

Pro forma net loss attributable to common stockholders	$(105,204)	$(57,945)	$(242,831)	$(167,172)

Basic and diluted net loss per share:
As reported	$(1.51)	$(0.85)	$(3.51)	$(2.46)
Pro forma	(1.51)	(0.85)	$(3.51)	$(2.46)
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of zero for all periods and the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	—	3.2%	3.0% to 3.9%	3.2%
Expected option term	—	1 day	1 day to 1.5 years	1 day
Expected volatility	—	72%	74% to 91%	72%
The Company granted no stock options during the three months ended September 30, 2005.
     During the first nine months of 2005, the Company’s board of directors approved accelerated vesting of an aggregate of 136,000 shares of Class A common stock, and options exercisable for 64,000 shares, held by former directors of the Company, effective upon conclusion of their service as directors, resulting in $0.4 million of additional stock based compensation expense for the nine months ended September 30, 2005.
9. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information and non-cash financing activities are as follows (in thousands):

	For the Nine Months
	Ended September 30,
	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for interest	$36,808	$32,767

Cash paid for income taxes	$320	$187

Non-cash financing activities:
Dividends accrued on redeemable and convertible preferred stock	$113,438	$36,011

Discount accretion on redeemable and convertible securities	$380	$377

Repayment of stock subscription notes receivable through offset of deferred and other compensation	$—	$37

10. ASSET RETIREMENT OBLIGATIONS
     In the third quarter of 2005 the Company determined that certain of its operating leases contain provisions that constitute an asset retirement obligation, mainly as a result of ground leases where the Company has constructed broadcast towers and related equipment. These leases require the Company to restore the property to its original condition upon the termination of the lease. As a result, the Company recognized asset retirement obligations in the amount of $0.7 million for the fair value of future expenditures the Company expects to incur as a result of the terms of the respective operating leases. In addition, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, the Company increased the carrying amount of the related long-lived assets by $0.4 million and recorded accretion expense of $0.3 million during the third quarter of 2005.
11. NEW ACCOUNTING PRONOUNCEMENTS
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset must be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143 (“FIN 47”), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 provides that an asset retirement obligation is conditional when either the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be considered in the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect, if any, of FIN 47 on its financial position, results of operations and cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, as allowed for under SFAS No. 123, is no longer permitted. The Company does not expect the adoption of SFAS No. 123R to have a significant effect on its financial position, results of operations or cash flows. As announced, the Securities and Exchange Commission (“SEC”) will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005 as originally required by SFAS No. 123R.
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
     In September 2004, the EITF issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” Topic D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets required to be recognized under SFAS No. 141, “Business Combinations.” Issuers who have applied the residual method to the valuation of intangible assets for purposes of impairment testing under Statement 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), must perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The Company has historically used a direct value method in testing its intangible assets for impairment as required by SFAS No. 142. As a result, the adoption of EITF Topic D-108 did not have any effect on the Company’s consolidated financial position, results of operations or cash flows.
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
12. OTHER
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
     As consideration for the June 2005 amendment, the Company agreed to pay CNI an aggregate of $3.25 million, of which $1.5 million was paid as of September 30, 2005, with the remaining $1.75 million due as follows: $500,000 due on December 31, 2005, March 31, 2006 and June 30, 2006, respectively, and $250,000 due on September 29, 2006. As of July 1, 2005, the Company ceased carrying CNI’s programming during the overnight hours on the analog signal of each of the Company’s stations, and commenced airing long form paid programming during these hours.
     Network Operations Center – The Company and CNI have also entered into a letter agreement, dated June 13, 2005 (the “Services Agreement”), pursuant to which the Company has agreed to provide satellite uplink and related services to CNI with respect to CNI’s digital television programming, and CNI has agreed to pay the Company a monthly fee of $19,432 for such services. The Company has the right to adjust the foregoing fee on an annual basis effective as of January 1, of each year during the term, commencing January 1, 2006, such that the fee is increased to an amount which proportionately reflects increases in the Company’s direct cost of providing the services plus an administrative charge of 10% of such direct costs. The term of the Services Agreement commenced July 1, 2005 and terminates December 31, 2010. CNI has the right to terminate the Services Agreement at any time upon the provision of 30 days’ prior written notice to the Company.
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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

	As of September 30, 2005 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Assets
Current assets	$138,757	$5,023	$—	$143,780
Receivable from wholly owned subsidiaries	891,601	—	(891,601)	—
Intangible assets, net	46,089	835,246	—	881,335
Property, equipment and other assets, net	38,155	88,220	—	126,375

Total assets	$1,114,602	$928,489	$(891,601)	$1,151,490

Liabilities, Mandatorily Redeemable and Convertible
Preferred Stock and Stockholders’ Deficit Current liabilities	$72,207	$20,878	$—	$93,085
Deferred income taxes	171,909	—	—	171,909
Accrued restructuring charges	—	9,549	—	9,549
Senior secured notes and senior subordinated notes, net of current portion	1,045,036	—	—	1,045,036
Notes payable to Parent Company	—	891,601	(891,601)	—
Mandatorily redeemable preferred stock	522,612	—	—	522,612
Other long-term liabilities	14,461	12,128	(5,667)	20,922

Total liabilities	1,826,225	934,156	(897,268)	1,863,113
Mandatorily redeemable and convertible preferred stock	854,563	—	—	854,563
Commitments and contingencies
Stockholders’ deficit	(1,566,186)	(5,667)	5,667	(1,566,186)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,114,602	$928,489	$(891,601)	$1,151,490

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2005 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
NET REVENUES	$42,067	$17,288	$—	$59,355

Expenses:
Programming and broadcast operations	2,468	11,488	—	13,956
Program rights amortization	16,104	—	—	16,104
Selling, general and administrative	9,404	3,950	—	13,354
Depreciation and amortization	3,191	5,782	—	8,973
Stock-based compensation	849	—	—	849
Restructuring charges	1	24,344	—	24,345
Other operating expenses	—	1,145	—	1,145

Total operating expenses	32,017	46,709	—	78,726
Loss on sale or disposal of broadcast and other assets, net	1	(34)	—	(33)

Operating income (loss)	10,051	(29,455)	—	(19,404)

Other income (expense):
Interest expense	(671)	(26,833)	—	(27,504)
Dividends on mandatorily redeemable preferred stock	(17,673)	—	—	(17,673)
Other income (expense), net	811	(373)	—	438
Equity in losses of consolidated subsidiaries	(56,661)	—	56,661	—

Loss before income taxes	(64,143)	(56,661)	56,661	(64,143)
Income tax provision	(7,965)	—	—	(7,965)

Net loss	(72,108)	(56,661)	56,661	(72,108)
Dividends and accretion on redeemable and convertible preferred stock	(33,096)	—	—	(33,096)

Net loss attributable to common stockholders	$(105,204)	$(56,661)	$56,661	$(105,204)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2005 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
NET REVENUES	$121,788	$69,147	$—	$190,935

Expenses:
Programming and broadcast operations	8,647	33,557	—	42,204
Program rights amortization	49,479	—	—	49,479
Selling, general and administrative	37,947	34,194	—	72,141
Depreciation and amortization	9,674	18,370	—	28,044
Insurance recoveries	(15,652)	—	—	(15,652)
Stock-based compensation	2,911	—	—	2,911
Restructuring charges	2,624	25,968	—	28,592
Other operating expenses	—	3,435	—	3,435

Total operating expenses	95,630	115,524	—	211,154
Loss on sale or disposal of broadcast and other assets, net	2	(602)	—	(600)

Operating income (loss)	26,160	(46,979)	—	(20,819)

Other income (expense):
Interest expense	(2,279)	(80,432)	—	(82,711)
Dividends on mandatorily redeemable preferred stock	(51,257)	—	—	(51,257)
Other income (expense), net	6,238	(373)	—	5,865
Equity in losses of consolidated subsidiaries	(127,784)	—	127,784	—

Loss before income taxes	(148,922)	(127,784)	127,784	(148,922)
Income tax benefit	19,909	—	—	19,909

Net loss	(129,013)	(127,784)	127,784	(129,013)
Dividends and accretion on redeemable and convertible preferred stock	(113,818)	—	—	(113,818)

Net loss attributable to common stockholders	$(242,831)	$(127,784)	$127,784	$(242,831)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2005 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$(8,565)	$7,552	$—	$(1,013)

Cash flows from investing activities:
Decrease in short term investments	5,993	—	—	5,993
Refund of programming letters of credit	24,603	—	—	24,603
Purchases of property and equipment	(3,306)	(5,569)	—	(8,875)
Proceeds from sale of broadcast assets	(67)	134	—	67
Other	(1,500)	(2,122)	—	(3,622)

Net cash provided by (used in) investing activities	25,723	(7,557)	—	18,166

Cash flows from financing activities:
Repayments of long-term debt	(49)	—	—	(49)
Payments of employee withholding taxes on exercise of stock options, net	(9)	—	—	(9)
Proceeds from exercise of common stock options, net	6	—	—	6

Net cash used in financing activities	(52)	—	—	(52)

Increase (decrease) in cash and cash equivalents	17,106	(5)	—	17,101
Cash and cash equivalents, beginning of period	82,015	32	—	82,047

Cash and cash equivalents, end of period	$99,121	$27	$—	$99,148

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

	As of December 31, 2004 (in thousands)
	Parent Company	Wholly Owned	Consolidating	Consolidated
		Subsidiaries	Adjustments	Group
Assets
Current assets	$177,900	$11,561	$—	$189,461
Receivable from wholly owned subsidiaries	891,601	—	(891,601)	—
Intangible assets, net	50,790	833,435	—	884,225
Investment in and advances to wholly owned subsidiaries	33,837	—	(33,837)	—
Property, equipment and other assets, net	50,003	100,616	—	150,619

Total assets	$1,204,131	$945,612	$(925,438)	$1,224,305

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities	$102,792	$9,247	$—	$112,039
Deferred income taxes	194,706	—	—	194,706
Senior secured notes and senior subordinated notes, net of current portion	1,004,029	—	—	1,004,029
Notes payable to Parent Company	—	891,601	(891,601)	—
Mandatorily redeemable preferred stock	471,355	—	—	471,355
Other long-term liabilities	17,845	10,927	—	28,772

Total liabilities	1,790,727	911,775	(891,601)	1,810,901
Mandatorily redeemable and convertible preferred stock	740,745	—	—	740,745
Commitments and contingencies
Stockholders’ deficit	(1,327,341)	33,837	(33,837)	(1,327,341)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,204,131	$945,612	$(925,438)	$1,224,305

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
NET REVENUES	$39,500	$26,372	$—	$65,872

Expenses:
Programming and broadcast operations	3,185	7,926	—	11,111
Program rights amortization	12,190	—	—	12,190
Selling, general and administrative	12,582	14,873		27,455
Depreciation and amortization	3,294	7,233	—	10,527
Adjustment of programming to net realizable value	4,645	—	—	4,645
Stock-based compensation	1,239	—	—	1,239
Other operating expenses	—	1,114	—	1,114

Total operating expenses	37,135	31,146	—	68,281
Gain on sale or disposal of broadcast and other assets, net	—	42	—	42

Operating income (loss)	2,365	(4,732)	—	(2,367)

Other income (expense):
Interest expense	56,571	(80,270)	—	(23,699)
Dividends on mandatorily redeemable preferred stock	(15,401)	—	—	(15,401)
Other income, net	1,011	6	—	1,017
Equity in losses of consolidated subsidiaries	(84,996)	—	84,996	—

Loss before income taxes	(40,450)	(84,996)	84,996	(40,450)
Income tax provision	(3,293)	—	—	(3,293)

Net loss	(43,743)	(84,996)	84,996	(43,743)
Dividends and accretion on redeemable and convertible preferred stock	(14,291)	—	—	(14,291)

Net loss attributable to common stockholders	$(58,034)	$(84,996)	$84,996	$(58,034)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
NET REVENUES	$126,987	$80,056	$—	$207,043

Expenses:
Programming and broadcast operations	10,020	28,552	—	38,572
Program rights amortization	38,723	—	—	38,723
Selling, general and administrative	46,299	45,289	—	91,588
Depreciation and amortization	9,900	22,324	—	32,224
Adjustment of programming to net realizable value	4,645	—	—	4,645
Stock-based compensation	5,994	—	—	5,994
Other operating expenses	—	3,316	—	3,316

Total operating expenses	115,581	99,481	—	215,062
Gain on sale or disposal of broadcast and other assets, net	881	5,119	—	6,000

Operating income (loss)	12,287	(14,306)	—	(2,019)

Other income (expense):
Interest expense	11,047	(80,376)	—	(69,329)
Dividends on mandatorily redeemable preferred stock	(44,666)	—	—	(44,666)
Other income, net	4,327	5	—	4,332
Loss on extinguishement of debt	(6,286)	—	—	(6,286)
Equity in losses of consolidated subsidiaries	(94,677)	—	94,677	—

Loss before income taxes	(117,968)	(94,677)	94,677	(117,968)
Income tax provision	(11,609)	—	—	(11,609)

Net loss	(129,577)	(94,677)	94,677	(129,577)
Dividends and accretion on redeemable and convertible preferred stock	(37,464)	—	—	(37,464)

Net loss attributable to common stockholders	$(167,041)	$(94,677)	$94,677	$(167,041)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2004 (in thousands)
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
Net cash (used in) provided by operating activities	$(33,668)	$8,491	$—	$(25,177)

Cash flows from investing activities:
Decrease in short term investments	6,985	—	—	6,985
Refund of programming letters of credit	(10,971)	—	—	(10,971)
Purchases of property and equipment	(3,843)	(8,436)	—	(12,279)
Proceeds from sale of broadcast assets	9,988	—	—	9,988
Proceeds from sale of property and equipment	14	—	—	14
Other	—	(57)	—	(57)

Net cash provided by (used in) investing activities	2,173	(8,493)	—	(6,320)

Cash flows from financing activities:
Borrowings of long-term debt	365,000	—	—	365,000
Repayments of long-term debt	(335,672)	—	—	(335,672)
Payments of loan origination costs	(11,432)	—	—	(11,432)
Proceeds from stock subscription notes receivable	3	—	—	3
Proceeds from exercise of common stock options, net	408	—	—	408

Net cash provided by financing activities	18,307	—	—	18,307

Increase (decrease) in cash and cash equivalents	(13,188)	(2)	—	(13,190)
Cash and cash equivalents, beginning of period	97,090	33	—	97,123

Cash and cash equivalents, end of period	$83,902	$31	$—	$83,933

14. SUBSEQUENT EVENTS
     On October 14, 2005, the Company adopted an executive retention bonus plan, under which select senior executives may become entitled to receive additional cash compensation if the participant remains employed by the Company and the Company achieves certain performance goals. The total anticipated cost of the plan, assuming all participants earn their maximum potential compensation under the plan, is approximately $4.7 million, to be paid at various dates in late 2005 and 2006.
     On October 24, 2005, the Company entered into an agreement with a wireless communications company pursuant to which the Company has agreed to accept a specified level of interference to the analog signal of the Company’s Kenosha, Wisconsin television station for cash consideration totaling $8.0 million, subject to certain conditions. The majority of the interference to be accepted is outside of the television station’s designated market area.
     On November 7, 2005, the Company entered into various agreements with NBCU, Lowell W. Paxson, the chairman, chief executive officer and controlling stockholder of the Company (“Mr. Paxson”), and certain of their respective affiliates, pursuant to which the parties agreed, among other things, to the following:
•	NBCU and the Company amended the terms of NBCU’s investment in the Company, including the terms of the Series B preferred stock NBCU holds;

•	Mr. Paxson granted NBCU the right to purchase all shares of the Company’s common stock held by him and his affiliates and resigned as a director and officer of the Company;

•	NBCU agreed that it or its transferee of the right to purchase Mr. Paxson’s shares will make a tender offer for all outstanding shares of Class A Common Stock of the Company if it exercises or transfers its right to purchase Mr. Paxson’s shares or transfers a control block of its convertible preferred stock in the Company;

•	NBCU agreed to return a portion of its preferred stock to the Company if the right to purchase Mr. Paxson’s shares is not exercised, which either NBCU or the Company will distribute to the holders of the Company’s Class A Common Stock other than Mr. Paxson;

•	The Company agreed to purchase all of its common stock held by Mr. Paxson in the event NBCU’s right to purchase expires unexercised or fails to close within a prescribed time frame;

•	The Company issued $188.6 million of additional preferred stock to NBCU in full satisfaction of its obligations for accrued and unpaid dividends on its preferred stock held by NBCU through September 30, 2005, (which aggregated $288.6 million as of that date); and

•	NBCU and the Company settled all pending litigation and arbitration proceedings between them.
     The terms of the agreements and the transactions among the parties are summarized below. This summary is not a complete statement of the terms of these agreements or the transactions, and is qualified in its entirety by reference to the agreements themselves which are filed as exhibits to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2005.
     NBCU and the Company amended the terms of the Series B Preferred Stock so that it accrues cumulative, non-compounded dividends from October 1, 2005 at an annual rate of 11% on the $603.6 million liquidation preference that is outstanding after the stock issuance described above, and is convertible (subject to anti-dilution adjustments) into 301,785,000 shares of the Company’s Class A Common Stock for an initial conversion price of $2.00 per share. The conversion price of the Series B Preferred Stock increases at a rate equal to the dividend rate. The Series B Preferred Stock will continue to be exchangeable, at the option of the holder, into convertible debentures of the Company ranking on a parity with the Company’s other subordinated indebtedness, provided that any exchange prior to January 1, 2007 is subject to the Company’s debt and preferred stock covenants limiting additional indebtedness and any exchange prior to the closing of the Tender Offer or the delivery by NBCU of shares of Series B Preferred Stock for distribution to the holders of the Class A Common Stock (each as described below under “Amended and Restated Stockholder Agreement”) is subject to additional limitations.
     After giving effect to the transactions described above, as of November 7, 2005, NBCU’s affiliate owns 60,357 shares of Series B Preferred Stock with an aggregate liquidation preference, as of September 30, 2005, of $603.6 million. On November 7, 2005, NBCU’s affiliate purchased from the Company an additional 250 shares of Series B Preferred Stock for a cash purchase price of $2.5 million (which is equal to the liquidation preference of such shares). These shares are convertible into an additional 1,250,000 shares of Class A Common Stock. NBCU agreed not to exchange these shares into convertible debentures prior to April 18, 2010.
     As part of the transactions, the warrants acquired in September 1999 by a wholly-owned subsidiary of NBCU, pursuant to which the holder had the right to purchase up to 13,065,507 shares of Class A Common Stock at an exercise price of $12.60 per share, and 18,966,620 shares of Class A Common Stock at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date, were cancelled.
     A wholly-owned subsidiary of NBCU entered into a Call Agreement with Mr. Paxson and certain entities controlled by Mr. Paxson (collectively with Mr. Paxson, the “Paxson Stockholders”), pursuant to which the NBCU subsidiary was granted the right (the “Call Right”), for a period of 18 months, to purchase all (but not less than all) 8,311,639 shares of Class B Common Stock (entitled to ten votes per share) and 15,455,062 shares of Class A Common Stock (entitled to one vote per share) of the Company beneficially owned by the Paxson Stockholders (collectively, the “Call Shares”). The Call Right is exercisable at a price of $0.29 per share of Class B Common Stock and $0.25 per share of Class A Common Stock and expires on the earlier of (a) May 7, 2007 and (b) 75 days after consummation of a tender offer meeting certain requirements described below by either a permitted transferee of the Call Right or another person other than NBCU.
     The Company and the Paxson Stockholders entered into a Company Stock Purchase Agreement, dated as of November 7, 2005, under which the Company is obligated to purchase the Call Shares in the event the Call Right expires unexercised or terminates without closing. The purchase price of the Call Shares payable by the Company is the same as the exercise price of the Call Right payable under the Call Agreement. NBCU has placed in escrow $3,863,765, which is the aggregate exercise price of the Call Right with respect to the Class A Common Stock included in the Call Shares. These funds shall be used to pay the purchase price payable by the Company for such shares should the Company become obligated to purchase such shares by reason of the expiration or termination of the Call Right. The Company has agreed to deposit, by November 10, 2005, $2,410,375 in cash (substantially all of the proceeds of the sale of the additional shares of Series B Preferred Stock described above) as collateral for an irrevocable letter of credit supporting its obligation to pay the purchase price for the shares of Class B Common Stock.

     On November 6, 2005, Mr. Paxson resigned as Chairman of the Board and a director of the Company. Mr. Paxson resigned as of November 7, 2005 as the Chief Executive Officer of the Company, and entered into a Paxson Consulting and Noncompetition Agreement with the Company and NBCU, pursuant to which Mr. Paxson has agreed, for a period commencing on November 7, 2005 and continuing until five years after the later of the closing of the exercise of the Call Right or the closing under the Company Stock Purchase Agreement, to provide certain consulting services to the Company and refrain from engaging in certain activities in competition with the Company, and the Company has paid Mr. Paxson $250,000 on signing in respect of the first year’s consulting services, and is obligated to pay Mr. Paxson $750,000 six months and one day after the November 7, 2005 in respect of Mr. Paxson’s agreement to refrain from engaging in certain competitive activities, and four additional annual payments of $1,000,000 each on the anniversary of November 7, 2005, which are to be allocated between consulting services and the noncompete agreement in the same ratio. If the closing of the Call Right occurs (whether by NBCU or its transferee), NBCU will be obligated to assume the balance of the payments remaining to be made to Mr. Paxson under the agreement, and to reimburse the Company for all payments made by it to Mr. Paxson pursuant to the agreement. The Company’s obligation to pay premiums on a split dollar life insurance policy owned by a trust established by Mr. Paxson for the benefit of his family members was terminated.
     Effective upon Mr. Paxson’s resignation as Chief Executive Officer, Dean M. Goodman, President and Chief Operating Officer of the Company, will serve as the Company’s principal executive officer until the filing of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, following which R. Brandon Burgess, upon commencement of performance of his duties as the Company’s new Chief Executive Officer, will be the Company’s principal executive officer.
     NBCU, the Company and the Paxson Stockholders entered into an Amended and Restated Stockholder Agreement, effective as of November 7, 2005, replacing the original Stockholder Agreement entered into on September 15, 1999, that provides, among other things, that:
•	NBCU or a permitted transferee of the Call Right or NBCU’s Series B Preferred Stock is required to conduct an offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s Class A Common Stock (other than shares held by the Paxson Stockholders and shares issued after November 7, 2005 that were not issued pursuant to preexisting contractual obligations) at a price of $1.25 per share, increasing at an annual rate of 10% from October 1, 2005 through the date of the commencement of the Tender Offer, concurrently with the earliest to occur of:
(i)	the effectiveness of a transfer of the Call Right by NBCU’s affiliate to a permitted transferee;

(ii)	the exercise of the Call Right; and

(iii)	the transfer by NBCU’s affiliate of a number of shares of Series B Preferred Stock that, on an as-converted basis, together with any shares of Series B Preferred Stock previously transferred by the NBCU affiliate, represents in excess of 50% of the total voting power of the outstanding voting stock of the Company.
•	If the Tender Offer does not occur, NBCU will deliver to the Company or the Company’s transfer agent shares of the Series B Preferred Stock with an aggregate liquidation preference plus accrued and unpaid dividends equal to $105 million plus 10% per annum from October 1, 2005, and the Company or its transfer agent will distribute to all holders of the Company’s Class A Common Stock, other than the Paxson Stockholders and certain other holders of shares issued after November 7, 2005, on a pro rata basis, shares of Series B Preferred Stock (or another series of preferred stock hereafter created with substantially identical economic rights) with an aggregate liquidation preference equal to the amount of the preferred stock surrendered by NBCU.

•	The Company shall grant stock-based compensation awards with respect to 24 million shares of Class A Common Stock to selected members of Company management within 18 months after November 7, 2005 (in addition to the 26 million shares issuable pursuant to the stock-based compensation awards to R. Brandon Burgess, the Company’s new Chief Executive Officer, and Dean M. Goodman, the Company’s President and Chief Operating Officer, as described below).
     R. Brandon Burgess, a former NBCU senior executive, entered into an Employment Agreement with the Company as of November 7, 2005, pursuant to which Mr. Burgess shall serve as the Chief Executive Officer of the Company (commencing employment duties immediately following the complete filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). Mr. Burgess shall receive a base annual salary of $1,000,000, shall be eligible for an annual performance based bonus of not less than 100% of his base salary, and received a signing bonus of $1,500,000. Mr. Burgess was granted 8,000,000 restricted stock units, which vest in four equal installments 18, 24, 36 and 48 months after November 7, 2005, subject to termination and acceleration of vesting under specified circumstances, and which entitle Mr. Burgess to receive one share of Class A Common Stock for each restricted stock unit, settled upon the earlier of his termination of employment or the 48 month anniversary of November 7, 2005.

     Mr. Burgess was also granted seven year options to purchase 16,000,000 shares of Class A Common Stock, 8,000,000 of which have an exercise price of $0.42 (the average closing price of the Class A Common Stock on the American Stock Exchange for the ten trading days immediately preceding November 7, 2005) and 8,000,000 of which have an exercise price of $1.25 per share. The options vest on the same schedule as the restricted stock units, and are subject to termination or accelerated vesting under certain circumstances. The shares of Class A Common Stock that may be acquired upon settlement of the restricted stock units or exercise of the options are subject to restrictions on transferability and voting. If Mr. Burgess’ employment is terminated by the Company without cause, by Mr. Burgess for good reason, or by reason of Mr. Burgess’ death or disability, the options granted to Mr. Burgess shall be immediately forfeited and canceled and he shall receive $4.5 million, if such termination occurs on or prior to the 18 month anniversary of November 7, 2005, or $3.0 million if such termination occurs after such 18 month anniversary. In addition, if Mr. Burgess’ employment is terminated by the Company without cause or by Mr. Burgess for good reason, he will be entitled to receive (a) two times his base salary, plus $1 million, if such termination occurs on or prior to the 18 month anniversary of November 7, 2005, (b) two times his base salary, if such termination occurs following the 18 month anniversary of November 7, 2005 and following exercise of the Call Right, or (c) $1 million if such termination occurs following the 18 month anniversary of November 7, 2005 but where the Call Right was not exercised.
     The Company and Paxson Management Corporation, an affiliate of Mr. Paxson (“PMC”), entered into a PMC Management and Proxy Agreement, effective as of November 7, 2005, under which PMC has agreed to perform certain services and to assume sole responsibility for certain management functions with respect to the Company’s broadcast television station subsidiaries and the Company has granted PMC the right to vote (subject to certain limitations) the outstanding voting stock of such subsidiaries. The effect of this arrangement is to facilitate the transactions described in this note by maintaining Mr. Paxson as the sole attributable holder of the FCC licenses of the Company’s television stations. This agreement continues for a term expiring on the earlier of the consummation of the transfer of control of the Company’s television station subsidiaries in connection with (i) the closing of the exercise of the Call Right, (ii) the sale of the Call Shares to the Company pursuant to the Company Stock Purchase Agreement described above, or (iii) the termination of the Company Stock Purchase Agreement.
     Under this agreement, the Company is obligated to make available to PMC the services of Company employees on an as-needed basis for the purpose of assisting PMC in performing the management services it is required to perform; to provide Mr. Paxson with access to the physical facilities of the Company television stations and with office space at the Company’s offices; to pay PMC such amounts as are required to pay the operating costs of the Company’s television stations; to reimburse PMC for reasonable and necessary expenses incurred in performing services under the agreement; and to pay PMC a management fee at the annual rate of $968,000 through December 31, 2005, increasing by 10% per year thereafter.
     The Company and Dean M. Goodman, its President and Chief Operating Officer and a director, entered into a new Employment Agreement as of November 7, 2005, pursuant to which Mr. Goodman shall receive a base annual salary of $800,000, shall be eligible for an annual performance based bonus of not less than 100% of his base salary, and received a signing bonus of $1,500,000. Mr. Goodman was granted 333,333 restricted stock units with a purchase price of $.01 per unit, which vest in four equal installments 18, 24, 36 and 48 months after November 7, 2005, subject to termination and acceleration of vesting under specified circumstances, and which entitle Mr. Goodman to receive one share of Class A Common Stock for each restricted stock unit, settled upon the earlier of his termination of employment or the 48 month anniversary of November 7, 2005.
     Mr. Goodman is also to be granted, as of November 7, 2005, an additional 1,000,000 restricted stock units under the Company’s 1998 Stock Incentive Plan, with a purchase price of $.01 per unit and vesting in five equal annual installments. These units are to be settled upon the earlier of Mr. Goodman’s termination of employment or the 60 month anniversary of November 7, 2005. Mr. Goodman was also granted seven year options to purchase 666,667 shares of Class A Common Stock, 333,334 of which have an exercise price of $.42 (the average closing price of the Class A Common Stock on the American Stock Exchange for the ten trading days immediately preceding November 7, 2005) and 333,333 of which have an exercise price of $1.25 per share. The options vest on the same schedule as the restricted stock units, and are subject to termination or accelerated vesting under certain circumstances. The shares of Class A Common Stock that may be acquired upon settlement of the restricted stock units or exercise of the options are subject to restrictions on transferability and voting. If Mr. Goodman’s employment is terminated by the Company without cause or by Mr. Goodman for good reason, Mr. Goodman will be entitled to receive a severance payment equal to four times his base salary. If Mr. Goodman’s employment is terminated by reason of Mr. Goodman’s death or disability, he shall be entitled to receive the amount of his annual base salary.
     NBCU and the Company entered into a Settlement Agreement as of November 7, 2005, pursuant to which they have agreed to voluntarily dismiss, with prejudice, (i) the litigation in the Delaware Court of Chancery filed by NBCU on August 19, 2004 with respect to the dividend reset on the Series B Preferred Stock, and the Company’s counterclaim regarding NBCU’s redemption rights, and (ii) the arbitration proceeding commenced by NBCU on May 12, 2005 seeking damages for the alleged wrongful termination by the Company of its Network Sales Agreement, National Agreement and Joint Sales Agreements with NBCU. The Settlement Agreement includes mutual releases of all claims that have been or could have been asserted related to the facts alleged in the Chancery Court action and the arbitration proceeding, and provides that the obligations of the parties under the Network Sales Agreement, National Agreement and Joint Sales Agreements are suspended unless the parties mutually agree in writing to revoke such suspension. The Company and NBCU have also agreed to voluntarily withdraw certain correspondence filed with the FCC.
     On November 6, 2005, the Board of Directors of the Company authorized an amendment of the Company’s certificate of incorporation to increase the Company’s authorized common stock to 857,000,000 shares, consisting of 505,000,000 shares of Class A Common Stock, 35,000,000 shares of Class B Common Stock, and 317,000,000 shares of Class C Non-Voting Common Stock, and directed that this amendment be submitted to a vote of the Company’s stockholders.
     In addition, the transactions described above resulted in the accelerated vesting of 2,441,436 previously unvested shares of the Company’s Class A common stock. As a result, the Company will recognize approximately $5.3 million of additional stock based compensation expense in the fourth quarter of 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 40 of the top 50 U.S. markets. We operate a network that provides programming seven days per week, 24 hours per day, and reaches approximately 91 million homes, or 83% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air, as well as movies, sports and game shows. The balance of our programming consists of long form paid programming (principally infomercials and programming produced by third parties who have purchased from us the right to air their programming during specific time periods) and public interest programming. We have obtained certain data, such as market rank and television household data set forth in this report, from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.
     For the three and nine month periods ended September 30, 2005, we generated net revenues of $43.4 million and $130.8 million, respectively, from the sale of local and national air time for long-form paid programming, consisting primarily of infomercials. For the three and nine month periods ended September 30, 2004, we generated $40.5 million and $127.9 million, respectively, from the sale of local and national long-form paid programming. The remainder of our net revenues ($16.0 million and $60.1 million for the three and nine month periods ended September 30, 2005, respectively and $25.4 million and $79.1 million for the three and nine month periods ended September 30, 2004, respectively) were generated primarily from the sale of commercial spot advertisements.
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
     Our primary operating expenses include selling, general and administrative expenses, depreciation and amortization expenses, programming expenses, employee compensation and costs associated with cable and satellite distribution. Programming amortization is a significant expense and is affected by several factors, including the mix of syndicated versus lower cost original programming as well as the frequency with which programs are aired.
     Our business operations presently do not provide sufficient cash flow to support our debt service requirements and to pay cash dividends on our preferred stock. We continue to consider strategic alternatives that may arise, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, as we seek to improve our core business operations and increase our cash flow. See “Forward Looking Statements and Associated Risks and Uncertainties—Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.”
     On November 7, 2005, we entered into various agreements with NBC Universal, Inc. (“NBCU”), Lowell W. Paxson, our chairman, chief executive officer and controlling stockholder, and certain of their respective affiliates, pursuant to which the parties agreed, among other things, to the following:
•	We and NBCU amended the terms of NBCU’s investment in us, including the terms of the Series B preferred stock NBCU holds;

•	Mr. Paxson granted NBCU the right to purchase all shares of our common stock held by him and his affiliates and resigned as our director and officer;

•	NBCU agreed that it or its transferee of the right to purchase Mr. Paxson’s shares will make a tender offer for all of our outstanding shares of Class A Common Stock if it exercises or transfers its right to purchase Mr. Paxson’s shares or transfers a control block of its Series B preferred stock;

•	NBCU agreed to return a portion of its preferred stock to us if the right to purchase Mr. Paxson’s shares is not exercised, which either NBCU or we will distribute to the holders of our Class A Common Stock other than Mr. Paxson;

•	we agreed to purchase all of our common stock held by Mr. Paxson if NBCU’s right to purchase expires unexercised or fails to close within a prescribed time frame;

•	we issued $188.6 million of additional preferred stock to NBCU in full satisfaction of our obligations through September 30, 2005 for accrued and unpaid dividends on our preferred stock held by NBCU; and

•	we settled all pending litigation and arbitration proceedings with NBCU.
For further information regarding these transactions, you should read the information set forth in Note 14, Subsequent Events.
Financial Performance:
•	Net revenues in the third quarter of 2005 decreased 9.9% to $59.4 million from $65.9 million in the third quarter of 2004, primarily due to our shift to non-rated spot advertisements at lower rates in 2005, partially offset by increased long form revenues.

Net revenues for the nine months ended September 30, 2005 decreased 7.8% to $190.9 million from $207.0 million for the nine months ended September 30, 2004 primarily due to lower ratings during the first six months of 2005 than in the prior year, and our shift to non-rated spot advertisements, which sell at lower rates, during the third quarter of 2005.

•	Operating loss in the third quarter of 2005 was $19.4 million, as compared to $2.4 million in the third quarter of 2004. Operating loss in the third quarter of 2005 reflects the decrease in net revenues described above, a restructuring charge in the amount of $24.3 million, primarily for costs that will continue to be incurred under the remaining term of a contract that no longer has any economic benefit to us , a $3.9 million increase in program rights amortization and lower selling, general and administrative expenses primarily resulting from reduced promotional spending, and lower costs resulting from the restructuring, partially offset by increased consulting and other professional fees. Operating loss for the three months ended September 30, 2004 included a charge of approximately $4.6 million to reduce certain programming rights to their net realizable value due to a change in our expected usage of the programming.

Operating loss for the nine months ended September 30, 2005 was $20.8 million, as compared to $2.0 million for the nine months ended September 30, 2004. Operating loss for the nine months ended September 30, 2005 includes the decrease in net revenues described above, restructuring charges in the amount of $28.6 million, increased program rights amortization in the amount of $10.8 million, $16.8 million of insurance recoveries received in connection with an insurance settlement with our former insurer and lower selling, general and administrative expenses mainly due to the restructuring. Operating loss for the nine months ended September 30, 2004 included a gain of $6.1 million from the sale of our television station serving the Shreveport, Louisiana market and the charge of approximately $4.6 million to reduce certain programming rights to their net realizable value .

•	Net loss attributable to common stockholders in the third quarter of 2005 was $105.2 million, as compared to $58.0 million in the third quarter of 2004. Net loss attributable to common stockholders for the third quarter of 2005 includes the items described above, increased interest expense resulting from higher accretion on our 12 1/4% senior subordinated discount notes, and increased dividends resulting from a rate adjustment on our Series B preferred stock to 28.3% from 8%.

Net loss attributable to common stockholders for the nine months ended September 30, 2005 was $242.8 million, as compared to $167.0 million for the nine months ended September 30, 2004. The net loss attributable to common stockholders for the nine months ended September 30, 2005 includes the items described above, a $34.8 million benefit from income taxes resulting from the acceptance of a settlement with the IRS that resulted in the expected realization of certain net operating losses net of certain state income taxes, increased interest expense resulting from higher accretion on our 12 1/4% senior subordinated discount notes, increased dividends resulting from the adjustment of the rate on our Series B preferred stock to 28.3% (including $14.8 million which related to the application of the increased rate to the period from September 15, 2004 through December 31, 2004) and a $3.4 million gain resulting from the expiration of an agreement that required us to provide advertising to another party.

The net loss attributable to common stockholders for the third quarter of 2004 includes the charge to write down certain programming to its net realizable value and the net loss attributable to common stockholders for the nine months ended September 30, 2004 includes a $6.3 million loss on extinguishment of debt resulting from the refinancing of our senior credit facility in January 2004 as well as the gain from the sale of the television station described above.

•	Cash flows used in operating activities were $1.0 million for the first nine months of 2005, as compared to $25.2 million for the first nine months of 2004. The decrease is primarily attributable to the receipt of $16.8 million of insurance recoveries as discussed above, as well as lower payments and deposits for program rights.
Balance Sheet:
     Our cash, cash equivalents and short-term investments increased during the nine months ended September 30, 2005 by $11.1 million to $99.1 million, primarily as a result of insurance recoveries received in connection with a settlement with our former insurer. Our total debt, which primarily comprises three series of notes, increased by $41.0 million for the nine months ended September 30, 2005 to $1.0 billion as of September 30, 2005. The increase in total debt for the nine months ended September 30, 2005 resulted primarily from the accretion on our 12 1/4% senior subordinated discount notes. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with a carrying value of $1.4 billion as of September 30, 2005. As part of the transactions that we entered into with NBCU on November 7, 2005 and the settlement of litigation between NBCU and us, we issued to NBCU an additional 18,857 shares of Series B preferred stock in full satisfaction of our obligations for accrued and unpaid dividends on the Series B preferred stock through September 30, 2005, thus reducing the carrying value of our Series B preferred stock held by NBCU from $703.6 million to $603.6 million as of September 30, 2005. The notes other than the discount notes require us to make periodic cash interest payments on a current basis. The discount notes accrete until July 2006, at which time we will be obligated to make cash interest payments on a current basis. All series of preferred stock accrue dividends but do not require current cash dividend payments. None of these instruments matures or requires mandatory principal repayments until the fourth quarter of 2006.
     During 2003 and 2004, we issued letters of credit to support our obligation to pay for certain original programming. The settlement of the letters of credit generally occurs during the first quarter of the year. As a result of this strategy, our programming payments are typically higher in the first quarter of the year compared to the other three quarters of the year.
Sources of Cash:
     Our principal sources of cash in the first nine months of 2005 were insurance recoveries received in connection with a settlement with our former insurer and revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising. We expect our principal sources of cash in the remainder of 2005 to consist of revenues from the sale of network and station long form paid programming and, to a lesser extent, network and station spot advertising.
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

RESTRUCTURING
     During the nine months ended September 30, 2005, we adopted a plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. In connection with this plan we:
•	notified all of our JSA partners, other than NBCU, that we were exercising our right to terminate the JSAs, effective June 30, 2005;

•	exercised our right to terminate all of our network affiliation agreements, effective June 30, 2005;

•	notified NBCU that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBCU, pursuant to which NBCU sold national spot advertisements for 49 of our 60 stations; and

•	reduced personnel by 68 employees.
     We and NBCU have entered into a number of agreements affecting our business operations, including an agreement under which NBCU provided network sales, marketing and research services. Pursuant to the terms of the JSAs between our stations and NBCU’s owned and operated stations serving the same markets, the NBCU stations sold all non-network spot advertising of our stations and received commission compensation for such sales. Certain of our station operations, including sales operations, were integrated with the corresponding functions of the related NBCU station and we reimbursed NBCU for the cost of performing these operations. For the nine months ended September 30, 2005 and 2004, we incurred expenses totaling approximately $11.2 million and $16.2 million, respectively, for commission compensation and cost reimbursements to NBCU in connection with these arrangements. Other than sales support services with respect to network advertising sold prior to July 2005 which we have yet to air, NBCU no longer provides services to us under these agreements.
     For the nine months ended September 30, 2005 and 2004, we incurred expenses totaling approximately $10.5 million and $16.2 million, respectively for commission compensation and cost reimbursement to non-NBCU JSA partners.
     In connection with the termination of our JSAs, we expect to relocate up to 22 of our station master controls which are currently located in our JSA partner’s facility, at an approximate cash outlay of between $5.0 million and $7.0 million primarily for new equipment and moving expenses. As of September 30, 2005, we have spent approximately $1.2 million in connection with the relocation of our station master controls, approximately $1.0 million of which was recorded as property and equipment.
     We account for restructuring costs pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Through the third quarter of 2005, we have recorded a restructuring charge in the amount of $28.6 million in connection with the aforementioned restructuring activities. The restructuring charge primarily consists of the recognition of a liability in the amount of $24.2 million for costs that we will continue to incur for the remaining term of a contract that no longer provides any economic benefit to us, one-time termination benefits in connection with personnel reductions (including $1.1 million in stock-based compensation expense) and personnel reductions for our JSA partners and NBCU. We are currently unable to determine the amount of additional restructuring charges, if any, that we may incur in connection with the termination of certain of our contractual arrangements with third parties other than NBCU.

RESULTS OF OPERATIONS
     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net revenues (net of agency commissions)	$59,355	$65,872	$190,935	$207,043

Expenses:
Programming and broadcast operations	13,956	11,111	42,204	38,572
Program rights amortization	16,104	12,190	49,479	38,723
Selling, general and administrative	13,354	27,455	72,141	91,588
Depreciation and amortization	8,973	10,527	28,044	32,224
Insurance recoveries	—	—	(15,652)	—
Time brokerage and affiliation fees	1,145	1,119	3,435	3,321
Stock-based compensation	849	1,239	2,911	5,994
Adjustment of programming to net realizable value	—	4,645	—	4,645
Restructuring charges	24,345	(5)	28,592	(5)

Total operating expenses	78,726	68,281	211,154	215,062
(Loss) gain on sale or disposal of broadcast and other assets	(33)	42	(600)	6,000

Operating loss	$(19,404)	$(2,367)	$(20,819)	$(2,019)

Other Data:
Program rights payments and deposits	$4,438	$15,717	$43,298	$60,614
Purchases of property and equipment	3,934	4,214	8,875	12,279
Cash flows provided by (used in) operating activities	1,790	(7,923)	(1,013)	(25,177)
Cash flows (used in) provided by investing activities	(6,470)	(13,308)	18,166	(6,320)
Cash flows (used in) provided by financing activities	(18)	320	(52)	18,307
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
     Net revenues decreased 9.9% to $59.4 million for the three months ended September 30, 2005 from $65.9 million for the three months ended September 30, 2004, primarily due to our shift to non-rated spot advertisements at lower rates in 2005, partially offset by increased long form revenues.
     Programming and broadcast operations expenses were $14.0 million during the three months ended September 30, 2005, compared with $11.1 million for the comparable period in the prior year. The increase is primarily due to a settlement regarding music license fees payable by us that was finalized in the third quarter of 2004, which positively affected our programming and broadcast expenses by approximately $3.0 million. In addition, lower employee-related and other costs resulting from the restructuring were offset by higher tower rents and utilities.
     Program rights amortization expense increased to $16.1 million during the three months ended September 30, 2005, compared with $12.2 million for the comparable period in the prior year. The increase is primarily due to new original and syndicated programming in 2005 when compared to the comparable period in the prior year.
     Selling, general and administrative expenses were $13.4 million during the three months ended September 30, 2005, compared with $27.5 million for the comparable period in the prior year. The decrease is primarily due to reduced promotional spending, and lower employee-related and other costs resulting from the restructuring.

     Depreciation and amortization expense was $9.0 million during the three months ended September 30, 2005 compared with $10.5 million for the comparable period in the prior year. This decrease is primarily due to assets becoming fully depreciated resulting in lower depreciation and amortization expense in 2005 when compared to the comparable period in the prior year.
     During the third quarter of 2005, we recorded a restructuring charge of $24.3 million in connection with our plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements. The third quarter charge was composed primarily of costs that we will continue to incur under the remaining term of a contract that no longer has any economic benefit to us.
     Stock-based compensation expense decreased to $0.8 million for the three months ended September 30, 2005 from $1.2 million for the comparable period of the prior year.
     During the third quarter of 2004, we recognized a charge of $4.6 million to reduce certain programming rights to their net realizable value, due to a change in our expected usage of the programming and the corresponding expected decrease in advertising revenues related to the programming.
     Interest expense for the three months ended September 30, 2005 increased to $27.5 million from $23.7 million in the same period in 2004, primarily due to an increase in the LIBOR rate of interest and to higher accretion on our 12 1/4% senior subordinated discount notes.
     Dividends on mandatorily redeemable preferred stock were $17.7 million for the three months ended September 30, 2005 compared to $15.4 million for the three months ended September 30, 2004.
     The provision for income taxes for the three months ended September 30, 2005 was $8.0 million compared to $3.3 million for the three months ended September 30, 2004. The provision for income taxes in 2005 includes a provision of approximately $1.3 million resulting from a change in the effective state income tax rate used to estimate the expected future state tax consequences of temporary differences between the financial statement and income tax bases of our assets and liabilities. The change in the effective state income tax rate primarily resulted from the tentative settlement reached with the IRS, as discussed below.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $33.1 million for the three months ended September 30, 2005 compared to $14.3 million for the three months ended September 30, 2004. The increase primarily resulted from the rate adjustment on our Series B preferred stock to 28.3% from 8% for the same period in 2004, except for the period from September 15, 2004 through September 30, 2004, when the rate was 16.2%. Effective October 1, 2005, the dividend rate on the Series B preferred stock is 11%.
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
     Net revenues decreased 7.8% to $190.9 million for the nine months ended September 30, 2005 from $207.0 million for the nine months ended September 30, 2004, primarily because of lower ratings during the first six months of 2005 as compared to the prior year, and the shift to non-rated spot advertisements, which sell at lower rates, during the third quarter of 2005.
     Programming and broadcast operations expenses were $42.2 million during the nine months ended September 30, 2005, compared with $38.6 million for the comparable period in the prior year. Programming and broadcast operations expenses were positively affected in 2004 by the aforementioned settlement of music license fees payable by us. In addition, we had higher tower rent and utilities expense partially offset by lower employee related and other expenses resulting from the restructuring plan that we began to implement earlier this year.
     Program rights amortization expense was $49.5 million during the nine months ended September 30, 2005, compared with $38.7 million for the comparable period in the prior year. The increase is primarily due to new original and syndicated programming in 2005 when compared to the comparable period in the prior year.
     Selling, general and administrative expenses were $72.1 million during the nine months ended September 30, 2005, compared with $91.6 million for the comparable period in the prior year. The decrease is primarily due to reduced promotional spending, a reduction of legal expenses in 2005 as a result of the settlement with our former insurer as described below and lower employee related and other costs resulting from the restructuring, partially offset by increased consulting and other fees.

     Depreciation and amortization expense was $28.0 million during the nine months ended September 30, 2005 compared with $32.2 million for the comparable period in the prior year. This decrease is primarily due to assets becoming fully depreciated resulting in lower depreciation and amortization expense in 2005 than in the comparable period of the prior year, partially offset by $1.4 million of amortization expense for leasehold improvements at JSA locations for which we shortened the amortizable lives to coincide with the termination of the related agreements.
     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer. In March 2003, the insurer filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from it. On April 30, 2005, we settled our claims against the insurer for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the aforementioned settlement on May 3, 2005, $1.1 million of which was recorded as an offset against expenses incurred in connection with this litigation (which were included in selling, general and administrative expenses), and the remainder of which was recorded as “insurance recoveries.”
     During the nine months ended September 30, 2005, we recorded a restructuring charge of $28.6 million in connection with our plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements. The third quarter charge was composed primarily of costs that we will continue to incur under the remaining term of a contract that no longer has any economic benefit to us.
     Stock-based compensation expense decreased to $2.9 million for the nine months ended September 30, 2005 from $6.0 million for the comparable period of the prior year. The decrease results from awards that fully vested in 2004 and the inclusion in 2004 of $1.0 million in stock-based compensation expense resulting from the accelerated vesting of unvested shares held by employees who separated from employment with us. As result of the accelerated vesting of previously unvested shares of our Class A common stock, we will recognize approximately $5.3 million of additional stock based compensation expense in the fourth quarter of 2005.
     During the nine months ended September 30, 2004, we recognized a charge of $4.6 million to reduce certain programming rights to their net realizable value.
     In May 2004 we completed the sale of our television station KPXJ, serving the Shreveport, Louisiana market, for approximately $10.0 million, resulting in a pre-tax gain of approximately $6.1 million.
     Interest expense for the nine months ended September 30, 2005 increased to $82.7 million from $69.3 million in the same period in 2004. The increase is primarily due to an increase in LIBOR interest rates, higher accretion on our 12 1/4% senior subordinated discount notes and interest on federal and state income taxes in the amount of $3.9 million in connection with our acceptance of a settlement with the IRS as described below.
     Dividends on mandatorily redeemable preferred stock were $51.3 million for the nine months ended September 30, 2005 compared to $44.7 million for the nine months ended September 30, 2004.
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
     Included in other income, net, for the nine months ended September 30, 2005 is a $3.4 million gain resulting from the expiration of an agreement that required us to provide advertising to another party.
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
     In June 2005, we reached a tentative settlement of this matter that would result in our recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of our radio division in 1997. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, we would not be liable for any federal tax deficiency, but would be liable for state income taxes. We have estimated the amount of state income taxes for which we would be liable as of September 30, 2005 to be approximately $2.9 million. In addition, we would be liable for interest on the tax liability for the period prior to the carry back of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest as of September 30, 2005 to be $2.0 million and $1.9 million, respectively. Because we previously established a deferred tax liability at the time of the “like-kind” exchange and because we previously established a valuation allowance against our net operating losses, the use of our losses to offset the additional gain to be recognized would result in a reduction of the established valuation allowance in the amount of $37.7 million.
     Our settlement with the IRS is subject to the execution of a closing agreement. As a result of reaching the settlement with the IRS, we have concluded that it is more likely than not that our net operating losses, up to the amount of the additional gain to be recognized, will be realized and that it is probable that we will incur additional state income taxes as well as federal and state interest expense. As a result, in the second quarter of 2005 we recognized an income tax benefit in the amount of $34.8 million resulting from the realization of our net operating losses, net of state income taxes.
     For the nine months ended September 30, 2005, we recorded a provision for income taxes in the amount of $14.9 million, exclusive of the aforementioned reduction to the deferred tax asset valuation allowance and additional state income taxes. For the nine months ended September 30, 2004, we recorded a provision for income taxes in the amount of $11.6 million. The provision for income taxes in 2005 reflects the additional $1.3 million provision for the change in the effective state income tax rate as previously described. As of September 30, 2005 and 2004, we have recorded a valuation allowance for our deferred tax assets (primarily resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as we believe it is more likely than not that we will be unable to utilize our remaining net deferred tax assets. As of December 31, 2004 and September 30, 2005, the liability for deferred income taxes amounted to $194.7 million and $171.6 million, respectively. The decrease is due primarily to the tentative settlement we reached with the IRS as described above, which resulted in a net decrease of $37.7 million in the Company’s net deferred tax asset valuation allowance, partially offset by the recording of our income tax expense.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $113.8 million for the nine months ended September 30, 2005 compared to $37.5 million for the nine months ended September 30, 2004. The increase primarily resulted from the rate adjustment on our Series B preferred stock to 28.3% from 8% and 16.2% for the same period in 2004, including a $14.8 million adjustment to apply the 28.3% rate retroactively to the period from September 15, 2004 through December 31, 2004. Effective October 1, 2005, the dividend rate on the Series B preferred stock is 11%.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are to fund capital expenditures for our television properties, programming rights payments and debt service payments. Our primary sources of liquidity are our cash on hand and our net working capital. As of September 30, 2005, we had $99.1 million in cash and cash equivalents and we had working capital of approximately $50.7 million. We believe that our cash on hand as well as cash we expect to generate from future operations and our net working capital will provide the liquidity necessary to meet our obligations and financial commitments through at least the next twelve months. Our 12 1/4% senior subordinated discount notes require us to commence making semi-annual interest payments of $30.4 million beginning on July 15, 2006 and on each July 15 and January 15 thereafter. Our 10 3/4% senior subordinated notes require us to make semi-annual interest payments of $10.8 million on January 15 and July 15, respectively. Our senior secured floating rate notes require us to make quarterly interest payments at the rate of LIBOR plus 2.75% per year in January, April, July and October. The current LIBOR rate is 4.05% and we made an interest payment of $6.1 million on October 17, 2005.
     None of our outstanding shares of preferred stock currently require us to pay cash dividends. We are required to redeem our 14 1/4% Junior Exchangeable preferred stock and 9 3/4% Convertible preferred stock by November 16, 2006 and December 31, 2006, respectively. The redemption value of the 14 1/4% Junior Exchangeable preferred stock and 9 3/4% Convertible preferred stock as of September 30, 2005 is approximately $522.6 million and $151.6 million, respectively. We currently do not have the financial resources to redeem these securities, and we may not have sufficient resources to do so at their scheduled redemption dates. In addition, the terms of our senior secured and senior subordinated debt preclude us from redeeming any of our preferred stock from our available cash. The terms of these two classes of preferred stock provide that if we fail to redeem these securities on or before their respective scheduled redemption dates, the sole legal remedy available to the holders of each class is the right, voting separately and as one class, to elect two additional members to our board of directors. In order to redeem the 14 1/4% Junior Exchangeable preferred stock and the 9 3/4% Convertible preferred stock, or if our financial results are not as anticipated, we may be required to seek to sell assets, raise additional funds through the offering of equity securities or refinance or restructure the terms of our debt and preferred stock in order to ensure our ability to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets, raising additional funds or otherwise complete a refinancing transaction to meet our liquidity needs.
     As part of the transactions that we entered into with NBCU on November 7, 2005 and the settlement between NBCU and us, we issued to NBCU an additional 18,857 shares of Series B preferred stock in full satisfaction of our obligations for accrued and unpaid dividends on the Series B preferred stock through September 30, 2005, thus reducing the carrying value of our Series B preferred stock held by NBCU from $703.6 million to $603.6 million effective October 1, 2005. In addition, the dividend rate on the Series B preferred stock was reduced to 11% effective October 1, 2005.
     During the nine months ended September 30, 2005, we adopted a plan to phase out our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. In connection with this plan we:
•	notified all of our JSA partners, other than NBCU, that we were exercising our right to terminate the JSAs, effective June 30, 2005;

•	exercised our right to terminate all of our network affiliation agreements, effective June 30, 2005;

•	notified NBCU that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBCU, pursuant to which NBC sold national spot advertisements for 49 of our 60 stations; and

•	reduced personnel by 68 employees.
     As a result of the restructuring, we expect to incur additional costs in future periods to terminate certain contractual agreements and to relocate our station master controls. In addition, we are subject to a contract under which we no longer receive any economic benefit as a result of the restructuring that requires us to pay approximately $1.0 million per month through August of 2007.
     On October 14, 2005, we adopted an executive retention bonus plan, under which select senior executives may become entitled to receive additional cash compensation if the participant remains employed by us and we achieve certain performance goals. The total anticipated cost of the plan, assuming all participants earn their maximum potential compensation under the plan, is approximately $4.7 million, to be paid at various dates in late 2005 and 2006.
     R. Brandon Burgess, a former NBCU senior executive, entered into a three year Employment Agreement with us as of November 7, 2005, pursuant to which Mr. Burgess shall serve as our Chief Executive Officer, (commencing employment duties immediately following the complete filing of this Quarterly Report on Form 10-Q). Mr. Burgess shall receive a base annual salary of $1,000,000, shall be eligible for an annual performance based bonus of not less than 100% of his base salary, and received a signing bonus of $1,500,000. If Mr. Burgess’ employment is terminated by us without cause, by Mr. Burgess for good reason, or by reason of Mr. Burgess’ death or disability, he shall receive $4.5 million, if such termination occurs on or prior to the 18 month anniversary of November 7, 2005, or $3.0 million if such termination occurs after such 18 month anniversary. In addition, if Mr. Burgess’ employment is terminated by us without cause or by Mr. Burgess for good reason, he will be entitled to receive (a) two times his base salary, plus $1 million, if such termination occurs on or prior to the 18 month anniversary of November 7, 2005, (b) two times his base salary, if such termination occurs following the 18 month anniversary of November 7, 2005 and following exercise of the Call Right, or (c) $1 million if such termination occurs following the 18 month anniversary of November 7, 2005 but where the Call Right was not exercised.
     We and Dean M. Goodman, our President and Chief Operating Officer and a director, entered into a new three year Employment Agreement as of November 7, 2005, pursuant to which Mr. Goodman shall receive a base annual salary of $800,000, shall be eligible for an annual performance based bonus of not less than 100% of his base salary, and received a signing bonus of $1,500,000.
     We and Paxson Management Corporation, an affiliate of Mr. Paxson (“PMC”), entered into a PMC Management and Proxy Agreement, effective as of November 7, 2005, under which PMC has agreed to perform certain services and to assume sole responsibility for certain management functions with respect to our broadcast television station subsidiaries and we have granted PMC the right to vote (subject to certain limitations) the outstanding voting stock of such subsidiaries. The effect of this arrangement is to facilitate the transactions with NBCU entered into on November 7, 2005 and more fully described in Note 14, Subsequent Events, by maintaining Mr. Paxson as the sole attributable holder of the FCC licenses of our television stations. This agreement continues for a term expiring on the earlier of the consummation of the transfer of control of our television station subsidiaries in connection with (i) the closing of the exercise of the Call Right, (ii) the sale of the Call Shares to us or (iii) the termination of the Company Stock Purchase Agreement. Under this agreement, we are obligated to make available to PMC the services of our employees on an as-needed basis for the purpose of assisting PMC in performing the management services it is required to perform; to provide Mr. Paxson with access to the physical facilities of our television stations and with office space at our offices; to pay PMC such amounts as are required to pay the operating costs of our television stations; to reimburse PMC for reasonable and necessary expenses incurred in performing services under the agreement; and to pay PMC a management fee at the annual rate of $968,000 through December 31, 2005, increasing by 10% per year thereafter.
     On November 6, 2005, Mr. Paxson resigned as our Chairman of the Board and director, and on November 7, 2005 he entered into a Paxson Consulting and Noncompetition Agreement with us and NBCU, pursuant to which Mr. Paxson has agreed, for a period commencing on November 7, 2005 and continuing until five years after the later of the closing of the exercise of the Call Right or the closing under the Company Stock Purchase Agreement, to provide certain consulting services to us and refrain from engaging in certain activities in competition with us, we paid Mr. Paxson $250,000 on signing in respect of the first year’s consulting services, and are obligated to pay Mr. Paxson $750,000 six months and one day after the November 7, 2005 in respect of Mr. Paxson’s agreement to refrain from engaging in certain competitive activities, and four additional annual payments of $1,000,000 each on the anniversary of November 7, 2005, which are to be allocated between consulting services and the non compete agreement in the same ratio.
     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer. In March 2003, the insurer filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from it. On April 30, 2005, we settled our claims against the insurer for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the aforementioned settlement on May 3, 2005, which is reflected in operating income during the nine months ended September 30, 2005.
     Cash used in operating activities was $1.0 million and $25.2 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts reflect cash generated or used in connection with the operation of our network, including program rights payments and deposits and interest payments on our debt. Cash used in operating activities for the nine months ended September 30, 2005 includes the receipt of the $16.8 million of insurance recoveries discussed above.
     Cash provided by investing activities was $18.2 million, for the nine months ended September 30, 2005, as compared to cash used in investing activities of $6.3 million for the nine months ended September 30, 2004. These amounts include capital expenditures and short-term investment transactions. Cash provided by investing activities in 2005 includes the refund of all of our deposits for programming letters of credit in the amount of $24.6 million. In June 2005, we amended the Master Agreement for Overnight Programming, Use of Digital Capacity and Public Interest Programming (“Master Agreement”) with The Christian Network, Inc, (“CNI”) that we and CNI entered into in September 1999. Pursuant to the June 2005 amendment, effective July 1, 2005, CNI relinquished its right to require us to broadcast CNI’s programming during the overnight hours on the analog signal of each of our stations, and accelerated the exercise of its right under the Master Agreement to require those of our television stations that have commenced digital multicasting to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital channels. As consideration for the June 2005 amendment, we agreed to pay CNI an aggregate of $3.25 million, of which $1.5 million was paid during the nine months ended September 30, 2005, with the remaining $1.75 million due as follows: $500,000 due on December 31, 2005, March 31, 2006 and June 30, 2006, respectively, and $250,000 due on September 29, 2006. Cash provided by investing activities in 2005 also includes $2.1 million of cash paid as a purchase price adjustment in connection with the prior acquisition of a television station.
     Cash used in financing activities was $0.1 million during the nine months ended September 30, 2005, as compared to cash provided by financing activities of $18.3 million for the same period in 2004. The 2004 amount includes the borrowings, repayments and loan origination costs resulting from the January 2004 refinancing described below.
     Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $8.8 million and $12.3 million for the nine months ended September 30, 2005 and 2004, respectively. The FCC has mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC which have been granted with limited exceptions. Despite the current uncertainty that exists in the broadcasting industry with respect to standards for digital broadcast services, planned formats and usage, we have complied and intend to continue to comply with the FCC’s timing requirements for the construction of digital television facilities and the broadcast of digital television services. We have commenced our migration to digital broadcasting in a majority of our markets and will continue to do so throughout the required time period. We currently own or operate 51 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received a construction permit from the FCC and will be completing the build-out on one station during 2006, we are awaiting construction permits from the FCC with respect to three of our television stations and five of our television stations have not received a digital channel allocation and therefore will not be converted until the end of the digital transition. Because of the uncertainty as to standards, formats and usage, we cannot currently predict with reasonable certainty the amount or timing of the expenditures we will likely have to make to complete the digital conversion of our stations. We currently anticipate, however, that we will spend at least an additional $7.0 million in 2005 and 2006 to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. We expect to fund these expenditures from cash on hand.

     On January 12, 2004, we completed a private offering of $365.0 million of senior secured floating rate notes, which bear interest at the rate of LIBOR plus 2.75% per year payable on a quarterly basis each January, April, July and October and will mature on January 10, 2010. We may redeem the senior secured notes at any time at specified redemption prices. The senior secured notes are secured by substantially all of our assets, and most of the senior secured notes are unconditionally guaranteed, on a joint and several senior secured basis, by all of our subsidiaries. The indenture governing the senior secured notes contains certain covenants which, among other things, restrict our ability to incur indebtedness, pay dividends, enter into transactions with related parties, make certain investments and sell assets. The proceeds from the offering were used to repay in full the outstanding indebtedness under our previously existing senior credit facility, pre-fund letters of credit supported by the revolving credit portion of our previously existing senior credit facility and pay fees and expenses incurred in connection with the transaction.
     The terms of the indentures governing our senior subordinated notes contain covenants limiting our ability to incur additional indebtedness except for refinancing indebtedness. The certificates of designation of two of our outstanding series of preferred stock contain similar covenants.
     As previously discussed, in June 2005, we reached a tentative settlement with the IRS regarding the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition. The settlement would result in our recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of our radio division in 1997. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, we would not be liable for any federal tax deficiency, but would be liable for state income taxes. We have estimated the amount of state income taxes for which we would be liable as of September 30, 2005 to be approximately $2.9 million. In addition, we would be liable for interest on the tax liability for the period prior to the carryback of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest as of September 30, 2005 to be $2.0 million and $1.9 million, respectively. Our settlement with the IRS is subject to the execution of a closing agreement.
     We have options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. We have paid $4.0 million for the options to purchase these stations. The owners of these stations also have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008. These stations are currently operating under time brokerage agreements with us.
     On October 24, 2005, we entered into an agreement with a wireless communications company pursuant to which we have agreed to accept a specified level of interference to the analog signal of our Kenosha, Wisconsin television station for cash consideration totaling $8.0 million, subject to certain conditions. The majority of the interference we are obligated to accept is outside of the television station’s designated market area.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     As of September 30, 2005, our obligations for programming rights and program rights commitments require collective payments of approximately $5.4 million as follows (in thousands):

	Obligation for	Program Rights
	Program Rights	Commitments	Total
2005 (October—December)	$3,226	$500	$3,726
2006	$1,634	$	$1,634

	$4,860	$500	$5,360

     On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. (“CBS”) and Crown Media United States, LLC (“Crown Media”) to sublicense our rights to broadcast the television series Touched By An Angel (“Touched”) to Crown Media for exclusive exhibition on the Hallmark Channel, commencing September 9, 2002. Under the terms of the agreement with Crown Media, we are to receive approximately $47.4 million from Crown Media, $38.6 million of which was paid over a three-year period that commenced in August 2002 and the remaining $8.8 million is to be paid over a three-year period that commenced in August 2003.
     Under the terms of our agreement with CBS, we remain obligated to pay CBS the amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15.0 million. As of September 30, 2005, amounts due or committed to CBS totaled approximately $12.1 million. The transaction resulted in a gain of approximately $4.0 million, which was deferred over the three year period that commenced in August 2002.

     We have a concentration of credit risk with respect to the amounts due from Crown Media under the sublicense agreement. As of September 30, 2005, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $2.3 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched on our network pursuant to our existing licensing agreement with CBS.
     Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of September 30, 2005, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):

	Obligations	Amounts Due from
	to CBS	Crown Media	Net Amount
2005 (October-December)	$2,891	$(733)	$2,158
2006	9,236	(1,711)	7,525

	12,127	(2,444)	9,683
Amount representing interest	—	108	108

	$12,127	$(2,336)	$9,791

     As of September 30, 2005, our obligations for cable distribution rights require collective payments by us of approximately $2.7 million in 2005.

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
     Advertising revenues constitute substantially all of our operating revenues. Our ability to generate advertising revenues depends upon our ability to sell our inventory of air time for long form paid programming at acceptable rates and, with respect to entertainment programming, to provide programming which attracts sufficient numbers of viewers in desirable demographic groups to generate audience ratings that advertisers will find attractive. Long form paid programming rates are dependent upon a number of factors, including our available inventory of air time, the viewing public’s interest in the products and services being marketed through long form paid programming and economic conditions generally. Our revenues from the sale of air time for long form paid programming may decline. Our entertainment programming has not attracted sufficient targeted viewership or achieved sufficiently favorable ratings to enable us to generate enough advertising revenues to be profitable. Our ratings declined following the increase in the amount of long form paid programming on PAX TV in January 2003 and generally have continued to decline during the past year, despite our new original programming initiative launched in consultation with NBCU during the second half of 2004. We are phasing out our sales of spot advertisements that are dependent upon audience ratings and replacing these sales with sales of spot advertisements that are not dependent upon audience ratings, such as direct response advertising, and sales of blocks of air time to third party programmers. While our revenues have declined and may continue to decline in connection with these changes in our business strategy, we have also significantly reduced our programming expenses. If our new sales strategy is unsuccessful, our financial results could be adversely affected.
We may lose a portion of our television distribution platform.
     We recently exercised our right to terminate all of our network affiliation agreements effective June 30, 2005 (although most of our network affiliates have continued their affiliation under short term agreements expiring November 30, 2005). We will seek to replace the distribution lost by the termination of these agreements (consisting of approximately 3% of U.S. primetime television households) through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms. Our revenues may be reduced if we are unable to replace the lost distribution. A number of our carriage agreements with cable systems in markets where we do not own a television station place restrictions on the type of programming that we may broadcast on the local cable system. Should our programming be inconsistent with these restrictions, the cable systems may have the right to require us to distribute additional entertainment programming over these systems or the right to terminate their carriage agreements with us. Our financial results could be adversely affected if we were required to provide alternative programming to these cable systems or if we were to lose a portion of our distribution through the termination of these agreements.
Our results of operations could be adversely affected by the termination of our joint sales agreements.
     We entered into joint sales agreements, or JSAs, with respect to 45 of our television stations, each of which typically provided for our JSA partner to serve as our exclusive sales representative to sell our local station advertising. The performance of our stations operating under JSAs has been dependent to a substantial degree on the performance of our JSA partners, over which we have no control. In March 2005, we notified all of our JSA partners other than NBCU that we were exercising our right to terminate the JSAs, effective June 30, 2005, and we began discussions with NBCU as to the termination of each of the JSAs with NBCU (covering 14 of our stations in 12 markets). Although we took this action with the expectation that our operating results would be improved, we may incur significant costs to resume operating the stations ourselves, including the expense of re-establishing office and studio facilities separate from those of our JSA partners, or transferring performance of these functions to another broadcast television station operator. We expect to relocate up to 22 of our station master controls which are currently located in our JSA partner’s facility, at an approximate cash outlay to us of between $5.0 million and $7.0 million. The termination of our JSAs could adversely affect our results of operations. In the first nine months of 2005 we recorded a restructuring charge of $28.6 million (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring”).
Our results of operations could be adversely affected by the termination of our network and national sales agency agreements with NBCU.
     We had significant operating relationships with NBCU which had been developed since NBCU’s investment in us in September 1999. NBCU served as our exclusive sales representative to sell most of our PAX TV network advertising and as the exclusive national sales representative for most of our stations. In March 2005, we notified NBCU that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBCU, and we began discussions with NBCU as to the termination of our network sales agency agreement with NBCU. Other than certain sales support services with respect to network advertising sold prior to July 2005 which we have yet to air, NBCU no longer provides services to us under these agreements and our network and national sales efforts are being handled by our own employees. Although we took these actions with the expectation that our operating results would be improved, we may incur significant costs in resuming performance of the advertising sales and other operating functions formerly performed by NBCU. We expect our network revenues to decline in connection with these recent changes in our business strategy. The unwinding or termination of our network and national sales agency agreements with NBCU could have a materially adverse effect on our results of operations.
Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.
     Our ability to pursue strategic alternatives to address the challenges facing our company, such as the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or acquisition of our equity securities, is subject to various limitations and issues which we may be unable to control. A strategic transaction will, in most circumstances, require that we seek the consent of, or refinance, redeem or repay, NBCU and the other holders of our preferred stock, as well as the holders of our debt. Federal Communications Commission (“FCC”) regulations may limit the type of strategic alternatives we may pursue and the parties with whom we may pursue strategic alternatives. In addition, our ability to pursue a strategic alternative will be dependent upon the attractiveness of our assets and business plan to potential transaction parties. Among other things, potential transaction parties may find unattractive our capital structure and high level of indebtedness. Our relatively low tax basis in our television station assets is a significant factor to be considered in structuring any potential transactions involving sales of a material portion of our television station assets, and may make certain types of transactions less attractive or not viable. Potential transaction parties may believe our stations and other assets to be less valuable than as shown in prior appraisals we have obtained. We may be prevented from consummating a strategic transaction due to any of these and other factors, or we may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of, these and other factors. We have not been successful to date in our efforts to find or effectuate strategic alternatives for our company, and we may not be successful in doing so in the future.
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
     This matter is currently with the Appeals Office of the Internal Revenue Service. In June 2005, we reached a tentative settlement on this matter with the IRS which would result in our recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of our radio division in 1997. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, we would not be liable for any federal tax deficiency, but would be liable for state income taxes. We have estimated the amount of state income taxes for which we would be liable as of September 30, 2005 to be approximately $2.9 million. In addition, we would be liable for interest on the tax liability for the period prior to the carryback of our net operating losses and for interest on any state income taxes that may be due. We have estimated the amount of federal interest and state interest as of September 30, 2005 to be $2.0 million and $1.9 million, respectively. Because we previously established a deferred tax liability at the time of the “like-kind” exchange and because we have previously established a valuation allowance against our net operating losses, the use of our losses to offset the additional gain to be recognized would result in the reduction of our established valuation allowance in the amount of $37.7 million. Our settlement with the IRS is subject to the execution of a closing agreement.
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
     We hold FCC licenses for full power stations which are authorized to broadcast over either an analog or digital signal on channels 52-69 (“the 700 MHz band”), a portion of the broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band is being transitioned to use by new wireless and public safety entities. A federal statute requires that, after December 31, 2006, or the date on which 85% of television households in a television market are capable of receiving an over-the-air digital signal, incumbent broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. Committees within the United States Senate and the House of Representatives have approved legislation that would establish April 7, 2009 and December 31, 2008, respectively, as a firm date for the surrender of the analog spectrum without regard to whether the 85% capability threshold has been reached. The FCC is considering a proposal to prescribe standards for determining whether the 85% threshold for access to an over-the-air digital signal has been reached and to exercise its statutory authority to extend the date for the surrender of the analog signals to December 31, 2008. In some cases, broadcasters, including our company, have been given a digital channel allocation within the 700 MHz band of spectrum. During this transition these new wireless and public safety entities are permitted to operate in the 700 MHz band provided they do not interfere with incumbent or allotted analog and digital television operations. In January 2003, the FCC commenced rulemaking proceedings in which it is considering aspects of the implementation of this 2006 statutory deadline for completion of the digital transition. Issues such as interference protection, rights of incumbent broadcasters and broadcasters’ ability to modify authorized facilities are being addressed in these proceedings. These proceedings remain pending. We cannot predict when we will abandon, by private agreement, or as required by law, the broadcast service of our stations occupying the 700 MHz spectrum. We could suffer adverse consequences if we are unable to secure alternative simultaneous distribution of both the analog and digital signals of those stations on reasonable terms and conditions. We cannot now predict the impact, if any, on our business of the abandonment of our broadcast television service in the 700 MHz spectrum.
We cannot assure you that we will successfully exploit our broadcast station group’s digital television platform.
     We have completed construction of digital broadcasting facilities at 51 of our 60 owned and operated stations and are exploring the most effective use of digital broadcast technology for each of such stations. We cannot assure you, however, that we will derive commercial benefits from the exploitation of our digital broadcasting capacity. Although we believe that proposed alternative and supplemental uses of our analog and digital spectrum will continue to grow in number, the viability and success of each proposed alternative or supplemental use of spectrum involves a number of contingencies and uncertainties, including the interpretation of certain provisions in our agreements with NBCU relating to our digital spectrum. We cannot predict what future actions the FCC or Congress may take with respect to regulatory control of these activities or what effect these actions would have on us.
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

ITEM 4. CONTROLS AND PROCEDURES
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the priod covered by this Report. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Based upon our evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     In addition, we reviewed our internal control over financial reporting and there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 19, 2004, NBCU filed a complaint against us in the Court of Chancery of the State of Delaware seeking a declaratory ruling as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the Certificate of Designation of our Series B preferred stock held by NBCU. On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock was reset from 8% to 16.2% in accordance with the procedure specified in the terms of the Series B preferred stock. On April 29, 2005, the court held that the dividend rate on the Series B preferred stock should be reset to 28.3% per annum as of September 15, 2004. The adjusted dividend rate continued to apply only to the original issue price of $415.0 million of the Series B preferred stock, and not to accumulated and unpaid dividends. The amount of accrued and unpaid dividends on the Series B preferred stock as of September 30, 2005, reflects an increase in the dividend rate from 16.2% to 28.3%, retroactive to September 15, 2004.
     On November 7, 2005, we settled the litigation with NBCU and issued to NBCU an additional 18,857 shares of Series B preferred stock ($188.6 million aggregate liquidation preference) in full satisfaction of our obligations for accrued and unpaid dividends on the Series B preferred stock through September 30, 2005, which aggregated $288.6 million as of that date, based on the disputed 28.3% dividend rate. We and NBCU reduced the dividend rate on the Series B preferred stock to 11%, which accrues on the aggregate $603.6 million outstanding liquidation preference from and after September 30, 2005, extended the redemption date of the Series B preferred stock to December 31, 2013, and reduced the price at which the Series B preferred stock may be converted into common stock to $2.00 per share (from $22.06 per share as of September 30, 2005), which increases from September 30, 2005 at the same rate as the annual dividend rate. We amended and restated the certificate of designation of the Series B preferred stock to reflect these and other agreed changes.
     In May 2005, NBCU filed a demand for arbitration under its investment agreement with us, in which NBCU asserted that the changes in our business described elsewhere in this report, including the termination of our network and national sales agency agreements and JSAs with NBCU, constitute a breach by us of the investment agreement. On November 7, 2005 we settled this matter and NBCU withdrew the arbitration proceeding.
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

ITEM 6. EXHIBITS
     (a) List of Exhibits:

Exhibit
Number	Description of Exhibits
3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 14-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Amended and Restated Certificate of Designation of the Company’s 11% Series B Convertible Exchangeable Preferred Stock (7)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (5)

3.2	Amended and Restated Bylaws of the Company (7)

4.6
Indenture, dated as of July 12, 2001, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 10-3/4% Senior Subordinated Notes due 2008 (3)

4.8
Indenture, dated as of January 14, 2002, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s 12-1/4% Senior Subordinated Discount Notes due 2009 (4)

4.9
Indenture, dated as of January 12, 2004, among the Company, the Subsidiary Guarantors party thereto, and The Bank of New York, as Trustee, with respect to the Company’s Senior Secured Floating Rate Notes due 2010 (6)

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1
Certification of the principal executive officer and principal financial officer pursuant Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995 (Commission File No. 1-13452), and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001, and incorporated herein by reference.

(4)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2001, and incorporated herein by reference.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2003, and incorporated herein by reference.

(7)	Filed with the Company’s Current Report on Form 8-K, dated November 7, 2005, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXSON COMMUNICATIONS CORPORATION
Date: November 9, 2005	By:	/s/ Tammy G. Hedge
Tammy G. Hedge
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)