Form 10-K
period 2005-12-31
PAXSON COMMUNICATIONS CORP
filed 2006-03-22
CIK 923877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM (NO FEE REQUIRED)
For the transition period from                      to
Commission File Number 1-13452

PAXSON COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3212788 (I.R.S. Employer Identification No.)

601 Clearwater Park Road, West Palm Beach, Florida (Address of principal executive offices)	33401 (Zip Code)
Registrant’s telephone number, including area code:
(561) 659-4122

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $0.001 par value	American Stock Exchange
     Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a Large Accelerated filer, an Accelerated filer, or a Non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The aggregate market value of common stock held by non-affiliates of the registrant was $28,450,000 (based upon the $0.60 per share closing price on the American Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of March 8, 2006 was: 64,915,006 shares of Class A Common Stock, $0.001 par value, and 8,311,639 shares of Class B Common Stock, $0.001 par value.
Documents Incorporated By Reference
     Parts of the registrant’s definitive Proxy Statement for the its Annual Meeting of Stockholders to be held on June 23, 2006 are incorporated by reference into Part III of this report.

Page
Item 1. Business	3
Item 1A. Risk Factors	18
Item 2. Properties	25
Item 3. Legal Proceedings	26
Item 4. Submission of Matters to Vote of Security Holders	26
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6. Selected Financial Data	27
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	41
Item 8. Financial Statements and Supplementary Financial Data	42
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	42
Item 9A. Controls and Procedures	42
Item 9B. Other Information	44
Item 10. Directors and Executive Officers of the Registrant	44
Item 11. Executive Compensation	44
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
Item 13. Certain Relationships and Related Transactions	44
Item 14. Principal Accountant Fees and Services	44
Item 15. Exhibits and Financial Statement Schedules	44
Supplemental Indenture
Supplemental Indenture
First Amendment to Term Loss Agreement
Employment Agreement / Stephen P. Appel
Amend. to Employment Agreement / Stephen P. Appel
Subsidiaries of the Company
Consent of Rachlin Cohen & Holtz LLP
Consent of Ernst & Young LLP
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

PART I
ITEM 1. Business
General
     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), all of which carry our network programming, including stations reaching all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. We provide network programming seven days per week, 24 hours per day, and reach approximately 91 million homes, or 83% of prime time television households in the U.S., through our broadcast television station group and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air, as well as movies, sports and game shows. The balance of our programming consists of long form paid programming (principally infomercials) and local public interest programming. We have obtained audience ratings and share, market rank and television household data set forth in this report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.
     On February 28, 2006, we announced that we will be changing our corporate name from Paxson Communications Corporation to ION Media Networks, Inc. In connection with the name change, we also unveiled a new corporate logo and began doing business under the new name and identity. We will present the new corporate name to our stockholders for approval at the annual meeting of stockholders to be held on June 23, 2006. Effective April 3, 2006, our ticker symbol on the American Stock Exchange will change from “PAX” to “ION.”
Business Strategy
     Our principal business objective is to improve our cash flow and increase our financial flexibility. We have a history of significant operating losses, and our business operations presently do not provide sufficient cash flow to support our debt service requirements and to pay cash dividends on our preferred stock. In the fourth quarter of 2005, we completed a transaction with NBC Universal, Inc. (“NBCU”) under which we restructured NBCU’s investment in our company and the terms of the agreements between us, and we refinanced all of our existing debt obligations.
     We believe these restructuring and refinancing efforts will improve our ability to develop strategic alternatives for our company, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities. In conjunction with our balance sheet strategy, we also seek to improve our core business operations and increase our cash flow while maintaining the flexibility to implement significant changes in our business operations. We believe that if we are able to improve our cash flow we may be able to improve our ability to take advantage of future opportunities to strengthen our business that may arise as a result of changes in the regulatory or business environment for broadcasters or other future developments in our industry. We seek to maintain an efficient operating structure and a flexible programming strategy as we implement changes to our business operations.
     We have implemented significant changes to our business strategy, including changes in our programming and sales operations. Among the key elements of our new strategy are:
•	rebranding our network to “i” from PAX TV, which we began on July 1, 2005;

•	changing our corporate name to ION Media Networks, Inc., with associated changes in our corporate logo and brand identity;

•	significantly reducing our programming expenses by reducing our investments in new original entertainment programming;

•	phasing out our sales of commercial spot advertisements that are based on audience ratings, and increasing our sales of spot advertisements that are not dependent upon audience ratings, such as direct response advertising; and

•	providing entertainment programming consisting of original entertainment programs we previously aired on PAX TV, syndicated programming and programming of third parties who have purchased from us the right to air their programming during specific time periods.
We expect to continue to provide approximately the same amount of entertainment programming, long form paid programming and local public interest programming as we currently provide, and to provide this programming across our entire distribution system on a “network” basis.

     An important element of our plan to improve our business operations and cash flow is to maintain a flexible programming strategy that allows us to take advantage of opportunities that may arise for us to improve our return on our broadcast airtime while significantly reducing our overall programming expenses. As part of the implementation of our new programming strategy, we have changed our network brand identity from “PAX TV” to “i”, to reflect our strategy of providing a broadcast platform for producers and syndicators of entertainment programming who desire to reach a national audience. We are not presently investing substantial additional amounts in new original entertainment programming, but are pursuing a lower cost, lower risk strategy which we expect to involve the following elements:
•	Airing entertainment programming from our library of original programming which we have previously aired on the PAX TV network;

•	Airing lower cost syndicated programming which we already possess the right to air or that we purchase the right to air; and

•	Selling blocks of air time to third parties who would air sports, entertainment or other programming and sell their own commercial advertising spots during the programming.
     We also changed our sales strategy by phasing out our sales of spot advertisements that are based on audience ratings, which formerly were sold for us by our joint sales agreement (“JSA”) partners and NBCU. We no longer sell spot advertisements that are based on ratings, and all of our sales of new advertising are handled by our own employees. We expect more of our revenues to be derived from the sale of spot advertisements that are not dependent upon audience ratings, such as direct response advertising, and from the sale of blocks of airtime to third party programmers.
     As part of the process of ending certain contractual relationships involving most of our stations which limited our ability to implement alternative programming and sales strategies and to take advantage of other opportunities that might be available to us, we exercised our right to terminate our JSAs, other than those JSAs with NBCU, effective June 30, 2005; we exercised our right to terminate all of our network affiliation agreements, effective June 30, 2005; and we notified NBCU that we were removing, effective June 30, 2005, all of our stations from our national sales agency agreement with NBCU, pursuant to which NBCU sold national spot advertisements for 49 of our 60 stations. We have suspended, by mutual agreement, our network and national sales agency agreements with NBCU and each of our JSAs with NBCU (covering 14 stations in 12 markets). In connection with the termination of our JSAs, we relocated 16 of our station master controls that had been located in our JSA partner’s facility and expect to relocate two additional station master controls during 2006.
     We presently derive our revenues from the sale of network long form paid programming, network spot advertising and station advertising:
•	Network Long Form Paid Programming. We sell airtime for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing entertainment programming or local public interest programming. Our network long form paid programming represented approximately 44.2% of our net revenue during the year ended December 31, 2005.

•	Network Spot Advertising. We sell commercial airtime to advertisers who want to reach our entire nationwide viewing audience with a single advertisement. Our network spot advertising revenue represented approximately 20.7% of our net revenue during the year ended December 31, 2005.

•	Station Advertising. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Our station advertising sales represented approximately 35.1% of our net revenue during the year ended December 31, 2005 (including 25.7% of our net revenue during such year which was derived from local and national long form paid programming).
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
     Our business model differs from that of both traditional television networks and network-affiliated television station groups. Similar to traditional television networks, we provide advertisers with nationwide reach through our extensive television distribution system. Because we own and operate most of our distribution system, we receive advertising revenue from the entire broadcast day (consisting of both entertainment and long form paid programming), unlike traditional networks, which receive advertising revenue only from commercials aired during network programming hours and network-affiliated stations, which receive advertising revenue only from non-network commercials. In addition, because of the size and centralized operations of our station group, we are able to achieve economies of scale with respect to our programming, promotional, research, engineering, accounting and administrative expenses which we believe enable us to have lower per station expenses than those of a typical network-affiliated station.
Operating Strategy
     The principal components of our current operating strategy are:
•	Benefit from a Centralized, Efficient Operating Structure. We centralize many of the functions of our owned and operated stations, including promotions, advertising, research, engineering, accounting and sales traffic. Our stations average fewer than 10 employees compared to an average of 90 employees at network-affiliated stations, and an average of 60 employees at independent stations in markets of similar size to ours. We employ a centralized programming strategy, which we believe enables us to keep our programming costs per station significantly lower than those of comparable stations. We provide programming for all of our stations and each station offers substantially the same programming schedule.

•	Continue Airing Long Form Paid Programming. We air a substantial amount of long form paid programming, as we have done since prior to launching PAX TV in 1998, as we believe this provides us with a stable revenue base. The portion of our net revenues which is derived from network spot advertising decreased to 20.7% for the year ended December 31, 2005 from 32.6% for the year ended December 31, 2002 and the portion of our net revenues which is derived from network and station long form paid programming increased to 69.9% for the year ended December 31, 2005 from 46.4% for the year ended December 31, 2002.

•	Maintain a Flexible Programming Strategy. An important element of our plan to improve our business operations and cash flow is to maintain a flexible programming strategy that allows us to take advantage of opportunities that may arise for us to improve our return on our broadcast airtime while significantly reducing our overall programming expenses. As part of the implementation of our new programming strategy, since July 1, 2005 we have changed our network brand identity from “PAX TV” to “i”, to reflect our strategy of providing a broadcast platform for producers and syndicators of entertainment programming who desire to reach a national audience. We are not presently investing substantial additional amounts in new original entertainment programming, but are pursuing a lower cost, lower risk strategy which we expect to involve the following elements:
•	Airing entertainment programming from our library of original programming which we have previously aired on the PAX TV network;

•	Airing lower cost syndicated programming which we already possess the right to air or that we purchase the right to air; and

•	Selling of blocks of air time to third parties who would air sports, entertainment or other programming and sell their own commercial advertising spots during the programming.
We expect to continue to air substantially the same amount of entertainment programming as we currently air, and to air this programming across our entire distribution system (i.e., on a “network” basis). Some of this programming may, however, be provided by third parties who purchase from us the right to air their programming on our distribution system.

•	Implement New Sales Strategy. We have eliminated our sales of spot advertisements that are based on audience ratings, which had been sold for us by our JSA partners and NBCU. All of our sales of new advertising are now handled by our own employees. We expect more of our revenues to be derived from the sale of spot advertisements that are not dependent upon audience ratings, such as direct response advertising, and from the sale of blocks of airtime to third party programmers.

•	Expand and Improve Our Television Distribution. We intend to continue to expand our television distribution system to reach as many U.S. television households as possible in a cost efficient manner. We will seek to replace the distribution lost by the termination of our network affiliation agreements through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms. We continue working to improve the channel positioning of our broadcast television stations on local cable systems across the country, as we believe the ability to view our programming on one of the lower numbered channel positions (generally below channel 21) on a cable system improves the likelihood that viewers will watch our programming.

•	Provide Quality Entertainment Programming. We believe there is significant demand, including from adult demographic groups which are attractive to advertisers, for quality entertainment programming which is free of excessive violence, explicit sexual themes and foul language. We own or have the right to air a substantial amount of this type of programming which we expect to continue to air under our new programming strategy.

•	Exploit Our Broadcast Station Group’s Digital Television Platform. Our owned and operated station group gives us a significant platform for digital broadcasting. We have completed the construction of digital broadcast facilities for 52 of our 60

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
Joint Sales Agreements
     Prior to June 30, 2005 we were managing the local operations of 45 of our stations through JSAs, including JSAs between 41 of our stations and stations owned by NBCU, or independently owned NBCU affiliated stations. Generally, our JSAs were for ten-year terms. Each JSA typically provided for the JSA partner to serve as our exclusive sales representative to sell our station advertising. In about half of our JSA arrangements, we co-located many of our station operations, including our station master control, with those of the JSA partner. Some of our JSA partners provided local news and syndicated programming, supplementing our station’s programming lineup.
     Effective June 30, 2005, we terminated the JSAs (other than those with NBCU). We have suspended, by mutual agreement, our JSAs with NBCU (covering 14 of our stations in 12 markets). During 2005 we relocated 16 of our station master controls that had been located in our JSA partner’s facility, and we expect to relocate two additional station master controls during 2006. We spent approximately $2.7 million in connection with the relocation, primarily for new property and equipment.
Distribution
     We distribute our programming through a television distribution system comprised of our owned and operated broadcast television stations, cable television systems in various markets not served by our stations, satellite television providers and independently owned network-affiliated broadcast stations. According to Nielsen, our programming currently reaches 83% of U.S. television households (approximately 91 million homes).
     We seek to reach as many U.S. television households as possible in a cost efficient manner. In evaluating opportunities to increase our television distribution, we consider factors such as the attractiveness of specific geographic markets and their audience demographics to potential television advertisers, the degree to which the increased distribution would improve our nationwide audience reach or upgrade our distribution in a market in which we already operate, and the effect of any changes in our distribution on our national ownership position under the Communications Act and the rules and regulations of the FCC restricting the ownership of attributable interests in television stations. We have increased the number of U.S. television households which can receive our programming by entering into agreements with cable system operators and satellite television providers under which they carry our programming on a designated channel of their cable system or satellite service.
     Our Owned and Operated Television Stations. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements, or TBAs), all of which carry our network programming, including stations reaching all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. Our owned and operated station group reaches approximately 62% of U.S. prime time television households, according to Nielsen. Our ownership of the stations providing most of our television distribution enables us to receive advertising revenue from each station’s entire broadcast day and to achieve operating efficiencies typically not enjoyed by network affiliated television stations. As nearly all of our owned and operated stations operate in the “ultra high frequency,” or UHF, portion of the broadcast spectrum, only half of the number of television households they reach are counted against the national ownership cap under the Communications Act. By exercising our rights under the Communications Act to require cable television system operators to carry the broadcast signals of our owned and operated stations, we reach many more television households in each station’s designated market area (“DMA”) than we would if our stations were limited to transmitting their broadcast signals over the airwaves.
     We operate three stations (WPXL, New Orleans; WPXX, Memphis; and WBNA, Louisville) pursuant to TBAs with the station owners. Under these agreements, we provide the station with network programming and retain the advertising revenues from the sale of advertising time during substantially all of our network programming hours, in the case of WPXL and WPXX, and during half of our network programming hours, in the case of WBNA. We have options to acquire the New Orleans and Memphis stations and a right of first refusal to acquire the Louisville station. The owners of the two stations for which we have options have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008.
     The table below provides information about our owned and operated stations (including stations we operate pursuant to TBAs).

	Market	Station Call	Broadcast	Total Market TV
Market Name	Rank (1)	Letters	Channel	Households (1)
New York	1	WPXN	31	7,375,530
Los Angeles	2	KPXN	30	5,536,430
Chicago	3	WCPX	38	3,430,790
Philadelphia	4	WPPX	61	2,925,560

	Market	Station Call	Broadcast	Total Market TV
Market Name	Rank (1)	Letters	Channel	Households (1)
Boston (Manchester)	5	WBPX	68	2,375,310
Boston	5	WDPX	58	2,375,310
Boston	5	WPXG	21	2,375,310
San Francisco	6	KKPX	65	2,355,740
Dallas	7	KPXD	68	2,336,140
Washington D.C	8	WPXW	66	2,252,550
Washington D.C	8	WWPX	60	2,252,550
Atlanta	9	WPXA	14	2,097,220
Houston	10	KPXB	49	1,938,670
Detroit	11	WPXD	31	1,936,350
Tampa	12	WXPX	66	1,710,400
Seattle	13	KWPX	33	1,701,950
Phoenix	14	KPPX	51	1,660,430
Minneapolis	15	KPXM	41	1,652,940
Cleveland	16	WVPX	23	1,541,780
Miami	17	WPXM	35	1,522,960
Denver	18	KPXC	59	1,415,180
Sacramento	19	KSPX	29	1,345,820
Orlando	20	WOPX	56	1,345,700
Portland, OR	23	KPXG	22	1,099,890
Indianapolis	25	WIPX	63	1,053,750
Hartford	28	WHPX	26	1,013,350
Raleigh-Durham	29	WFPX	62	985,200
Raleigh-Durham	29	WRPX	47	985,200
Nashville	30	WNPX	28	927,500
Kansas City	31	KPXE	50	903,540
Milwaukee	33	WPXE	55	880,390
Salt Lake City	36	KUPX	16	810,830
San Antonio	37	KPXL	26	760,410
West Palm Beach	38	WPXP	67	751,930
Grand Rapids	39	WZPX	43	731,630
Birmingham	40	WPXH	44	716,520
Norfolk	42	WPXV	49	704,810
New Orleans(2)(3)	43	WPXL	49	672,150
Memphis(2)(3)	44	WPXX	50	657,670
Oklahoma City	45	KOPX	62	655,400
Greensboro	47	WGPX	16	652,020
Buffalo	49	WPXJ	51	644,430
Louisville (2)(4)	50	WBNA	21	643,290
Providence	51	WPXQ	69	639,590
Jacksonville	52	WPXC	21	624,220
Wilkes Barre	54	WQPX	64	588,540
Albany	55	WYPX	55	552,250
Knoxville	59	WPXK	54	516,180
Tulsa	61	KTPX	44	510,480
Lexington	63	WUPX	67	478,560
Charleston, WV	64	WLPX	29	477,890
Roanoke	68	WPXR	38	440,390
Honolulu	72	KPXO	66	414,960
Des Moines	73	KFPX	39	413,590
Syracuse	76	WSPX	56	398,240
Spokane	78	KGPX	34	389,630
Cedar Rapids	88	KPXR	48	331,480
Greenville-N. Bern	105	WEPX	38	271,130
Greenville-N. Bern	105	WPXU	35	271,130
Wausau	134	WTPX	46	182,620

(1)	Market rank is based on the number of television households in the television market or DMA as estimated by Nielsen, effective as of September 2005.

(2)	Station is independently owned and is operated by us under a TBA.

(3)	We have the option to acquire the station and the current owner has the right to require us to purchase the station at anytime after January 1, 2007 through December 31, 2008.

(4)	We have a right of first refusal to acquire the station.

     Cable and Satellite Distribution. In order to increase the distribution of our programming, we have entered into carriage agreements with the nation’s largest cable multiple system operators, as well as with other cable system operators and satellite television providers. These cable and satellite system operators carry our programming on a designated channel of their service. The carriage agreements enable us to reach television households in markets not served by our owned or affiliated stations. Our carriage agreements with cable system operators generally require us to pay an amount based upon television households reached. Our carriage agreements with satellite television providers allow the satellite provider to sell and retain the advertising revenue from a portion of the non-network advertising time during our network programming hours. Some of our carriage agreements with cable operators also provide this form of compensation to the cable operator. We do not pay compensation for reaching households in DMAs already served by our broadcast stations, even though the cable operator may provide our programming to these households, because we have exercised our “must carry” rights under the Communications Act. We believe that the ability to view our programming on one of the lower numbered channel positions (generally below channel 21) on a cable system improves the likelihood that viewers will watch our programming, and we have negotiated favorable channel positions with most of the cable system operators and satellite television providers with whom we have carriage agreements. Through cable and satellite distribution, we reach approximately 21% of U.S. prime time television households in DMAs not already served by our stations.
     Our Network Affiliated Stations. To increase the distribution of our network programming, we entered into affiliation agreements with stations in markets where we do not otherwise own or operate a broadcast station. We had affiliation agreements with respect to 49 television stations reaching approximately 3% of U.S. prime time television households. We exercised our right to terminate all of our affiliation agreements, effective June 30, 2005; 35 of these stations continue to be our affiliates under a month-to-month arrangement. We will seek to replace the distribution lost by the termination of our network affiliation agreements through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms.
Programming
     We presently operate a television network known as “i,” and formerly known as PAX TV, that provides programming seven days per week, 24 hours per day. During our network entertainment programming hours, which are between 6:00 p.m. and 11:30 p.m., local time, Monday through Friday, and 6:00 p.m. and 11:00 p.m., Saturday and Sunday, we offer entertainment programs that are free of excessive violence, explicit sexual themes and foul language. Our network entertainment lineup consists of original shows, syndicated programs and a limited amount of entertainment and sports programming on a market-by-market basis.
     Since the launch of our network, our programming strategy has included the development of original entertainment programming, which we retain the right to air on our network. Our agreements for syndicated programming generally entitle us to exclusive nationwide distribution rights over our entire television distribution system for a fixed cost, without regard to the number of households that receive our programming.
     An important element of our plan to improve our business operations and cash flow is to maintain a flexible programming strategy that allows us to take advantage of opportunities that may arise for us to improve our return on our broadcast airtime while significantly reducing our overall programming expenses. As part of the implementation of our new programming strategy, since July 1, 2005, we have changed our network brand identity from “PAX TV” to “i”, to reflect our strategy of providing a broadcast platform for producers and syndicators of entertainment programming who desire to reach a national audience. We are not presently investing substantial additional amounts in new original entertainment programming, but are pursuing a lower cost, lower risk strategy which we expect to involve the following elements:
•	Airing entertainment programming from our library of original programming which we have previously aired on the PAX TV network;

•	Airing lower cost syndicated programming which we already possess the right to air or that we purchase the right to air; and

•	Selling blocks of air time to third parties who would air sports, entertainment or other programming and sell their own commercial advertising spots during the programming.
     We expect to continue to air substantially the same amount of entertainment programming as we currently air, and to air this programming across our entire distribution system (i.e., on a “network” basis). Some of this programming may, however, be provided by third parties who purchase from us the right to air their programming on our distribution system.
     During hours when we are not broadcasting entertainment programming, our stations broadcast long form paid programming, consisting primarily of infomercials, which are shows produced at no cost to us to market and sell products and services through viewer direct response, and paid religious programming.
     In June 2005, we entered into an agreement with The Christian Network, Inc., a not-for-profit corporation (“CNI”), amending the

Master Agreement for Overnight Programming, Use of Digital Capacity and Public Interest Programming, dated September 10, 1999 (the “Master Agreement”), between us and CNI. Under the Master Agreement, we provided CNI with the right to broadcast its programming on our analog television stations during the hours of 1:00 a.m. to 6:00 a.m. and to use a portion of the digital broadcasting capacity of our television stations in exchange for CNI’s providing public interest programming. The Master Agreement has a term of 50 years and is automatically renewable for successive ten-year periods.
     Pursuant to the June 2005 amendment, effective July 1, 2005, CNI relinquished its right to require us to broadcast its programming during the overnight hours on the analog signal of each of our stations, and accelerated the exercise of its right under the Master Agreement to require those of our television stations that have commenced broadcasting multiple digital programming streams (currently 49 of our 57 owned television stations) to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital programming streams. CNI retains its existing right to require those of our stations that have not yet commenced digital multicasting (an additional 8 stations) to carry CNI’s programming on one of the station’s digital programming streams promptly following the date each such station commences digital multicasting.
     As consideration for the June 2005 amendment, we agreed to pay CNI an aggregate of $3.25 million, $2.0 million of which was paid during 2005, and the balance of which is payable on various dates during 2006. As of July 1, 2005, we ceased carrying CNI’s programming during the overnight hours on the analog signal of each of our stations, and commenced airing long form paid programming during these hours.
     We also entered into an agreement in June 2005 with CNI pursuant to which we provide satellite up-link and related services to CNI with respect to CNI’s digital television programming, and CNI pays us a monthly fee of $19,432 (subject to increase if CNI elects to provide its programming to us in the form of tapes rather than a digital feed) for such services. We have the right to adjust the foregoing fee on an annual basis effective as of January 1 of each year during the term, such that the fee is increased to an amount which proportionately reflects increases in our direct cost of providing the services plus an administrative charge of 10% of such direct costs. The term of this agreement commenced July 1, 2005 and terminates December 31, 2010. CNI has the right to terminate this agreement at any time upon the provision of 30 days’ prior written notice to us.
Ratings
     We have eliminated our sales of spot advertisements that are based on audience ratings. Previously, the advertising revenues from our network entertainment programming were largely dependent upon the popularity of our programming, in terms of audience ratings, and the attractiveness of our network viewing audience to advertisers.
     A component of our entertainment programming strategy was to air programming that would increase our program ratings among certain demographic groups that are most attractive to advertisers. With the elimination of our sales of rated spot advertisements, we expect more of our revenues to be derived from the sale of spot advertisements that are not dependent upon audience ratings, such as direct response advertising, and from the sale of blocks of airtime to third party programmers.
Advertising
     We offer advertisers the opportunity to reach our network’s nationwide viewing audience with a single infomercial or commercial, and to target specific geographic markets in which our programming is aired. We sell airtime to advertisers for long form paid programming, consisting primarily of infomercials. This programming may appear on our nationwide network or it may be aired only in specific geographic markets. Our national long form sales team sells network, regional and local paid programming time.
     We also sell commercial airtime to advertisers who want to reach our entire nationwide network viewing audience with a single advertisement, which we refer to as network spot advertising. Prior to July 1, 2005, NBCU served as our exclusive sales representative to sell most of our network spot advertising. Network spot advertising represented approximately 20.7%, 20.7% and 21.0% of our net revenue during the years ended December 31, 2005, 2004 and 2003, respectively. Our network advertising revenue also includes advertising, generally of a direct response nature, which reaches our cable and satellite viewers in markets not served by our stations during time that is otherwise allocated to station spot advertising, and which also reaches viewers in local markets during unsold station spot advertising time.
     We also sell commercial airtime to local and national advertisers who want to reach our viewing audience in specific geographic markets in which we operate, which we refer to as station advertising. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Prior to July 1, 2005, NBCU provided national advertising sales services for a majority of our stations. In markets in which our stations have been operating under JSAs, our JSA partner served as our exclusive sales representative to sell our local station advertising. For stations for which NBCU did not provide national account representation, our JSA partner has performed this function. Our station advertising represented approximately 35.1%, 39.5% and 38.3% of our net revenue during the years ended December 31, 2005, 2004 and 2003, respectively, (including 25.7%, 22.8% and 21.4%, respectively, of our net revenue during each such period which was derived from local and national long form paid programming).

     We terminated the non-NBCU JSAs effective June 30, 2005. We have suspended, by mutual agreement, our national sales agency agreement with NBCU, pursuant to which NBCU sold national spot advertisements for 49 of our 60 stations, our network sales agency agreement with NBCU and each of our JSAs with NBCU (covering 14 of our stations in 12 markets). We have eliminated our sale of spot advertisements that are based on audience ratings, and are focusing our sales efforts on long form paid programming, non-rated spot advertisements (including direct response), and sales of blocks of air time to third party programmers. Substantially all advertising sales functions previously handled by our JSA partners and NBCU are now being handled by our own employees.
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
NBCU Relationship
     On September 15, 1999, we entered into an investment agreement with NBCU under which wholly-owned subsidiaries of NBCU purchased shares of our Series B preferred stock and warrants to purchase shares of our common stock for an aggregate purchase price of $415 million. At the same time, a wholly-owned subsidiary of NBCU entered into an agreement with Lowell W. Paxson, our controlling stockholder and former chairman and chief executive officer (“Mr. Paxson”) and entities controlled by Mr. Paxson, under which the NBCU subsidiary was granted the right to purchase all, but not less than all, of the 8,311,639 shares of our Class B common stock beneficially owned by Mr. Paxson.
     On November 7, 2005, R. Brandon Burgess, a former NBCU senior executive, joined us as our chief executive officer and a director, and we entered into various agreements with NBCU, Mr. Paxson, our controlling stockholder and our former chairman and chief executive officer, and affiliates of each of NBCU and Mr. Paxson, pursuant to which the parties agreed, among other things, to the following:
•	We and NBCU amended the terms of NBCU’s investment in us, including the terms of the Series B preferred stock NBCU holds;

•	Mr. Paxson granted NBCU the right to purchase all shares of our common stock held by him and his affiliates and resigned as our director and officer;

•	NBCU agreed that it or its transferee of the right to purchase Mr. Paxson’s shares will make a tender offer for all of our outstanding shares of Class A common stock if it exercises or transfers its right to purchase Mr. Paxson’s shares or transfers a control block of its Series B preferred stock;

•	NBCU agreed to return a portion of its preferred stock to us if its right to purchase Mr. Paxson’s shares is not exercised, which either NBCU or we will distribute to the holders of our Class A common stock other than Mr. Paxson;

•	We agreed to purchase all of our common stock held by Mr. Paxson if NBCU’s right to purchase expires unexercised or fails to close within a prescribed time frame;

•	We issued $188.6 million of additional preferred stock to NBCU in full satisfaction of our obligations through September 30, 2005 for accrued and unpaid dividends on our preferred stock held by NBCU; and

•	We settled all pending litigation and arbitration proceedings with NBCU.
     Series B preferred stock. We and NBCU amended the terms of the Series B preferred stock so that it accrues cumulative, non-compounded dividends from October 1, 2005 at an annual rate of 11% on the $603.6 million liquidation preference that is outstanding after the stock issuance described above, and is convertible (subject to anti-dilution adjustments) into 301,785,000 shares of our Class A common stock for an initial conversion price of $2.00 per share. The conversion price of the Series B preferred stock increases at a rate equal to the dividend rate. The Series B preferred stock continues to be exchangeable, at the option of the holder, into our convertible debentures ranking on a parity with our other subordinated indebtedness, provided that any exchange prior to April 16, 2013 is subject to the covenants in our outstanding debt that limit our ability to incur additional indebtedness and any exchange prior to the closing of the tender offer or the delivery by NBCU of shares of Series B preferred stock for distribution to the holders of the Class A common stock (each as described below under “Stockholder Agreement”) is subject to additional limitations. We continue to have the right to redeem any convertible debentures for which shares of Series B preferred stock are exchanged at a price equal to 80% of the current market price of the number of shares of Class A common stock into which such debentures are convertible, based upon a conversion price of $13.01 per share, subject to provisions in our debt and preferred stock instruments that may limit our ability to make any such redemption payments.
     After giving effect to the transactions described above, as of November 7, 2005, NBCU’s affiliate owned 60,357 shares of our Series B preferred stock with an aggregate liquidation preference, as of September 30, 2005, of $603.6 million. On November 7, 2005, NBCU’s affiliate purchased from us an additional 250 shares of Series B preferred stock for a cash purchase price of $2.5 million (which is equal to the liquidation preference of such shares). These shares are convertible into an additional 1,250,000 shares of Class A common stock. NBCU agreed not to exchange these shares into convertible debentures prior to April 18, 2010.
     As part of the transactions, the warrants acquired in September 1999 by a wholly-owned subsidiary of NBCU, pursuant to which the holder had the right to purchase up to 13,065,507 shares of our Class A common stock at an exercise price of $12.60 per share, and 18,966,620 shares of our Class A common stock at an exercise price equal to the average of the closing sale prices of the Class A common stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date, were cancelled.
     Investment Agreement. We entered into an Amended and Restated Investment Agreement with NBCU, replacing the original investment agreement. Under this agreement, we are required to obtain the consent of NBCU or its permitted transferee with respect to certain corporate actions, including:
•	approval of annual budgets;

•	expenditures materially in excess of budgeted amounts;

•	material amendments to our certificate of incorporation or bylaws;

•	material asset sales or purchases, including sales of our television stations which are located in the top 50 designated market areas;

•	business combinations where we would not be the surviving corporation or as a result of which we would experience a change of control;

•	issuances or sales of any capital stock, with some exceptions;

•	stock splits or recombinations;

•	any increase in the size of our board of directors other than an increase resulting from provisions of our outstanding preferred stock; and

•	joint sales, joint services, time brokerage, local marketing or similar agreements as a result of which our stations with national household coverage of 20% or more would be subject to those agreements.
     Some of these consent rights (budget approval, the sale of stations in the top 50 DMAs, and any increase in the size of our board of directors) will only be exercisable by a permitted transferee of NBCU’s investment in us. Most of these consent rights terminate if the call right described below expires unexercised or NBCU or its permitted transferee ceases to own shares of Series B preferred stock that are convertible into at least an aggregate of 151,000,000 shares of our Class A common stock (which number shall be reduced pro rata if NBCU returns shares for distribution to the holders of our Class A common stock). NBCU has a right of first refusal, which terminates if the call right described below expires unexercised, to purchase any of our television stations serving a top 50 market that we propose to sell. If the call right expires unexercised, NBCU also has the right to demand that we redeem its investment in the Series B preferred stock in case of certain events of default under the transaction agreements, subject in each case to certain conditions.

     Right to Purchase Mr. Paxson’s Stock. A wholly-owned subsidiary of NBCU entered into a Call Agreement with Mr. Paxson and certain entities controlled by Mr. Paxson (collectively with Mr. Paxson, the “Paxson Stockholders”), pursuant to which the NBCU subsidiary was granted the right (the “call right”), for a period of 18 months, to purchase all (but not less than all) 8,311,639 shares of our Class B common stock (entitled to ten votes per share) and 15,455,062 shares of our Class A common stock (entitled to one vote per share) beneficially owned by the Paxson Stockholders (collectively, the “call shares”). The call right is exercisable at a price of $0.29 per share of Class B common stock and $0.25 per share of Class A common stock and expires on the earlier of (a) May 7, 2007 and (b) 75 days after consummation of a tender offer meeting certain requirements described below by either a permitted transferee of the call right or another person other than NBCU.
     The closing of the exercise of the call right is subject to compliance with applicable provisions of the Communications Act of 1934 and the rules and regulations of the FCC. The Call Agreement limits the number and scope of waivers of the FCC’s media multiple ownership rules that may be contained in any application for FCC approval of the transfer of the call shares. The Call Agreement previously in effect between the Paxson Stockholders and an affiliate of NBCU, entered into on September 15, 1999, was cancelled.
     If the closing of the purchase of the call shares pursuant to the exercise of the call right has not occurred within 18 months after the filing of the related application for FCC approval (subject to one six month extension under certain circumstances), the right to purchase the call shares shall terminate. NBCU may transfer the call right to a third party which our board of directors approves in the reasonable exercise of its business judgment. Prior to the closing of the exercise of the call right or the termination of the call right, the Paxson Stockholders are not permitted to transfer any call shares other than to certain trusts and other estate planning vehicles of Mr. Paxson, so long as Mr. Paxson or one of his affiliates remains our single majority stockholder under applicable FCC rules. We are not a party to the Call Agreement.
     We and the Paxson Stockholders entered into a Company Stock Purchase Agreement, dated as of November 7, 2005, under which we are obligated to purchase the call shares if the call right expires unexercised or terminates without closing. The purchase price of the call shares payable by us is the same as the exercise price of the call right payable under the Call Agreement. Closing of our purchase of the call shares is subject to the receipt of all required regulatory approvals, including the approval of the FCC of our purchase of the Class B common stock included in the call shares. Should we become obligated to purchase the call shares, we and the Paxson Stockholders are required to file promptly with the FCC an application requesting that the FCC consent to the transfer of the shares of Class B common stock to be purchased. This application may not include requests for any waivers of the FCC’s rules.
     NBCU has placed in escrow $3,863,765, which is the aggregate exercise price of the call right with respect to the Class A common stock included in the call shares. These funds shall be used to pay the purchase price payable by us for such shares should we become obligated to purchase such shares by reason of the expiration or termination of the call right. We deposited $2,410,375 in cash (substantially all of the proceeds of the sale of the additional shares of Series B preferred stock described above) as collateral for an irrevocable letter of credit supporting our obligation to pay the purchase price for the shares of Class B common stock. The Paxson Stockholders have the right to draw all but $482,000 of this amount under the letter of credit at any time following expiration or termination of the call right. The balance of the purchase price for such shares shall be paid by drawing on the letter of credit following receipt of all required regulatory approvals. If not consummated prior thereto, our obligation to purchase the call shares shall terminate two years after the expiration or termination of the call right and, in such event, the Paxson Stockholders will retain their shares of our Class B common stock.
     Stockholder Agreement. We, NBCU and the Paxson Stockholders entered into an Amended and Restated Stockholder Agreement, effective as of November 7, 2005, replacing the original stockholder agreement entered into on September 15, 1999, that provides, among other things, that:
•	NBCU or a permitted transferee of the call right or NBCU’s Series B preferred stock is required to conduct an offer (the “tender offer”) to purchase all outstanding shares of our Class A common stock (other than shares held by the Paxson Stockholders and shares issued after November 7, 2005 that were not issued pursuant to preexisting contractual obligations) at a price of $1.25 per share, increasing at an annual rate of 10% from October 1, 2005 through the date of the commencement of the tender offer, concurrently with the earliest to occur of:
(i) the effectiveness of a transfer of the call right by NBCU’s affiliate to a permitted transferee;
(ii) the exercise of the call right; and
(iii) the transfer by NBCU’s affiliate of a number of shares of Series B preferred stock that, on an as-converted basis, together with any shares of Series B preferred stock previously transferred by the NBCU affiliate, represents in excess of 50% of the total voting power of our outstanding voting stock.
NBCU may also facilitate the commencement by a third party of the tender offer at any time prior to the occurrence of any of the foregoing events, in which event NBCU or its permitted transferee will be required to exercise the call right within 75 days after the closing of the tender offer (unless, in the case of a proposed transfer of the call right to a third party, our board of directors does not approve NBCU’s permitted transferee, in which case the call right will continue for its original duration), and if NBCU or its permitted transferee fails to do so, it shall be obligated to pay us $2,410,375 as liquidated damages (which is the amount payable by us to the Paxson Stockholders in respect of our obligation to purchase the Class B common stock under the Company Stock Purchase Agreement if the call right expires or is terminated). If none of the events requiring NBCU or its permitted transferee to conduct the tender offer occurs, we shall remain obligated to purchase the Class A and Class B common stock held by the Paxson Stockholders pursuant to the Company Stock Purchase Agreement, and no person will be required to conduct a tender offer.
•	If the tender offer does not occur, NBCU will deliver to us or our transfer agent shares of the Series B preferred stock with an aggregate liquidation preference plus accrued and unpaid dividends equal to $105 million plus 10% per annum from October 1, 2005, and we or our transfer agent will distribute to all holders of our Class A common stock, other than the Paxson Stockholders and certain other holders of shares issued after November 7, 2005, on a pro rata basis, shares of Series B preferred stock (or another series of preferred stock hereafter created with substantially identical economic rights) with an aggregate liquidation preference equal to the amount of the preferred stock surrendered by NBCU. If NBCU becomes obligated to deliver shares of Series B preferred stock to us for this purpose, and the distribution of such shares to the holders of our Class A common stock would violate any of our existing debt instruments, NBCU is obligated to (i) amend the terms of the Series B preferred stock so that it is not exchangeable for convertible debentures prior to April 18, 2010 and to amend the terms of the convertible debentures and the indenture under which they may be issued to provide that the maturity date of the convertible debentures will not be prior to April 19, 2010, or (ii) deliver the shares of Series B preferred stock to our transfer agent with instructions to distribute such shares to the holders of the Class A common stock as described above.

•	We shall grant stock-based compensation awards with respect to 24 million shares of our Class A common stock to selected members of our management within 18 months after November 7, 2005 (in addition to the 26 million shares issuable pursuant to the stock-based compensation awards made to R. Brandon Burgess, our new chief executive officer, and Dean M. Goodman, our president and chief operating officer, in connection with these transactions).
     Should NBCU’s affiliates wish to transfer the call right or a number of shares of Series B preferred stock that, on an as-converted basis, together with any shares of Series B preferred stock previously transferred by the NBCU affiliate (but excluding shares of Series B preferred stock retained by the NBCU affiliate), represents in excess of 50% of the total voting power of our outstanding voting stock, they may do so only to a transferee that is approved by our board of directors. NBCU must give us advance notice of the proposed transfer and our board of directors must approve or disapprove the proposed transferee within 30 days after receiving such notice. In deciding whether to approve a proposed transferee, our board is required to principally take into account that the proposed transferee (i) is, and subject to obtaining any permitted waivers of FCC rules that are permitted under the Call Agreement to be included in the application to the FCC, upon consummation of the proposed transfer shall be, in compliance with applicable FCC rules relating to ownership and operation of our television stations, and (ii) is able to fulfill the financial obligations arising in connection with the exercise of the call right and the consummation of the tender offer, and shall have delivered to our board of directors a proposal for satisfying the rights that any holders of our outstanding debt securities may have by reason of the proposed transfer (such as the right to require us to repurchase such securities by reason of the occurrence of a change of control). Our board of directors is required to approve a proposed transferee if the proposed transferee satisfies the standard in clause (i) above and either provides reasonably satisfactory evidence that it has sufficient liquid financial resources to fulfill the financial obligations referred to in clause (ii) above without the need for external financing or presents firm commitments in customary form from nationally recognized sources for such financing.
     Prior to the exercise or termination of the call right, NBCU’s affiliate is not permitted to transfer shares of Series B preferred stock, other than (i) up to three transfers to not more than three persons of up to 15,000 shares of Series B preferred stock and (ii) transfers necessary for the NBCU affiliate to comply with FCC attribution rules (in amounts constituting less than a controlling interest). After the exercise or termination of the call right, NBCU’s affiliate may transfer shares of Series B preferred stock to any person without limitation, except that if the transfer occurs prior to the earliest to occur of the closing of the exercise of the call right, the closing of our purchase of the Class B common stock, or the second anniversary of the expiration or termination of the call right, the transferee must be in compliance with FCC attribution rules.
     NBCU may appoint two observers to attend all board of directors and board committee meetings. If permitted by the Communications Act and FCC rules and regulations, at the request of a permitted transferee of the call right or the Series B preferred stock, we may nominate persons named by the permitted transferee for election to our board of directors. We have agreed to use our reasonable best efforts to cause our board of directors to consist of nine members, comprised of not more than two employee directors (one of whom shall be our chief executive officer), and the rest of whom shall be independent directors. The Paxson Stockholders have agreed to vote their shares of Class A and Class B common stock in favor of certain proposals expected to be submitted for a vote of our stockholders at our next annual stockholders meeting prior to June 30, 2006, and have granted an irrevocable proxy for such purpose. These proposals will include amendments to our certificate of incorporation to increase the number of authorized shares of our common stock to a number sufficient to provide for the conversion of the Series B preferred stock at the amended conversion price of $2.00 per share and the approval of a stock-based compensation plan under which the additional 50 million shares of Class A common stock described above are authorized to be issued (26 million of which are subject to grants made to our new chief executive officer and our president as of November 7, 2005 and 24 million of which shall be reserved for issuance pursuant to grants to be awarded thereafter). The Paxson Stockholders have also agreed to vote their shares in any election of our directors in proportion to the votes of our other stockholders, other than our directors and officers, and against any proposal that would upon consummation result in a change in control, other than a change in control contemplated by the NBCU transaction agreements, or that would impede or otherwise adversely affect any of the transactions contemplated by the NBCU transaction agreements.
     Management Changes. On November 6, 2005, Mr. Paxson resigned as our chairman of the board and a director. Effective November 7, 2005, Mr. Paxson resigned as our chief executive officer. R. Brandon Burgess, a former NBCU senior executive, was elected a director and entered into an employment agreement with us as of November 7, 2005, pursuant to which Mr. Burgess serves as our chief executive officer.
     Settlement Agreement. We entered into a settlement agreement with NBCU as of November 7, 2005, pursuant to which we agreed to voluntarily dismiss, with prejudice, (i) the litigation in the Delaware Court of Chancery filed by NBCU on August 19, 2004 with respect to the dividend rate reset on our Series B preferred stock, and our counterclaim regarding NBCU’s redemption rights, and (ii) the arbitration proceeding commenced by NBCU on May 12, 2005 seeking damages for our alleged wrongful termination of our network sales agreement, national sales agency agreement and joint sales agreements with NBCU. The settlement agreement includes mutual releases of all claims that have been or could have been asserted related to the facts alleged in the Chancery Court action and the arbitration proceeding, and provides that the obligations of the parties under the network sales agreement, national sales agency agreement and joint sales agreements are suspended unless we and NBCU mutually agree in writing to revoke such suspension. We and NBCU also agreed to voluntarily withdraw certain correspondence filed with the FCC.
Competition
     We compete for audience and advertisers and our television stations are located in highly competitive markets and face strong competition on all levels.
     Audience. Television stations compete for audience share principally on the basis of program popularity. Our network programming competes for audience share in all of our markets with the programming offered by other broadcast networks, local and national cable networks and non-network affiliated television stations. We believe our stations also compete for audience share in their respective markets on the basis of their channel positions on the cable systems which carry our programming, and that the ability to view our programming on the lower numbered channel positions (generally below channel 21) generally improves the likelihood that viewers will watch our programming.
     Our stations also compete for audience share with other forms of entertainment programming, including home entertainment systems and direct broadcasting satellite video distribution services which transmit programming directly to homes equipped with special receiving antennas and tuners. Further advances in technology may increase competition for household audiences.
     Advertising. Our network competes for advertising revenues principally with other broadcast and cable television networks and to some degree with other nationally distributed advertising media, such as print publications. Our television stations also compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars at the television station level occurs primarily within individual markets. Some national advertisers may be more interested in buying groups or markets, either on a regional basis that align to products’ distribution patterns, or among larger markets, such as the top 50, as those markets represent approximately two-thirds of the nation’s television households. We believe owning and operating stations located primarily in the top 50 markets is more attractive to national advertisers with broad-based distribution of products and services. Generally, a television station in one market does not compete with stations in other market areas.
Federal Regulation of Broadcasting
     The FCC regulates television broadcast stations under the Communications Act. The following is a brief summary of certain provisions of the Communications Act and the rules of the FCC.
     License Issuance and Renewal. The Communications Act provides that a broadcast station license may be granted to an applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Television broadcast licenses generally are granted and renewed for a period of eight years. The FCC is required to grant a license renewal application if it finds that the licensee (1) has served the public interest, convenience and necessity; (2) has committed no serious violations of the Communications Act or the FCC’s rules; and (3) has committed no other violations of the Communications Act or the FCC’s rules which would constitute a pattern of abuse. Our station licenses are subject to renewal at various times between 2006 and 2013. Interested parties including members of the public may file petitions to deny a license renewal application but competing applications for the license will not be accepted unless the current licensee’s renewal application is denied. We presently have pending license renewal applications for seven of our full power stations, three of which have been challenged by filing a petition to deny. We believe that our licenses will be renewed in the ordinary course, including the three renewal applications presently being challenged.
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
     The FCC treats as attributable those debt and equity interests that, when combined, exceed 33% of a station licensee’s total assets, which is defined as the total amount of debt and equity capital, if the party holding the equity and debt interests (1) supplies more than 15% of the station’s total weekly programming or (2) has an attributable interest in another media entity, whether television, radio or newspaper, in the same market. Non-voting equity, loans, and insulated interests count toward the 33% equity/debt threshold. Non-conforming interests acquired before November 7, 1996, are permanently grandfathered for purposes of the equity/debt rules and thus do not constitute attributable ownership interests.
     Television National Ownership Rule. On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules as they apply to television ownership have not become effective because the U.S. Court of Appeals for the Third Circuit issued an order in September 2003 staying their effectiveness. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties asked the FCC to reconsider portions of its decision and other parties sought judicial review. In June 2004, the Third Circuit remanded the proceeding to the FCC with instructions to the FCC to better justify or modify its approach to setting numerical limits. For the television station ownership rules relevant to us, the stay remains in effect pending further review by the Third Circuit of the FCC’s further actions on remand. If the new rules ultimately should become effective they would relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, the new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations or newspapers.
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
     In assessing compliance with the national ownership caps, the FCC counts each UHF station as serving only half of the television households in its market. This “UHF Discount” is intended to take into account that UHF stations historically have provided less effective coverage of their markets than VHF stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet the current 39% ownership cap. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF Discount will “sunset,” or expire, for the top four broadcast networks (ABC, NBC, CBS and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future review whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations. In reviewing the FCC’s new media ownership rules in its opinion referred to above, the Third Circuit determined that this Congressional action meant that it could not entertain challenges to the television cap or to the FCC’s decision to retain the 50% UHF discount. A bill has been introduced in the current session of the House of Representatives to increase the television ownership cap to 45% and to maintain the 50% discount for UHF stations when determining the national audience reach (H.R. 1622). Another bill has been introduced in the House to decrease the television ownership cap to 25%, eliminate the UHF discount and nullify in their entirety the rules changes adopted by the FCC (H.R. 3302).
     Television Duopoly Rule. The FCC’s television duopoly rule permits a party to own two television stations without regard to signal contour overlap if each station is located in a separate DMA. A party may own two television stations in the same DMA so long as (1) at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and (2) at least one of the two stations is not among the four top-ranked stations in the market based on audience share. Without regard to the number of independently owned television stations or “media voices,” the FCC permits television duopolies within the same DMA so long as the stations’ Grade B service contours do not overlap. Satellite stations that are authorized to rebroadcast the programming of a “parent” station located in the same DMA are also exempt from the duopoly rule. In April 2002, the U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decision establishing an eight “media voice” standard for same-market television duopolies. The court remanded the proceeding to the FCC to consider whether it should include in its definition of “media voices” other media (i.e., newspapers, radio and cable). The court also suggested that, on remand, the FCC may decide to adjust the numerical limit of eight.
     On June 2, 2003, the FCC adopted new rules governing, among other things, the number of television stations a party may own in the same DMA. Under the new rules, a party would be permitted to have an attributable interest in up to two television stations in the same DMA, provided there are between five and 17 television stations in the DMA at the time of the acquisition and provided that only one of the duopoly stations was among the top four television stations in the market in terms of audience share. Duopolies would not be permitted in markets with fewer than five television stations. In markets with 18 or more television stations, a party would be permitted to own up to three television stations in a DMA, only one of which may be among the top four in terms of audience share. The new rules would also eliminate the contour overlap rule for television. The “media voice” test would be eliminated and the number of television stations in a market would be calculated by counting all full-power commercial and noncommercial television stations located within a given DMA. Neither cable channels, Class A television stations, low power television stations, television translator stations nor dark or non-operational stations would be included in the count. Satellite television stations would also be excluded from the count, if the parent and satellite station were located within the same DMA.
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
     Television Time Brokerage Agreements. Over the past few years, a number of television stations, including certain of our television stations, have entered into agreements commonly referred to as time brokerage agreements, or TBAs. Under these agreements, separately owned and licensed stations agree to function cooperatively subject to the requirements of antitrust laws and compliance with the FCC’s rules and policies, including the requirement that each party maintain independent control over the programming and operations of its own station. The FCC’s attribution and television duopoly rules apply to TBAs in which one station brokers more than 15% of the broadcast time per week of another station in the same DMA with an overlapping Grade B contour.
     Alien Ownership. Under the Communications Act, no FCC broadcast license may be held by an entity of which more than one-fifth of its capital stock is owned or voted by aliens or their representatives or by a foreign government or its representative, or by any corporation organized under the laws of a foreign country (collectively “Aliens”). Furthermore, the Communications Act provides that no FCC broadcast license may be granted to any entity controlled by any other entity of which more than one-fourth of its capital stock is owned of record or voted by Aliens if the FCC should find that the public interest would be served by the refusal of the license.
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
     The Bipartisan Campaign Reform Act of 2002 (“BCRA”) (also known as the McCain-Feingold campaign finance bill) modified the regulation of certain aspects of political campaign fundraising and expenditures, and imposed new restrictions on the broadcast of “issue advertisements” and on sponsorship identification. Congress previously has considered and may in the future consider amending the political advertising laws by changing the statutory definition of “lowest unit charge” in a manner which would require television stations to sell time to federal political candidates at lower rates. We are unable to predict whether additional changes to the political broadcasting laws will be enacted, or what effect, if any, these changes might have upon our business.
     Equal Employment Opportunity Requirements. Existing FCC rules require all broadcast station employment units with five or more full-time employees to comply with certain general and specific recruitment, outreach and reporting requirements. All broadcast licensees must refrain from engaging in employment discrimination based on race, color, religion, national origin or sex (with a limited exception for religious broadcasters). The FCC is considering applying these rules to part-time positions.
     Cable “Must Carry”/Retransmission Consent Regulations. Each commercial television broadcast station is required to elect, every three years, to either require cable television system operators in the station’s local market to carry their signals, which we refer to as “must carry” rights, or to negotiate for retransmission consent to carry the station. These “must carry” rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on the station and the quality of the station’s signal at the cable system’s headend. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the cable system consent to retransmit the broadcast signal for a fee or other consideration. Our television stations have elected the “must carry” alternative on local cable systems for the three-year election period that commences January 1, 2006.
     The FCC has adopted rules to govern the obligations of cable television systems to carry local television stations during and following the transition from analog to digital television broadcasting. The FCC determined that cable television systems are not required to carry both the analog and digital television signals of local television stations. The FCC has determined that broadcasters are not entitled to mandatory carriage of both their analog and digital signals, and that a cable television system is required to carry a digital signal only if the broadcaster first gives up its analog signal. Broadcasters with multiple digital programming streams are required to designate a single, primary video stream eligible for mandatory carriage. Broadcasters operating with both analog and digital signals could negotiate with cable television systems for carriage of their digital signal in addition to their analog signal under retransmission consent. We have filed a petition with the FCC seeking reconsideration of this decision.
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
     Satellite Carriage of Television Broadcast Signals. Under the Satellite Home Viewer Improvement Act of 1999, which we refer to as SHVIA, a satellite carrier must obtain retransmission consent before carrying a television station, and a satellite carrier delivering the signal of any local television station is required to carry all television stations licensed to the carried station’s DMA. SHVIA was recently extended for five years until the end of 2009 by passage of the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”). The FCC rules implementing SHVIA are similar to the must-carry and retransmission consent rules that apply to cable television systems. Our network signal currently is carried on satellite systems under agreements we negotiated with the satellite television providers, which allow the satellite provider to sell and retain the advertising revenues from a portion of the non-network advertising time during network programming hours and which require the carriage of some of our television stations in certain circumstances.
     Digital Television Service. The FCC has adopted rules for the implementation of digital television, or DTV, service, a technology which is intended to improve the quality of television broadcast signals. The FCC allotted a second channel for DTV operations to each broadcaster who held a license or a construction permit for a full service television station on April 3, 1997. Each such licensee and permittee must return one of its two channels at the end of the DTV transition period which under recent legislation is now scheduled to end on February 17, 2009. Except for certain stations operating analog facilities in the 700 MHz spectrum band that have been allotted a digital channel in the 700 MHz spectrum band, the FCC has established a schedule by which broadcasters must begin DTV service absent extenuating circumstances that may affect individual stations.
     Under the FCC’s digital television transition rules a station will be in compliance with its build-out requirement, without constructing the full authorized facilities, so long as, by May 1, 2002, it constructed digital facilities capable of serving its community of license with a signal of requisite strength. We are in compliance with the construction requirements for digital facilities. Not all of our stations have been constructed, but those which have not been are in compliance with the FCC rules, having obtained proper authority from the FCC. The dates by which digital facilities replicating a station’s analog service area must be constructed have been set by the FCC as July 1, 2005 and July 1, 2006 depending on market size and network affiliation. The FCC has authorized analog stations operating in the 700 MHz spectrum band that have entered into voluntary agreements with future users of the 700 MHz spectrum resulting in the surrender of the analog 700 MHz channel to continue broadcasting their analog signal on the channel assigned for digital service and to delay the institution of digital service until December 31, 2005, or later than December 31, 2005 if it can be demonstrated that less than 70% of the television households in the station’s market are capable of receiving digital broadcast signals. Broadcasters given a digital channel allocation within the 700 MHz band may forego the use of that channel for digital service until December 31, 2005, or later than December 31, 2005, if it can be demonstrated that less than 70% of the television households in the station’s market are capable of receiving digital broadcast signals. Broadcasters left with a single-channel allotment as a result of clearing the 700 MHz spectrum band will retain the interference protection associated with their digital television channel allotment for a period of 31 months after beginning to transmit in digital.
     The FCC has adopted rules permitting DTV licensees to offer “ancillary or supplementary services” on their DTV channels, so long as such services are consistent with the FCC’s DTV standards, do not derogate required DTV services and are regulated in the same manner as similar non-DTV services. The FCC’s rules require that DTV licensees pay a fee (based on revenues) for any such ancillary or supplementary services that are provided.
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
Employees
     As of December 31, 2005, we had 433 full-time employees and 50 part-time employees. None of our employees are represented by labor unions. We consider our relations with our employees to be good.
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
Trademarks and Service Marks
     We have 41 registered trademarks and service marks (28 in the United States, seven in Mexico and six in Europe) and pending applications for registration of another seven trademarks and service marks (six in the United States and one in Canada). We do not own any patents or have any pending patent applications.
Available Information
     Our internet website address is “www.ionmedianetworks.com.” We make available free of charge through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission.
ITEM 1A. Risk Factors
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
     We are highly leveraged. As of December 31, 2005 we had total indebtedness of $1.1 billion, all of which is senior secured indebtedness, and redeemable preferred stock with an aggregate redemption value of approximately $1.3 billion (approximately $1.2 billion of which is exchangeable, under certain circumstances, into senior subordinated indebtedness). We may incur limited amounts of additional indebtedness to finance capital expenditures and for certain other corporate purposes. Our ability to incur indebtedness is subject to restrictions contained in the terms of the indentures governing our senior notes and the term loan facility governing our first priority term loans, and is subject to restrictions in the terms of our outstanding preferred stock. The level of our indebtedness and redeemable preferred stock has important consequences to us, including that our cash flow from operations must be dedicated to debt service and will not be available for other purposes. Many of our competitors currently operate on a less leveraged basis and may have significantly greater operating and financing flexibility than us. The indentures, the term loan facility and the terms of our preferred stock contain covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, invest in new programming, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. If we are unable to service our indebtedness or satisfy our dividend or redemption obligations with respect to our outstanding preferred stock, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There is no assurance that any of these strategies could be effected on satisfactory terms, if at all.
We have a history of significant operating losses and negative cash flow and we may not become profitable in the future.
     We have incurred losses from continuing operations in each fiscal year since our inception. For the years ended December 31, 2005, 2004 and 2003, our earnings were insufficient to cover our combined fixed charges and preferred stock dividend requirements by approximately $289.7 million, $220.7 million and $139.8 million, respectively. We expect to continue to experience net losses in the foreseeable future, principally due to interest charges on our outstanding debt (and the debentures into which our outstanding preferred stock can be exchanged, if issued), dividends on our outstanding preferred stock, and non-cash charges for depreciation and amortization expense related to fixed assets, programming assets and intangible assets. Our future net losses could be greater than those we have experienced in the past.
     Our cash flow from operations has been insufficient to cover our operating expenses, debt service requirements and other cash commitments in each of our last five fiscal years. We have financed our operating cash requirements, as well as our capital needs, during these periods with the proceeds of asset sales and financing activities, including the issuance of preferred stock and additional borrowings. Our senior secured notes and the first priority term loans, other than the second priority notes on or prior to January 15, 2010 if we elect to pay interest in the form of additional notes (“PIK notes”), require us to make cash interest payments on a current basis, and we will not have the option of paying interest on the second priority notes in PIK notes after January 15, 2010. We may not be able to generate sufficient operating cash flow to pay our debt service and preferred stock dividend requirements and may not be able to obtain sufficient additional financing to meet such requirements on terms acceptable to us, or at all.
We may not be successful in operating a broadcast television network.
     We launched our PAX TV entertainment programming on August 31, 1998, and are now in our eighth network broadcasting season. Our own experiences, as well as the experiences of other new broadcast television networks during the past decade, indicate that it requires a substantial period of time and the commitment of significant financial, managerial and other resources to gain market acceptance of a new television network by viewing audiences and advertisers to a sufficient degree that the new network can attain profitability. Although we believe that our approach is unique among broadcast television networks, in that we own and operate stations reaching most of the television households that can receive our programming, our business model is unproven and to date has not been successful. We have implemented significant changes to our business strategy, including changes in our programming and sales operations, and effective July 1, 2005, we changed our network brand identity from “PAX TV” to “i”, to reflect our strategy of providing a broadcast platform for producers and syndicators of entertainment programming who desire to reach a national audience. We cannot assure you that our broadcast television network operations will gain sufficient market acceptance to be profitable or otherwise be successful.
If the rates at which we are able to sell long form paid programming were to decline, or if our new sales strategy is unsuccessful, our financial results could be adversely affected.

     Advertising revenues constitute substantially all of our operating revenues. Our ability to generate advertising revenues depends upon our ability to sell our inventory of air time for long form paid programming and commercial spot advertisements at acceptable rates. Long form paid programming rates are dependent upon a number of factors, including our available inventory of air time, the viewing public’s interest in the products and services being marketed through long form paid programming and economic conditions generally. Our revenues from the sale of air time for long form paid programming may decline. We have eliminated our sales of spot advertisements that are dependent upon audience ratings and have shifted our efforts to sales of spot advertisements that are not dependent upon audience ratings, such as direct response advertising, and sales of blocks of air time to third party programmers. While our revenues have declined and may continue to decline in connection with these changes in our business strategy, we have also significantly reduced our programming expenses. If our new sales strategy is unsuccessful, our financial results could be adversely affected.
We may lose a portion of our television distribution platform.
     We have an affiliation agreement with Directv, Inc., a satellite television carrier, that we entered into in September 2002 under which Directv provides our network programming to substantially all its subscribers and also carries some of our stations in the local markets served by those stations. Directv has asserted that our present programming violates the content restrictions of the affiliation agreement and has given us a notice purporting to terminate the affiliation agreement, effective February 28, 2006. In January 2006, Directv filed a complaint against us seeking a declaratory ruling that it has the right to terminate the affiliation agreement and cease distributing our network programming.
     On February 28, 2006, we entered into an agreement with Directv, in which Directv agreed to delay any termination of our affiliation agreement and stay any further action in the court proceeding for 30 days in order to allow the parties time to negotiate a settlement of the dispute. We are currently negotiating with Directv in an effort to resolve this matter and maintain the distribution of our network programming to Directv’s subscribers. If we are unable to settle this matter and the court finds that Directv properly terminated our affiliation agreement, we could lose our distribution to Directv’s subscriber households, which we have estimated to be approximately 5.5% of U.S. prime time television households. Our revenues will be reduced if we are unable to retain or to replace this distribution, which could have an adverse effect on us. We would expect to regain distribution of our stations on Directv’s satellite system in approximately 33 months through the exercise of our must carry rights at the next election period at the end of 2008.
     We exercised our right to terminate all of our network affiliation agreements effective June 30, 2005 (although most of our network affiliates have continued their affiliation under a month-to-month arrangement). We will seek to replace the distribution lost by the termination of these agreements (consisting of approximately 3% of U.S. primetime television households) through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms. Our revenues may be reduced if we are unable to replace the lost distribution. A number of our carriage agreements with cable systems in markets where we do not own a television station place restrictions on the type of programming that we may broadcast on the local cable system. Should our programming be inconsistent with these restrictions, the cable systems may have the right to require us to distribute additional entertainment programming over these systems or the right to terminate their carriage agreements with us. Our financial results could be adversely affected if we were required to provide alternative programming to these cable systems or if we were to lose a portion of our distribution through the termination of these agreements.
If we fail to redeem our outstanding preferred stock by the scheduled redemption dates in the fourth quarter of 2006, the holders will have the right to elect additional directors to our board of directors and to thereby influence our management and policies.
     We are required to redeem our 14 1/4% exchangeable preferred stock and our 9 3/4% Series A convertible preferred stock by November 15, 2006 and December 31, 2006, respectively, in each case at a redemption price equal to the aggregate liquidation preference of the outstanding shares plus accrued and unpaid dividends. The redemption prices of these securities at their mandatory redemption dates will be $609.9 million and $171.0 million, respectively, assuming we make no payments in respect of these securities prior to these dates. We presently do not have the financial resources to redeem these securities, and the terms of our outstanding debt limit the amount of these securities that we are permitted to redeem. If we do not redeem these series of preferred stock by their scheduled mandatory redemption dates, the holders of each series will have the right, voting separately as one class, to elect the lesser of two directors and that number of directors constituting 25% of the members of our board of directors. Any directors elected by the holders of our preferred stock will be in a position to exert a substantial influence on our management and policies, which could have an adverse effect on us.
We may be unable to satisfy our obligations to repurchase our senior debt and our outstanding preferred stock if we experience a change of control.
     If we were to experience a change of control, with certain significant exceptions, the indentures governing our senior notes and our term loan facility require us to offer to purchase all of the outstanding notes and term loans. Our failure to repurchase tendered notes or term loans upon a change of control would result in an event of default under the indentures and the term loan facility. Further, the terms of our outstanding preferred stock require us to offer to purchase all of the preferred shares then outstanding in the event of certain changes of control. The indentures governing the debentures for which most of the preferred stock may be exchanged have similar provisions. If a change of control were to occur, we cannot assure you that we would have sufficient funds to purchase the senior notes and term loans or any other securities which we would be required to offer to purchase. We expect that we would require additional financing from third parties to fund any such purchases, and we cannot assure you that we would be able to obtain financing on acceptable terms or at all. Our failure to redeem any preferred stock that we could become required to redeem in the event of a change of control would give the holders of each affected series of preferred stock the right to elect up to two members of our board of directors.
The exercise by NBCU, or a permitted transferee of NBCU’s investment in us, of the rights under our agreements with NBCU could adversely affect our business.
     NBCU has rights under its agreements with us that give it the ability to influence our management and policies and to prevent us from taking actions which our management may otherwise desire to take. Under certain circumstances, these rights may be transferred to, and exercised by, a transferee of NBCU’s investment in us. NBCU or any such transferee may have interests that differ from those of our other stockholders and debt holders. Our agreements with NBCU provide that we must obtain consent for:
•	approval of annual budgets;

•	expenditures materially in excess of budgeted amounts;

•	material amendments to our certificate of incorporation or bylaws;

•	material asset sales or purchases, including sales of our television stations which are located in the top 50 DMAs;

•	business combinations where we would not be the surviving corporation or as a result of which we would experience a change of control;

•	issuances or sales of any capital stock, with some exceptions;

•	stock splits or recombinations;

•	any increase in the size of our board of directors other than an increase resulting from provisions of our outstanding preferred stock; and

•	joint sales, joint services, time brokerage, local marketing or similar agreements as a result of which our stations with national household coverage of 20% or more would be subject to those agreements.
     Some of these rights (budget approval, the sale of stations in the top 50 DMAs, and any increase in the size of our board of directors) will only be exercisable by a permitted transferee of NBCU’s investment in us. Most of these rights will terminate if NBCU’s right to purchase Mr. Paxson’s shares under the agreement entered into on November 7, 2005 expires unexercised.
Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.
     Our ability to pursue strategic alternatives to address the challenges facing our company, such as the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or acquisition of our equity securities, is subject to various limitations and issues which we may be unable to control. A strategic transaction will, in most circumstances, require that we seek the consent of, or refinance, redeem or repay, NBCU and the other holders of our preferred stock. Federal Communications Commission (“FCC”) regulations may limit the type of strategic alternatives we may pursue and the parties with whom we may pursue strategic alternatives. In addition, our ability to pursue a strategic alternative will be dependent upon the attractiveness of our assets and business plan to potential transaction parties. Among other things, potential transaction parties may find unattractive our capital structure and high level of indebtedness. Our relatively low tax basis in our television station assets is a significant factor to be considered in structuring any potential transactions involving sales of a material portion of our television station assets, and may make certain types of transactions less attractive or not viable. Potential transaction parties may believe our stations and other assets to be less valuable than as shown in prior appraisals we have obtained. We may be prevented from consummating a strategic transaction due to any of these and other factors, or we may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of, these and other factors. We have not been successful to date in our efforts to find or effectuate strategic alternatives for our company, and we may not be successful in doing so in the future.

We could be adversely affected by actions of the FCC, the U.S. Congress and the courts that could alter broadcast television ownership rules in a way that would materially affect our present operations or future business alternatives.
     On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules as they apply to television ownership have not become effective because the U.S. Court of Appeals for the Third Circuit issued an order in September 2003 staying their effectiveness. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties asked the FCC to reconsider portions of its decision and other parties sought judicial review. In June 2004, the Third Circuit remanded the proceeding to the FCC with instructions to the FCC to better justify or modify its approach to setting numerical limits. For the television station ownership rules relevant to us, the stay remains in effect pending further review by the Third Circuit of the FCC’s further actions on remand. If the new rules ultimately should become effective they would relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, the new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations or newspapers.
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
     In assessing compliance with the national ownership caps (including the recently enacted 39% cap), the FCC counts each “ultra high frequency,” or UHF, station as serving only half of the television households in its market. This “UHF Discount” is intended to take into account that UHF stations historically have provided less effective coverage of their markets than “very high frequency,” or VHF, stations. All of our television stations are UHF stations and, without the UHF Discount, we would not meet the current 39% ownership cap. In its June 2, 2003 decision, the FCC concluded that the future transition to digital television may eliminate the need for a UHF Discount. For that reason, the FCC provided that the UHF Discount will “sunset,” or expire, for the top four broadcast networks (ABC, NBC, CBS and Fox) on a market-by-market basis as the digital transition is completed, unless otherwise extended by the FCC. The FCC also announced, however, that it will examine in a future review whether to include in this sunset provision the UHF television stations owned by other networks and group owners, which would include our television stations. In reviewing the FCC’s new media ownership rules in its opinion referred to above, the Third Circuit determined that this Congressional action meant that it could not entertain challenges to the television cap or to the FCC’s decision to retain the 50% UHF discount. A bill has been introduced in the current session of the House of Representatives to increase the television ownership cap to 45% and to maintain the 50% discount for UHF stations when determining the national audience reach (H.R. 1622). Another bill has been introduced in the House to decrease the television ownership cap to 25%, eliminate the UHF discount and nullify in their entirety the rules changes adopted by the FCC (H.R. 3302).
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
     We hold FCC licenses for full power stations which are authorized to broadcast over either an analog or digital signal on channels 52-69 (“the 700 MHz band”), a portion of the broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band is being transitioned to use by new wireless and public safety entities. Federal law now requires that, by February 17, 2009, incumbent broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. In some cases, broadcasters, including our company, have been given a digital channel allocation within the 700 MHz band of spectrum. During this transition these new wireless and public safety entities are permitted to operate in the 700 MHz band provided they do not interfere with incumbent or allotted analog and digital television operations. We could suffer adverse consequences if we are unable to secure alternative simultaneous distribution of both the analog and digital signals of those stations on reasonable terms and conditions. We cannot now predict the impact, if any, on our business of the abandonment of our broadcast television service in the 700 MHz spectrum.
Failure to achieve and maintain effective internal control over financial reporting in accordance with rules of the Securities and Exchange Commission promulgated under Section 404 of the Sarbanes-Oxley Act could result in a loss of investor confidence in our financial reports, which could in turn have a material adverse effect on our business and the price of our securities.
     Under rules of the Securities and Exchange Commission, or SEC, promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish, in our Annual Report on Form 10-K for each fiscal year, a report by our management on our internal control over financial reporting. Our report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of December 31 of the applicable fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, we identified a material weakness in our internal control over financial reporting. This material weakness is described in Item 9A, Controls and Procedures, of this report. Although we believe that we have remediated this material weakness, we cannot assure you that this remediation has been successful or that additional deficiencies or weaknesses in our controls and procedures will not be identified. The material weakness already identified, as well as any other weaknesses or deficiencies, could harm our business and operating results, and could result in adverse publicity and a loss in investor confidence in the accuracy and completeness of our financial reports.
We cannot assure you that we will successfully exploit our broadcast station group’s digital television platform.
     We have completed construction of digital broadcasting facilities at 52 of our 60 owned and operated stations and are exploring the most effective use of digital broadcast technology for each of such stations. We cannot assure you, however, that we will derive commercial benefits from the exploitation of our digital broadcasting capacity. Although we believe that proposed alternative and supplemental uses of our analog and digital spectrum will continue to grow in number, the viability and success of each proposed alternative or supplemental use of spectrum involves a number of contingencies and uncertainties. We cannot predict what future actions the FCC or Congress may take with respect to regulatory control of these activities or what effect these actions would have on us.
We are dependent upon our senior management team and key personnel and the loss of any of them could materially and adversely affect us.
     Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees. We cannot assure you that we will be able to retain the services of any of our key executives. If any of these executive officers were to leave our employment, our operating results could be adversely affected.
We operate in a very competitive business environment.
     We compete for audience share and advertising revenues with other providers of television programming. Our entertainment programming competes for audience share and advertising revenues with the programming offered by other broadcast and cable networks, and also competes for audience share and advertising revenues in our stations’ respective market areas with the programming offered by non-network affiliated television stations. Our ability to compete successfully for audience share and advertising revenues depends in part upon the popularity of our entertainment programming with viewing audiences in demographic groups that advertisers desire to reach. Our ability to provide popular programming depends upon many factors, including our ability to correctly gauge audience tastes and accurately predict which programs will appeal to viewing audiences, to purchase the right to air syndicated programs at costs which are not excessive in relation to the advertising revenue generated by the programming, and to fund marketing and promotion of our programming to generate sufficient viewer interest. Many of our competitors have greater financial and operational resources than we do which may enable them to compete more effectively for audience share and advertising revenues. All of the existing television broadcast networks and many of the cable networks have been operating for a longer period than we have been operating our network, and therefore have more experience in network television operations than we have which may enable them to compete more effectively.
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
     Our television operations are subject to significant regulation by the FCC under the Communications Act of 1934, as amended, which we refer to as the Communications Act. A television station may not operate without the authorization of the FCC. Approval of the FCC is required for the issuance, renewal and transfer of station operating licenses. In particular, our business depends upon our ability to continue to hold television broadcasting licenses from the FCC, which generally have a term of eight years. Our station licenses are subject to renewal at various times between 2006 and 2013. Third parties may challenge our license renewal applications. We presently have pending license renewal applications for seven of our full power stations, three of which have been challenged by third parties. Although we believe that our licenses will be renewed in the ordinary course, including the three license renewal applications presently being challenged, we cannot assure you that our licenses will be renewed. The non-renewal or revocation of one or more of our primary FCC licenses could have a material adverse effect on our operations.
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

     Each television broadcast station is required to elect, every three years, to either require cable television system operators in the station’s local market to carry their signals, which we refer to as “must carry” rights, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. These “must carry” rights are not absolute, and under some circumstances, a cable system may decline to carry a given station. Our television stations elected “must carry” on local cable systems for the three year election period that commences January 1, 2006. If the law were changed to eliminate or materially alter “must carry” rights, our business could be adversely affected.
     The FCC has adopted rules to govern the obligations of cable television systems to carry local television stations during and following the transition from analog to digital television broadcasting. The FCC has determined that broadcasters are not entitled to mandatory carriage of both their analog and digital signals, and that a cable system is required to carry a digital signal only if the broadcaster first gives up its analog signal. Broadcasters with multiple digital programming streams are required to designate a single, primary video stream eligible for mandatory carriage. Broadcasters operating with both analog and digital signals could negotiate with cable television systems for carriage of their digital signal in addition to their analog signal under retransmission consent. We cannot predict what effect those rules will have on our business.
The appraised value of our television stations has declined during the past year, and we cannot assure you that we would actually be able to realize, in any sale, liquidation, merger or other transaction involving our assets, the estimated values of such assets set forth in any appraisal.
     We have received the appraisal of our television stations that we obtain annually as required by the terms of our existing senior secured notes and our term loan facility. The appraiser concluded that, as of December 1, 2005, the estimated fair market value of the 60 television stations owned or operated by us was $2.31 billion as start-up entities, based entirely on the broadcasting “stick” value of these stations, without consideration of the digital spectrum or analog band clearing value associated with these stations, if any. This amount includes approximately $48.8 million relating to three stations that we operate under time brokerage agreements. We have the right to acquire two of these stations for an aggregate of $36 million, one of which has an appraised value that is below the purchase price, and a right of first refusal on any proposed sale of the third station. Additionally, the scope of the appraisal did not consider any values attributable to our other assets, including our program library or the value of our cable and satellite distribution to households that are not served by our broadcast television stations.
     The appraisals of our assets, including our broadcast television stations, that are prepared by independent valuation firms from time to time are each prepared in accordance with certain procedures and methodologies set forth therein. In general, appraisals represent the analysis and opinion of each of the appraisers as of their respective dates, subject to the assumptions and limitations set forth in the appraisal. An appraisal may not be indicative of the present or future values of our assets upon liquidation or resale. Although appraisals are based upon a number of estimates and assumptions that are considered reasonable by the appraiser issuing such appraisal, these estimates and assumptions are subject to significant business, economic, competitive and regulatory uncertainties and contingencies, many of which are beyond our control or the ability of the appraisers to accurately assess and estimate, and are based upon assumptions with respect to future business decisions and conditions which are subject to change. The opinions of value set forth in any appraisal and the actual values of the assets appraised therein will vary, and those variations may be material. We cannot assure you that we would actually be able to realize, in any sale, liquidation, merger or other transaction involving our assets, the estimated values of such assets set forth in any appraisal. Prospective investors in our securities should not place undue reliance on the appraisals.
Item 2. Properties
     We own a 15,000 square foot building in West Palm Beach, Florida that serves as our corporate headquarters. We also own a satellite up-link facility in Clearwater, Florida through which we supply our central programming feed, including our i network programming, to satellite transmitters which relay the signal to our stations.
     Each of our stations has a facility in the market in which it operates at which the central programming feed is received and retransmitted in its market. Each of our stations broadcasts its signal from a transmission tower or antenna situated on a transmitter site. Each station also has an office and studio and related broadcasting equipment. For about half of our stations with respect to which we had entered into JSAs, we vacated the leased studio and office facilities of our stations and co-located our operations with those of our JSA partner. In connection with the termination of our JSAs, we secured replacement studio and office facilities for these stations, relocated 16 of our station master controls that had been located in our JSA partner’s facility and expect to relocate two additional station master controls during 2006. We generally lease our broadcast transmission towers and own substantially all of the equipment used in our broadcasting operations. Our tower leases have expiration dates that range generally from two to twenty years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.
     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We currently broadcast from a tower located on the Empire State

Building in Manhattan. We are continuing to evaluate several alternatives to improve our signal through transmission from other locations. We expect, however, that it could take several years to replace the signal we enjoyed at the World Trade Center location with a signal of comparable quality.
     We believe our existing facilities are adequate for our current and anticipated future needs. No single property is material to our overall operations.
Item 3. Legal Proceedings
     We have an affiliation agreement with Directv, Inc., a satellite television carrier, that we entered into in September 2002 under which Directv provides our network programming to substantially all of its subscribers and also carries some of our stations in the local markets served by those stations. Directv has asserted that our present programming violates the content restrictions of the affiliation agreement and has given us a notice purporting to terminate the affiliation agreement, effective February 28, 2006. On January 27, 2006, Directv filed a complaint against us in US District Court for the Central District of California seeking a declaratory ruling that it has the right to terminate the affiliation agreement and cease distributing our network programming and the signals of 35 of our television stations in their respective markets. In addition, Directv’s complaint asserts breach of contract claims and seeks an accounting of monies owed to Directv by us under the revenue sharing provisions of the affiliation agreement.
     On February 15, 2006, we filed an answer and a counterclaim to Directv’s complaint. Our answer largely denies the allegations of the Directv complaint and our counterclaim asserts breach of contract claims against Directv and seeks a declaratory ruling that Directv does not have a right to terminate the affiliation agreement or cease distributing our network and station signals. On February 28, 2006, we entered into an agreement with Directv in which Directv agreed to delay any termination of our affiliation agreement and stay any further action in the court proceeding for 30 days in order to allow the parties time to negotiate a settlement of the dispute. We are currently negotiating with Directv in an effort to resolve this matter and maintain the distribution of our network programming to Directv’s subscribers. If we are unable to settle this matter and the court finds that Directv properly terminated our affiliation agreement, we could lose our distribution to Directv’s subscriber households, which we have estimated to be approximately 5.5% of U.S. prime time television households. Our revenues will be reduced if we are unable to retain or to replace this distribution, which could have an adverse effect on us. We would expect to regain distribution of our stations on Directv’s satellite system in approximately 33 months through the exercise of our must carry rights at the next election period at the end of 2008.
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
     Our Class A common stock is currently listed on the American Stock Exchange under the symbol “PAX.” Effective April 3, 2006, our ticker symbol will change from “PAX” to “ION.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our Class A common stock.

	2005		2004
	High	Low	High	Low
First Quarter	$2.15	$0.48	$4.60	$3.51
Second Quarter	1.56	0.53	4.00	2.15
Third Quarter	0.65	0.42	3.30	1.30
Fourth Quarter	1.15	0.37	1.74	0.90
     On March 8, 2006, the closing sale price of our Class A common stock on the American Stock Exchange was $0.97 per share. As of that date, there were approximately 487 holders of record of the Class A common stock.
Dividends

     We have not paid cash dividends and do not intend for the foreseeable future to declare or pay any cash dividends on any classes of our common stock and intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to declare or pay dividends will be at the discretion of our board of directors and will depend upon our future earnings, results of operations, financial condition, capital requirements, contractual restrictions under our debt instruments, considerations imposed by applicable law and other factors deemed relevant by our board of directors. In addition, the terms of our outstanding debt and preferred stock contain restrictions on our ability to pay dividends with respect to our common stock.
Unregistered Sales of Equity Securities
     On November 7, 2005, we issued to a subsidiary of NBCU, effective as of October 1, 2005, an additional 18,857 shares ($188.6 million aggregate liquidation preference) of Series B Preferred Stock, which NBCU agreed to accept in full satisfaction of our obligations with respect to accrued and unpaid dividends on the Series B Preferred Stock through September 30, 2005, and we sold to an affiliate of NBCU an additional 250 shares of Series B Preferred Stock for a cash purchase price of $2.5 million (which is equal to the liquidation preference of such shares) in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933. NBCU agreed not to exchange these shares into convertible debentures prior to April 18, 2010. The proceeds of the sale were used as collateral for an irrevocable letter of credit supporting our obligations under the Company Stock Purchase Agreement described under Item 1. Business – NBCU Relationship.
Item 6. Selected Financial Data
     The following table sets forth our consolidated financial data as of and for each of the years in the five year period ended December 31, 2005. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data, insofar as it relates to each of the years presented, has been derived from annual financial statements, including the consolidated balance sheets at December 31, 2005 and 2004, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2005, and notes thereto appearing elsewhere herein.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$254,176	$276,630	$270,939	$276,921	$265,326
Operating (loss) income (1)	(22,150)	(12,419)	44,195	(69,906)	(150,129)
Net loss (2)	(235,670)	(187,972)	(76,213)	(336,186)	(205,545)
Net loss attributable to common stockholders(3)	(275,031)	(245,735)	(146,317)	(446,285)	(352,201)
Basic and Diluted Loss Per Common Share:(4)
Net loss	$(3.94)	$(3.61)	$(2.14)	$(6.88)	$(5.46)
Weighted average shares outstanding — basic and diluted	69,747	68,139	68,390	64,849	64,509
Balance Sheet Data:
Cash and cash equivalents	$90,893	$82,047	$97,123	$25,765	$83,858
Working capital (deficit) (5)	(494,108)	77,422	67,132	19,188	57,871
Total assets	1,146,256	1,224,305	1,283,677	1,276,619	1,409,840
Total debt	1,122,283	1,004,093	925,608	900,101	529,180
Total mandatorily redeemable preferred stock	540,916	471,355	410,739	354,498	589,958
Total mandatorily redeemable convertible preferred stock (6)	777,521	740,745	684,067	638,603	574,202
Total common stockholders’ deficit	(1,594,095)	(1,327,341)	(1,089,845)	(958,267)	(515,520)
Other Data:
Cash flows provided by (used in) operating activities	$3,047	$(9,717)	$32,916	$(75,428)	$(60,772)
Cash flows provided by (used in) investing activities	8,798	(23,647)	60,929	(7,689)	48,477
Cash flows (used in) provided by financing activities	(2,999)	18,288	(22,487)	25,024	44,790
Program rights payments and deposits	45,568	67,682	34,239	116,243	130,566
Payments for cable distribution rights	368	123	4,347	9,286	14,418
Purchases of property and equipment	15,336	15,845	26,732	31,177	35,213

(1)	Our results for 2005 include a restructuring charge in the amount of $30.9 million (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring) and $16.8 million of proceeds received from the settlement of an insurance claim. Our results for 2004 include an adjustment of $4.0 million to recognize additional rent expense for lease arrangements that provide for escalating lease payments (approximately $3.1 million of which pertains to prior periods), insurance proceeds of $3.3 million, a $3.0 million reduction in music license fees from the settlement of a dispute and commencement of a new agreement with a music license organization, additional depreciation expense of $1.7 million for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease terms and a $0.8 million charge for certain state taxes in jurisdictions in which we have operations. Our results for 2003 include gains on the sale of broadcast assets in the aggregate amount of $51.6 million, a reduction of $6.6 million for cable and satellite distribution rights which we determined had been over-amortized, an impairment charge of $5.2 million connected with a purchase option on a television station and which pertained to prior periods, recognition of additional state tax liabilities of $3.1 million, a reduction of $2.2 million resulting from a settlement of a dispute related to interference with one of our broadcast signals and a $1.5 million reduction in bad debt expense resulting from our shift to increased prepaid long form advertising. In addition, we recorded adjustments to write down programming to net realizable value of $4.6 million, $1.1 million, $41.3 million and $67.0 million in 2004, 2003, 2002 and 2001, respectively, a restructuring charge of $2.2 million in 2002 and a restructuring credit in 2001 of $1.2 million.

(2)	Includes losses on extinguishment of debt of $54.1 million, $6.3 million, $17.6 million and $9.9 million in 2005, 2004, 2002 and 2001, respectively. Net loss for 2005 also includes the recognition of a $34.4 million income tax benefit in connection with the a settlement with the IRS regarding the 1997 disposition of our radio division. Net loss for 2004 also includes $4.0 million of additional tax expense resulting from a change in estimated state income tax rates. Net loss for 2003 includes a tax benefit of $4.7 million resulting from the sale of a television station. 2002 includes an additional provision for deferred taxes of $168.6 million resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(3)	Includes dividends and accretion on redeemable preferred stock, including a net decrease in accrued dividends on our Series B preferred stock in the amount of $23.7 million in 2005 as compared to 2004, as a result of our comprehensive settlement with NBCU .

(4)	Because of losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, our presentation of diluted earnings per share is the same as that of basic earnings per share.

(5)	2005 reflects mandatorily redeemable preferred stock of $540,916 that is required to be redeemed on or before November 15, 2006 and is presented as a liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150.

(6)	2005 includes mandatorily redeemable preferred stock in the amount of $154.8 million that is required to be redeemed on December 31, 2006.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     Overview:
     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. We operate i, (formerly known as PAX TV), a network that provides programming seven days per week, 24 hours per day, and reaches approximately 91 million homes, or 83% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air, as well as movies, sports and game shows. The balance of our programming consists of long form paid programming (principally infomercials), programming produced by third parties who have purchased from us the right to air their programming during specific time periods and public interest programming.
     On February 28, 2006, we announced that we are changing our name to ION Media Networks, Inc. We will present the new corporate name to stockholders for approval at our annual meeting of stockholders to be held on June 23, 2006.
     We air a substantial amount of long form paid programming, as we believe this provides us with a stable revenue base. In January 2003, we increased our inventory of air time available for long form paid programming by approximately 42% by shifting 26.5 hours per week of non-prime time network entertainment programming to long form paid programming. The portion of our net revenues which is derived from network and station long form paid programming increased to approximately 70% for the year ended December 31, 2005 from approximately 46% for the year ended December 31, 2002, and the portion of our net revenues which is derived from network spot advertising decreased to approximately 21% for the year ended December 31, 2005 from approximately 33% for the year ended December 31, 2002.
     In 2005 we implemented significant changes to our business strategy, including changes in our programming and sales operations. Among the key elements of our new strategy are:
•	rebranding our network to “i” from PAX TV, which we began on July 1, 2005;

•	significantly reducing our programming expenses by reducing our investments in new original entertainment programming;

•	phasing out our sales of commercial spot advertisements that are based on audience ratings, and increasing our sales of spot advertisements that are not dependent upon audience ratings, such as direct response advertising; and

•	providing entertainment programming consisting of original entertainment programs we previously aired on PAX TV, syndicated programming and programming of third parties who have purchased from us the right to air their programming during specific time periods.

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
     We have a history of significant operating losses, and our business operations presently do not provide sufficient cash flow to support our debt service requirements and to pay cash dividends on our preferred stock. We continue to consider strategic alternatives that may arise, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, as we seek to improve our core business operations and increase our cash flow.
     On November 7, 2005, we entered into various agreements with NBC Universal, Inc. (“NBCU”), Lowell W. Paxson, our controlling stockholder and former chairman and chief executive officer, and certain of their respective affiliates, pursuant to which the parties agreed, among other things, to the following:
•	We and NBCU amended the terms of NBCU’s investment in us, including the terms of the Series B preferred stock NBCU holds;

•	Mr. Paxson granted NBCU the right to purchase all shares of our common stock held by him and his affiliates and resigned as our director and officer;

•	NBCU agreed that it or its transferee of the right to purchase Mr. Paxson’s shares will make a tender offer for all of our outstanding shares of Class A common stock if it exercises or transfers its right to purchase Mr. Paxson’s shares or transfers a control block of its Series B preferred stock;

•	NBCU agreed to return a portion of its preferred stock to us if the right to purchase Mr. Paxson’s shares is not exercised, which either NBCU or we will distribute to the holders of our Class A common stock other than Mr. Paxson;

•	We agreed to purchase all of our common stock held by Mr. Paxson if NBCU’s right to purchase Mr. Paxson’s shares expires unexercised or fails to close within a prescribed time frame;

•	We issued $188.6 million of additional preferred stock to NBCU in full satisfaction of our obligations through September 30, 2005 for accrued and unpaid dividends on our preferred stock held by NBCU; and

•	We settled all pending litigation and arbitration proceedings with NBCU.
Financial Performance:
•	Net revenues in 2005 decreased 8.1% to $254.2 million compared to $276.6 million in 2004.

•	Operating loss was $22.2 million in 2005 compared to $12.4 million in 2004. The 2005 operating loss reflects a restructuring charge of approximately $30.9 million (see Restructuring below) and $7.5 million of increased program amortization expenses, partially offset by $16.8 million of cash received from the settlement of an insurance claim and reduced selling, general and administrative (“SG&A”) expenses. Included in the 2004 results is a charge of $4.6 million to adjust certain programming to net realizable value resulting from a change in expected usage of such programming, a $4.0 million adjustment to recognize additional lease expense for lease arrangements that provide for escalating payments (of which approximately $3.1 million pertained to periods prior to 2004), a $1.7 million amortization expense charge for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease terms, a $3.0 million reduction in music license fees resulting from the conclusion of a dispute and the commencement of a new agreement with a music license organization and $3.3 million of insurance recoveries related to our World Trade Center litigation.

•	Net loss attributable to common stockholders was $275.0 million in 2005 compared to $245.7 million in 2004. In addition to the items discussed above, the net loss attributable to common stockholders in 2005 reflects a loss on the extinguishment of debt in the amount of $54.1 million and the recording of an income tax benefit of $34.4 million in connection with the tentative settlement reached with the IRS regarding the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition. The net loss attributable to common stockholders in 2005 also reflects a net decrease in accrued dividends on our Series B preferred stock, as compared to 2004, in the amount of $23.7 million as a result of our comprehensive settlement with NBCU (see Item 1. Business — NBCU Relationship above). The net loss attributable to common stockholders for 2004 includes all of the items described above, $1.1 million in costs incurred in connection with a required adjustment of the dividend rate on our Series B preferred stock, a loss on extinguishment of debt of $6.3 million resulting from the refinancing of our senior credit facility in January 2004 and a $4.4 million adjustment to recognize additional provision for income taxes resulting from a change in the estimated state income tax rate that we expect to incur at the time of reversal of our deferred taxes (of which approximately $4.0 million pertained to periods prior to 2004).

•	Cash flow from operating activities increased to $3.0 million in 2005, as compared to cash used in operating activities of $9.7 million in 2004.
     Balance Sheet:
     Our cash, cash equivalents and short-term investments increased during the year by $2.9 million to $90.9 million as of December 31, 2005. Our total debt, which consists primarily of two series of notes and our term loans, increased by $118.2 million during the year to $1.1 billion as of December 31, 2005. One series of the notes and our term loans require us to make periodic cash interest payments on a current basis. The second series of notes, commencing with the interest period beginning April 17, 2006, gives us the option to pay interest either entirely in cash or in kind in the form of additional notes or by increasing the principal balance of the outstanding notes. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with a carrying value of $1.3 billion as of December 31, 2005, two of which provide for mandatory redemption in the fourth quarter of 2006 (see Liquidity and Capital Resources below).
     During 2003 and 2004, we issued letters of credit to support our obligation to pay for certain original programming. The settlement of such letters of credit generally occurs during the first quarter of the year. We did not, however, issue any letters of credit to support programming payment obligations in 2005 and do not expect to do so in 2006.
     Sources of Cash:
     Our principal sources of cash in 2005 were:
•	revenues from the sale of network long form paid programming, network spot advertising, station long form paid programming and station spot advertising; and
•	$16.8 million received in the settlement with our former insurer for the property damage, business interruption and extra expense claims pertaining to the loss of our antenna, transmitter and other broadcast equipment for our New York television station that were destroyed upon the collapse of the World Trade Center on September 11, 2001.
     We expect our principal sources of cash in 2006 to consist of revenues from the sale of network long form paid programming, network spot advertising and station long form paid programming. We are also exploring the sale of certain assets, which if completed during 2006 would generate additional cash.
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
     Outlook for 2006:
     We expect 2006 to be a challenging year for us. We do not anticipate that we will generate sufficient cash flows from operating activities to cover our anticipated capital expenditures and mandatory redemption requirements for our preferred stock for the year ending December 31, 2006. Accordingly, our total cash, cash equivalents and short-term investments as of December 31, 2005 is expected to decrease during the course of 2006.
     Our principal business objective is to improve our core business operations and cash flow so that we will be able to improve the degree to which our operations support our capital structure and improve our ability to avail ourselves of future opportunities to strengthen our business that may arise due to changes in the regulatory or business environment for broadcasters or other future developments in our industry.

     We refinanced all of our outstanding senior secured and senior subordinated debt at the end of 2005 with new first and second lien senior secured notes and first lien term loans, which bear interest at floating rates and mature in January 2012 and January 2013. In February 2006 we entered into two floating to fixed interest rate swap arrangements, which fixed the interest rate through maturity on all of this indebtedness. The effect of these transactions was to extend the maturity dates of our outstanding debt (which prior to refinancing was scheduled to mature at various dates between 2008 and 2010) and increase our flexibility under applicable debt covenants. During the fourth quarter of 2005, we also restructured our preferred stock obligations held by NBCU, as described above. We have two other outstanding series of preferred stock that are mandatorily redeemable during the fourth quarter of 2006, at redemption prices aggregating $780.9 million. We presently do not have the financial resources to redeem these securities, and the terms of our outstanding debt limit the amount of these securities that we are permitted to redeem. If we do not redeem these series of preferred stock by their scheduled mandatory redemption dates, the holders of each series will have the right, voting separately as one class, to elect the lesser of two directors and that number of directors constituting 25% of the members of our board of directors. Any directors elected by the holders of our preferred stock will be in a position to exert a substantial influence on our management and policies.
     In 2006 we will continue to seek to maintain an efficient operating structure and a flexible programming strategy as we develop, evaluate and implement strategies to improve our business operations. We are not investing substantial additional amounts in new entertainment programming, and are evaluating other programming strategies and opportunities that might be available to us which would improve our cash flow. We expect, however, that entertainment programming will continue to constitute a significant portion of our network programming schedule. In order for us to improve our revenues and cash flow in 2006, we would need to realize increases in long form paid programming rates and direct response advertising rates.
     As a result of our plan to eliminate the sales of spot advertisements that are based on audience ratings, we expect that our revenues in 2006 will be lower than in 2005. We also expect that we will experience a decrease in certain operating expenses during 2006 as a result of our strategy of reducing our programming and related expenses, offset by costs to exit certain arrangements, increased utility costs to broadcast our digital television signal and contractual increases in other operating expenses. In addition, we do not anticipate that we will have the benefit of a reduction in expenses related to certain beneficial legal or insurance claim settlements, similar to those that we received during the years ended December 31, 2005 and 2004.
     The U.S. economic environment also affects the performance of our business, since our business is dependent in part on cyclical advertising rates. An improving economy, led by increases in consumer confidence, could benefit us by leading advertisers to increase their spending.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe the most significant estimates involved in preparing our financial statements include estimates related to the net realizable value of our programming rights, the allowance for doubtful accounts, estimates used in accounting for leases and estimates related to the impairment of long-lived assets and FCC licenses. We base our estimates on historical experience and various other assumptions we believe are reasonable. Actual results could differ from those estimates.
     We consider the accounting policies described below to be critical since they have the greatest effect on our reported financial condition and results of operations and they require significant estimates and judgments.
     We carry programming rights assets on our balance sheet at the lower of unamortized cost or net realizable value. We record our program rights and related liabilities at the contractual amounts when the programming is available to air. Our original programming generally is amortized on a straight line or accelerated method over three to four years based on expected usage. Our syndicated programming rights are amortized over the term of the licensing agreement using the greater of the straight line per run or straight line over the license term method. We periodically evaluate the net realizable value of our program rights based on anticipated future usage of the programming and related advertising revenues. We evaluate the net realizable value of our programming rights by aggregating the program costs and related estimated future revenues for each programming daypart. If estimated future revenues are insufficient to recover the unamortized cost of the programming assets in each daypart, we record an adjustment to write down the value of our assets to net realizable value. We also evaluate whether future revenues will be sufficient to recover the cost of programs we are committed to purchase in the future, and if estimated future revenues are insufficient, we accrue a loss related to our programming commitments. Our estimates of future advertising revenues are based upon our actual revenues generated currently, adjusted for estimated revenue growth assumptions. If market conditions were to deteriorate, we may not achieve our estimated future revenues, which could result in future write downs to net realizable value and accrued losses on programming commitments. During the years ended 2004 and 2003, we recorded charges of $4.6 million and $1.1 million to reduce certain programming rights to their net realizable values. We did not record any such charges in 2005.

     We have made judgments and estimates in connection with some of our leasing transactions regarding the estimated useful lives and fair value of the assets subject to lease, as well as the discount rates used to estimate the present value of future lease payments. These judgments and estimates have led us to conclude that these leases should be accounted for as operating leases. Had we used different judgments and estimates, these leases may have been classified as capital leases. The terms of the indentures governing our senior notes, our first lien term loans and our outstanding preferred stock limit our ability to incur indebtedness, including our ability to enter into capital leases.
     We review our long-lived assets, which include property and equipment, investments in broadcast properties and intangibles, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If our analysis indicates that a possible impairment exists, based on our estimate of undiscounted future cash flows, we are required to estimate the fair value of the asset. An impairment charge is recorded for the excess of the asset’s carrying value over its fair value, if any. The fair value is determined either by third party appraisal or estimated discounted future cash flows. In addition, our FCC licenses are tested for impairment at least annually by comparing the estimated fair values with the recorded amount on an aggregate basis as a single unit of accounting since we operate our consolidated distribution platform as a single asset. The fair value of these assets is based on a third party appraisal which incorporates selling prices for similar assets as well as discounted cash flow measurements. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets and FCC licenses have been impaired. If, however, there were a material change in our determination of fair values or if there were a material change in the conditions or circumstances influencing fair value, we could be required to recognize an impairment charge. In addition, with respect to property and equipment and intangible assets with finite useful lives, which we amortize using the straight line method, we periodically evaluate the potential time frame in which these long-lived assets may become obsolete to determine whether accelerated depreciation is necessary. Due to federal legislation that was enacted in February 2006, which set February 17, 2009 as the completion date for the transition from analog to digital broadcasting, it is probable that the estimated lives of certain of our long-lived assets have been reduced significantly (see Item 1A. Risk Factors — We are required by the FCC to abandon the analog broadcast service of 22 of our full power stations occupying the 700 MHz spectrum, and the digital broadcast service of two stations occupying the 700 MHz spectrum, and may suffer adverse consequences if we are unable to secure alternative distribution on reasonable terms). As a result, we will adjust our depreciation and amortization expense prospectively to ensure that these assets are fully depreciated upon migration at February 17, 2009. As of December 31, 2005, the aggregate net book value of our assets which may have limited or no use as a result of the future migration from analog to digital broadcasting was approximately $18.0 million.
     We recognize revenues as commercial spots and long form paid programming are aired and, where applicable, ratings guarantees to advertisers are achieved. We have been recognizing a liability for shortfalls in ratings guarantees based on information obtained from third party sources and by using our judgment and best estimates. Any shortfalls in ratings guarantees have been reflected in net revenues in the accompanying consolidated statements of operations with the corresponding liability being reflected in deferred revenues in the accompanying balance sheets. As discussed elsewhere in this report, we no longer sell commercial spots that are based on audience ratings and no longer offer ratings guarantees to our advertisers. As of December 31, 2005, our liability for shortfalls in ratings guarantees was $0.4 million.
     We carry accounts receivable at the amount we believe to be collectible. Accordingly, we provide allowances for accounts receivable we believe to be uncollectible based on our management’s best estimates. In determining the necessary allowance for doubtful accounts receivable, we analyze our historical bad debt experience, the credit worthiness of our customers, and the aging of our accounts receivable. If our allowance for doubtful accounts were to increase by 10%, it would have resulted in additional expense of approximately $40,000 and $65,000 for the twelve months ending December 31, 2005 and 2004, respectively. The amounts of accounts receivable that ultimately become uncollectible could vary materially from our estimates.
     We have entered into agreements with cable system operators to improve channel positioning on certain cable systems. For agreements with specified termination dates, we amortize amounts paid over the term of the agreement using the straight line method. For agreements with no specified termination date, we amortize amounts paid on a straight line basis over their estimated useful lives.
     We account for employee stock-based compensation using the intrinsic value method. Effective January 1, 2006, we will adopt Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values and does not permit use of the intrinsic value method of accounting for stock options.
     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like-kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS examined our 1997 tax return and proposed to disallow all of our gain deferral. In addition, the IRS proposed an alternative position that, in the event it is unsuccessful in disallowing all of our gain deferral, would disallow approximately $62.0 million of the $333.0 million gain deferral on the basis that some of the assets were not “like-kind.” We filed a protest to these positions with the IRS appeals division.

     In June 2005, we reached a tentative settlement of this matter that would result in our recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of our radio division in 1997. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, we would not be liable for any federal tax deficiency, but would be liable for state income taxes. We have estimated the amount of state income taxes for which we would be liable as of December 31, 2005 to be approximately $2.8 million. In addition, we would be liable for interest on the tax liability for the period prior to the carry back of our net operating losses and for interest on any state income taxes that may be due. We have estimated the combined amount of federal and state interest as of December 31, 2005 to be $3.8 million. Because we previously established a deferred tax liability at the time of the “like-kind” exchange and because we previously established a valuation allowance against our net operating losses, the use of our losses to offset the additional gain to be recognized results in a $37.2 million reduction of the established valuation allowance. As a result of reaching the tentative settlement with the IRS in June 2005, we concluded that it was more likely than not that our net operating losses, up to the amount of the additional gain to be recognized, will be realized and that it is probable that we will incur additional state income taxes as well as federal and state interest expense. As a result, in 2005 we recognized an income tax benefit in the amount of $34.4 million resulting from the realization of our net operating losses, net of state income taxes. In addition, during 2005 we recognized interest expense in the amount of $3.8 million resulting from federal and state income taxes. On March 15, 2006, the closing agreement was executed.
Restructuring
     During 2005, we adopted a plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. In connection with this plan we:
•	Terminated our joint sales agreements (“JSAs”) other than those with NBCU, effective June 30, 2005;

•	exercised our right to terminate all of our network affiliation agreements, effective June 30, 2005;

•	suspended, by mutual agreement, our network and national sales agency agreements with NBCU and each of our JSAs with NBCU; and

•	reduced personnel by 68 employees.
     We and NBCU had entered into a number of agreements affecting our business operations, including an agreement under which NBCU provided network sales, marketing and research services. Pursuant to the terms of the JSAs between our stations and NBCU’s owned and operated stations serving the same markets, the NBCU stations sold all non-network spot advertising of our stations and received commission compensation for such sales. Certain of our station operations, including sales operations, were integrated with the corresponding functions of the related NBCU station and we reimbursed NBCU for the cost of performing these operations. For the years ended December 31, 2005, 2004 and 2003, we incurred expenses totaling approximately $12.0 million, $22.2 million and $20.6 million, respectively, for commission compensation and cost reimbursements to NBCU in connection with these arrangements. Other than certain support services with respect to network advertising sold prior to July 2005, NBCU no longer provides services to us under these agreements.
     During 2005 we relocated 16 of our station master controls that had been located in our JSA partner’s facility, and we expect to relocate two additional station master controls during 2006. We spent approximately $2.7 million in connection with the relocation, approximately $2.4 million of which was recorded as property and equipment.
     We account for restructuring costs pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. During 2005, we recorded a restructuring charge in the amount of $30.9 million in connection with the aforementioned restructuring activities. The restructuring charge primarily consists of the recognition of a liability in the amount of $26.0 million for costs that we will continue to incur for the remaining terms of contracts that no longer provide any economic benefit to us, one-time termination benefits in connection with personnel reductions (including $1.1 million in stock-based compensation expense) and personnel reductions for our JSA partners and NBCU. We are currently unable to determine the amount of additional restructuring charges, if any, that we may incur in connection with the termination of certain of our contractual arrangements with third parties other than NBCU.
Results of Continuing Operations
     The following table sets forth net revenues, the components of operating expenses with percentages of net revenues, and other operating data for the periods presented (in thousands):

	Year ended December 31,
	2005	%	2004	%	2003	%
Net revenues (net of agency commissions)	$254,176	100.0	$276,630	100.0	$270,939	100.0

Expenses:
Programming and broadcast operations	56,899	22.4	57,484	20.8	53,826	19.9
Program rights amortization	61,091	24.0	53,616	19.4	51,082	18.9
Selling, general and administrative	98,144	38.6	130,015	47.0	124,925	46.1
Depreciation and amortization	38,793	15.3	43,664	15.8	42,983	15.9
Insurance recoveries	(15,652)	(6.2)	—	—	—	—
Time brokerage and affiliation fees	4,580	1.8	4,466	1.6	4,403	1.6
Adjustment of programming to net realizable value	—	—	4,645	1.7	1,066	0.4
Restructuring charges (credits)	30,906	12.2	(5)	(0.0)	48	0.0

Total operating expenses	274,761	108.1	293,885	106.2	278,333	102.7
(Loss) gain on sale or disposal of broadcast and other assets	(1,565)	(0.6)	4,836	1.7	51,589	19.0

Operating loss	$(22,150)	(8.7)	$(12,419)	(4.5)	$44,195	16.3

Other Data:
Program rights payments and deposits	$45,568		$67,682		$34,239
Payments for cable distribution rights	368		123		4,347
Purchases of property and equipment	15,336		15,845		26,732
Cash flows provided by (used in) operating activities	3,047		(9,717)		32,916
Cash flows provided by (used in) investing activities	8,798		(23,647)		60,929
Cash flows (used in) provided by financing activities	(2,999)		18,288		(22,487)
     Years Ended December 31, 2005 and 2004
     Net revenues decreased 8.1% to $254.2 million for the year ended December 31, 2005 from $276.6 million for year ended December 31, 2004, primarily because of lower ratings during the first six months of 2005 as compared to the prior year, and the shift to non-rated spot advertisements, which sell at lower rates, during the second half of 2005. Our 2005 revenues include approximately $3.9 million pertaining to additional advertising spots that we aired in settlement of our liability for shortfalls in ratings guarantees, as compared to a net increase in the liability, which resulted in a reduction of revenues, of $1.2 million in 2004. As discussed elsewhere in this report, we have eliminated our sales of spot advertisements that are based on audience ratings as part of a series of changes in our business strategy. As a result, we do not expect ratings guarantees to have a significant effect on our revenues in 2006.
     Programming and broadcast operations expenses were $56.9 million during the year ended December 31, 2005, compared with $57.5 million in the prior year. The decrease in 2005 is mainly due to lower employee and other costs related to the 2005 restructuring in the amount of $3.3 million and lower rent expense of $2.9 million in 2005 resulting from the 2004 adjustment for lease escalation clauses pertaining to prior years, largely offset by a settlement regarding music license fees payable by us that was finalized during 2004 which positively affected our prior year programming and broadcast operations expenses by approximately $3.0 million. In addition, we had higher residuals and other program production expenses of $1.3 million and higher utilities, repair and maintenance expense of $1.2 million in 2005.
     Program rights amortization expense was $61.1 million during the year ended December 31, 2005, compared with $53.6 million in the prior year. The increase is primarily due to increased amortization associated with new original and syndicated programming in 2005 when compared to the prior year. As we have substantially reduced the amounts we invest in new original and syndicated programming, we expect program rights amortization expense to be significantly lower in 2006 than in 2005.
     Selling, general and administrative expenses were $98.1 million during the year ended December 31, 2005, compared with $130.0 million for the year ended December 31, 2004. Approximately $19.2 million of this decrease is attributable to reduced selling costs, effective July 1, associated with the sale of commercial spot advertisements that are based on audience ratings. Additionally, certain expenses amounting to $6.2 million associated with research and ratings services used to support the sale of commercial spot advertisements that are based on audience ratings, were recorded as a restructuring charge effective July 1, 2005 as the costs that will continue to be incurred for the remaining term of the contract no longer provide any economic benefit to us. We also reduced advertising and promotional expenses by approximately $13.1 million in 2005 as compared with 2004. These savings were partially offset by higher personnel costs and stock-based compensation in 2005.
     Depreciation and amortization expense was $38.8 million during the year ended December 31, 2005 compared with $43.7 million in the prior year. This decrease is primarily due to assets becoming fully depreciated, partially offset by $1.4 million of depreciation expense for leasehold improvements at JSA locations for which we shortened the amortizable lives to coincide with the termination of the related agreements. We are required to reduce the estimated remaining useful lives of some of our analog assets due to recently enacted legislation which set February 17, 2009 as the firm date for the industry migration from analog to digital broadcasting. As a result, we will adjust our depreciation and amortization expense prospectively, beginning in early 2006, to ensure that these assets are fully depreciated upon migration at February 17, 2009.
     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer. In March 2003, the insurer filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from it. On April 30, 2005, we settled our claims against the insurer for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the settlement agreement on May 3, 2005, $1.1 million of which was recorded as an offset against expenses incurred in connection with this litigation (which were included in selling, general and administrative expenses), and the remainder of which was recorded as “insurance recoveries.”
     During the year ended December 31, 2005, we recorded a restructuring charge of $30.9 million in connection with our plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements (see Restructuring above). The charge was composed primarily of costs that we will continue to incur under the remaining terms of contracts that no longer have any economic benefit to us.
     During 2004, we recognized a charge of $4.6 million to reduce certain programming rights to their net realizable value.
     In May 2004 we completed the sale of our television station KPXJ, serving the Shreveport, Louisiana market, for approximately $10.0 million, resulting in a pre-tax gain of approximately $6.1 million.
     Interest expense for the year ended December 31, 2005 increased to $110.7 million from $94.2 million in 2004. The increase is primarily due to an increase in interest rates, higher accretion on our 12 1/4% senior subordinated discount notes and interest on federal and state income taxes in the amount of $3.8 million in connection with our acceptance of a settlement with the IRS as described below.
     Dividends on mandatorily redeemable preferred stock were $69.6 million for the year ended December 31, 2005 compared to $60.6 million for the year ended December 31, 2004, as we continued to pay cumulative dividends on our 14 1/4% Junior Exchangeable preferred stock in the form of additional shares.
     On December 30, 2005 we refinanced substantially all of our $1.1 billion of outstanding indebtedness (see Liquidity and Capital Resources below). This transaction resulted in a charge in 2005 of $54.1 million, which was comprised primarily of early redemption premiums and, to a lesser extent, the write off of unamortized debt issuance costs related to the retired debt. On January 12, 2004, we completed a private offering of $365.0 million of senior secured floating rate notes. The proceeds from the offering were used to repay in full the outstanding indebtedness under our previously existing senior credit facility, which resulted in a $6.3 million charge in 2004 for the write off of the unamortized debt issuance costs associated with the senior credit facility.
     Included in other income, net, for the year ended December 31, 2005 is a $3.4 million gain resulting from the expiration of an agreement that required us to provide advertising to another party, partially offset by accretion expense of $0.7 million related to our restructuring accrual.
     We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a ‘‘like-kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS examined our 1997 tax return and proposed to disallow all of our gain deferral. In addition, the IRS proposed an alternative position that, in the event it is unsuccessful in disallowing all of our gain deferral, would disallow approximately $62.0 million of the $333.0 million gain deferral on the basis that some of the assets were not “like-kind.” We filed a protest to these positions with the IRS appeals division.
     In June 2005, we reached a tentative settlement of this matter that would result in our recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of our radio division in 1997. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, we would not be liable for any federal tax deficiency, but would be liable for state income taxes. We have estimated the amount of state income taxes for which we would be liable as of December 31, 2005 to be approximately $2.8 million. In addition, we would be liable for interest on the tax liability for the period prior to the carry back of our net operating losses and for interest on any state income taxes that may be due. We have estimated the combined amount of federal and state interest as of December 31, 2005 to be $3.8 million. Because we previously established a deferred tax liability at the time of the “like-kind” exchange and because we previously established a valuation allowance against our net operating losses, the use of our losses to offset the additional gain to be recognized results in a $37.2 million reduction of the established valuation allowance. As a result of reaching the tentative settlement with the IRS in June 2005, we concluded that it is more likely than not that our net operating losses, up to the amount of the additional gain to be recognized, will be realized and that it is probable that we will incur additional state income taxes as well as federal and state interest expense. As a result, in 2005 we recognized an income tax benefit in the amount of $34.4 million resulting from the realization of our net operating losses, net of state income taxes. On March 15, 2006 the closing agreement was executed.
     For the year ended December 31, 2005, we recorded a provision for income taxes in the amount of $19.7 million, exclusive of the aforementioned reduction to our deferred tax asset valuation allowance and additional state income taxes. For the year ended December 31, 2004, we recorded a provision for income taxes in the amount of $18.8 million. The provision for income taxes in 2005 reflects an additional $1.2 million provision resulting from a change in the effective state income tax rate used to estimate the expected future state tax consequences of temporary differences between the financial statement and income tax bases of our assets and liabilities, which resulted primarily from the tentative settlement reached with the IRS.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $39.4 million for the year ended December 31, 2005, compared to $57.8 million for the year ended December 31, 2004. The decrease is due to the restructuring of the terms of our Series B preferred stock owned by NBCU (see Liquidity and Capital Resources below).
     Years Ended December 31, 2004 and 2003
     Net revenues increased 2.1% to $276.6 million for the year ended December 31, 2004 versus $270.9 million for the year ended December 31, 2003. This increase was primarily attributable to increased revenues from long form paid programming.
     Programming and broadcast operations expenses were $57.5 million during the year ended December 31, 2004, compared with $53.8 million in 2003. Programming and broadcast operations expenses reflects a $3.0 million reduction in music license fees during the third quarter of 2004 resulting from the conclusion of a dispute and the commencement of a new agreement with a music license organization offset by higher tower rent and utilities costs in connection with our digital television build-out and higher personnel costs. In the fourth quarter of 2004, we recorded an adjustment in the amount of $3.7 million in order to recognize additional lease expense for lease arrangements that provide for escalating payments of which approximately $2.9 million pertained to periods prior to 2004.
     Program rights amortization expense was $53.6 million during the year ended December 31, 2004 compared with $51.1 million in 2003. The increase was primarily attributable to increased amortization associated with new original and syndicated programming in 2004 when compared to 2003.
     Selling, general and administrative expenses were $130.0 million during the year ended December 31, 2004 compared with $124.9 in 2003. The increase was primarily attributable to higher personnel costs and increased advertising spending. During 2004 we received $3.3 million of insurance proceeds pursuant to a property and business interruption insurance claim in connection with the destruction of our antenna, transmitter and other broadcast equipment upon the collapse of the World Trade Center on September 11, 2001. We were in litigation with our former insurance carrier concerning the extent of our property and business interruption coverage. We offset the insurance proceeds we received in 2004 against the legal and other expenses we incurred in connection with this litigation that were reflected in selling, general and administrative expense in 2004. During 2004, we determined that we had not recorded certain state taxes for purchases in jurisdictions in which we have operations, resulting in a charge of $0.8 million which is reflected in selling, general and administrative expenses in 2004. A significant portion of the state taxes recorded pertain to periods prior to 2004. During 2003, we received approximately $2.2 million from NBC to settle a pending dispute regarding digital television signal interference at our television station WPXM, serving the Miami-Fort Lauderdale, Florida market. This settlement was recorded as a reduction of our selling, general and administrative expenses due to the fact that the costs of defending our FCC licenses from signal interference are reflected in selling, general and administrative expenses as these costs are incurred. Also in 2003, we reduced our bad debt reserve by approximately $1.5 million as a result of our shift in 2003 to more prepaid long form advertising. In 2004 and 2003, we recorded a reserve for state taxes in the amount of $0.7 million and $3.1 million, respectively, in connection with a tax liability related to certain states in which we have operations. The amount reserved for 2003 included prior periods.
     In October 2003, we granted options under our 1998 Stock Incentive Plan to purchase a total of 3,598,750 shares of our Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received shares of Class A common stock that were subject to vesting, restrictions on transfer and a risk of forfeiture. The option grants resulted in non-cash stock based compensation expense of approximately $7.1 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively, which is included in selling, general and administrative expenses. In January 2003, we consummated a stock option exchange offer under which we granted to holders who tendered their eligible options in the exchange offer new options to purchase one share of our Class A common stock for each two shares of our Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. The terms of the new options provided for a one business day exercise period. All holders who tendered their eligible options in the exchange offer exercised their new options. Approximately 5.5 million options issued under our stock option plans and 1.8 million additional nonqualified options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $8.6 million related to vested and unvested shares issued upon exercise of the new options was recognized in the year ended December 31, 2003 and the remaining amount was recognized in 2004. In addition, the remaining deferred stock compensation expense associated with the tendered options totaling approximately $2.5 million at December 31, 2002 was recognized using the straight-line method over the vesting period of the modified awards ($2.3 million was recognized in the year ended December 31, 2003 and $0.2 million was recognized in 2004).
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
     Depreciation and amortization expense was $43.7 million during the year ended December 31, 2004 compared with $43.0 million in 2003. During the fourth quarter of 2004, we recorded additional amortization expense of $1.7 million for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or respective lease terms. Approximately $1.6 million pertained to periods prior to 2004. During 2004, we determined that we had not recorded certain state taxes for purchases in jurisdictions in which we have operations, resulting in a charge of $1.4 million and a corresponding increase in property and equipment and accrued liabilities. We recorded a $0.4 million depreciation charge related to the aforementioned increase in property and equipment. A significant portion of the state taxes recorded pertain to periods prior to 2004. In addition, in 2004 we recorded a $0.5 million impairment charge in connection with a purchase option for a television station. During 2003, we determined that we had over-amortized certain cable and satellite distribution rights assets, which resulted in a $6.6 million reduction in amortization expense. The aforementioned 2003 reduction in amortization expense was partially offset by an impairment charge of $5.2 million recorded as depreciation and amortization related to a purchase option for a television station. This impairment existed in periods prior to 2003. In 1998, we began entering into cable distribution agreements for periods generally up to ten years in markets where we do not own a television station. Certain of these cable distribution agreements also provided us with some level of promotional advertising to be run at the discretion of the cable operator, primarily during the first few years to support the launch of the PAX TV network on the cable systems. We had been amortizing these assets on an accelerated basis, which gave effect to the advertising component included in these agreements. The remaining unamortized cost, which was being amortized over seven years, will be amortized over the remaining contractual life of the agreements.
     In May 2004, we completed the sale of our television station KPXJ, serving the Shreveport, Louisiana market, for $10.0 million resulting in a pre-tax gain of approximately $6.1 million.
     Interest expense for the year ended December 31, 2004 increased to $94.2 million from $92.2 million in 2003. The increase was primarily due to higher accretion on our 12 1/4% senior subordinated discount notes. Dividends on mandatorily redeemable preferred stock were $60.6 million compared to $27.5 million in 2003. This increase resulted from the classification of our 14 1/4% Junior Exchangeable preferred stock to a liability beginning July 1, 2003 in accordance with SFAS 150. As a result, the accrual of dividends on our 14 1/4% Junior Exchangeable preferred stock were classified as a non-operating expense item for twelve months in 2004, as opposed to six months in 2003.
     Interest income for the year ended December 31, 2004 decreased to $2.8 million from $3.4 million in 2003. The decrease is primarily due to lower interest income on amounts due from Crown Media.
     On January 12, 2004, we completed a private offering of $365.0 million of senior secured floating rate notes. The proceeds from the offering were used to repay in full the outstanding indebtedness under our previously existing senior credit facility, which resulted in a $6.3 million charge in 2004 for the write off of the unamortized debt issuance costs associated with the senior credit facility.
Liquidity and Capital Resources
     Our primary capital requirements are to fund debt service payments, capital expenditures for our television properties and programming rights payments. Our primary source of liquidity is our cash on hand. As of December 31, 2005, we had $90.9 million in cash and cash equivalents and had working capital, exclusive of preferred stock that is required to be redeemed in 2006 (see discussion below), of approximately $46.8 million. We believe that our cash on hand and cash we expect to generate from future operations will provide the liquidity necessary to meet our obligations and financial commitments through the next twelve months. In addition, beginning in the second half of 2006, we have the ability to service a portion of our debt through in-kind payments in lieu of cash.
     On December 30, 2005, we refinanced all of our outstanding senior secured and senior subordinated debt by borrowing $325 million of new term loans and issuing $400 million of first lien senior secured floating rate notes and $405 million of second lien senior secured floating rate notes. The term loans and the first lien notes bear interest at a rate of three-month LIBOR plus 3.25%, and mature on January 15, 2012. The second lien notes bear interest at a rate of three-month LIBOR plus 6.25% and mature on January 15, 2013. All three tranches require quarterly interest payments in January, April, July and October of each year, with the first interest payment date being April 17, 2006. For any interest period commencing on or after April 17, 2006 and prior to January 15, 2010, we have the option to pay interest on the second lien notes either (i) entirely in cash or (ii) in kind through the issuance of additional second lien notes or by increasing the principal amount of the outstanding second lien notes. If we elect to pay interest in kind on the second lien notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%.
     On February 22, 2006, we entered into two floating to fixed interest rate swap arrangements which fixed the interest rates through maturity on all of this indebtedness at 8.355% for the term loans and first lien notes and 11.36% for the second lien notes (assuming interest thereon is paid in cash).Thus our cash interest obligations with respect to the term loans and the first and second lien notes during 2006 (assuming we elect to pay cash interest on the second lien notes) will be $31.0 million on April 17 and $26.9 million on each of July 17 and October 16.
     We used the net proceeds of $1.1 billion from the issuance of these new debt securities to retire our previously outstanding indebtedness, including the payment of $41.7 million of early redemption premiums.
     The term loan facility and the indentures governing our first lien notes and second lien notes contain covenants which, among other things, limit our and our subsidiaries’ ability to incur more debt, pay dividends on or redeem our outstanding capital stock, make certain investments, enter into transactions with affiliates, create additional liens on our assets, sell assets and merge with any other person or transfer substantially all of our assets. Subject to limitations, we may incur up to $600 million of additional subordinated debt, which we may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. We will be required to make an offer to purchase the outstanding notes and repay the term loans with the proceeds of any sale of our stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other asset sales that we do not reinvest in our business. We will be required to make an offer to purchase a portion of the outstanding notes and repay a portion of the outstanding term loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of our television stations to the aggregate outstanding principal amount of the term loans and the notes (excluding any second lien notes we may issue in payment of interest on the second lien notes) is less than 1.5 to 1.0. The holders of the outstanding notes and the lenders of the term loans have the right to require us to repurchase these obligations following the occurrence of certain changes in the control of our company.
     Events of default under the notes and the term loans include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the entry of a monetary judgment against us in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after we receive notice of default from the indenture trustee or holders of at least 25% of the outstanding debt, and the occurrence of certain bankruptcy events.
     None of our outstanding shares of preferred stock currently require us to pay cash dividends. We are required to redeem our 14 1/4% Junior Exchangeable preferred stock and 9 3/4% Series A convertible preferred stock by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities at their mandatory redemption dates are expected to be $609.9 million and $171.0 million, respectively, assuming we make no payments in respect of these securities prior to these dates. We presently do not have the financial resources to redeem these securities, and we do not anticipate that we will have sufficient resources to do so at their scheduled redemption dates. The terms of our outstanding debt limit the amount of these securities that we are permitted to redeem. If we do not redeem these series of preferred stock by their scheduled mandatory redemption dates, the holders of each series will have the right, each voting separately and as one class, to elect two additional members to our board of directors. In order to redeem the 14 1/4% junior exchangeable preferred stock and the 9 3/4% Series A convertible preferred stock, or if our financial results are not as anticipated, we may be required to seek to sell assets, raise additional funds through the offering of additional debt and equity securities or refinance or restructure the terms of our debt and preferred stock in order to ensure our ability to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets, raising additional funds or otherwise completing a refinancing transaction to meet our liquidity needs.
     As part of the transactions that we entered into with NBCU on November 7, 2005 and the settlement between NBCU and us, we issued to NBCU an additional 18,857 shares of Series B preferred stock in full satisfaction of our obligations for accrued and unpaid dividends on the Series B preferred stock through September 30, 2005, thus reducing the carrying value of our Series B preferred stock held by NBCU from $703.6 million to $603.6 million effective October 1, 2005. In addition, the dividend rate on the Series B preferred stock was reduced to 11% effective October 1, 2005, and the mandatory redemption date for the Series B preferred stock was extended from September 2009 to December 2013.
     During 2005, we adopted a plan to phase out our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers (see Restructuring above). We are subject to a contract under which, as a result of the restructuring, we no longer receive any economic benefit that requires us to pay approximately $1.0 million per month through August of 2007.

     On October 14, 2005, we adopted an executive retention bonus plan, under which select senior executives may become entitled to receive additional cash compensation if the participant remains employed by us. The total anticipated cost of the plan, assuming all participants earn their maximum potential compensation under the plan, is approximately $4.9 million, of which approximately $0.9 million was paid in late 2005 and the remainder is to be paid on various dates during 2006.
     On November 6, 2005, Mr. Paxson resigned as our Chairman of the Board and director, and on November 7, 2005 he entered into a consulting and noncompetition agreement with us and NBCU, pursuant to which he has agreed, for a period commencing on November 7, 2005 and continuing until five years after the later of the closing of the acquisition of the shares of our common stock held by his affiliates through exercise of NBCU’s call right or the closing of our purchase of these shares, should NBCU’s call right not be exercised, to provide certain consulting services to us and to refrain from engaging in certain activities in competition with us. We paid Mr. Paxson $250,000 on signing in respect of the first year’s consulting services, and are obligated to pay Mr. Paxson $750,000 six months and one day after the November 7, 2005 in respect of Mr. Paxson’s agreement to refrain from engaging in certain competitive activities, and four additional annual payments of $1,000,000 each on the anniversary of November 7, 2005, which are to be allocated between consulting services and the non-compete agreement in the same ratio.
     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer. In March 2003, the insurer filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from it. On April 30, 2005, we settled our claims against the insurer for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the aforementioned settlement on May 3, 2005, which is reflected in operating income during the year ended December 31, 2005.
     Cash provided by (used in) operating activities was approximately $3.0 million, $(9.7) million and $32.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts reflect cash generated or used in connection with the operation of our television network, including the related programming rights payments and interest payments on our debt. The increase for the year ended December 31, 2005 is mainly due to reduced programming payments in the amount of $22.1 million in 2005 and the $16.8 million received from the settlement of an insurance claim as previously discussed, partially offset by a $21.2 million increase in cash interest payments and a $4.0 million decrease in cash received under a program sublicense agreement.
     Cash provided (used in) by investing activities was approximately $8.8 million, $(23.6) million and $60.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts include proceeds from the sale of broadcast assets, capital expenditures, purchases or additions to other long-lived assets and short-term investments. In 2004, we pre-funded $24.6 million of outstanding letters of credit to support our obligation to pay for certain original programming. These obligations were settled and the deposits were refunded in 2005. Also during 2005, we deposited $2.4 million as collateral for an irrevocable letter of credit in connection with our contingent obligation to purchase some of the shares of common stock held by an affiliate of Mr. Paxson, paid $2.1 million as a purchase price adjustment in connection with the prior acquisition of a television station and paid $2.0 million in connection with the amendment to the master agreement that we entered into with The Christian Network, Inc., or CNI, in September 1999. In May 2004, we received $10.0 million in proceeds from the sale of our television station KPXJ, serving the Shreveport, Louisiana market.
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
     Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $15.3 million in 2005, $15.8 million in 2004 and $26.7 million in 2003. The FCC has mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC which have been granted with limited exceptions. We currently own or operate 52 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received a construction permit from the FCC and will be completing the build-out on one station during 2006, we are awaiting construction permits from the FCC with respect to six of our television stations and one of our television stations has not received a digital channel allocation and therefore will not be converted until the end of the digital transition. We expect our total capital expenditures in 2006 will be approximately $15.0 million, including approximately $7.0 million to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. We expect to fund these expenditures from cash on hand and cash from operations.

     Cash (used in) provided by financing activities was $(3.0) million, $18.3 million and $(22.5) million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts include the proceeds from borrowings, principal repayments and payment of loan origination costs. Also included are payments of employee withholding taxes on option exercises in connection with the January 2003 stock option exchange offer. We received $2.5 million from the issuance of additional preferred stock in 2005, and paid $5.1 million in transaction expenses in connection with the amendments to our agreements with NBCU and the restructuring of the terms of our Series B preferred stock. The net cash provided by financing activities in 2004 was due to the refinancing of our senior credit facility with a $365 million issuance of senior secured notes.
Contractual Obligations and Commitments
     As of December 31, 2005, we were obligated under the terms of our outstanding debt, programming contracts, cable distribution agreements, operating lease agreements and employment agreements to make future payments as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Term loans and senior secured notes	$70	$80	$86	$95	45	$1,130,000	$1,130,376
Obligations for program rights and program rights commitments	3,598	—	—	—	—	—	3,598
Obligations to CBS	7,664	—	—	—	—	—	7,664
Obligations for cable distribution rights	2,549	—	—	—	—	—	2,549
Other contractual obligations	2,706	1,000	1,000	1,000	—	—	5,706
Operating leases and employment agreements	26,370	20,530	16,866	12,979	12,866	95,550	185,161

Total	$42,957	$21,610	$17,952	$14,074	$12,911	$1,225,550	$1,335,054

     For a majority of the employment agreements (with aggregate annual commitments amounting to $5.0 million) with our senior executives and managers, we may, under certain circumstances, also be required to make separation payments to these employees for periods ranging from six months to two years of salary continuation. In addition, the employment agreements with our Chief Executive Officer and Chief Operating Officer may, under certain circumstances, require separation payments aggregating to $10.7 million over a period of two to four years.
     The following table presents the redemption value of the three classes of our preferred stock outstanding should we elect to redeem the preferred stock on December 31 of the indicated year, assuming no dividends are paid in cash prior to redemption (in thousands):

	Junior Exchangeable	Convertible	Series B Convertible
	Preferred Stock	Preferred	Preferred Stock
	141/4%(1)	Stock 93/4%(2)	11%(3)
2006	$609,879	$171,029	$689,376
2007	—	—	756,044
2008	—	—	822,712
2009	—	—	889,379
2010			956,047

(1)	Mandatorily redeemable on November 15, 2006

(2)	Mandatorily redeemable on December 31, 2006

(3)	Mandatorily redeemable on December 31, 2013
     On August 1, 2002, we entered into agreements with a subsidiary of CBS Broadcasting, Inc. and Crown Media United States, LLC to sublicense our rights to broadcast the television series Touched By An Angel, or Touched, to Crown Media for exclusive exhibition on the Hallmark Channel. Under the terms of the agreement with Crown Media, we are to receive approximately $47.4 million from Crown Media, $38.6 million of which was paid over a three-year period that commenced in August 2002 and the remaining $8.8 million, for the 2002/2003 season, is being paid over a three-year period that commenced in August 2003.
     Under the terms of our agreement with CBS, we remain obligated to CBS for amounts due under our pre-existing license agreement, less estimated programming cost savings of approximately $15.0 million. As of December 31, 2005, amounts due or committed to CBS totaled approximately $7.7 million. The transaction resulted in a gain of approximately $4.0 million, which we recognized over the three year period that commenced in August 2002.
     As of December 31, 2005, the maximum amount of loss due to credit risk that we would sustain if Crown Media failed to perform under the agreement totaled approximately $1.7 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, we have the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the agreement, we could regain our exclusive rights to broadcast Touched pursuant to our existing licensing agreement with CBS.
     Our obligations to CBS for Touched will be partially funded through the sub-license fees from Crown Media. As of December 31, 2005, our obligation to CBS and our receivable from Crown Media related to Touched are as follows (in thousands):

		Amounts Due
	Obligations to	from
	CBS	Crown Media	Net Amount
2006	$7,664	$(1,711)	$5,953

Amount representing interest	—	56	56

	$7,664	$(1,655)	$6,009

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
New Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. We do not believe this standard will have a material effect on our financial position or results of operations.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that (1) a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so, and (2) correction of errors in previously issued financial statements be termed a “restatement.” SFAS No. 154 also carries forward the provisions of APB No. 20 providing that changes in accounting estimates are not to be applied retrospectively but in the current period and prospectively only. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143 (“FIN 47”), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 provides that an asset retirement obligation is conditional when either the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be considered in the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have any effect on our financial condition, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, as allowed under SFAS No. 123, is no longer permitted. We expect the adoption of SFAS No. 123R will have a significant effect on our results of operations. As announced, the Securities and Exchange Commission will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005 as originally required by SFAS No. 123R.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk exposure as of December 31, 2005 was changing interest rates and specifically changes in LIBOR, resulting from our issuance of floating rate debt under which we pay interest at the prevailing LIBOR plus an agreed margin, as increases in

LIBOR would increase our cash interest obligations. On December 30, 2005 we refinanced substantially all of our outstanding debt with $1.13 billion of floating rate debt (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources). We have used interest rate swaps to manage our interest rate exposures, based upon market conditions. We do not use derivative financial instruments or other market risk sensitive instruments for trading or speculative purposes. In February 2006 we entered into two floating to fixed interest rate swap arrangements for a notional principal amount of $1.13 billion for a period through the maturity dates of our outstanding floating rate debt. Under the terms of these arrangements, we are required to pay a fixed interest rate of 8.355% on a notional principal amount of $725 million while receiving a variable interest rate of three month LIBOR plus 3.25% (which is the interest rate we are required to pay to the holders of our first lien notes and term loans), and are required to pay a fixed interest rate of 11.36% on a notional principal amount of $405 million while receiving a variable interest rate equal to three month LIBOR plus 6.25% (which is the interest rate we are required to pay to the holders of our second lien notes, assuming we elect to pay interest on these obligations in cash). These interest rate swaps effectively fixed the interest rates on our $1.13 billion of floating rate debt. As a result, changes in LIBOR will no longer result in changes to our aggregate debt service requirements. We monitor the credit ratings of our swap counterparties and believe that the credit risk related to our interest rate swap agreements is minimal.
     At December 31, 2004 we had $365.0 million of floating rate indebtedness outstanding under our senior secured floating rate notes, for which we were subject to risk from rising interest rates.
Item 8. Financial Statements and Supplementary Financial Data
     The response to this item is submitted in a separate section of this report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     On May 25, 2005, Ernst & Young LLP (“E&Y”), resigned as our independent registered public accounting firm. During each of the fiscal years ended December 31, 2003 and December 31, 2004 and the subsequent interim period from January 1, 2005 through our receipt of the notification from E&Y on May 25, 2005: (i) there were no disagreements between us and E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreement in connection with its reports; and (ii) except as set forth in the next paragraph, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K). In addition, E&Y’s reports on our financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles except for the inclusion of an explanatory paragraph in the report issued for the year ended December 31, 2003 relating to the change in our method of accounting for mandatorily redeemable preferred stock.
     In Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, Management’s Report on the Internal Control over Financial Reporting stated, and E&Y’s report on internal controls reiterated, that because of the material weakness disclosed in those reports over our controls with respect to accounting for leases, our internal control over financial reporting was not effective as of December 31, 2004. Further, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, our management concluded that we had a material weakness in our internal control over financial reporting relating to the analysis, documentation, and application of appropriate accounting principles for certain significant transactions consummated between 1997 and 2000.
     On July 1, 2005, the Audit Committee of our Board of Directors engaged Rachlin Cohen & Holtz, LLP (“RCH”) to serve as our independent registered certified public accountants with respect to the fiscal year ending December 31, 2005. During the two most recent fiscal years and the subsequent period prior to our engagement of RCH, we did not consult with RCH regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Based upon our evaluation, and the identification of the material weakness in internal control over financial reporting described below, our management concluded that as of December 31, 2005, our disclosure controls and procedures were not effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the course of conducting this evaluation, we determined that we had a material weakness as of December 31, 2005 relating to our internal controls over our compliance with federal income tax withholding requirements. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.
     During the fourth quarter of 2005, we determined that we had failed, over a period of several years, to withhold the proper amounts in respect of federal income taxes from salary and bonus payments to certain members of our senior management, including our former chairman and chief executive officer. We did not obtain the documentation required by IRS rules to support our withholding calculations for these employees. We promptly implemented corrective measures and remitted to the IRS all required payroll taxes and withholding amounts for fiscal 2005, which amounts were reimbursed to us by the affected employees. With respect to prior years, all affected employees have provided us with affidavits that they have properly reported on their personal tax returns all compensation we paid to them for such periods and have paid all taxes due. Therefore, we have not recorded any amount on our financial statements in respect of this matter as we do not believe that we have a material liability arising from our noncompliance with federal tax withholding requirements. Because of the qualitative significance of our findings, however, we have concluded that we had a material weakness in our control environment. We are taking steps, including additional training of relevant personnel, that are designed to assure that we fully comply with federal tax withholding rules in all future periods.
     Because of the material weakness described above, our internal control over financial reporting was not effective as of December 31, 2005.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Rachlin Cohen & Holtz, LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K under the heading, Report of Independent Registered Certified Public Accountants.

Changes in Internal Control over Financial Reporting
     Other than correcting the material weakness identified above there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Information required by this item regarding directors and officers is incorporated by reference from our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.
Item 11. Executive Compensation
Information required by this item is incorporated by reference from our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference from our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.
Item 13. Certain Relationships and Related Transactions
     Information required by this item is incorporated by reference from our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference from our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed on or before April 30, 2006.
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
     3. For Exhibits see Item 15(b), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.27, 10.157, 10.208.4, 10.225, 10.228, 10.231, 10.231.1, 10.231.2, 10.231.3, 10.232, 10.232.1, 10.233, 10.235, 10.236, 10.238, 10.243 and 10.243.1 of Item 15(b) below.

     (b) List of Exhibits:

Exhibit
Number		Description of Exhibits
3.1.1	—	Certificate of Incorporation of the Company(2)

3.1.6	—	Certificate of Designation of the Company’s 9 3/4% Series A Convertible Preferred Stock (5)

3.1.7	—	Certificate of Designation of the Company’s 14 1/4% Cumulative Junior Exchangeable Preferred Stock (5)

3.1.8	—	Second Amended and Restated Certificate of Designation of the Company’s 11% Series B Convertible Exchangeable Preferred Stock, filed March 7, 2006 with the State of Delaware (21)

3.1.9	—	Certificate of Amendment to the Certificate of Incorporation of the Company (7)

3.2	—	Amended and Restated Bylaws of the Company (effective November 6, 2005) (16)

4.4	—	Amended and Restated Investment Agreement, dated as of November 7, 2005, by and between the Company and NBC Universal, Inc. (16)

4.4.1	—	Amended and Restated Stockholder Agreement, dated as of November 7, 2005, among the Company, NBC Universal, Inc., Lowell W. Paxson, Second Crystal Diamond Limited Partnership and Paxson Enterprises, Inc. (16)

4.4.2	—	Master Transaction Agreement, dated as of November 7, 2005, among the Company, NBC Universal, Inc., certain subsidiaries of NBC Universal, Inc., the Paxson Stockholders and Paxson Management Corporation (16)

4.4.3	—	Form of Indenture with respect to the Company’s 8% Exchange Debentures due 2009 (6)

4.4.4	—	Registration Rights Agreement, dated September 15, 1999, between the Company and National Broadcasting Company, Inc. (6)

4.4.5	—	Registration Rights Agreement Letter Amendment, dated November 7, 2005, between the Company and NBC Universal, Inc. (16)

4.6	—	Indenture, dated as of June 10, 1998, by and between the Company, the Guarantors named therein and the Bank of New York, as Trustee, with respect to the 13 1/4% Exchange Debentures due 2006 (5)

4.7	—	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (18)

4.7.1	—	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012

4.8	—	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (18)

4.8.1	—	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013

4.9	—	Term Loan Agreement, dated December 30, 2005, among the Company, the subsidiary guarantors named therein, the Lenders named therein, Citicorp North America, Inc., as administrative agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Goldman Sachs Credit Partners L.P., and CIBC World Markets Corp., as joint bookrunners (18)

4.9.1	—	First Amendment to Term Loan Agreement, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and Citicorp North America, Inc., as Administrative Agent

4.10	—	Pledge and Security Agreement, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, The Bank of New York Trust Company, NA, as collateral agent for the Secured Parties, as First Priority Trustee and as Second Priority Trustee, and Citicorp North America, Inc., as First Priority Administrative Agent (18)

10.27	—	Paxson Communications Corp. Profit Sharing Plan (1)

10.157	—	Paxson Communications Corporation 1996 Stock Incentive Plan (3)

10.186	—	Option Agreement, dated November 14, 1997, by and between the Company and Flinn Broadcasting Corporation for Television station WCCL-TV, New Orleans, Louisiana (4)

10.187	—	Option Agreement, dated November 14, 1997, by and between the Company and Flinn Broadcasting Corporation for Television station WFBI-TV, Memphis, Tennessee (4)

10.208.4	—	Letter agreement setting forth terms of resignation of Lowell W. Paxson, dated November 7, 2005 (16)

10.225	—	Employment Agreement, dated as of November 7, 2005, between Dean M. Goodman and the Company (16)

10.228	—	Paxson Communications Corporation 1998 Stock Incentive Plan, as amended (7)

10.231	—	Amended and Restated Employment Agreement, by and between the Company and Richard Garcia, effective as of January 1, 2004 (9)

Exhibit
Number		Description of Exhibits
10.231.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Richard Garcia (13)

10.231.2	—	Amendment to Employment Agreement, dated March 15, 2005, between the Company and Richard Garcia (12)

10.231.3	—	Amendment to Employment Agreement, dated January 23, 2006, between the Company and Richard Garcia (19)

10.232	—	Employment Agreement, dated as of January 1, 2004, as amended effective January 1, 2005, by and between the Company and Adam K. Weinstein (10)

10.232.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Adam K. Weinstein (13)

10.233	—	Form of Indemnification Agreement by and between the Company and members of the Board of Directors of the Company (11)

10.234.1	—	Master Agreement for Overnight Programming, Use of Digital Capacity and Public Interest Programming, dated as of September 10, 1999, between the Company and The Christian Network, Inc. (15)

10.234.2	—	First Amendment to Master Agreement, dated as of June 13, 2005, between the Company and The Christian Network, Inc. (14)

10.234.3	—	Letter Agreement, dated June 13, 2005, between the Company and The Christian Network, Inc. (14)

10.235	—	Paxson Consulting and Noncompetition Agreement, dated as of November 7, 2005, among Lowell W. Paxson, the Company and NBC Universal, Inc. (16)

10.236	—	Employment Agreement, dated as of November 7. 2005, between R. Brandon Burgess and the Company (16)

10.237	—	Settlement Agreement, dated November 7, 2005, between the Company and NBC Universal, Inc. (16)

10.238	—	PMC Management and Proxy Agreement, dated as of November 7, 2005, among the Company, Paxson Management Corporation and, for certain limited purposes, Lowell W. Paxson (16)

10.239	—	Purchase Agreement, dated December 19, 2005, among the Company, each of the Company’s direct or indirect domestic subsidiaries parties thereto and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and Goldman, Sachs & Co., as representatives of the initial purchasers (17)

10.240	—	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (incorporated by reference to Exhibit 4.7)

10.241	—	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.8)

10.242	—	Term Loan Agreement, dated December 30, 2005, among the Company, the subsidiary guarantors named therein, the Lenders named therein, Citicorp North America, Inc., as administrative agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Goldman Sachs Credit Partners L.P., and CIBC World Markets Corp., as joint bookrunners (incorporated by reference to Exhibit 4.9)

10.243	—	Employment Agreement, dated as of January 1, 2004, by and between the Company and Stephen P. Appel

10.243.1	—	Amendment to Employment Agreement, dated January 23, 2006, between the Company and Stephen P. Appel

10.244	—	Company Stock Purchase Agreement, dated as of November 7, 2005, among Lowell W. Paxson, Second Crystal Diamond Limited Partnership, Paxson Enterprises, Inc. and the Company (16)

10.245	—	ISDA Master Agreement, dated as of February 22, 2006, among the Company, each of its subsidiaries listed in Annex A to the schedule thereto, and UBS AG, as supplemented and amended by the Schedule and the Confirmations thereto, each dated as of February 22, 2006 (20)

10.246	—	ISDA Master Agreement, dated as of February 22, 2006, among the Company, each of its subsidiaries listed in Annex A to the schedule thereto, and Goldman Sachs Capital Markets, L.P., as supplemented and amended by the Schedule and the Confirmations thereto, each dated as of February 22, 2006 (20)

14.1	—	Code of Ethics and Business Conduct (8)

21	—	Subsidiaries of the Company

23.1	—	Consent of Rachlin Cohen & Holtz, LLP

23.2	—	Consent of Ernst & Young LLP

31.1	—	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	—	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	—	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416, and incorporated herein by reference.

(2)	Filed with the Company’s Annual Report on Form 10-K, dated March 31, 1995 (Commission File No. 1-13452), and incorporated herein by reference.

(3)	Filed with the Company’s Registration Statement on Form S-8, filed January 22, 1997, Registration No. 333-20163, and incorporated herein by reference.

(4)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 1997 (Commission File No. 1-13452), and incorporated herein by reference.

(5)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(6)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 24, 1999 (Commission File No. 1-13452), and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(8)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2003, and incorporated herein by reference.

(9)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2004, and incorporated herein by reference.

(10)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005, and incorporated herein by reference.

(11)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on February 28, 2005, and incorporated herein by reference.

(12)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 18, 2005, and incorporated herein by reference.

(13)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2004, and incorporated herein by reference.

(14)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 17, 2005, and incorporated herein by reference.

(15)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2005, and incorporated herein by reference.

(16)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 7, 2005, and incorporated herein by reference.

(17)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 21, 2005, and incorporated herein by reference.

(18)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 6, 2006, and incorporated herein by reference.

(19)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006, and incorporated herein by reference.

(20)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference.

(21)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 16, 2006, and incorporated herein by reference.
     (c) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page F-1 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PAXSON COMMUNICATIONS CORPORATION

By:	/s/ R. BRANDON BURGESS
R. Brandon Burgess Chief Executive Officer (Principal Executive Officer)
Date: March 22, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ R. BRANDON BURGESS	Chief Executive Officer and Director	March 22, 2006

R. Brandon Burgess	(Principal Executive Officer)

/s/ W. LAWRENCE PATRICK	Chairman of the Board of Directors	March 22, 2006

W. Lawrence Patrick

/s/ DEAN M. GOODMAN	President, Chief Operating Officer and Director	March 22, 2006

/s/ RICHARD GARCIA	Senior Vice President and	March 22, 2006

Richard Garcia	Chief Financial Officer (Principal Financial Officer)

/s/ TAMMY G. HEDGE	Vice President, Chief Accounting Officer and	March 22, 2006

Tammy G. Hedge	Corporate Controller
(Principal Accounting Officer)

/s/ RAYMOND S. RAJEWSKI	Director	March 22, 2006

Raymond S. Rajewski

/s/ HENRY J. BRANDON, III	Director	March 22, 2006

Henry J. Brandon, III

PAXSON COMMUNICATIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Paxson Communications Corporation
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Paxson Communications Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness related to the Company’s failure to withhold the proper amounts with respect to federal income taxes from salary and bonus payments to certain members of senior management, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Paxson Communication Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. During the fourth quarter of 2005, the Company determined that it had failed, over a period of several years, to withhold the proper amounts with respect to federal income taxes from salary and bonus payments to certain members of senior management, including the former chairman and chief executive officer. The Company believes it promptly implemented corrective measures and remitted to the IRS all required payroll taxes and withholding amounts for fiscal 2005, which amounts were reimbursed by the affected employees. The Company does not believe that a material liability exists from its noncompliance with federal tax withholding requirements. Because of the qualitative significance of the findings, however, management has concluded that the Company had a material weakness in its control environment. The Company is taking steps, including additional training of relevant personnel that are designed to assure full compliance with federal tax withholding rules in all future periods. Because of the material weakness described above, internal control over financial reporting was not effective at December 31, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2005 consolidated financial statements of Paxson Communications Corporation. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements and this report does not affect our report dated March 17, 2006, which expressed an unqualified opinion on those financial statements.
In our opinion, management’s assessment that Paxson Communications Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Paxson Communications Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management statements referring to remediation steps taken after December 31, 2005 relative to the aforementioned material weakness in internal control over financial reporting.
/s/ RACHLIN COHEN & HOLTZ LLP
West Palm Beach, Florida
March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Paxson Communications Corporation
We have audited the accompanying consolidated balance sheet of Paxson Communications Corporation as of December 31, 2005, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2005. Our audit also includes the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paxson Communications Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Paxson Communications Corporation’s internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2006 expressed an unqualified opinion on managements’ assessment of , and an adverse opinion on the effective operation of, internal control over financial reporting.
As further discussed in Note 12, the Company is required to redeem the 14.25% Junior Exchangeable Preferred Stock and the 9.75% Convertible Preferred Stock by November 15, 2006 and December 31, 2006 respectively, for a total of approximately $781 million.
/s/ RACHLIN COHEN & HOLTZ LLP
West Palm Beach, Florida
March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Paxson Communications Corporation
     We have audited the accompanying consolidated balance sheet of Paxson Communications Corporation as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paxson Communications Corporation at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP Certified Public Accountants
West Palm Beach, Florida
March 29, 2005

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$90,893	$82,047
Short-term investments	—	5,993
Accounts receivable, net of allowance for doubtful accounts of $397 and $648, respectively	17,510	24,961
Program rights	18,630	38,853
Amounts due from Crown Media	1,655	9,885
Deposits for programming letters of credit	—	24,603
Prepaid expenses and other current assets	3,685	3,119

Total current assets	132,373	189,461
Property and equipment, net	93,080	103,526
Intangible assets:
FCC license intangible assets	845,592	843,462
Other intangible assets, net	36,099	40,448
Program rights, net of current portion	7,486	19,581
Amounts due from Crown Media, net of current portion	—	1,655
Investments in broadcast properties	2,103	2,205
Assets held for sale	2,227	2,556
Other assets, net	27,296	21,411

Total assets	$1,146,256	$1,224,305

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$40,140	$40,500
Accrued interest	6,321	16,073
Accrued restructuring charges	14,807	—
Current portion of obligations for program rights	3,398	18,436
Current portion of obligations to CBS	7,664	17,726
Current portion of obligations for cable distribution rights	2,549	2,896
Mandatorily redeemable preferred stock	540,916	—
Deferred revenue	10,616	16,344
Current portion of notes payable	70	64

Total current liabilities	626,481	112,039
Accrued restructuring charges, net of current portion	7,240	—
Obligations for program rights, net of current portion	—	1,703
Obligations to CBS, net of current portion	—	9,191
Deferred revenue, net of current portion	12,231	6,898
Deferred income taxes	177,200	194,706
Term loans and notes payable, net of current portion	1,122,213	1,004,029
Mandatorily redeemable preferred stock	—	471,355
Other long-term liabilities	15,055	10,980

Total liabilities	1,960,420	1,810,901

Mandatorily redeemable and convertible preferred stock	777,521	740,745

Contingent common stock purchase obligation — Class B common stock	2,410	—

Commitments and contingencies (See Notes to Consolidated Financial Statements)

Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 64,910,506 and 60,545,269 shares issued and outstanding	65	61
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 77,500,000 shares authorized, no shares issued and outstanding	—	—
Common stock warrants and call option	—	66,663
Additional paid in capital	617,873	542,138
Deferred stock-based compensation	(11,486)	(10,687)
Accumulated deficit	(2,200,555)	(1,925,524)

Total stockholders’ deficit	(1,594,095)	(1,327,341)

Total liabilities, mandatorily redeemable and convertible preferred stock, contingent common stock purchase obligation and stockholders’ deficit	$1,146,256	$1,224,305

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands except share and per share data)
NET REVENUES (net of agency commissions of $42,508, $46,565 and $46,067, respectively)	$254,176	$276,630	$270,939

EXPENSES:
Programming and broadcast operations (excluding depreciation and amortization shown separately below and including stock-based compensation of $1,029, $1,012 and $1,872, respectively)	56,899	57,484	53,826
Program rights amortization	61,091	53,616	51,082
Selling, general and administrative (excluding depreciation and amortization shown separately below and including stock-based compensation of $8,559, $7,489 and $10,894, respectively)	98,144	130,015	124,925
Depreciation and amortization	38,793	43,664	42,983
Insurance recoveries	(15,652)	—	—
Time brokerage and affiliation fees	4,580	4,466	4,403
Adjustment of programming to net realizable value	—	4,645	1,066
Restructuring charges (credits), including stock-based compensation of $1,120 in 2005	30,906	(5)	48

Total operating expenses	274,761	293,885	278,333
(Loss) gain on disposal of broadcast and other assets, net	(1,565)	4,836	51,589

Operating (loss) income	(22,150)	(12,419)	44,195
OTHER INCOME (EXPENSE):
Interest expense	(110,716)	(94,192)	(92,202)
Dividends on mandatorily redeemable preferred stock	(69,561)	(60,616)	(27,539)
Interest income	2,761	2,811	3,440
Other income, net	2,763	—	341
Loss on extinguishment of debt	(54,127)	(6,286)	—
Gain on modification of program rights obligations	864	1,481	2,103

Loss before income taxes	(250,166)	(169,221)	(69,662)
Income tax benefit (provision)	14,657	(18,751)	(6,551)

Net loss before minority interest	(235,509)	(187,972)	(76,213)
Minority interest	(161)	—	—

Net loss	(235,670)	(187,972)	(76,213)
Dividends and accretion on redeemable and convertible preferred stock	(39,361)	(57,763)	(70,104)

Net loss attributable to common stockholders	$(275,031)	$(245,735)	$(146,317)

Basic and diluted loss per common share	$(3.94)	$(3.61)	$(2.14)

Weighted average shares outstanding	69,747,411	68,139,205	68,389,640

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Common
			Stock	Stock		Deferred		Accumulated
			Warrants	Subscription	Additional	Stock-		Other	Total
	Common Stock		and Call	Notes	Paid-In	Based	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Class A	Class B	Option	Receivable	Capital	Compensation	Deficit	Loss	Deficit	Loss
						(In thousands)
Balance at January 1, 2003	$57	$8	$68,384	$(747)	$513,109	$(2,460)	$(1,533,472)	$(3,146)	$(958,267)
Net loss							(76,213)		(76,213)	$(76,213)
Unrealized gain on interest rate swap								3,146	3,146	3,146

Deferred stock option compensation					27,314	(27,314)			—	$(73,067)

Stock-based compensation						12,607			12,607
Stock options exercised	6				568				574
Expiration of common stock warrants			(1,721)		1,721				—
Payment of employee withholding taxes on exercise of common stock options					(2,335)				(2,335)
Reduction of stock subscription notes receivable				747					747
Dividends and accretion on redeemable and convertible preferred stock							(70,104)		(70,104)

Balance at December 31, 2003	63	8	66,663	—	540,377	(17,167)	(1,679,789)	—	(1,089,845)
Net loss							(187,972)		(187,972)
Deferred stock option compensation					1,756	(1,756)			—
Stock-based compensation						8,236			8,236
Restricted stock exchanged for options	(3)				3				—
Stock options exercised	1				2				3
Dividends and accretion on redeemable and convertible preferred stock							(57,763)		(57,763)

Balance at December 31, 2004	61	8	66,663	—	542,138	(10,687)	(1,925,524)	—	(1,327,341)
Stock-based compensation	—					10,666			10,666
Deferred stock-based compensation, net of forfeitures	—				11,465	(11,465)			—
Stock options exercised for unvested shares	2				(11)				(9)
Stock options exercised	2				28				30
Canellation of common stock warrants			(66,663)		66,663				—
Contingent common stock purchase obligation					(2,410)				(2,410)
Dividends and accretion on redeemable and convertible preferred stock							(39,361)		(39,361)
Net loss	—						(235,670)		(235,670)

Balance at December 31, 2005	$65	$8	$—	$—	$617,873	$(11,486)	$(2,200,555)	$—	$(1,594,095)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(235,670)	$(187,972)	$(76,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,793	43,664	42,983
Stock-based compensation	9,588	8,501	12,766
Loss on extinguishment of debt	54,127	6,286	—
Non-cash restructuring charges	1,823	(5)	48
Program rights amortization	61,091	53,616	51,082
Adjustment of programming to net realizable value	—	4,645	1,066
Payments for cable distribution rights	(368)	(123)	(4,347)
Non-cash barter revenue	54	(129)	(66)
Program rights payments and deposits	(45,568)	(67,682)	(34,239)
Provision for doubtful accounts	(27)	155	(418)
Deferred income tax (benefit) provision	(17,506)	19,425	6,670
Reserve on stock subscription notes receivable	—	(407)	(240)
Loss (gain) on sale or disposal of broadcast and other assets, net	1,565	(4,836)	(51,589)
Equity in income of unconsolidated investment	—	—	(80)
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	69,561	60,616	27,539
Amortization of debt discount	55,227	49,172	43,660
Gain on modification of program rights obligations	(864)	(1,481)	(2,103)
(Increase) decrease in operating assets:
Accounts receivable	7,445	(1,834)	9,697
Amounts due from Crown Media	9,885	13,883	4,404
Prepaid expenses and other current assets	(640)	975	(1,450)
Other assets	3,789	6,514	5,931
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(5,535)	4,963	5,210
Accrued restructuring charges	21,344	—	—
Deferred revenue	3,074	—	—
Accrued interest	(9,752)	1,198	254
Obligations to CBS	(18,389)	(18,861)	(7,649)

Net cash provided by (used in) operating activities	3,047	(9,717)	32,916

Cash flows from investing activities:
Decrease in short-term investments	5,993	6,955	4,125
Refund of (deposits for) programming letters of credit	24,603	(24,603)	—
Purchases of property and equipment	(15,336)	(15,845)	(26,732)
Additions to intangible assets	(4,122)	—	—
Proceeds from sale of broadcast assets	—	9,988	83,332
Proceeds from sale of property and equipment	70	28	360
Other	(2,410)	(170)	(156)

Net cash provided by (used in) investing activities	8,798	(23,647)	60,929

Cash flows from financing activities:
Borrowings of long-term debt	1,121,900	365,000	2,000
Proceeds from the issuance of preferred stock	2,500	—	—
Repayments of long-term debt	(1,102,988)	(335,687)	(20,152)
Payments of loan origination costs	(19,327)	(11,441)	(2,259)
Payments of employee withholding taxes on exercises of stock options, net	(8)	—	(2,335)
Expenses related to preferred stock restructuring	(5,085)	—	—
Proceeds from exercise of common stock options, net	9	3	115
Repayment of stock subscription notes receivable	—	413	144

Net cash (used in) provided by financing activities	(2,999)	18,288	(22,487)

Increase (decrease) in cash and cash equivalents	8,846	(15,076)	71,358
Cash and cash equivalents, beginning of year	82,047	97,123	25,765

Cash and cash equivalents, end of year	$90,893	$82,047	$97,123

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Paxson Communications Corporation (together with its subsidiaries, collectively, the “Company”), a Delaware corporation, was organized in 1993. The Company is a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets the Company’s stations serve. The Company provides network programming seven days per week, 24 hours per day, through its broadcast television station group and pursuant to distribution agreements with cable and satellite distribution systems.
     The Company’s business operations presently do not provide sufficient cash flow to support its debt service and to pay cash dividends on its preferred stock. The Company continues to consider strategic alternatives that may arise, which may include the sale of all or part of the Company’s assets, finding a strategic partner who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company’s debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or through a purchase of the Company’s equity securities, while endeavoring to improve its core business operations and increase its cash flow.
     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Paxson Management Corporation, a special purpose entity which was formed on November 7, 2005 and performs certain services and has sole responsibility for certain management functions with respect to the Company’s broadcast television station subsidiaries (see Note 4) and is being consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN46R). All significant inter-company balances and transactions have been eliminated in consolidation. Where appropriate, certain amounts for 2003 and 2004 have been reclassified to conform to the 2005 presentation.
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
Accounts Receivable
     The Company carries accounts receivable at the amount it believes to be collectible. Accordingly, the Company provides allowances for accounts receivable it believes to be uncollectible based on management’s best estimates. In determining the allowance for doubtful accounts receivable, the Company analyzes its historical bad debt experience, the credit worthiness of its customers and the aging of its accounts receivable. If the allowance for doubtful accounts were to increase by 10%, it would have resulted in additional expense of approximately $40,000 and $65,000 for the years ended December 31, 2005 and 2004 respectively. The amounts of accounts receivable that ultimately become uncollectible could vary significantly from the Company’s estimates.
Property and Equipment
     Purchases of property and equipment, including additions, improvements and expenditures that significantly add to productivity or extend the economic lives of assets (see Note 5), are capitalized at cost and depreciated using the straight line method over their estimated useful lives as follows:

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Intangible Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s indefinite lived intangible assets are not amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their estimated useful lives. The Company believes that its Federal Communications Commission (“FCC”) license intangible assets have an indefinite life, and tests these assets for impairment by comparing their estimated fair value, based upon an independent appraisal, with their recorded amounts on an aggregate basis as a single unit of accounting as the Company operates its consolidated distribution platform as a single asset. The Company’s tests of its FCC license intangible assets for impairment did not require an impairment charge for the years ended December 31, 2005, 2004 and 2003.
     Intangible assets that have finite useful lives are amortized over their estimated useful lives and primarily consist of cable and satellite distribution rights which are amortized on a straight-line basis over the terms of the related contracts, which terms are generally ten years (see Note 6). In 1998, the Company began entering into cable and satellite distribution agreements for periods generally up to ten years in markets where the Company does not own a television station. Certain of these distribution agreements also provided the Company with some level of promotional advertising to be run at the discretion of the distributor, primarily during the first few years to support the launch of the Company’s television network on the cable systems. The Company had been amortizing these assets on an accelerated basis in order to give effect to the advertising component included in certain of these agreements. In 2003, the Company determined that it had previously over-amortized certain of these assets and recorded a $6.6 million reduction of its amortization expense, resulting in a corresponding increase in intangible assets. The remaining unamortized costs, which were being amortized over seven years, are being amortized over the remaining contractual life of the agreements.
Program Rights
     The Company’s programming consists of both originally developed programs and syndicated programs that have previously aired on other networks. The Company generally has unlimited exclusive domestic broadcast rights for its original programs. For syndicated programs, the Company licenses the exclusive domestic distribution rights for a fixed cost over the license term. Program rights are carried at the lower of unamortized cost or estimated net realizable value. Program rights and the related liabilities are recorded at the contractual amounts when the programming is available to air. Original programming generally is amortized on a straight line or accelerated method over three to four years based on expected usage. Syndicated programming rights are amortized over the term of the licensing agreement using the greater of the straight line per run or straight line over the license term method. The estimated costs of programming which will be amortized during the next year are included in current assets; program rights obligations which become due within the next year are included in current liabilities.
     The Company periodically evaluates the net realizable value of its program rights based on anticipated future usage of the programming and related advertising revenue to be generated on a daypart basis. The Company also evaluates whether future revenues will be sufficient to recover the cost of programs the Company is committed to purchase in the future and, if estimated future revenues are insufficient, the Company accrues a loss related to its programming commitments. For the years ended December 31, 2004 and 2003, the Company recorded charges of approximately $4.6 million and $1.1 million , respectively, related to the write-down of program rights to their estimated net realizable value and losses on programming commitments.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cable and Satellite Distribution Rights
     The Company has entered into agreements with cable and satellite distributors for carriage on their systems in markets not currently served by a Company owned television station (see Intangible Assets). These agreements require the Company to pay fees based on the number of cable television subscribers reached and in certain instances provides a specified amount of airtime per hour or per week in which the distributor may sell local advertising. Obligations for cable distribution rights which will be paid within the next year are included in current liabilities. The Company has also entered into agreements with cable system operators to improve channel positioning on certain cable systems. Amounts paid for channel positioning with a stipulated termination date are amortized on a straight line basis over the term of the agreement. Amounts paid for channel positioning with no stipulated termination date are amortized on a straight-line basis over a maximum life of ten years. As of December 31, 2005, obligations for cable distribution rights require collective payments by the Company of approximately $2.5 million in 2006.
     The agreements with certain satellite distributors provide for payment in advertising credits, to be determined at the prevailing market rate at the time of placement. Deferred revenue from the advertising credits provided is recognized as advertising revenue when advertising credits are utilized. An estimate of the advertising credit that will be utilized within the next year is included in deferred revenues as a current liability in the accompanying consolidated balance sheets and amounted to $7.5 million as of December 31, 2005 and 2004. An estimate of the advertising credit that will be utilized beyond December 31, 2006 and 2005 is included in deferred revenues as a long-term liability in the accompanying consolidated balance sheets and amounted to $6.9 million as of December 31, 2005 and 2004. Additionally, these agreements provide a specified amount of time per week in which the distributor may sell advertising time. During 2005, the Company recorded a $3.4 million gain resulting from the expiration of an agreement that required the Company to provide advertising to another party, and this amount is included in other income, net, in the accompanying statement of operations.
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
     Included in depreciation and amortization in the years ended December 31, 2004 and 2003, respectively, is a $0.5 million and $5.2 million impairment charge recorded in connection with a purchase option on a television station. The $5.2 million impairment recorded in 2003 existed in periods prior to the year ended December 31, 2003.
Long-Lived Assets
     The Company reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that, based on estimated undiscounted future cash flows, the carrying amount of the assets may not be fully recoverable. If the Company’s analysis indicates that a possible impairment exists, the Company is required to then estimate the fair value of the asset, determined either by third party appraisal or estimated discounted future cash flows. If the fair value of the asset is determined to be less than the asset’s carrying value, an impairment charge would be recorded for the excess of the asset’s carrying value over its fair value.
     The Company holds FCC licenses for full power stations which are authorized to broadcast over either an analog or digital signal on channels 52-69 (“the 700 MHz band”), a portion of the broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band is in the process of being transitioned to use by new wireless and public safety entities. In February of 2006, new federal legislation was enacted that established February 17, 2009 as the firm date by which incumbent broadcasters will be required to surrender analog signals and broadcast only on their allotted digital frequency. The Company has certain long-lived assets with an aggregate book value of approximately $18.0 million as of December 31, 2005 which may have limited or no use as a result of the future migration from analog to digital. While the Company has determined that these assets are not impaired as of December 31, 2005, the Company will be required to adjust depreciation and amortization expense prospectively to ensure that these assets are fully depreciated upon the federally mandated migration from analog to digital broadcasting.
     The Company classifies assets as held for sale following criteria established in SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, including when, in the opinion of management, the sale of the asset is probable of completion within one year. Assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. The Company does not

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
depreciate assets while they are classified as held for sale. The results of operations of assets held for sale are not classified as discontinued operations since they are not considered a component under SFAS No. 144.
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
     The Company utilized an interest rate swap to manage the effect of interest rate changes on the Company’s previously existing senior credit facility. The interest rate swap matured on October 15, 2003 and was not renewed. Under the interest rate swap, the Company agreed with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Income or expense under these instruments was recorded on an accrual basis as an adjustment to the yield of the underlying exposures over the periods covered by the contracts. The Company accounted for the swap as a cash flow hedge pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, with changes in the fair value included as a component of other comprehensive loss. See Notes 17 and 19 for further information, including discussion regarding interest rate swap agreements entered into in 2006.
Revenue Recognition
     The Company recognizes revenue as commercial spots or long form programming are aired and, where applicable, as ratings guarantees to advertisers are achieved. Net revenues, therefore, have been recorded net of the change in the liability for shortfalls in ratings guarantees, exclusive of any cash refunded to advertisers. Excluding the effects of such refunds, the liability for shortfalls in ratings guarantees decreased by $3.9 million for the year ended December 31, 2005, and increased by $1.2 million and $2.8 million for the year ended December 31, 2004 and 2003, respectively. As of December 31, 2005 and 2004, included in deferred revenues as a current liability in the accompanying consolidated balance sheets is approximately $0.4 million and $5.2 million, respectively, related to ratings guarantee shortfalls.
Advertising Costs
     Advertising costs are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, advertising expenses amounted to $0.2 million, $12.2 million and $8.4 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Concentrations of Credit Risk
     In addition to the credit risk discussed in Note 7, at December 31, 2005 the Company had one customer that comprised approximately 23 percent of its total accounts receivable balance. The Company is also subject to credit risk with respect to its cash and cash equivalents, which it attempts to minimize by requiring high credit standards of the banks and financial institutions with which the Company maintains its cash balances.
Time Brokerage Agreements
     The Company operates certain stations under TBAs, whereby the Company has agreed to provide the station with programming and sells and retains all advertising revenue during such programming. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with FCC policies. The Company pays a fixed fee to the station owner as well as certain expenses of the station and performs other functions. The financial results of stations operated under TBAs are included in the Company’s statements of operations from the date of commencement of the TBA.
Stock-Based Compensation
     Employee stock options are accounted for using the intrinsic value method. Stock-based compensation to non-employees is accounted for using the fair value method. When options are granted to employees, a non-cash charge representing the difference

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
between the exercise price and the quoted market price of the common stock underlying the vested options on the date of grant is recorded as stock-based compensation expense with the balance deferred and amortized over the remaining vesting period.
     Had compensation expense for employee stock options granted been determined using the fair value method, the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	For the Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders	$(275,031)	$(245,735)	$(146,317)
Add: Stock-based compensation expense determined under the intrinsic value method and included in reported net loss	10,708	8,501	12,766
Deduct: Total stock-based compensation expense determined under the fair value method	(11,265)	(8,632)	(15,079)

Pro forma net loss attributable to common stockholders	(275,588)	$(245,866)	$(148,630)

Basic and diluted net loss per share:
As reported	$(3.94)	$(3.61)	$(2.14)
Pro forma	$(3.95)	$(3.61)	$(2.17)
     The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model assuming a dividend yield of zero for all years and the following assumptions:

For the Years Ended December 31,
	2005	2004	2003
Risk-free rate of return	3.6% to 4.1%	2.6% to 3.9%	2.8% to 3.4%
Expected volatility	74% to 94%	72% to 74%	78% to 79%
Expected lives	1 day, 1.5 years and 5 years (see Note 11)	1 day	1 day

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
     In 2004 and 2003, the Company recorded charges for state taxes (not based on income) of $0.7 million and $3.1 million, respectively, in connection with a tax liability related to certain states in which the Company has operations. These amounts are reflected in selling, general and administrative expenses in the accompanying statements of operations, with a corresponding increase in accounts payable and accrued liabilities. The 2003 charge included an amount for periods prior to 2003.
     Additionally, in 2004 the Company determined that it had not recorded certain state taxes for purchases in various jurisdictions in which the Company has operations. As of December 31, 2004, the Company determined the amount of taxes due to be approximately $2.2 million, which resulted in an increase to property and equipment of $1.4 million and an increase to selling, general and administrative expenses in the amount of $0.8 million. A significant portion of the state taxes pertained to prior periods. As of December 31, 2005, the Company has paid approximately $0.8 million and $0.1 million of the aforementioned taxes and interest, respectively.
Per Share Data
     Basic and diluted loss per share was computed by dividing the net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following securities, which could potentially dilute earnings per share in the future, were not included in the computation of loss per share, because to do so would have been antidilutive (in thousands):

	2005	2004	2003
Stock options outstanding	18,565	5,859	3,129
Class A common stock warrants, restricted Class A common stock outstanding and Restricted Stock Units (see note 11)	9,859	32,321	32,032
Class A common stock reserved for issuance under convertible securities	312,742	40,712	39,903

	341,166	78,892	75,064

     In June 2003, warrants to purchase 240,000 shares of Class A common stock issued in connection with the issuance of the 9 3/4% Series A Convertible Preferred Stock in June 1998, and warrants to purchase 155,500 shares of Class A common stock issued to an affiliate of a former member of the Company’s board of directors, which were valued upon issuance at approximately $1.7 million, expired unexercised.
     On November 7, 2005, the conversion price of the Company’s Series B preferred stock was reduced to $2.00 per share (see Note 2), as compared to $18.83 per share as of December 31, 2004.
Use of Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the most significant estimates involved in preparing the Company’s financial statements include estimates related to the net realizable value of programming rights, accounting for leases, the allowance for doubtful accounts and impairment of long-lived assets and FCC licenses. The Company bases its estimates on historical experience and various other assumptions it believes are reasonable. Actual results could differ from those estimates.
New Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not believe this standard will have a material effect on its financial position or results of operations.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that (1) a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so, and (2) correction of errors in previously issued financial statements be termed a “restatement.” SFAS No. 154 also carries forward the provisions of APB No. 20 providing that changes in accounting estimates are not to be applied retrospectively but in the current period and prospectively only. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143 (“FIN 47”), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 provides that an asset retirement obligation is conditional when either the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be considered in the

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have any effect on the Company’s financial condition, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, as allowed under SFAS No. 123, will no longer be permitted upon adoption of SFAS No. 123R. The Company expects the adoption of SFAS No. 123R to have a significant effect on its results of operations. As announced, the Securities and Exchange Commission (“SEC”) will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005 as originally required by SFAS No. 123R. As a result, the Company will adopt SFAS No. 123R effective January 1, 2006.
2. NBCU TRANSACTIONS
     Effective September 15, 1999, the Company entered into an investment agreement with NBC Universal, Inc. (“NBCU”), under which wholly-owned subsidiaries of NBCU purchased shares of convertible exchangeable preferred stock (the “Series B preferred stock”) and common stock purchase warrants for an aggregate purchase price of $415 million. Further, Lowell W. Paxson, the majority stockholder and former chairman and chief executive officer of the Company (“Mr. Paxson”), and certain entities controlled by Mr. Paxson granted an NBCU subsidiary the right to purchase all (but not less than all) 8,311,639 shares of Class B common stock of the Company beneficially owned by Mr. Paxson.
     On August 19, 2004, NBCU filed a complaint against the Company in the Court of Chancery of the State of Delaware seeking a declaratory ruling as to the meaning of the terms “Cost of Capital Dividend Rate” and “independent” investment bank as used in the certificate of designation of the Series B preferred stock. On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock was reset from 8% to 16.2% in accordance with the procedure specified in the terms of the Series B preferred stock. On April 29, 2005, the court held that the dividend rate on the Series B preferred stock should be reset to 28.3% per annum as of September 15, 2004.
     On November 7, 2005, the Company entered into various agreements with NBCU, Mr. Paxson and certain of their respective affiliates, pursuant to which the parties agreed, among other things, to the following:
•	NBCU and the Company amended the terms of NBCU’s investment in the Company, including the terms of the Series B preferred stock NBCU holds;

•	Mr. Paxson granted NBCU the right to purchase all shares of the Company’s common stock held by him and his affiliates and resigned as a director and officer of the Company;

•	NBCU agreed that it or its transferee of the right to purchase Mr. Paxson’s shares will make a tender offer for all outstanding shares of Class A common stock of the Company if it exercises or transfers its right to purchase Mr. Paxson’s shares or transfers a control block of its Series B preferred stock;

•	NBCU agreed to return a portion of its Series B preferred stock to the Company if its right to purchase Mr. Paxson’s shares is not exercised, which either NBCU or the Company will distribute to the holders of the Company’s Class A common stock other than Mr. Paxson;

•	The Company agreed to purchase all of its common stock held by Mr. Paxson in the event NBCU’s right to purchase expires unexercised or fails to close within a prescribed time frame;

•	The Company issued $188.6 million of additional preferred stock to NBCU in full satisfaction of its obligations for accrued and unpaid dividends on its preferred stock held by NBCU through September 30, 2005 (which aggregated $288.6 million as of that date); and

•	NBCU and the Company settled all pending litigation and arbitration proceedings between them.
     Pursuant to the Amended and Restated Certificate of Designation of the Series B preferred stock, the Series B preferred stock accrues cumulative, non-compounded dividends from October 1, 2005 at an annual rate of 11% and is convertible (subject to anti-dilution adjustments) into 301,785,000 shares of the Company’s Class A common stock for an initial conversion price of $2.00 per

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
share. The conversion price of the Series B preferred stock increases at a rate equal to the dividend rate. The Series B Preferred Stock will continue to be exchangeable, at the option of the holder, into convertible debentures of the Company ranking on a parity with the Company’s other subordinated indebtedness, provided that any exchange prior to April 16, 2013 may be made only if no default would be caused thereby under the covenants in the Company’s outstanding debt instruments that limit the Company’s ability to incur additional indebtedness and any exchange prior to the closing of the tender offer or the delivery by NBCU of shares of Series B preferred stock for distribution to the holders of the Class A common stock is subject to additional limitations. The Company will continue to have the right to redeem any convertible debentures for which shares of Series B preferred stock are exchanged at a price equal to 80% of the current market price of the number of shares of Class A common stock into which such debentures are convertible, based upon a conversion price of $13.01 per share, subject to provisions in the Company’s debt and preferred stock instruments that may limit the Company’s ability to make any such redemption payments. Should NBCU determine that the rules and regulations of the FCC prohibit it from holding shares of Class A common stock, NBCU may convert the Series B preferred stock held by it into shares of non-voting common stock of the Company, which non-voting common stock shall be immediately convertible into Class A common stock upon transfer by NBCU or its subsidiary. In addition, the date upon which the Company is required to redeem the Series B preferred stock was extended to December 31, 2013.
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
     As part of the transactions, the common stock purchase warrants acquired in September 1999 by a wholly-owned subsidiary of NBCU were cancelled.
     A wholly-owned subsidiary of NBCU entered into a Call Agreement, dated as of November 7, 2005, with Mr. Paxson and certain entities controlled by Mr. Paxson (collectively with Mr. Paxson, the “Paxson Stockholders”), pursuant to which the NBCU subsidiary was granted the right (the “Call Right”) to purchase all (but not less than all) 8,311,639 shares of Class B common stock (entitled to ten votes per share) and 15,455,062 shares of Class A common stock (entitled to one vote per share) of the Company beneficially owned by the Paxson Stockholders (collectively, the “Call Shares”). In consideration of the granting of the Call Right, on the effective date of the Call Agreement the NBCU subsidiary paid the Paxson Stockholders $1.15 per share of Class B common stock and $1.00 per share of Class A common stock included in the Call Shares, for an aggregate payment to the Paxson Stockholders of approximately $25.0 million. The Call Right is exercisable at a price of $0.29 per share of Class B common stock and $0.25 per share of Class A common stock and expires on the earlier of (a) May 7, 2007 and (b) 75 days after consummation of a tender offer meeting certain requirements by either a permitted transferee of the Call Right or another person other than NBCU. If the closing of the purchase of the Call Shares pursuant to the exercise of the Call Right has not occurred within 18 months after the filing of the related application for FCC approval (subject to one six month extension under certain circumstances), the right to purchase the Call Shares shall terminate. The Paxson Stockholders may not transfer the Call Shares prior to the expiration of the Call Right, and may not convert any Call Shares into any other securities of the Company (including shares of Class A common stock). The closing of the exercise of the Call Right is subject to compliance with applicable provisions of the Communications Act of 1934, as amended (the “Communications Act”), and the rules and regulations of the FCC. The Call Agreement limits the number and scope of waivers of the FCC’s media multiple ownership rules that may be contained in any application for FCC approval of the transfer of the Call Shares. The Call Agreement previously in effect between the Paxson Stockholders and an affiliate of NBCU, entered into on September 15, 1999, was cancelled. The Company is not a party to the Call Agreement.
     The Company and the Paxson Stockholders entered into a Company Stock Purchase Agreement, dated as of November 7, 2005, under which the Company is obligated to purchase the Call Shares if the Call Right expires unexercised or terminates because the closing of the exercise of the Call Right has not occurred within the time periods described above. The purchase price of the Call Shares payable by the Company is the same as the exercise price of the Call Right payable under the Call Agreement. Closing of the Company’s purchase of the Call Shares is subject to the receipt of all required regulatory approvals, including the approval of the FCC of the purchase of the Class B common stock included in the Call Shares. Should the Company become obligated to purchase the Call Shares, the Company and the Paxson Stockholders are required to file promptly with the FCC an application requesting that the FCC consent to the transfer of the shares of Class B common stock to be purchased.
     NBCU has placed in escrow $3,863,765, which is the aggregate exercise price of the Call Right with respect to the Class A Common Stock included in the Call Shares. These funds shall be used to pay the purchase price payable by the Company for such shares should the Company become obligated to purchase such shares by reason of the expiration or termination of the Call Right. The Company deposited $2,410,375 in cash (substantially all of the proceeds of the sale of the additional shares of Series B preferred

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
stock described above) as collateral for an irrevocable letter of credit supporting its obligation to pay the purchase price for the shares of Class B common stock. The Company’s contingent obligation to purchase the Class B common stock is reflected as temporary equity in the accompanying consolidated balance sheet as of December 31, 2005.
     Effective as of November 7, 2005, NBCU, the Company and the Paxson Stockholders entered into an Amended and Restated Stockholder Agreement, replacing the original Stockholder Agreement entered into on September 15, 1999. The Amended and Restated Stockholder Agreement provides, among other things, that:
•	NBCU or a permitted transferee of the Call Right or NBCU’s Series B preferred stock is required to conduct an offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s Class A common stock (other than shares held by the Paxson Stockholders and shares issued after the effective date of the agreement that were not issued pursuant to preexisting contractual obligations) at a price of $1.25 per share, increasing at an annual rate of 10% from October 1, 2005 through the date of the commencement of the Tender Offer, concurrently with the earliest to occur of:
•	The effectiveness of a transfer of the Call Right by NBCU’S affiliate to a permitted transferee;

•	The exercise of the Call Right; and

•	The transfer by NBCU’s affiliate of a number of shares of Series B preferred stock that, on an as-converted basis, together with any shares of Series B preferred stock previously transferred by the NBCU affiliate, represents in excess of 50% of the total voting power of the outstanding voting stock of the Company.
•	If the Tender Offer does not occur, NBCU will deliver to the Company shares of the Series B preferred stock with an aggregate liquidation preference plus accrued and unpaid dividends equal to $105 million plus 10% per annum from October 1, 2005, and the Company will distribute to all holders of its Class A common stock, other than the Paxson Stockholders and certain other holders of shares issued after the effective date of the agreement, on a pro rata basis, shares of Series B preferred stock (or another series of preferred stock hereafter created with substantially identical economic rights) with an aggregate liquidation preference equal to the amount of the preferred stock surrendered by NBCU. If NBCU becomes obligated to deliver shares of Series B preferred stock to the Company for this purpose, and the distribution of such shares to the holders of Class A common stock would violate any of the Company’s existing debt instruments, NBCU is obligated to (i) amend the terms of the Series B preferred stock so that it is not exchangeable for convertible debentures prior to April 18, 2010 and to amend the terms of the convertible debentures and the indenture under which they may be issued to provide that the maturity date of the convertible debentures will not be prior to April 19, 2010, or (ii) deliver the shares of Series B preferred stock to the transfer agent for the Company’s common stock with instructions to distribute such shares directly to the holders of the Class A common stock as described above.
•	The Company shall grant stock-based compensation awards with respect to 24 million shares of Class A common stock to selected members of the Company’s management within 18 months after the effective date of the agreement.
     NBCU and the Company entered into a Settlement Agreement as of November 7, 2005, pursuant to which they agreed to voluntarily dismiss, with prejudice, (i) the litigation in the Delaware Court of Chancery filed by NBCU on August 19, 2004 with respect to the dividend rate reset on the Series B preferred stock, and the Company’s counterclaim regarding NBCU’s redemption rights, and (ii) the arbitration proceeding commenced by NBCU on May 12, 2005 seeking damages for the alleged wrongful termination by the Company of its network, national and joint sales agreements with NBCU (see Note 3). The Settlement Agreement includes mutual releases of all claims that have been or could have been asserted related to the facts alleged in the Chancery Court action and the arbitration proceeding, and provides that the obligations of the parties under the network, national and joint sales agreements are suspended unless the parties mutually agree in writing to revoke such suspension. The Company and NBCU also agreed to voluntarily withdraw certain correspondence filed with the FCC.
3. RESTRUCTURING
     During 2005, the Company adopted a plan to substantially reduce or eliminate its sales of spot advertisements that are based on audience ratings and to focus its sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. In connection with this plan the Company:
•	Terminated its joint sales agreements (“JSAs”) other than those with NBCU, effective June 30, 2005;

•	exercised its right to terminate all of its network affiliation agreements, effective June 30, 2005;

•	suspended, by mutual agreement, its network and national sales agency agreements with NBCU and each of its JSAs with NBCU; and

•	reduced personnel by 68 employees.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company and NBCU had entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBCU provided network sales, marketing and research services. Pursuant to the terms of the JSAs between the Company’s stations and NBCU’s owned and operated stations serving the same markets, the NBCU stations sold all non-network spot advertising of the Company’s stations and received commission compensation for such sales. Certain of the Company’s station operations, including sales operations, were integrated with the corresponding functions of the related NBCU station and the Company reimbursed NBCU for the cost of performing these operations. For the years ended December 31, 2005, 2004 and 2003, the Company incurred expenses totaling approximately $12.0 million, $22.2 million and $20.6 million, respectively, for commission compensation and cost reimbursements to NBCU in connection with these arrangements. Other than certain support services with respect to network advertising sold prior to July 2005, NBCU no longer provides services to the Company under these agreements.
     During 2005, in connection with the termination of its JSAs, the Company relocated 16 of its station master controls that had been located in its JSA partner’s facility, and expects to relocate two additional station master controls during 2006. The Company spent approximately $2.7 million in connection with the relocation, approximately $2.4 million of which was recorded as property and equipment.
     In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company records costs associated with an exit or disposal activity when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. During 2005, the Company recorded a restructuring charge in the amount of $30.9 million in connection with the aforementioned restructuring activities. The restructuring charge primarily consists of the recognition of a liability in the amount of $26.0 million for costs that will continue to be incurred for the remaining terms of contracts that no longer provide any economic benefit to the Company, one-time termination benefits in connection with personnel reductions (including $1.1 million in stock-based compensation expense) and personnel reductions for the JSA partners and NBCU. The Company is currently unable to determine the amount of additional restructuring charges, if any, that may be incurred in connection with the termination of certain of its contractual arrangements with third parties other than NBCU.
     The Company shortened the amortizable lives of certain leasehold improvements at JSA locations to coincide with the termination of the related JSA agreements. Included in depreciation and amortization for the year ended December 31, 2005 is $1.4 million of accelerated depreciation expense associated with leasehold improvements at JSA locations.
     Restructuring charges are reflected in a separate line item in the accompanying consolidated statements of operations. The following summarizes the activity in the Company’s restructuring accrual for the year ended December 31, 2005, including restructuring activities from prior years (in thousands):

		Amounts
	Balance	Charged to			Balance
	December 31,	costs and		Cash	December 31,
	2004	expenses	Accretion	Payments	2005
Contractual obligations and other costs	$2	$26,351	$703	$(5,349)	$21,707
Employee termination costs	—	3,435		(3,095)	340

	2	29,786	703	(8,444)	22,047

Stock-based compensation expense		1,120

		$30,906

Less: current portion					(14,807)

Restructuring accrual, net of current portion					$7,240

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. CERTAIN TRANSACTIONS WITH RELATED AND OTHER PARTIES
     In addition to the transactions with NBCU described in Note 2, the Company has entered into certain operating and financing transactions with related and other parties as described below.
Lowell W. Paxson
     In connection with his resignation as an officer and director of the Company, Mr. Paxson entered into a consulting and non- competition agreement with the Company and NBCU, pursuant to which Mr. Paxson agreed, for a period commencing on November 7, 2005 and continuing until five years after the later of the closing of the exercise of the Call Right or the purchase of the Call Shares under the Company Stock Purchase Agreement (see Note 2), to provide certain consulting services to the Company and to refrain from engaging in certain activities in competition with the Company. The Company paid Mr. Paxson $250,000 upon commencement of the agreement in respect of the first year’s consulting services, and is obligated to pay Mr. Paxson $750,000 on May 8, 2006 in respect of Mr. Paxson’s agreement to refrain from engaging in certain competitive activities, and four additional annual payments of $1,000,000 each on November 7, 2006 through November 7, 2009, which are to be allocated between consulting services and the non-compete agreement in the same ratio. Mr. Paxson will cease to be entitled to the payments in respect of consulting services upon his death, but his legal successors will be entitled to receive all other payments for the balance of the term of the agreement. If the closing of the Call Right occurs (whether by NBCU or its transferee), NBCU will be obligated to assume the balance of the payments remaining to be made to Mr. Paxson under the agreement, and to reimburse the Company for all payments made by it to Mr. Paxson pursuant to the agreement. The Company’s obligation to pay premiums on a split dollar life insurance policy owned by a trust established by Mr. Paxson for the benefit of his family members was terminated. Under the terms of an agreement relating to Mr. Paxson’s resignation, Mr. Paxson received the individual performance bonus award for which he was eligible under the Company’s executive bonus program for 2005, pro rated through November 7, 2005, and remains eligible to receive a prorated portion of any group performance bonus award that may become payable under the Company’s executive bonus plan.
     The Company and Paxson Management Corporation (“PMC”), an affiliate of Mr. Paxson, entered into a PMC Management and Proxy Agreement, effective as of November 7, 2005, under which PMC has agreed to perform certain services and to assume sole responsibility for certain management functions with respect to the Company’s broadcast television station subsidiaries and the Company has granted PMC the right to vote (subject to certain limitations) the outstanding voting stock of such subsidiaries. The effect of this arrangement is to facilitate the transactions described in Note 2 by maintaining Mr. Paxson as the sole attributable holder of the FCC licenses of the Company’s television stations. This agreement continues for a term expiring on the earlier of the consummation of the transfer of control of the Company’s television station subsidiaries in connection with (i) the closing of the exercise of the Call Right, (ii) the sale of the Call Shares to the Company pursuant to the Company Stock Purchase Agreement , or (iii) the termination of the Company Stock Purchase Agreement. In accordance with FIN 46R, the Company consolidates PMC into its financial statements effective November 7, 2005 (see Note 1).
     Under this agreement, the Company is obligated to make available to PMC the services of Company employees on an as-needed basis for the purpose of assisting PMC in performing the management services it is required to perform; to pay PMC such amounts as are required to pay the operating costs of the Company’s television stations; to reimburse PMC for reasonable and necessary expenses incurred in performing services under the agreement; and to pay PMC a management fee at the annual rate of $968,000 through December 31, 2005, increasing by 10% per year thereafter. The Company is also required to use its commercially reasonable efforts to permit Mr. Paxson and any other employees of PMC to participate in all employee welfare benefit plans maintained or sponsored by the Company for its employees generally, or to assist PMC in obtaining comparable coverage at comparable costs. The Company is also obligated to make its jet aircraft available to PMC for Mr. Paxson’s business and personal use, provided that Mr. Paxson’s personal use of the Company aircraft does not interfere with the operations of the Company and PMC pays or reimburses the Company for the cost of fuel and the pilot’s travel expenses related to Mr. Paxson’s personal use of the aircraft.
DP Media, Inc.
     In June 2000, the Company completed the acquisition of DP Media, Inc. (DP Media) for aggregate consideration of $113.5 million, $106.0 million of which had previously been advanced by the Company during 1999. DP Media was beneficially owned by family members of Mr. Paxson, the majority shareholder of the Company. DP Media’s assets included a 32% equity interest in a limited liability company controlled by the former stockholders of DP Media, which owns television station WWDP in Norwell, Massachusetts. In April 2003, the owners of WWDP sold WWDP to Valuevision Media Acquisition, Inc. for a purchase price of $32.5 million. The proceeds to the Company of $13.8 million resulted in a pre-tax gain of approximately $9.9 million. See Note 8.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Christian Network, Inc.
     The Company has entered into several agreements with The Christian Network, Inc. and certain of its for profit subsidiaries (individually and collectively referred to herein as “CNI”). CNI is a section 501(c)(3) not-for-profit corporation to which Mr. Paxson has been a substantial contributor and of which he was a member of the Board of Stewards through 1993.
     CNI Tax Indemnification Agreement. The Company and CNI entered into an agreement in May 1994 (the “CNI Agreement”) under which the Company agreed that, if the tax exempt status of CNI were jeopardized by virtue of its relationships with the Company and its subsidiaries, the Company would take certain actions to ensure that CNI’s tax exempt status would no longer be so jeopardized. Such steps could have included rescission of one or more transactions or payment of additional funds by the Company. On November 16, 2005, the Company and CNI agreed to terminate this agreement. As part of the termination agreement, the Company agreed to broadcast a ten second spot advertisement promoting CNI’s website four times per day for three months.
     Network Operations Center. During the third quarter of 2004, the Company purchased the television production and distribution facility that it had previously leased from CNI, for an aggregate purchase price of approximately $1.7 million. Mr. Paxson had personally guaranteed the mortgage debt incurred by CNI in 1994 in connection with its acquisition of this facility. This debt was repaid from proceeds of the Company’s acquisition of the facility. The Company utilizes this facility primarily as its network operations center and originates its network signal from this location. Prior to purchasing this facility, the Company leased it from CNI at a rental rate of $16,700 per month. For the years ended December 31, 2004 and 2003, the Company incurred lease expense in connection with this facility in the amount of $147,000 and $212,000, respectively.
     CNI Master Agreement. In June 2005, the Company entered into an agreement with CNI, amending the Master Agreement between the Company and CNI. Under the Master Agreement, the Company provided CNI with the right to broadcast its programming on the Company’s analog television stations during the hours of 1:00 a.m. to 6:00 a.m. and to use a portion of the digital broadcasting capacity of the Company’s television stations in exchange for CNI’s providing public interest programming. CNI also has the right to require those of the Company’s television stations that have commenced broadcasting multiple digital programming streams (“digital multicasting”) to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital programming streams (a “digital channel”). The Master Agreement has a term of 50 years and is automatically renewable for successive ten year periods.
     Pursuant to the June 2005 amendment, effective July 1, 2005, CNI relinquished its right to require the Company to broadcast its programming during the overnight hours on the analog signal of each of the Company’s stations, and accelerated the exercise of its right under the Master Agreement to require those of the Company’s television stations that have commenced digital multicasting (currently 49 of the Company’s 57 owned television stations) to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital channels. CNI retains its existing right to require those of the Company’s stations that have not yet commenced digital multicasting (an additional 18 stations) to carry CNI’s programming up to 24 hours per day, seven days per week on one of the station’s digital channels promptly following the date each such station commences digital multicasting.
     As consideration for the June 2005 amendment, the Company agreed to pay CNI an aggregate of $3.25 million, $2.0 million of which was paid during 2005 (including $1.0 million which was paid upon execution and delivery of the amendment), and the balance of which is payable on various dates during 2006. As of July 1, 2005, the Company ceased carrying CNI’s programming during the overnight hours on the analog signal of each of its stations, and commenced airing long form paid programming during these hours.
     The Company also entered into an agreement in June 2005 with CNI pursuant to which the Company agreed to provide satellite up-link and related services to CNI with respect to CNI’s digital television programming, and CNI agreed to pay the Company a monthly fee of $19,432 (subject to increase if CNI elects to provide its programming to the Company in the form of tapes rather than a digital feed) for such services. The Company has the right to adjust the foregoing fee on an annual basis effective as of January 1 of each year during the term, such that the fee is increased to an amount which proportionately reflects increases in the Company’s direct cost of providing the services plus an administrative charge of 10% of such direct costs. The term of the agreement commenced July 1, 2005 and terminates December 31, 2010. CNI has the right to terminate the agreement at any time upon the provision of 30 days’ prior written notice to the Company.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Officer Loans
     During December 1996, the Company extended loans to members of its management to finance their purchase of shares of Class A common stock in the open market. The loans were evidenced by full recourse promissory notes bearing interest at 5.75% per annum and are collateralized by a pledge of the shares of Class A Common Stock purchased with the loan proceeds. As of December 31, 2005 and 2004, the outstanding balances on such loans amounted to $0.3 million. These loans are past their payment terms and, therefore, have been fully reserved.
5. PROPERTY AND EQUIPMENT:
     Property and equipment consist of the following as of December 31, (in thousands):

	2005	2004
Broadcasting towers and equipment	$244,572	$233,235
Office furniture and equipment	16,565	16,834
Buildings and leasehold improvements	22,094	22,622
Land and improvements	1,232	1,232
Aircraft, vehicles and other	4,123	3,945

	288,586	277,868
Accumulated depreciation and amortization	(195,506)	(174,342)

Property and equipment, net	$93,080	$103,526

     Depreciation and amortization expense related to property and equipment aggregated approximately $27.4 million, $32.6 million and $34.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the fourth quarter of 2004, the Company recorded additional amortization expense of $1.7 million for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease term. Approximately $1.6 million pertained to periods prior to 2004.
     The Company’s antenna, transmitter and other broadcast equipment from its New York television station were destroyed upon the collapse of the World Trade Center on September 11, 2001. The Company filed property damage, business interruption and extra expense insurance claims with its insurer. In March 2003, the insurer filed an action against the Company in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which the Company purchased from it. On April 30, 2005 the Company settled its claims against the insurer for $24.5 million (less $7.7 million previously paid). The Company received payment of $16.8 million pursuant to the settlement on May 3, 2005.
     As described in Note 9, the Company’s outstanding debt is secured by substantially all of the assets of the Company, including property and equipment.
6. INTANGIBLE ASSETS
     Intangible assets consist of the following as of December 31, (in thousands):

	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Cable and satellite distribution rights	$127,740	$(97,576)	$127,793	$(87,740)
Other	10,713	(4,778)	5,025	(4,630)
Indefinite lived intangible asset:
FCC licenses	845,592	—	843,462	—

	$984,045	$(102,354)	$976,280	$(92,370)

     During 2005, the Company agreed to pay $3.25 million to amend its Master Agreement with CNI (see Note 4), and had been amortizing this amount over a period of 5 years. The Company will adjust its amortization of this amount so that it is fully amortized in February of 2009, when the nationwide transition from analog to digital broadcasting is to be completed (see Note 1). Also during 2005, the Company entered into a non-compete agreement with its former chairman (see Note 4) and agreed to make payments over a period of 78 months with a present value of approximately $3.1 million, and paid $2.1 million as a purchase price adjustment in

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
connection with the prior acquisition of a television station. Amortization expense related to intangible assets aggregated $10.6 million, $10.6 million and $8.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Estimated future amortization expense is as follows for the periods indicated (in thousands):

2006	$11,143
2007	10,895
2008	8,396
2009	1,760
2010	1,449
7. PROGRAM RIGHTS
     Program rights consist of the following as of December 31, (in thousands):

	2005	2004
Program rights	$154,427	$208,055
Accumulated amortization	(128,311)	(149,621)

	26,116	58,434
Less: current portion	(18,630)	(38,853)

Program rights, net	$7,486	$19,581

     Program rights amortization expense amounted to $61.1 million, $53.6 million and $51.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     As of December 31, 2005, the Company’s programming contracts require collective payments by the Company of approximately $3.6 million in 2006 as follows (in thousands):

	Obligations for
	Program	Program Rights
	Rights	Commitments	Total
2006	$3,398	$200	$3,598
     In 2004 and 2003, the Company recognized a charge of $4.6 million and $1.1 million, respectively, to reduce certain programming rights to their net realizable value. This charge resulted from a change in the estimated future advertising revenues expected to be generated by certain programming as a result of a change in expected usage of such programming.
     On August 1, 2002, the Company entered into agreements with a subsidiary of CBS Broadcasting, Inc. (“CBS”) and Crown Media United States, LLC (“Crown Media”) to sublicense the Company’s rights to broadcast the television series Touched By An Angel (“Touched”) to Crown Media for exclusive exhibition on the Hallmark Channel. Under the terms of the agreement with Crown Media, the Company is to receive approximately $47.4 million from Crown Media, $38.6 million of which was paid over a three-year period that commenced August 2002 and the remaining $8.8 million, for the 2002/2003 season, is being paid over a three-year period that commenced August 2003.
     Under the terms of the Company’s agreement with CBS, the Company remains obligated to CBS for amounts due under its pre-existing license agreement, less estimated programming cost savings of approximately $15.0 million. As of December 31, 2005 and 2004, the Company’s liability to CBS totaled approximately $7.7 million and $26.9 million, respectively. The sublicense transaction resulted in a gain of approximately $4.0 million, which was deferred over the three year period that commenced in August 2002.
     As of December 31, 2005, the maximum amount of loss due to credit risk that the Company would sustain if Crown Media failed to perform under the agreement totaled approximately $1.7 million, representing the present value of amounts due from Crown Media. Under the terms of the sublicense agreement, the Company has the right to terminate Crown Media’s rights to broadcast Touched if Crown Media fails to make timely payments under the agreement. Therefore, should Crown Media fail to perform under the

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
agreement, the Company could regain its exclusive rights to broadcast Touched on its television network pursuant to its existing licensing agreement with CBS.
     The Company’s obligation to CBS for Touched will be partially funded through the sublicense fees from Crown Media. As of December 31, 2005, the Company’s obligation to CBS and its receivable from Crown Media related to Touched are as follows (in thousands):

		Amounts Due
	Obligations to	from
	CBS	Crown Media	Net Amount
2006	$7,664	$(1,711)	$5,953

Amount representing interest	—	56	56

	$7,664	$(1,655)	$6,009

     For the years ended December 31, 2005, 2004 and 2003, the Company recognized as income a portion of the deferred gains related to the sublicense transaction with Crown Media and certain other syndicated programs totaling approximately $0.9 million, $1.5 million and $2.1, respectively. These amounts are reflected in “gain on modification of program rights obligations” in the accompanying consolidated statements of operations.
8. ASSETS HELD FOR SALE
     The results of operations and the gain or (loss) on sale of assets held for sale are included in the determination of the Company’s operating income (loss) from continuing operations in accordance with SFAS No. 144 since these assets do not constitute a component of the Company under SFAS No. 144. The Company generally maintains a geographic presence in the markets where assets have been sold by airing its television network through cable distribution agreements or the Company’s other owned or operated stations in the designated market areas.
     Assets held for sale consist of the following as of December 31, (in thousands):

	2005	2004
Intangible assets, net	$—	$315
Property and equipment, net	2,227	2,241

	$2,227	$2,556

     Included in assets held for sale are certain broadcast towers with a carrying value of $2.2 million as of December 31, 2005 and 2004, respectively, for which the Company is in the process of transferring title and assigning the leases to the buyer.
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
9. SENIOR SECURED AND SENIOR SUBORDINATED NOTES
     Senior secured and senior subordinated notes consists of the following as of December 31, (in thousands):

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2005	2004
Term Loans due 2012, interest at LIBOR (4.53% at December 31, 2005) plus 3.25%	$325,000	—
Floating Rate First Priority Senior Secured Notes due 2012, interest at LIBOR (4.53% at December 31, 2005) plus 3.25%	400,000	—
Floating Rate Second Priority Senior Secured Notes due 2013, interest at LIBOR (4.53% at December 31, 2005) plus 6.25%	405,000	—
Senior Secured Floating Rate Notes due 2010, interest at LIBOR plus 2.75% (4.82% at December 31, 2004)	—	$365,000
12 1/4% Senior Subordinated Discount Notes due 2009	—	496,263
10 3/4% Senior Subordinated Notes, due 2008	—	200,000
Other	376	443

	1,130,376	1,061,706
Less: discount on Floating Rate Second Priority Senior Secured Notes	(8,093)
Less: discount on Senior Subordinated Discount Notes	—	(57,613)
Less: current portion	(70)	(64)

	$1,122,213	$1,004,029

     On December 30, 2005, the Company borrowed $325.0 million of new term loans and issued $400.0 million of Floating Rate First Priority Senior Secured Notes (the “First Priority Notes”) and $405.0 million of Floating Rate Second Priority Senior Secured Notes (the “Second Priority Notes”). The $325.0 million of term loans have economic terms that are substantially identical to those of the First Priority Notes, and both are secured by substantially all of the Company’s assets. Most of the Company’s obligations under the Second Priority Notes are secured by second priority liens on substantially all of the Company’s assets. All three tranches of new indebtedness require quarterly interest payments in January, April, July, and October of each year, with the first interest payment date being April 17, 2006. For any interest period commencing on or after April 17, 2006 and prior to January 15, 2010, the Company has the option to pay interest on the Second Priority Notes either (i) entirely in cash or (ii) in kind through the issuance of additional Second Priority Notes or by increasing the principal amount of the outstanding Second Priority Notes. If the Company elects to pay interest in kind on the Second Priority Notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%.
     Concurrently with the issuance of the debt securities described above, the Company conducted a tender offer and related consent solicitation to purchase the entire $365 million outstanding principal amount of its Senior Secured Floating Rate Notes due 2010 (the “Secured Notes”), the approximately $496.3 million outstanding principal amount at maturity of its 12 1/4% Senior Subordinated Discount Notes due 2009 (the “Discount Notes”) and the $200 million outstanding principal amount of its 10 3/4% Senior Subordinated Notes due 2008 (the “Subordinated Notes”), plus accrued interest and redemption premiums as applicable to each security. Approximately $1,038.7 million of the aggregate $1,061.3 million outstanding principal amount of these securities was tendered in accordance with the terms of the tender offer. On December 30, 2005 the Company exercised its rights to call the remaining $22.6 million of notes and deposited $23.4 million, including accrued interest and redemption premiums where applicable, into an irrevocable escrow account to retire and legally defease the remaining notes that had not been tendered, in accordance with the terms of the notes and the tender offer. As a result, the $22.6 million of non-tendered debt plus related accrued interest is not reflected in the Company’s balance sheet as of December 31, 2005.
     The net proceeds of $1.1 billion from the issuance of the new debt securities were used to retire the Company’s previously outstanding indebtedness through the tender offer and legal defeasance described above. The refinancing resulted in a charge of $54.1 million in 2005 for the loss on the early extinguishment of debt, which included the payment of $41.7 million of redemption premiums and a charge of $10.1 million related to unamortized debt issuance costs associated with the retired debt.
     The term loan facility and the indentures governing the First Priority Notes and Second Priority Notes contain covenants which, among other things, limit the Company’s ability to incur more debt, pay dividends on or redeem outstanding capital stock, make certain investments, enter into transactions with affiliates, incur liens, sell assets, merge with any other person, or transfer substantially all of its assets. Subject to limitations, the Company may incur up to $600 million of additional subordinated indebtedness, which it may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. The Company will be required to make an offer to purchase the First Priority Notes and Second Priority Notes and repay the term loans with the proceeds of any sale of its stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other assets sales that it does not reinvest in its business. The Company will be required to make an offer to purchase a portion of the First Priority Notes and Second Priority Notes and repay a portion of the term loans within 270 days after

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
any quarterly determination date as of which the ratio of the appraised value of its television stations to the aggregate outstanding principal amount of the term loans and the Notes (excluding any Second Priority Notes it may issue in payment of interest on the Second Priority Notes) is less than 1.5 to 1.0. The holders of the First Priority Notes and Second Priority Notes and the lenders of the term loans have the right to require the Company to repurchase these obligations following the occurrence of certain changes in control. Events of default under this indebtedness include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the entry of a monetary judgment against the Company in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding indebtedness, and the occurrence of certain bankruptcy events. At December 31, 2005, the Company was in compliance with all of its debt covenants.
     The term loans and the First Priority Notes are redeemable at the Company’s option on or after July 15, 2007 at the redemption prices set forth below (expressed as a percentage of principal amount ) plus accrued and unpaid interest, if any, to the date of redemption.

Twelve Month Period Beginning July 15,
2007	102.0%
2008	101.0%
2009 and thereafter	100.0%
     In addition, at any time on or prior to July 15, 2007, the Company may, at its option, use the net cash proceeds of one or more equity offerings to redeem up to 35% of the principal amount of the term loans and First Priority Notes at a redemption price equal to 100% of the principal amount redeemed plus a premium equal to the annual interest rate in effect on the date of redemption and all accrued and unpaid interest thereon, if any, to the date of redemption.
     The Second Priority Notes are redeemable at the Company’s option on or after January 15, 2008 at the redemption prices set forth below (expressed as a percentage of principal amount) plus accrued and unpaid interest, if any, to the date of redemption.

Twelve Month Period Beginning January 15,
2008	102.0%
2009	101.0%
2010 and thereafter	100.0%
     In addition, at any time on or prior to January 15, 2008, the Company may, at its option, use the net cash proceeds of one or more equity offerings to redeem up to 35% of the principal amount of the Second Priority Notes at a redemption price equal to 100% of the principal amount redeemed plus a premium equal to the annual interest rate in effect on the date of redemption and all accrued and unpaid interest thereon, if any, to the date of redemption.
     On January 12, 2004, the Company completed a private offering of $365 million of Secured Notes maturing on January 10, 2010. The Secured Notes were redeemable by the Company at any time at specified redemption prices and were secured by substantially all of the Company’s assets. The proceeds from the offering were used to repay in full the outstanding indebtedness under the Company’s previously existing senior credit facility, pre-fund letters of credit supported by the revolving credit portion of the Company’s previously existing senior credit facility and pay fees and expenses incurred in connection with the transaction. The refinancing resulted in a charge in the first quarter of 2004 in the amount of $6.3 million related to the write off of the debt issuance costs associated with the senior credit facility. These notes were redeemed on December 30, 2005 as previously discussed.
     During the year ended December 31, 2004, the Company issued letters of credit to support its obligation to pay for certain original programming. As of December 31, 2004, there was approximately $24.6 million of outstanding letters of credit all of which had been pre-funded by the Company and were reflected as “deposits for programming letters of credit” in the accompanying consolidated balance sheets as of December 31, 2004. In the first quarter of 2005, the Company settled its obligations to pay for certain original programming and was refunded all of its deposits for programming letters of credit.
     In January 2002, the Company completed an offering of the Discount Notes which, as previously discussed, were redeemed on December 30, 2005. The unamortized discount on these notes at the time of redemption was approximately $2.4 million, which is included in the loss on the early extinguishment of debt recorded in 2005.
     Aggregate maturities of debt at December 31, 2005 are as follows (in thousands):

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006	$70
2007	80
2008	86
2009	95
2010	45
Thereafter	1,130,000

$1,130,376

     In connection with the Company’s term loans, First Priority Notes and Second Priority Notes, the Company incurred debt issuance costs totaling approximately $20.8 million which are amortized to interest expense over the term of the indebtedness using the interest method. Included in other assets as of December 31, 2005 and 2004, are unamortized debt issuance costs amounting to $21.4 million and $17.8 million, respectively.
10. INCOME TAXES
     The benefit (provision) for federal and state income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Current:
Federal	$—	$542	$—
State	(2,849)	132	119

	(2,849)	674	119

Deferred:
Federal	59,546	35,080	14,513
State	8,887	9,020	1,244
Change in valuation allowance	(50,927)	(63,525)	(22,427)

	17,506	(19,425)	(6,670)

Total benefit (provision) for income taxes	$14,657	$(18,751)	$(6,551)

     Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities as follows as of December 31, (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$451,620	$362,300
Programming	1,163	9,621
Deferred compensation	27,329	23,915
Deferred interest expense	—	43,290
Other	12,330	3,627

	492,442	442,753

Deferred tax asset valuation allowance	(484,989)	(434,062)

Net deferred tax assets	7,453	8,691
Deferred tax liabilities:
Basis difference on FCC licenses no longer amortized for financial reporting purposes under SFAS 142	(177,200)	(194,706)
Basis difference on other fixed assets and certain other intangible assets	(7,453)	(8,691)

Net deferred tax liability	$(177,200)	$(194,706)

     The reconciliation of the income tax benefit computed at the U.S. federal statutory tax rate, to the provision for income taxes is as follows (in thousands):

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2005	2004	2003
Tax benefit at U.S. federal statutory tax rate	$63,268	$38,199	$14,743
State income tax benefit, net of federal tax	7,683	4,344	1,264
Effect of increase in state tax rate on net deferred liabilities	1,604	4,864	—
State taxes resulting from Section 1031 settlement	(2,782)	—	—
Disqualified original issue discount	(3,202)	(2,832)	(2,451)
Non-deductible items	(263)	(264)	(247)
Valuation allowance	(50,927)	(63,525)	(22,427)
Tax benefit of disposed FCC license intangible	—	—	3,078
Other	(724)	463	(511)

Benefit (provision) for income taxes	$14,657	$(18,751)	$(6,551)

     The Company structured the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333 million of gain. The IRS examined the Company’s 1997 tax return and proposed to disallow all of the gain deferral. In addition, the IRS proposed an alternative position that, in the event the IRS is unsuccessful in disallowing all of the gain deferral, would disallow approximately $62 million of the $333 million gain deferral on the basis that some of the assets were not “like kind.” The Company filed a protest to these positions with the IRS appeals division.
     In June 2005, the Company reached a tentative settlement of this matter that would result in the recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of its radio division in 1997. Because the Company had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, the Company would not be liable for any federal tax deficiency, but would be liable for state income taxes. The Company has estimated the amount of state income taxes for which it would be liable as of December 31, 2005 to be approximately $2.8 million. In addition, the Company would be liable for interest on the tax liability for the period prior to the carry back of net operating losses and for interest on any state income taxes that may be due. The Company has estimated the combined amount of federal and state interest as of December 31, 2005 to be $3.8 million. Because the Company previously established a deferred tax liability at the time of the “like-kind” exchange and because the Company previously established a valuation allowance against its net operating losses, the use of losses to offset the additional gain to be recognized resulted in a $37.2 million reduction of the established valuation allowance. As a result of reaching the tentative settlement with the IRS in June 2005, the Company concluded that it is more likely than not that its net operating losses, up to the amount of the additional gain to be recognized, will be realized and that it is probable that it will incur additional state income taxes as well as federal and state interest expense. As a result, in 2005 the Company recognized an income tax benefit in the amount of $34.4 million resulting from the realization of its net operating losses, net of state income taxes. In addition, the Company recognized interest expense in the amount of $3.8 million resulting from federal and state income taxes. On March 15, 2006, the closing agreement was executed.
     The Company records deferred tax assets and liabilities based on the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all deferred tax assets will not be realized. As of December 31, 2005 and 2004, the Company has recorded a valuation allowance for its deferred tax assets (primarily resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as the Company believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. The Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to FCC license intangible assets. As a result, for the years ended December 31, 2005, 2004 and 2003 the Company recorded a provision for income taxes in the amount of $19.7 million (exclusive of the benefit related to the settlement with the IRS described above), $18.8 million and $6.6 million, respectively.
     Approximately $1.2 million of the $19.7 million of income tax expense for the year ended December 31, 2005 resulted from a change in the effective state income tax rate used to estimate the expected future state tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities. The change in the effective state income tax rate primarily resulted from the tentative settlement reached with the IRS.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of December 31, 2005 and 2004, the liability for deferred income taxes amounted to $177.2 million and $194.7 million, respectively. The decrease is due primarily to the tentative settlement reached in June 2005 with the IRS as described above, which resulted in a net decrease of $37.2 million in the Company’s net deferred tax asset valuation allowance, partially offset by the Company’s recording of its income tax expense for the year ended December 31, 2005.
     The Company’s tax provision is based on various factors including statutory rates and tax planning opportunities available in the various jurisdictions in which the Company operates. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the provision for income taxes and the associated realizability of deferred tax assets and liabilities. The Company establishes accruals when it becomes probable that a tax return position may be challenged and that the Company may not succeed in completely defending that challenge. The Company adjusts these accruals in light of changing facts and circumstances, such as the settlement of a tax audit. The Company’s annual tax rate includes the effect of accrual provisions and changes to accruals. While it is often difficult to predict the final outcome or the timing of resolution of any particular matter, the Company believes that its accruals reflect the probable outcome of known tax contingencies. Resolution of tax contingencies would be recognized as an increase or decrease to the Company’s tax rate in the period of resolution.
     In the fourth quarter of 2004, the Company recorded a $4.9 million deferred tax provision, of which $4.5 million pertained to periods prior to 2004, resulting from a change in the blended state income tax rate used to estimate the expected future state tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities.
     The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $1,150.6 million at December 31, 2005, expiring beginning in the year 2009 and ending in the year 2025. A portion of the net operating losses, amounting to approximately $10.0 million, is limited to annual utilization. Additionally, further limitations on the utilization of the Company’s net operating tax loss carryforwards could result in the event of certain changes in the Company’s ownership.
11. STOCK INCENTIVE PLANS
     The Company has established various stock incentive plans to provide incentives to directors, officers, employees and others who perform services for the Company through awards of options and shares of restricted stock. Awards granted under the plans are at the discretion of the Company’s Compensation Committee of the Board of Directors and may be in the form of either incentive or nonqualified stock options or awards of restricted stock. Awards granted under the plans generally vest over a three to five year period. At December 31, 2005, 2,040,572 shares of Class A common stock were available for additional awards under the plans.
     For the year ended December 31, 2005, the Company granted options under its 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase 831,916 shares of Class A common stock at an exercise price of $0.01 per share to certain employees and directors. Of these options, 740,250 provided for a one business day exercise period and were exercised for unvested shares of Class A common stock, which vested on November 7, 2005. The remaining 91,666 options that did not provide for an exercise period of one business day were not exercised and vested in 2005.
     On November 7, 2005, the Company reserved 50,000,000 shares of Class A common stock for issuance in connection with stock awards to its new chief executive officer and to its president and additional awards the Company has agreed to make under the Amended and Restated Stockholder Agreement between the Company and NBCU. The Company intends to adopt a new stock-based compensation plan and to submit this plan for the approval of its stockholders. The Paxson stockholders have agreed to vote their shares in favor of the adoption of the plan. Also on November 7, 2005, the Company granted options to purchase 8,333,334 shares of Class A common stock at a price of $0.42 per share and 8,333,333 shares of Class A common stock at a price of $1.25 per share, to its new chief executive officer and to its president and chief operating officer,, which vest on each of the eighteenth, twenty-fourth, thirty-sixth and forty-eighth month anniversaries of the grant date, subject to the early vesting provisions contained in the executives’ respective employment agreements.
     As of December 31, 2005, the Company had 18,564,674 stock options outstanding, of which 1,898,007 are fully vested, and 525,383 unvested shares of Class A common stock. For the twelve months ended December 31, 2005, the Company recognized approximately $10.7 million in stock based compensation expense, which included approximately $5.3 million pertaining to the accelerated vesting of previously unvested stock that resulted from the NBCU transactions described in Note 2, and approximately $1.1 million resulting from the restructuring described in Note 3 that is included in “restructuring charges” in the accompanying consolidated statements of operations.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In October 2003, the Company granted options under its 1998 Stock Incentive Plan, as amended, to purchase 3,598,750 shares of the Company’s Class A common stock at an exercise price of $0.01 per share to certain employees and directors. The options provided for a one business day exercise period. All holders of the options exercised their options and received Class A common stock subject to vesting restrictions. For the years ended December 31, 2004 and 2003, the Company recognized approximately $7.1 million and $1.5 million, respectively, in stock based compensation expense in connection with these grants.
     In October 2004, the Company completed an exchange offer pursuant to which 3,197,250 restricted shares of Class A common stock were exchanged for options to purchase an equivalent number of shares of Class A common stock, at an exercise price of $0.01 per share with identical vesting provisions as the original awards. The restricted shares were originally issued to certain employees and directors in the October 2003 grant. This exchange did not result in any additional stock-based compensation expense. The number of shares of Class A common stock issued and outstanding at the time of exchange was reduced by an amount equal to the number of restricted shares exchanged. In April 2005, the Company amended the terms of the stock option agreements of eligible holders to permit those persons holding unvested stock options to exercise, during a one business day period, the unvested options and purchase unvested shares of Class A common stock. As a result of this offer, which did not result in any additional stock-based compensation expense, eligible holders exercised unvested options resulting in the issuance of 2,678,175 unvested shares of Class A common stock. As discussed above, a substantial portion of these shares vested on November 7, 2005.
     In January 2003, the Company consummated a stock option exchange offer under which the Company granted to holders who tendered their eligible options in the exchange offer new options under the Company’s 1998 Stock Incentive Plan, as amended, to purchase one share of the Company’s Class A common stock for each two shares of Class A common stock issuable upon the exercise of tendered options, at an exercise price of $0.01 per share. The terms of the new options provided for a one business day exercise period. All holders who tendered their eligible options in the exchange offer exercised their new options. Approximately 5.5 million options issued under the Company’s stock option plans and 1.8 million additional nonqualified options were tendered in the exchange offer and approximately 2.6 million new shares of Class A common stock were issued upon exercise of the new options, net of approximately 1.0 million shares of Class A common stock withheld at the holders’ elections to cover withholding taxes and the option exercise price totaling approximately $2.4 million. The stock option exchange resulted in a non-cash stock-based compensation expense of approximately $8.7 million, of which approximately $8.6 million related to vested and unvested shares issued upon exercise of the new options was recognized in the year ended December 31, 2003 and the remaining $0.1 million was recognized in 2004. In addition, the remaining deferred stock compensation expense associated with the tendered options totaling approximately $2.5 million at December 31, 2002 was recognized using the straight-line method over the vesting period of the modified awards ($0.2 million was recognized in the year ended December 31, 2004 and $2.3 million was recognized in the year ended December 31, 2003). As of December 31, 2005, all of the restricted stock issued upon the exercise of options issued in the January 2003 exchange vested.
     A summary of the activity in the Company’s stock incentive plans is as follows for the years ended December 31,:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	5,336,713	$0.49	2,606,686	$2.70	9,103,336	$5.88
Granted	17,498,583	0.80	4,316,000	0.01	7,529,409	0.04
Forfeited	(363,551)	1.06	(915,625)	4.88	(6,410,350)	7.25
Exercised	(4,429,571)	0.01	(670,348)	0.01	(7,615,709)	0.04

Outstanding, end of year	18,042,174	0.89	5,336,713	0.49	2,606,686	2.70

Weighted average fair value of options granted during the year		$0.68		$1.64		$3.72
     The majority of the Company’s option grants have been at exercise prices which have been below the quoted market price of the underlying common stock at the date of grant. The preceding table includes grants that have not been approved by the Company’s stockholders.
     The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2005:

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Weighted
	Number	Average	Number
	Outstanding	Remaining	Exercisable at
	December 31,	Contractual	December 31,
Exercise Prices	2005	Life	2005
$0.01	523,996	3.4	523,996
$0.42	8,333,334	6.8	0
$1.00	360,000	0.6	360,000
$1.25	8,333,333	6.8	0
$2.11	2,500	1.3	2,500
$3.42	454,011	0.9	454,011
$7.25	35,000	2.4	35,000

	18,042,174		1,375,507

     The preceding table includes grants that have not been approved by the Company’s stockholders. In addition to the options granted under its stock incentive plans, the Company has granted nonqualified options to purchase shares of its Class A common stock to members of senior management and others. At December 31, 2005 and 2004, there were 522,500 options outstanding under these grants with a weighted average exercise price of $3.04, all of which options are exercisable and 500,000 of which expire in August 2006, 15,000 of which expire in October 2011 and 7,500 of which expire in May 2012.
     A summary of the activity in the Company’s nonqualified options not granted under its stock incentive plans is as follows for the years ended December 31,:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	522,500	$3.04	522,500	$3.04	2,322,500	$8.62
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	(1,800,000)	10.24
Exercised	—	—	—	—	—	—

Outstanding, end of year	522,500	3.04	522,500	3.04	522,500	3.04

Weighted average fair value of options granted during the year		$—		$—		$—
     The following table summarizes information about nonqualified options outstanding and exercisable at December 31, 2005:

		Weighted
		Average
		Remaining
	Number	Contractual	Number
Exercise Price	Outstanding	Life	Exercisable
$2.85	500,000	0.6	500,000
$7.25	22,500	6.0	22,500

	522,500		522,500

     On November 7, 2005, the Company awarded restricted stock units (RSUs) with respect to 9,333,333 shares of Class A common stock to its new chief executive officer and to its president. Each RSU notionally represents one share of the Company’s Class A common stock. Under the terms of the respective RSU grants, 1,333,333 RSUs have a purchase price of $0.01 and the remaining 8.0 million RSUs have no purchase price. One million RSUs were issued under the 1998 Stock Incentive Plan and will vest in five equal annual installments. The remaining RSU awards have not been approved by the Company’s stockholders, and vest in 25% increments on each of the eighteenth, twenty-fourth, thirty-sixth and forty-eighth month anniversaries of the Grant Date, subject to the early vesting provisions contained in the executives’ respective employment agreements. The Company recognized stock-based compensation expense of approximately $0.6 million in 2005 in connection with the RSU grants. Any shares of common stock received by the holders in settlement of RSUs will be subject to certain restrictions on voting and transferability, and will not be permitted to participate in the Tender Offer, if it takes place, described in Note 2.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. MANDATORILY REDEEMABLE PREFERRED STOCK
     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 requires liability classification for mandatorily redeemable equity instruments not convertible into common stock such as the Company’s 14 1/4% Junior Exchangeable Preferred Stock. The Company adopted SFAS No. 150 effective July 1, 2003. Upon adoption, the Company recorded a deferred asset for the unamortized issuance costs and recorded a liability for the mandatorily redeemable preferred stock balance related to its 14 1/4% Junior Exchangeable Preferred Stock. In addition, the amortization of the issuance costs and the dividends related to the 14 1/4% Junior Exchangeable Preferred Stock are being recorded as a non-operating expense included in pre-tax loss beginning July 1, 2003, as opposed to the recording of these costs as dividends and accretion on redeemable preferred stock in prior periods. Restatement of prior periods is not permitted upon adoption of SFAS No. 150. The redemption value of the 14 1/4% Junior Exchangeable Preferred Stock is classified as a current liability on the Company’s balance sheet as of December 31, 2005 because it is mandatorily redeemable on November 15, 2006. The Company’s 9 3/4% Series A Convertible Preferred Stock and 11% Series B Convertible Exchangeable Preferred Stock were not affected by the provisions of SFAS No. 150 because of their equity conversion features.
     The following represents a summary of the changes in the Company’s mandatorily redeemable preferred stock for the three years ended December 31, 2005, 2004 and 2003 and the aggregate liquidation preference and accumulated dividends as of December 31, 2005 (in thousands):

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	14 1/4% Junior	9 3/4%	11% Series B
	Exchangeable	Convertible	Convertible
	Preferred	Preferred	Exchangeable
	Stock	Stock	Preferred Stock	Total
Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2003	$354,498	$114,320	$524,283	$993,101
Accretion	596	499	—	1,095
Accrual of cumulative dividends	24,044	11,765	33,200	69,009
Reclassification as a liability on July 1, 2003	(379,138)	—	—	(379,138)

Balance at December 31, 2003	—	126,584	557,483	684,067
Accretion	—	503	—	503
Accrual of cumulative dividends	—	12,955	43,220	56,175

Balance at December 31, 2004	—	140,042	600,703	740,745
Accretion	—	506	—	506
Issuance of additional preferred stock	—	—	2,500	2,500
Accrual of cumulative dividends	—	14,264	19,506	33,770

Balance at December 31, 2005	$—	$154,812	$622,709	$777,521

Mandatorily redeemable preferred stock:
Balance at July 1, 2003	$379,138
Reclassification of unamortized issuance costs on July 1, 2003	4,062
Accrual of cumulative dividends from July 1, 2003 thorugh December 31, 2003	27,539

Balance at December 31, 2003	410,739
Accrual of cumulative dividends	60,616

Balance at December 31, 2004	471,355
Accrual of cumulative dividends	69,561

Balance at December 31, 2005	$540,916

Aggregated liquidation preference and accumulated dividends at December 31, 2005	$540,916	$155,323	$622,709	$1,318,948

The Company is required to redeem the 14 1/4% Junior Exchangeable Preferred Stock and 9 3/4% Convertible Preferred Stock by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities at their mandatory redemption dates, which reflects the aggregate liquidation preference plus accumulated and unpaid dividends, are approximately $609.9 million and $171.0 million, respectively. The Company presently does not have the financial resources to redeem these securities and does not anticipate having sufficient resources to redeem these securities at their scheduled redemption dates. The terms of the Company’s outstanding debt limit the amount of these securities that the Company is permitted to redeem. If the Company does not redeem these series of preferred stock by their scheduled redemption dates, the holders of each series will have the right, each voting separately and as one class, to elect two additional members to the Company’s board of directors.
14 1/4% Junior Exchangeable Preferred Stock
     During 1998, the Company issued 20,000 shares of Cumulative Junior Exchangeable Preferred Stock (the “Junior Exchangeable Preferred Stock”) with a $200.0 million aggregate liquidation preference for gross proceeds of an equivalent amount. At December 31, 2005 and 2004, the Company had authorized 72,000 shares of Junior Exchangeable Preferred Stock of which 53,145 and 46,310 shares were issued and outstanding, respectively. Holders of the Junior Exchangeable Preferred Stock were initially entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 are paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase 1% for that dividend payment period.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Because the Company elected to pay dividends in additional shares, the dividend rate increased to 14 1/4% after May 15, 2003 in accordance with the terms of the security.
Upon a change of control, the Company is required to offer to purchase the Junior Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof plus accumulated and unpaid dividends. The Company may, provided it is not contractually prohibited from doing so, exchange the outstanding Junior Exchangeable Preferred Stock on any dividend payment date for 14 1/4% Exchange Debentures due 2006. The Exchange Debentures have redemption features similar to those of the Junior Exchangeable Preferred Stock. For the years ended December 31, 2005, 2004 and 2003, the Company paid dividends of approximately $68.3 million, $59.6 million and $50.2, respectively, by the issuance of additional shares of Junior Exchangeable Preferred Stock. Accrued Junior Exchangeable Preferred Stock dividends aggregated approximately $9.5 million and $8.2 million at December 31, 2005 and 2004, respectively.
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
     At December 31, 2005 and 2004, the Company had authorized 17,500 shares of $0.001 par value Convertible Preferred Stock of which 15,532 and 14,105 shares were issued and outstanding, respectively. Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 9 3/4%, payable quarterly beginning September 30, 1998 and accumulating from the issue date. The Company may pay dividends either in cash, in additional shares of Convertible Preferred Stock, or (subject to an increased dividend rate) by the issuance of shares of Class A common stock equal in value to the amount of such dividends. For the years ended December 31, 2005, 2004 and 2003, the Company paid dividends of approximately $14.3 million, $13.0 million and $11.8 million, respectively, by the issuance of additional shares of Convertible Preferred Stock. At December 31, 2005 and 2004, there were no accrued and unpaid dividends on the Convertible Preferred Stock.
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
11% Series B Convertible Preferred Stock
     On September 15, 1999, NBCU acquired $415 million aggregate liquidation preference of a new series of the Company’s convertible exchangeable preferred stock which accrues cumulative dividends from the issue date at an initial annual rate of 8% and was convertible (subject to adjustment ) into 31,896,032 shares of the Company’s Class A common stock at an initial conversion price of $13.01 per share, which increased at a rate equal to the dividend rate ($18.83 per share at December 31, 2004). On September 15, 2004, the rate at which dividends accrue on the Series B preferred stock was adjusted to 16.2% from 8% as required by the terms of the Series B preferred stock. At December 31, 2004, the Company had 41,500 shares of $0.001 par value Series B preferred stock authorized, issued and outstanding.
     Following litigation between NBCU and the Company over the dividend rate reset provisions of the Series B preferred stock, on April 29, 2005 the Delaware Court of Chancery held that the dividend rate on the Company’s Series B preferred stock should be reset to 28.3% per annum as of September 15, 2004.
     On November 7, 2005, as part of the series of agreements entered into by the Company and NBCU, as more fully described in Note 2, NBCU and the Company restructured the Series B preferred stock and settled all litigation and arbitration proceedings between them. In connection with the restructuring of the Series B preferred stock, the Company issued to NBCU an additional 18,857 shares of Series B preferred stock ($188.6 million aggregate liquidation preference) in full satisfaction of the Company’s

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
obligations for accrued and unpaid dividends on the Series B preferred stock through September 30, 2005, which aggregated $288.6 million as of that date, based on the disputed 28.3% dividend rate. Also on November 7, 2005, the Company issued to NBCU an additional 250 shares of Series B preferred stock for $2.5 million in cash. NBCU and the Company reduced the dividend rate on the Series B preferred stock to 11%, which accrued on the adjusted $603.6 million outstanding liquidation preference between October 1, 2005 and November 7, 2005, and on the $606.1 million outstanding liquidation preference from and after November 7, 2005. In addition, the redemption date of the Series B preferred stock was extended to December 31, 2013, and the price at which the Series B preferred stock may be converted into common stock was reduced to $2.00 per share (from $22.06 per share as of September 30, 2005), which increases from September 30, 2005 at the same rate as the annual dividend rate. NBCU and the Company amended and restated the certificate of designation of the Series B preferred stock to reflect these and other agreed changes.
     The following table presents the redemption value of the Series B preferred stock outstanding should the Company elect to redeem the preferred stock in the indicated year, assuming no dividends are paid in cash prior to redemption (in thousands):

Series B Convertible
Preferred Stock
At December 31,	11%
2006	$689,376
2007	756,044
2008	822,712
2009	889,379
2010	956,047
Covenants Under Preferred Stock
     The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets. As of December 31, 2005, the Company was in compliance with all of its preferred stock covenants.
13. COMMON STOCK AND COMMON STOCK WARRANTS
     Class A common stock and Class B common stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A common stock entitled to one vote and each share of Class B common stock entitled to ten votes; Class C common stock is non-voting. Each share of Class B common stock is convertible, at the option of its holder, into one share of Class A common stock at any time. Under certain circumstances, Class C common stock may be converted, at the option of the holder, into Class A common stock.
     In connection with the NBCU transactions described in Note 2, the warrants to purchase up to 13,065,507 shares of Class A Common stock at an exercise price of $12.60 per share (“Warrant A”) and up to 18,966,620 shares of Class A Common Stock (“Warrant B”) at an exercise price equal to the average of the closing sale prices of the Class A Common Stock for the 45 consecutive trading days ending on the trading day immediately preceding the warrant exercise date, which were acquired by NBCU in 1999, were canceled.
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
     On November 6, 2005, the Board of Directors of the Company authorized an amendment of the Company’s certificate of incorporation to increase the Company’s authorized common stock to 857,000,000 shares, consisting of 505,000,000 shares of Class A Common Stock, 35,000,000 shares of Class B Common Stock, and 317,000,000 shares of Class C Non-Voting Common Stock, and directed that this amendment be submitted to a vote of the Company’s stockholders. Under the terms of the Amended and Restated Stockholder Agreement, the Paxson Stockholders agreed to vote their shares of Class A and Class B common stock in favor of this amendment.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:
     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The fair values approximate the carrying values due to their short term nature.
     Investments in broadcast properties. The fair value of investments in broadcast properties is estimated based upon an independent appraisal. The fair value approximates the carrying value.
     Long-term debt. The fair value of the Company’s long-term debt at December 31, 2005 approximates its carrying value as this debt was issued on December 30, 2005. The fair market values of the Company’s Secured Notes, Subordinated Notes and Discount Notes were estimated based on year end quoted market prices for such securities. At December 31, 2004, the estimated fair values of the Company’s Secured Notes, Subordinated Notes and Discount Notes were approximately $368.7 million, $210.0 million and $464.0 million, respectively.
     Mandatorily redeemable securities. The fair value of the Company’s mandatorily redeemable preferred stock is estimated based on quoted market prices plus accumulated but unpaid dividends, except for the Series B preferred stock, which is estimated at the December 31, 2005 and 2004 aggregate liquidation preference plus accumulated dividends as no quoted market prices are available for these securities. The estimated fair value of the Company’s mandatorily redeemable preferred stock as of December 31, is as follows (in thousands):

	2005	2004
14 1/4% Junior Exchangeable Preferred	$470,597	$346,446
9 3/4% Convertible Preferred	108,369	77,582
11% Series B Convertible Preferred	622,709	600,703

	$1,201,675	$1,024,731

15. COMMITMENTS AND CONTINGENCIES
Leases
     Future minimum annual payments under non-cancelable operating leases for broadcasting facilities and equipment as of December 31, 2005 are as follows (in thousands):

2006	$19,548
2007	16,679
2008	15,331
2009	12,979
2010	12,866
Thereafter	95,550

$172,953

     The Company incurred total operating expenses of approximately $22.8 million, $25.4 million and $18.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, under these leases. In the fourth quarter of 2004, the Company recorded an adjustment in the amount of $4.0 million in order to recognize additional lease expense for lease arrangements that provide for escalating lease payments. Approximately $3.1 million pertained to periods prior to 2004.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     During 2005 the Company determined that certain of its operating leases contain provisions that constitute an asset retirement obligation, mainly as a result of towers on which the Company leases space for broadcast antennas and ground leases where the Company has constructed broadcast towers and installed related equipment. These leases require the Company to remove all of its equipment from the leased property upon the termination of the lease and, in certain cases, require the Company to restore the property to its original condition upon the termination of the lease. As a result, the Company recognized asset retirement obligations in the amount of $1.8 million for the estimated fair value of future expenditures the Company expects to incur as a result of the terms of the respective operating leases. In addition, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, the Company increased the carrying amount of the related property and equipment by $1.2 million, recorded accretion expense of $0.7 million and recorded depreciation expense of $0.5 million during 2005. A substantial portion of the liability recognized in 2005 pertains to prior periods.
     In December 2001, the Company completed the sale and leaseback of certain of its tower assets for aggregate proceeds of $34.0 million. This transaction resulted in a deferred gain of approximately $5.2 million which is being recognized over the lease term as a reduction of rent expense. As part of the transaction, the Company entered into operating leases related to both its analog and digital antennas at these facilities for terms of up to 20 years. Annual rent expense over the lease term is approximately $4.0 million. For certain tower assets with a net book value of approximately $2.2 million as of December 31, 2005 and 2004, the Company has been unable to transfer title or assign leases to the buyer. The Company is in the process of transferring title and assigning leases to the buyer. These assets are included in assets held for sale in the accompanying consolidated balance sheets. In the interim, at closing, the Company entered into management agreements with the buyer on terms consistent with the operating leases. Included in the $34.0 million proceeds was approximately $12.1 million of deferred consideration for the managed sites. Of the $12.1 million deferred consideration received, $2.2 million remained as of December 31, 2005 and 2004 and is included in other long-term liabilities in the accompanying consolidated balance sheets. Under the terms of the agreement with the buyer, the proceeds received by the Company related to these assets are not refundable to the buyer in the event the Company is unable to complete the transfer of title for these assets.
Employment Agreements
     As of December 31, 2005 the Company is obligated under employment agreements with its senior management to make payments totaling approximately $6.8 million in 2006, $3.9 million in 2007 and $1.5 million in 2008. For a majority of the employment agreements (with aggregate annual commitments amounting to $5.0 million) with some of the Company’s senior executives and managers, the Company may, under certain circumstances, also be required to make separation payments to these employees for periods ranging from six months to two years of salary continuation. In addition, the employment agreements with the Company’s Chief Executive Officer and Chief Operating Officer may, under certain circumstances, require separation payments aggregating to $10.7 million over a period of two to four years.
Investment Commitments
     In 1997, the Company paid $2.0 million for an option to acquire a television station serving the Memphis, Tennessee market and simultaneously paid $2.0 million for an option to acquire a television station serving the New Orleans, Louisiana market. The Company may exercise its rights to acquire these television stations for an option exercise price of $18.0 million for each station beginning January 1, 2007 through December 31, 2008. The owners of these stations also have the right to require the Company to purchase these stations at any time after January 1, 2007 through December 31, 2008 at the same prices. These stations are currently operating under TBAs with the Company. The purchase of these assets is subject to various conditions, including the receipt of regulatory approvals. The completion of these investments is also subject to several factors and to the satisfaction of various conditions, and there can be no assurance that these investments will be completed. As discussed in Note 1, for the years ended December 31, 2004 and 2003, the Company recorded an impairment charge of $0.5 million and $5.2 million, respectively, in connection with the purchase option for one of these stations.
Routine Litigation
     The Company is involved in routine litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these routine matters will not have a material effect on the Company’s consolidated financial position or results of operations and cash flows.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information and non-cash operating, investing and financing activities are as follows (in thousands):

	For the Years ending December 31,
	2005	2004	2003
Supplemental disclosures of cash flow information:
Cash paid for interest	$58,087	$36,906	$41,883

Cash paid for income taxes	$297	$250	$1,053

Non-cash operating, investing and financing activities:
Programming received in a settlement	$—	$—	$1,000

Amortization of debt discount	$55,227	$49,172	$43,660

Dividends accrued on redeemable and convertible preferred stock	$33,770	$56,175	$69,009

Discount accretion on redeemable and convertible securities	$506	$503	$1,095

Stock option exercise proceeds and withholding taxes remitted through withholding of shares received upon exercise	$—	$—	$2,359

Reduction of stock subscription notes receivable through offset of deferred and other compensation	$—	$37	$770

17. COMPREHENSIVE LOSS
     For the year ended December 31, 2005 and 2004, net loss was equal to comprehensive loss. For the twelve months ended December 31, 2003, comprehensive loss was comprised of the following (in thousands):

Net loss	$(76,213)
Unrealized gain on interest rate swap	3,146

Comprehensive loss	$(73,067)

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
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

	For the 2005 Quarters Ended
	December 31 (5)	September 30 (4)	June 30 (3)	March 31 (2)
	(In thousands except share and per share data)
NET REVENUES	$63,241	$59,355	$63,270	$68,310

Expenses, excluding depreciation and amortization	52,858	69,753	46,863	66,494
Depreciation and amortization	10,749	8,973	10,119	8,952

Total expenses	63,607	78,726	56,982	75,446

(Loss) gain on sale or disposal of broadcast and other assets, net	(965)	(33)	(510)	(57)

Operating income (loss)	$(1,331)	$(19,404)	$5,778	$(7,193)

Net loss attributable to common stockholders	$(32,200)	$(105,204)	$(41,750)	$(95,877)

Basic and diluted loss per common share	$(0.45)	$(1.51)	$(0.60)	$(1.40)

Weighted average common shares outstanding	71,499,612	69,485,376	69,243,242	68,684,198

Stock price(1)
High	$1.15	$0.65	$1.56	$2.15
Low	$0.37	$0.42	$0.53	$0.48

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     (1) The Company’s Class A common stock is listed on the American Stock Exchange under the symbol PAX.
     (2) In the first quarter of 2005, the Company recorded $14.8 million of dividends pertaining to the period September 15, 2004 through December 31, 2004 in connection with an April 29, 2005 court ruling that the dividend rate on the Company’s Series B preferred stock be increased from 16.2% to 28.3% effective September 15, 2004 (see Notes 2 and 12).
     (3) In the second quarter of 2005, the Company settled an insurance claim and received cash of $16.8 million, which was recorded as a reduction in operating expenses (see Note 5). In addition, the Company reached a tentative settlement with the IRS regarding the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code. As a result of the tentative settlement, the Company recorded an income tax benefit of $34.8 million (see Note 10). Also in the second quarter of 2005, the Company recorded additional depreciation expense of approximately $1.2 million due to the shortened amortizable lives of certain leasehold improvements at JSA locations in connection with the termination of the related JSA agreements (see Note 3).
     (4) In the third quarter of 2005, the Company recorded a restructuring charge of $24.3 million, which consisted primarily of the recognition of a liability for costs that will continue to be incurred under the remaining term of a contract that no longer provides any economic benefit to the Company (see Note 3).
     (5) On November 7, 2005, the Company issued to NBCU $188.6 million of aggregate liquidation preference Series B preferred stock in full satisfaction of the Company’s obligations for accrued and unpaid dividends on the Series B preferred stock through September 30, 2005, which aggregated $288.6 million as of that date, based on the aforementioned 28.3% dividend rate (see Notes 2 and 12). As a result, in the fourth quarter of 2005, the Company reduced its accrued dividends, and increased net income attributable to common stockholders, by $94.9 million, net of expenses incurred in connection with the restructuring of the terms of the Series B preferred stock. Also in the fourth quarter of 2005, the Company recorded stock-based compensation of $5.3 million related to the accelerated vesting of stock options as a result of the transactions described in Note 2 and $0.8 million of additional depreciation expense in connection with increases to property and equipment resulting from the recognition of certain tax liabilities. In addition, the Company recorded a charge of approximately $1.0 million related to the obsolescence and disposal of some of its property and equipment.

	For the 2004 Quarters Ended
	December 31(2)(4)	September 30(3)	June 30	March 31(2)
	(In thousands except share and per share data)
NET REVENUES	$69,587	$65,872	$69,877	$71,294

Expenses, excluding depreciation and amortization	67,383	57,754	61,908	63,176
Depreciation and amortization	11,440	10,527	11,437	10,260

Total expenses	78,823	68,281	73,345	73,436

(Loss) gain on sale or disposal of broadcast and other assets, net	(1,164)	42	6,067	(109)

Operating (loss) income	$(10,400)	$(2,367)	$2,599	$(2,251)

Net loss attributable to common stockholders	$(78,694)	$(58,034)	$(48,776)	$(60,231)

Basic and diluted loss per common share	$(1.15)	$(0.85)	$(0.72)	$(0.89)

Weighted average common shares outstanding	68,511,860	68,372,183	68,134,814	67,540,702

Stock price(1)
High	$1.74	$3.30	$4.00	$4.60
Low	$0.90	$1.30	$2.15	$3.51

(1)	The Company’s Class A common stock is listed on the American Stock Exchange under the symbol PAX.

(2)	In first quarter of 2004, the Company recorded an insurance reimbursement of $1.1 million as insurance recoveries in other income in the consolidated statements of operations. In the fourth quarter of 2004, the Company reclassified the insurance recoveries received in the first quarter to selling, general and administrative expenses in order to offset 2004 expenses incurred in connection with litigation over the extent of the Company’s insurance coverage.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Includes a charge of $4.6 million for an adjustment of programming to net realizable value resulting from a change in estimated future advertising revenues expected to be generated by certain programming as a result of a change in expected usage of such programming, a $3.0 million reduction in music license fees resulting from the conclusion of a dispute and the commencement of a new agreement with a music license organization, and $1.1 million in costs incurred in connection with a required adjustment of the dividend rate with respect to the Company’s Series B preferred stock held by NBCU.

(4)	In the fourth quarter of 2004, the Company recorded an adjustment in the amount of $4.0 million in order to recognize additional lease expense for lease arrangements that provided for escalating lease payments and a $4.9 million adjustment to recognize additional provisions for income taxes resulting from a change in the state income tax rate used to determine the provision and a $1.7 million amortization expense charge for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease term.
19. SUBSEQUENT EVENTS
     On February 22, 2006, the Company entered into two floating to fixed interest rate swap arrangements with a combined notional amount of $1.13 billion. The effect of these arrangements is to fix the interest rates on the $725 million aggregate amount of term loans and First Priority Notes and $405 million principal amount of Second Priority Notes (see Note 9) at 8.355% and 11.36%, respectively. These contracts terminate on the maturity date of the underlying debt being hedged. The Company intends to account for these interest rate swaps as cash flow hedges.
     On February 28, 2006, the Company announced that it will be changing its name to Ion Media Networks, Inc. The name change will be presented to stockholders for approval at the Company’s annual meeting of stockholders scheduled for June 23, 2006. The Company also announced that it will be changing its American Stock Exchange ticker symbol from PAX to ION, effective April 3, 2006.
     In January 2006, Directv, Inc. filed a complaint against the Company seeking a declaratory ruling that it has the right to terminate its September 2002 affiliation agreement with the Company and cease distributing the Company’s network programming. Under the affiliation agreement, Directv provides the Company’s network programming to substantially all its subscribers and also carries some of the Company’s stations in the local markets served by those stations. Directv had previously asserted that the Company’s present programming violates the content restrictions of the affiliation agreement and had given the Company a notice purporting to terminate the affiliation agreement, effective February 28, 2006.
     On February 28, 2006, the Company entered into an agreement with Directv, in which Directv agreed to delay any termination of the affiliation agreement and stay any further action in the court proceeding for 30 days in order to allow the parties time to negotiate a settlement of the dispute. The Company is currently negotiating with Directv in an effort to resolve this matter and maintain the distribution of its network programming to Directv’s subscribers.
     On March 15, 2006, the IRS executed the closing agreement to settle the dispute regarding the Company’s disposition of its radio division (see Note 10).

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     Paxson Communications Corporation (the “Parent Company”) and its wholly owned subsidiaries are joint and several guarantors under the Company’s debt obligations. There are no restrictions on the ability of the guarantor subsidiaries or the Parent Company to issue dividends or transfer assets to any other subsidiary guarantors. The accounts of the Parent Company include network operations, network sales, programming and other corporate departments. The accounts of the wholly owned subsidiaries primarily include the television stations owned and operated by the Company. PMC is a special purpose entity (see Notes 1 and 4) that is consolidated into the Parent Company under FIN 46.
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
CONDENSED CONSOLIDATING BALANCE SHEETS:

	As of December 31, 2005 (in thousands)
		Wholly Owned		Consolidating	Consolidated
	Parent Company	Subsidiaries	PMC	Adjustments	Group
Assets
Current assets	$122,596	$9,580	$1,659	$(1,462)	$132,373
Receivable from wholly owned subsidiaries	891,601	—	—	(891,601)	—
Intangible assets, net	46,446	835,245	—	—	881,691
Property, equipment and other assets, net	36,421	87,380	—	8,391	132,192

Total assets	$1,097,064	$932,205	$1,659	$(884,672)	$1,146,256

Liabilities, Mandatorily Redeemable and Convertible Preferred Stock, Contingent stock purchase obligation and Stockholders’ Deficit
Current liabilities	$603,300	$23,143	$1,500	$(1,462)	$626,481
Deferred income taxes	177,200	—	—	—	177,200
Accrued restructuring charges	—	7,240	—	—	7,240
Long term debt, net of current portion	1,122,213	—	—	—	1,122,213
Notes payable to Parent Company	—	891,601	—	(891,601)	—
Other long-term liabilities	8,515	18,612	—	159	27,286

Total liabilities	1,911,228	940,596	1,500	(892,904)	1,960,420
Mandatorily redeemable and convertible preferred stock	777,521	—	—	—	777,521
Contingent stock purchase obligation	2,410	—	—	—	2,410
Commitments and contingencies Stockholders’ deficit	(1,594,095)	(8,391)	159	8,232	(1,594,095)

Total liabilities, mandatorily redeemable and convertible preferred stock, and stockholders’ deficit	$1,097,064	$932,205	$1,659	$(884,672)	$1,146,256

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Twelve Months Ended December 31, 2005 (in thousands)
		Wholly Owned		Consolidating	Consolidated
	Parent Company	Subsidiaries	PMC	Adjustments	Group
NET REVENUES	$165,645	$88,531	$161	$(161)	$254,176

Expenses:
Programming and broadcast operations	12,282	44,617	—	—	56,899
Program rights amortization	61,091	—	—	—	61,091
Selling, general and administrative	59,907	38,398	—	(161)	98,144
Depreciation and amortization	13,251	25,542	—	—	38,793
Insurance recoveries	(15,652)				(15,652)
Restructuring charges	4,498	26,408	—	—	30,906
Other operating expenses	—	4,580	—	—	4,580

Total operating expenses	135,377	139,545	—	(161)	274,761
Loss on sale or disposal of broadcast and other assets, net	(295)	(1,270)	—	—	(1,565)

Operating income (loss)	29,973	(52,284)	161	—	(22,150)

Other income (expense):
Interest expense	(3,298)	(107,418)	—	—	(110,716)
Dividends on mandatorily redeemable preferred stock	(69,561)	—	—	—	(69,561)
Loss on extinguishment of debt	(54,127)				(54,127)
Other income (expense), net	7,091	(703)	—	—	6,388
Equity in losses of consolidated subsidiaries	(160,405)	—	—	160,405	—

Loss before income taxes	(250,327)	(160,405)	161	160,405	(250,166)
Income tax provision	14,657	—	—	—	14,657

Net loss before minority interest	(235,670)	(160,405)	161	160,405	(235,509)
Minority interest	—	—	—	(161)	(161)

Net loss	(235,670)	(160,405)	161	160,244	(235,670)
Dividends and accretion on redeemable and convertible preferred stock	(39,361)	—	—	—	(39,361)

Net loss attributable to common stockholders	$(275,031)	$(160,405)	$161	$160,244	$(275,031)

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

	Twelve Months Ended December 31, 2005 (in thousands)
		Wholly Owned		Consolidating	Consolidated
	Parent Company	Subsidiaries	PMC	Adjustments	Group
Net cash (used in) provided by operating activities	$(9,319)	$12,169	$197	$—	$3,047

Cash flows from investing activities:
Decrease in short term investments	5,993	—	—	—	5,993
Refund of programming letters of credit	24,603	—	—	—	24,603
Increase in restricted cash	(2,410)	—	—	—	(2,410)
Purchases of property and equipment	(5,283)	(10,053)	—	—	(15,336)
Proceeds from sale of broadcast assets	70	—	—	—	70
Acquisition of intangible assets	(2,000)	(2,122)	—	—	(4,122)

Net cash provided by (used in) investing activities	20,973	(12,175)	—	—	8,798

Cash flows from financing activities:
Repayments of long-term debt	(1,102,988)	—	—	—	(1,102,988)
Borrowings of long-term debt	1,121,900	—	—	—	1,121,900
Payment of loan origination costs	(19,327)	—	—	—	(19,327)
Expenses related to preferred stock restructuring	(5,085)	—	—	—	(5,085)
Proceeds from the issuance of preferred stock	2,500	—	—	—	2,500
Payments of employee withholding taxes on exercise of stock options, net	(8)	—	—	—	(8)
Proceeds from exercise of common stock options, net	9	—	—	—	9

Net cash used in financing activities	(2,999)	—	—	—	(2,999)

Increase (decrease) in cash and cash equivalents	8,655	(6)	197	—	8,846
Cash and cash equivalents, beginning of period	82,015	32	—	—	82,047

Cash and cash equivalents, end of period	$90,670	$26	$197	$—	$90,893

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Twelve Months Ended December 31, 2004
		Wholly Owned	Consolidating	Consolidated
	Parent Company	Subsidiaries	Adjustments	Group
		(In thousands)
NET REVENUES	$168,252	$108,378	$—	$276,630

Expenses:
Programming and broadcast operations	13,873	43,611	—	57,484
Program Rights Amortization	53,616	—	—	53,616
Selling, general and administrative	68,901	61,114	—	130,015
Adjustment of programming to net realizable value	4,645	—	—	4,645
Other operating expense	—	4,461	—	4,461
Depreciation and amortization	13,545	30,119	—	43,664

Total operating expenses	154,580	139,305	—	293,885
Gain on sale or disposal of broadcast and other assets, net	817	4,019	—	4,836

Operating income (loss)	14,489	(26,908)	—	(12,419)

Other income (Expense):
Interest expense	12,957	(107,149)	—	(94,192)
Dividends on mandatorily redeemable preferred stock	(60,616)	—	—	(60,616)
Other income, net	4,280	12	—	4,292
Loss on extinguishment of debt	(6,286)	—	—	(6,286)
Equity in losses of consolidated subsidiaries	(134,045)	—	134,045	—

(Loss) income before income taxes	(169,221)	(134,045)	134,045	(169,221)
Income tax provision	(18,751)	—	—	(18,751)

Net (loss) income	(187,972)	(134,045)	134,045	(187,972)
Dividends and accretion on redeemable and convertible preferred stock	(57,763)	—	—	(57,763)

Net (loss) income attributable to common stockholders	$(245,735)	$(134,045)	$134,045	$(245,735)

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS:

	Twelve Months Ended December 31, 2003
		Wholly
	Parent	Owned	Consolidating	Consolidated
	Company	Subsidiaries	Adjustments	Group
		(In thousands)
NET REVENUES	$169,086	$101,853	$—	$270,939

Expenses:
Programming and broadcast operations	15,979	37,847	—	53,826
Program Rights Amortization	51,082	—	—	51,082
Selling, general and administrative	63,830	61,095	—	124,925
Other operating expense	1,001	4,516	—	5,517
Depreciation and amortization	7,751	35,232	—	42,983

Total operating expenses	139,643	138,690	—	278,333
Gain on sale or disposal of broadcast and other assets, net	9,921	41,668	—	51,589

Operating income	39,364	4,831	—	44,195

Other income (Expense):
Interest expense	(91,698)	(504)	—	(92,202)
Dividends on mandatorily redeemable preferred stock	(27,539)	—	—	(27,539)
Other income, net	5,803	81	—	5,884
Equity in income of consolidated subsidiaries	4,408	—	(4,408)	—

(Loss) income before income taxes	(69,662)	4,408	(4,408)	(69,662)
Income tax provision	(6,551)	—	—	(6,551)

Net (loss) income	(76,213)	4,408	(4,408)	(76,213)
Dividends and accretion on redeemable and convertible preferred stock	(70,104)	—	—	(70,104)

Net (loss) income attributable to common stockholders	$(146,317)	$4,408	$(4,408)	$(146,317)

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

PAXSON COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SCHEDULE II
PAXSON COMMUNICATIONS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2005

	Column A	Column B	Column C	Column D		Column E
		Additions
		Charged
	Balance at	to Costs
	Beginning	and				Balance at
	of Year	Expenses	Other	Deductions		End of Year
	(In thousands)
For the year ended December 31, 2005:
Allowance for doubtful accounts	$648	$(27)	$—	$(224	)(1)	$397
Deferred tax assets valuation allowance.	$434,062	$88,093 (2)		$(37,166	)(4)	$484,989
Restructuring reserves	$2	$30,489	$—	$(8,444	)(3)	$22,047
For the year ended December 31, 2004:
Allowance for doubtful accounts	$1,090	$155	$—	$(597	)(1)	$648
Deferred tax assets valuation allowance	$370,537	$63,525 (2)	$—	$—		$434,062
Restructuring reserves	$145	$(5)	$—	$(138	)(3)	$2
For the year ended December 31, 2003:
Allowance for doubtful accounts	$2,100	$(418)	$—	$(592	)(1)	$1,090
Deferred tax assets valuation allowance	$348,110	$22,427 (2)	$—	$—		$370,537
Restructuring reserves	$1,522	$48	$—	$(1,425	)(3)	$145

(1)	Write off of uncollectible receivables.

(2)	Valuation allowance for net deferred tax assets due to uncertainty surrounding the Company’s utilization of future tax benefits.

(3)	Cash payments of contractual and lease obligations and termination benefits.

(4)	Reduction due to the utilization of net operating losses resulting from the tentative settlement with the IRS (see Note 10).