Form 10-Q
period 2006-03-31
PAXSON COMMUNICATIONS CORP
filed 2006-05-12
CIK 923877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a Large Accelerated filer, an Accelerated filer, or a Non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2006:

Class of Stock	Number of Shares

Common stock-Class A, $0.001 par value per share	65,018,340
Common stock-Class B, $0.001 par value per share	8,311,639

PAXSON COMMUNICATIONS CORPORATION
INDEX

		Page
Part I —	Financial Information

	Item 1. Financial Statements
	Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	4
	Unaudited Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2006	5
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	6
	Notes to Unaudited Consolidated Financial Statements	7
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
	Item 4. Controls and Procedures	23

Part II —	Other Information

	Item 1. Legal Proceedings	24
	Item 6. Exhibits	25
	Signature	27
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO and CFO

Part I — Financial Information
Item 1. Financial Statements
PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,231	$90,893
Accounts receivable, net of allowance for doubtful accounts of $418 and $397, respectively	15,208	17,510
Program rights	13,260	18,630
Amounts due from Crown Media	958	1,655
Prepaid expenses and other current assets	4,633	3,685

Total current assets	136,290	132,373
Property and equipment, net	90,524	93,080
Intangible assets:
FCC license intangible assets	845,638	845,592
Other intangible assets, net	33,330	36,099
Program rights, net of current portion	5,602	7,486
Investments in broadcast properties	2,077	2,103
Other assets, net	34,838	29,523

Total assets	$1,148,299	$1,146,256

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, CONTINGENT COMMON STOCK AND STOCK OPTION PURCHASE OBLIGATIONS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$34,100	$40,140
Accrued interest	31,572	6,321
Current portion of accrued restructuring charges	13,388	14,807
Obligations for program rights	1,894	3,398
Obligations to CBS	5,433	7,664
Obligations for cable distribution rights	2,549	2,549
Mandatorily redeemable preferred stock	559,848	540,916
Deferred revenue	10,329	10,616
Current portion of notes payable	71	70

Total current liabilities	659,184	626,481
Accrued restructuring charges, net of current portion	4,231	7,240
Deferred revenue, net of current portion	11,616	12,231
Deferred income taxes	181,956	177,200
Term loans and notes payable, net of current portion	1,122,474	1,122,213
Other long-term liabilities	14,540	15,055

Total liabilities	1,994,001	1,960,420

Mandatorily redeemable and convertible preferred stock	798,102	777,521

Contingent common stock and stock option purchase obligations	6,910	2,410

Commitments and contingencies (See Notes to Unaudited Consolidated Financial Statements)

Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 215,000,000 shares authorized, 64,998,340 and 64,910,506 shares issued and outstanding	65	65
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 77,500,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	604,302	617,873
Deferred stock-based compensation	—	(11,486)
Accumulated deficit	(2,261,522)	(2,200,555)
Accumulated other comprehensive income	6,433	—

Total stockholders’ deficit	(1,650,714)	(1,594,095)

Total liabilities, mandatorily redeemable and convertible preferred stock, contingent common stock and stock option purchase obligations and stockholders’ deficit	$1,148,299	$1,146,256

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except share and per share data)

	For the Three Months Ended
	March 31,
	2006	2005
NET REVENUES (net of agency commissions of $10,115, and $11,533, respectively)	$60,716	$68,310

EXPENSES:
Programming and broadcast operations (excluding depreciation and amortization shown separately below and including stock-based compensation of $33 and $180, respectively)	13,519	14,874
Program rights amortization	7,253	16,244
Selling, general and administrative (excluding depreciation and amortization shown separately below and including stock-based compensation of $2,382 and $662, respectively)	20,031	31,839
Depreciation and amortization	9,034	8,952
Time brokerage and affiliation fees	1,145	1,145
Restructuring charges, including stock-based compensation of $1,108 in 2005	56	2,392

Total operating expenses	51,038	75,446

Loss on sale or disposal of broadcast and other assets, net	(79)	(57)

Operating income (loss)	9,599	(7,193)

OTHER INCOME (EXPENSE):
Interest expense	(27,018)	(25,209)
Dividends on mandatorily redeemable preferred stock	(18,932)	(16,498)
Interest income	922	569
Other (expense) income, net	(321)	3,430
Gain on modification of program rights obligations	—	370

Loss before income taxes	(35,750)	(44,531)
Income tax provision	(4,594)	(3,634)

Net loss before minority interest	(40,344)	(48,165)
Minority interest	(42)	—

Net loss	(40,386)	(48,165)

Dividends and accretion on redeemable and convertible preferred stock	(20,581)	(47,712)

Net loss attributable to common stockholders	$(60,967)	$(95,877)

Basic and diluted loss per common share	$(0.84)	$(1.40)

Weighted average shares outstanding	72,704,936	68,684,198

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2006 (Unaudited)
(in thousands)

				Deferred		Accumulated
	Common Stock		Additional	Stock-		Other	Total
			Paid-In	Based	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Class A	Class B	Capital	Compensation	Deficit	Income	Deficit	Loss
Balance at January 1, 2006	$65	$8	$617,873	$(11,486)	$(2,200,555)	$—	$(1,594,095)
Adoption of SFAS No. 123R	—	—	(11,486)	11,486	—	—	—
Contingent common stock option purchase obligation	—	—	(4,500)	—	—	—	(4,500)
Stock-based compensation	—	—	2,415	—	—	—	2,415
Dividends and accretion on redeemable and convertible preferred stock	—	—	—	—	(20,581)	—	(20,581)
Unrealized gain on interest rate swap	—	—	—	—	—	6,433	6,433	$6,433
Net loss	—	—	—	—	(40,386)	—	(40,386)	(40,386)

Balance at March 31, 2006	$65	$8	$604,302	$—	$(2,261,522)	$6,433	$(1,650,714)	$(33,953)

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(40,386)	$(48,165)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,034	8,952
Stock-based compensation	2,415	842
Non-cash restructuring charges	321	1,108
Program rights amortization	7,253	16,244
Payments for cable distribution rights	—	(188)
Non-cash barter, net	(74)	77
Program rights payments and deposits	(1,448)	(33,527)
Provision for doubtful accounts	30	49
Deferred income tax provision	4,756	3,649
Loss on sale or disposal of broadcast and other assets, net	79	57
Dividends and accretion on 14¼% mandatorily redeemable preferred stock	18,932	16,498
Amortization of debt discount	280	13,224
Gain on modification of program rights obligations	—	(370)
(Increase) decrease in operating assets:
Accounts receivable	2,338	2,008
Amounts due from Crown Media	697	3,691
Prepaid expenses and other current assets	(949)	(619)
Other assets	1,064	1,635
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(3,789)	(8,878)
Accrued restructuring charges	(4,749)	525
Accrued interest	25,252	(5,554)
Deferred revenue	(902)	(1,497)
Obligations to CBS	(2,231)	(4,350)

Net cash provided by (used in) operating activities	17,923	(34,589)

Cash flows from investing activities:
Decrease in short-term investments	—	5,993
Refund of programming letters of credit	—	24,603
Purchases of property and equipment	(4,847)	(1,627)
Proceeds from sale of property and equipment	29	—
Purchases of intangible assets	(545)	(20)

Net cash (used in) provided by investing activities	(5,363)	28,949

Cash flows from financing activities:
Repayments of long-term debt	(18)	(16)
Payments of loan origination costs	(1,212)	—
Proceeds from exercise of common stock options, net	8	2

Net cash used in financing activities	(1,222)	(14)

Increase (decrease) in cash and cash equivalents	11,338	(5,654)

Cash and cash equivalents, beginning of period	90,893	82,047

Cash and cash equivalents, end of period	$102,231	$76,393

The accompanying notes are an integral part of the consolidated financial statements.

PAXSON COMMUNICATIONS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Nature of the Business
     Paxson Communications Corporation (together with its subsidiaries, collectively, the “Company”), a Delaware corporation, was organized in 1993. The Company is a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets the Company’s stations serve. The Company provides network programming seven days per week, 24 hours per day, through its broadcast television station group and pursuant to distribution arrangements with cable and satellite distribution systems. On February 28, 2006, the Company began doing business under the name “ION Media Networks” and announced that it would present a proposal to change its corporate name to “ION Media Networks, Inc.” to its stockholders for approval at its annual meeting of stockholders scheduled for June 23, 2006.
     The Company’s business operations presently do not provide sufficient cash flow to support its debt service and to pay cash dividends on its preferred stock. The Company continues to consider strategic alternatives that may arise, which may include the sale of all or part of the Company’s assets, finding a strategic partner who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company’s debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or through a purchase of the Company’s equity securities.
Basis of Presentation
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the definitive proxy statement for the 2006 annual meeting of stockholders, both of which were filed with the United States Securities and Exchange Commission. Certain reclassifications have been made to the prior period financial statements to conform to the 2006 presentation.
     The financial information contained in the financial statements and notes thereto as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and Paxson Management Corporation (“PMC”), a special purpose entity that was formed on November 7, 2005 and is being consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”). All significant intercompany balances and transactions have been eliminated in consolidation.
     For the three months ended March 31, 2005, the amounts of net loss and comprehensive loss were the same.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the most significant estimates involved in preparing the Company’s financial statements include estimates related to the net realizable value of programming rights, accounting for leases, allowance for doubtful accounts and impairment of long-lived assets and Federal Communications Commission (“FCC”) licenses. The Company bases its estimates on historical experience and various other assumptions it believes are reasonable. Actual results could differ from those estimates. The Company’s significant accounting policies are described in “Note 1. Nature of the Business and Summary of Significant Accounting Policies” in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Also see Notes 4 and 8.

2. RESTRUCTURING
     During 2005, the Company adopted a plan to substantially reduce or eliminate its sales of spot advertisements that are based on audience ratings and to focus its sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. In connection with this plan the Company:
•	Terminated its joint sales agreements (“JSAs”) other than those with NBC Universal, Inc. (“NBCU”), effective June 30, 2005;

•	exercised its right to terminate all of its network affiliation agreements, effective June 30, 2005;

•	suspended, by mutual agreement, its network and national sales agency agreements with NBCU and each of its JSAs with NBCU; and

•	reduced personnel by 68 employees.
     The Company and NBCU had entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBCU provided network sales, marketing and research services. Pursuant to the terms of the JSAs between the Company’s stations and NBCU’s owned and operated stations serving the same markets, the NBCU stations sold all non-network spot advertising of the Company’s stations and received commission compensation for such sales. Certain Company station operations, including sales operations, were integrated with the corresponding functions of the related NBCU station and the Company reimbursed NBCU for the cost of performing these operations. For the three months ended March 31, 2006 and 2005, the Company incurred $52,000 and $5.6 million for commission compensation and cost reimbursements to NBCU in connection with these arrangements. NBCU no longer provides services to the Company under these agreements. For the three months ended March 31, 2005, the Company incurred $5.2 million for commission compensation and cost reimbursement to non-NBCU JSA partners, and did not incur any expense with respect to these former JSA partners in 2006.
     The Company recorded restructuring charges in the amount of $30.9 million in 2005 in connection with the aforementioned restructuring activities. The restructuring charges consisted primarily of the recognition of liabilities in the amount of $26.0 million for costs that will continue to be incurred under the remaining terms of contracts that no longer provide any economic benefit to the Company, one-time termination benefits in connection with personnel reductions at the Company and personnel reductions for the Company’s JSA partners and NBCU.
     During 2005, in connection with the termination of its JSAs, the Company relocated 16 of its station master controls that had been located in its JSA partner’s facility at a cost of approximately $2.7 million, and expects to relocate two additional station master controls during 2006. The following summarizes the activity in the Company’s restructuring accrual for the three months ended March 31, 2006 (in thousands):

		Amounts
	Balance	Charged to			Balance
	December 31,	costs and		Cash	March 31,
	2005	expenses	Accretion	Payments	2006
Contractual obligations and other costs	$21,707	$56	$321	$(4,465)	$17,619
Employee termination costs	340	—		(340)	—

	22,047	56	321	(4,805)	17,619

Less: current portion					(13,388)

Restructuring accrual, net of current portion					$4,231

3. TERM LOANS AND NOTES PAYABLE
     Term loans and notes payable consist of the following as of (in thousands):

	March 31,	December 31,
	2006	2005
Term Loans due 2012	$325,000	$325,000
Floating Rate First Priority Senior Secured Notes due 2012	400,000	400,000
Floating Rate Second Priority Senior Secured Notes due 2013	405,000	405,000
Other	358	376

	1,130,358	1,130,376
Less: discount on Floating Rate Second Priority Senior Secured Notes	(7,813)	(8,093)
Less: current portion	(71)	(70)

	$1,122,474	$1,122,213

     On December 30, 2005, the Company borrowed $325.0 million of new term loans and issued $400.0 million of Floating Rate First Priority Senior Secured Notes due 2012 (the “First Priority Notes”) and $405.0 million of Floating Rate Second Priority Senior Secured Notes due 2013 (the “Second Priority Notes”). The $325.0 million of term loans and the First Priority Notes bear interest at a rate of LIBOR plus 3.25%, and are secured by first priority liens on substantially all of the Company’s assets. The Second Priority Notes bear interest at a rate of LIBOR plus 6.25%, and most of the Company’s obligations under the Second Priority Notes are secured by second priority liens on substantially all of the Company’s assets. For any interest period commencing on or after April 17, 2006 and prior to January 15, 2010, the Company has the option to pay interest on the Second Priority Notes either (i) entirely in cash or (ii) in kind through the issuance of additional Second Priority Notes or by increasing the principal amount of the outstanding Second Priority Notes. If the Company elects to pay interest in kind on the Second Priority Notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. On February 22, 2006, the Company entered into two floating to fixed interest rate swap arrangements with a combined notional amount of $1.13 billion. The effect of these arrangements is to fix the interest rates through maturity at 8.355% for the term loans and First Priority Notes and 11.36% for the Second Priority Notes, assuming interest thereon is paid in cash (see Note 4).
     Concurrently with the issuance of the debt securities described above, the Company conducted a tender offer and related consent solicitation to purchase the entire $365 million outstanding principal amount of its Senior Secured Floating Rate Notes due 2010, the approximately $496.3 million outstanding principal amount at maturity of its 12 1/4% Senior Subordinated Discount Notes due 2009 and the $200 million outstanding principal amount of its 10 3/4% Senior Subordinated Notes due 2008, plus accrued interest and redemption premiums as applicable to each security. Approximately $1,038.7 million of the aggregate $1,061.3 million outstanding principal amount of these securities was tendered in accordance with the terms of the tender offer. On December 30, 2005 the Company exercised its rights to call the remaining $22.6 million of notes and deposited $23.4 million, including accrued interest and redemption premiums where applicable, into an irrevocable escrow account to retire and legally defease the remaining notes that had not been tendered, in accordance with the terms of the notes and the tender offer. As a result, the $22.6 million of non-tendered debt plus related accrued interest is not reflected in the Company’s balance sheet as of December 31, 2005. In January of 2006, the remaining $23.4 million of note principal, accrued interest and redemption premiums was paid from the funds escrowed by the Company in December 2005.
     The term loan facility and the indentures governing the First Priority Notes and Second Priority Notes contain covenants which, among other things, limit the Company’s ability to incur more debt, pay dividends on or redeem outstanding capital stock, make certain investments, enter into transactions with affiliates, incur liens, sell assets, merge with any other person, or transfer substantially all of its assets. Subject to limitations, the Company may incur up to $600 million of additional subordinated indebtedness, which it may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. The Company will be required to make an offer to purchase the First Priority Notes and Second Priority Notes and repay the term loans with the proceeds of any sale of its stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other asset sales that it does not reinvest in its business. The Company will be required to make an offer to purchase a portion of the First Priority Notes and Second Priority Notes and repay a portion of the term loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of its television stations to the aggregate outstanding principal amount of the term loans and the Notes (excluding any Second Priority Notes it may issue in payment of interest on the Second Priority Notes) is less than 1.5 to 1.0. The holders of the First Priority Notes and Second Priority Notes and the lenders of the term loans have the right to require the Company to repurchase these obligations following the occurrence of certain changes in control. Events of default under this indebtedness include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the failure to pay a monetary judgment against the Company in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding indebtedness, and the occurrence of certain bankruptcy events. At March 31, 2006, the Company was in compliance with all of its debt covenants.

4. DERIVATIVE FINANCIAL INSTRUMENTS
     As part of its overall interest rate risk management activities, the Company has historically used interest rate related derivatives to manage its exposure to various types of interest rate risks. The Company does not use derivative financial instruments or other market risk sensitive instruments for trading or speculative purposes.
     The Company’s risk management policies emphasize the management of interest rate risk within acceptable guidelines. The Company’s objective in maintaining these policies is to limit volatility arising from changes in interest rates. Risks to be managed are primarily cash flow risks. The Company is potentially exposed to interest rate cash flow risk related to its term loans, First Priority Notes and Second Priority Notes, all of which require interest payments based on floating rate indices (see Note 3). On February 22, 2006, the Company entered into two floating to fixed interest rate swap arrangements with an aggregate notional amount of $1.13 billion for a period through the maturity dates of the underlying floating rate debt. Under the terms of these arrangements, the Company is required to pay a fixed interest rate of 8.355% on a notional amount of $725 million while receiving a variable interest rate of three month LIBOR plus 3.25%, and is required to pay a fixed interest rate of 11.36% on a notional amount of $405 million while receiving a variable interest rate equal to three month LIBOR plus 6.25%. These interest rate swaps require quarterly settlements which coincide with the interest payment dates of the underlying debt, and effectively fix the interest rates on the Company’s $1.13 billion of variable rate debt through maturity. The Company monitors the credit ratings of its swap counterparties and believes that the credit risk related to its interest rate swap agreements is minimal.
     The Company accounts for its interest rate swaps as cash flow hedges, thus changes in the fair value of the interest rate swaps are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged loans. The aggregate fair value of the Company’s interest rate swap arrangements was zero at inception and $6.4 million at March 31, 2006, and the Company recorded $6.4 million in other comprehensive income in the first three months of 2006. During the first three months of 2006, the Company did not recognize in losses any gain or loss from hedge ineffectiveness and did not exclude any component of its derivative instruments’ gain or loss from its assessment of hedge effectiveness. In addition, the Company anticipates that the cash flow hedge will be 97% effective over the next twelve months, and the Company does not anticipate reclassifying into earnings any gains or losses currently within Accumulated Other Comprehensive Income.
     During the three months ended March 31, 2006, no gains or losses were recognized into earnings as a result of the discontinuance of the cash flow hedges.

5. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK
     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock for the three months ended March 31, 2006 (in thousands except share data):

	9 ¾%	11% Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred Stock	Total
Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2006	$154,812	$622,709	$777,521
Accretion	127		127
Accrual of cumulative dividends	3,787	16,667	20,454

Balance at March 31, 2006	$158,726	$639,376	$798,102

Aggregated liquidation preference and accumulated dividends at March 31, 2006	$159,109	$639,376	$798,485
Shares authorized	17,500	60,607	78,107
Shares issued and outstanding	15,911	60,607	76,518
Accrued dividends	$—	$33,306	$33,306

14 ¼% Junior
Exchangeable
Preferred
Stock
Mandatorily redeemable preferred stock:
Balance at January 1, 2006	$540,916
Accrual of cumulative dividends	18,932

Balance at March 31, 2006	$559,848

Aggregated liquidation preference and accumulated dividends at March 31, 2006	$559,848
Shares authorized	72,000
Shares issued and outstanding	53,145
Accrued dividends	$28,399
     The Company is required to redeem the 14 1/4% Junior Exchangeable Preferred Stock and 9 3/4% Convertible Preferred Stock by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities at their mandatory redemption dates, which reflect the aggregate liquidation preference plus accumulated and unpaid dividends, are approximately $609.9 million and $171.0 million, respectively. The Company presently does not have the financial resources to redeem these securities and does not anticipate having sufficient resources to redeem these securities at their scheduled redemption dates. The terms of the Company’s outstanding debt limit the amount of these securities that the Company is permitted to redeem. If the Company does not redeem these series of preferred stock by their scheduled redemption dates, the holders of each series will have the right, each voting separately and as one class, to elect two additional members to the Company’s board of directors.
     The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets. As of March 31, 2006, the Company was in compliance with its preferred stock covenants.
6. INCOME TAXES
     The Company structured the disposition of its radio division in 1997 and the acquisition of its television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like-kind” exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS examined the Company’s 1997 tax return and proposed to disallow all of the gain deferral, and the Company filed a protest with the IRS appeals division. In March 2006, the Company finalized a settlement with the IRS that resulted in the recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of its radio division. Because the Company had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, the Company is not liable for any federal tax deficiency, but is liable for state income taxes, interest on the state income taxes due and interest on the federal tax liability for the period prior to the carry back of net operating losses. The estimated amount of state income taxes payable was approximately $2.6 million and $2.8 million at March 31, 2006 and December 31, 2005, respectively. The estimated combined amount of federal and state interest was approximately $3.5 million and $3.8 million at

March 31, 2006 and December 31, 2005, respectively. The Company expects to pay the state taxes and interest in the second quarter of 2006.
     The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all deferred tax assets will not be realized. As of March 31, 2006 and December 31, 2005, the Company has recorded a valuation allowance for its deferred tax assets (primarily resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as the Company believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. The Company will continue to record increases in its valuation allowance in future periods based on increases in the Company’s net deferred tax assets. As a result, for the three months ended March 31, 2006 and 2005, the Company recorded a provision for income taxes in the amount of $4.6 million and $3.6 million, respectively.
     As of December 31, 2005 and March 31, 2006, the liability for deferred income taxes amounted to $177.2 million and $182.0 million, respectively. The increase is due primarily to the Company’s recording of its income tax expense for the three months ending March 31, 2006.
7. PER SHARE DATA
     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.
     As of March 31, 2006 and 2005, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	March 31,
	2006	2005
Stock options	18,551	5,350
Class A common stock warrants, restricted Class A common stock outstanding and Restricted Stock Units	9,921	32,890
Class A common stock reserved for issuance under convertible securities	312,979	40,927

	341,451	79,167

8. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, as allowed for under SFAS No. 123, is no longer permitted.
     The Company adopted SFAS No. 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated to reflect the adoption of SFAS No. 123R. After assessing alternative valuation models and amortization assumptions, the Company chose to continue using the Black-Scholes valuation model and recognition of compensation expense over the requisite service period of the grant.
     During the first three months of 2006, the Company recorded stock-based compensation expense as follows (in thousands):

Vesting of stock options	$1,331
Vesting of Restricted Stock Units	982
Vesting of restricted Class A common stock	102

$2,415

     The adoption of SFAS No. 123R resulted in an increase to selling, general and administrative expenses, loss before income taxes and net loss of approximately $0.9 million, or $0.01 per share, over what would have been recorded under the original provisions of SFAS No. 123.
     On November 7, 2005, the Company reserved 50,000,000 shares of Class A common stock for issuance in connection with stock awards to its new chief executive officer and to its president and additional awards the Company has agreed to make under the Amended and Restated Stockholder Agreement between the Company and NBCU. The Board of Directors has adopted a new stock incentive plan that will be submitted for approval at the Company’s annual meeting of stockholders scheduled for June 23, 2006. Lowell W. Paxson, the company’s former Chairman and Chief Executive Officer and the beneficial owner of shares possessing a majority of the voting power of the Company’s outstanding stock, has granted an irrevocable proxy to vote all shares which he is entitled to vote in favor of the new stock incentive plan, thus approval of the stock incentive plan by the Company’s stockholders is assured. The Company also has, as of March 31, 2006, 1,966,738 shares available for future stock-based compensation awards under its other stock incentive plans.
Stock Options
     Also on November 7, 2005, the Company granted options to purchase 8,333,334 shares of Class A common stock at a price of $0.42 per share and 8,333,333 shares of Class A common stock at a price of $1.25 per share to its new chief executive officer and to its president and chief operating officer, which vest on each of the eighteenth, twenty-fourth, thirty-sixth and forty-eighth month anniversaries of the grant date, subject to the early vesting provisions contained in the executives’ respective employment agreements.
     As of March 31, 2006, the Company had 18,550,674 stock options outstanding, of which 1,884,007 were fully vested. A summary of the activity in the Company’s stock option plans is as follows for the three months ended March 31, 2006:

			Non-qualified Options
	Options Granted Under Stock		Granted Outside of Stock
	Incentive Plans		Incentive Plans
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	18,042,174	$0.89	522,500	$3.04
Granted	0	0.00	—	—
Forfeited	(9,500)	3.42	—	—
Exercised	(4,500)	0.01	—	—

Outstanding, March 31, 2006	18,028,174	0.89	522,500	3.04

Weighted average fair value of options granted during the year		$—		$—
     For the three months ended March 31, 2006, the Company did not grant any stock options. Stock options with an aggregate intrinsic value of approximately $4,000 were exercised during the three months ended March 31, 2006.
     The following table summarizes information about vested and exercisable stock options outstanding at March 31, 2006:

		Weighted	Intrinsic Value
	Number	Average	at
	Outstanding	Remaining	March 31,
	March 31,	Contractual	2006 (in
Exercise Prices	2006	Life	thousands)
$0.01	519,496	3.1
$1.00	360,000	0.4
$2.11	2,500	1.0
$2.85	500,000	0.4
$3.42	444,511	0.6
$7.25	22,500	5.8
$7.25	35,000	2.2

Total	1,884,007		$483

     Compensation expense pertaining to stock options recognized in 2006 assumes a risk-free interest rate of 4.5%, expected volatility (which is based on historical volatility) at 94%, zero dividend yield and an expected option term of five years. The expected option term is based on the Company’s historical experience with similar awards. The previously-disclosed pro forma effect of recognizing the estimated fair value of stock-based compensation in the first quarter of 2005 is presented below:

2005
Net loss attributable to common stockholders:
As reported	$(95,877)
Add: Stock-based compensation expense included in reported net loss	1,950
Deduct: Total stock-based compensation expense determined under the fair value method	(1,950)

Pro forma net loss attributable to common stockholders	$(95,877)

Basic and diluted net loss per share:
As reported	$(1.40)
Pro forma	(1.40)

Expected volatility	74% to 75%
Risk free interest rate	3.6% to 3.7%
Dividend yield	0%
Expected option term	One day
     The Company expects to recognize approximately $8.8 million of additional compensation expense through the remainder of 2006, 2007 and 2008 for stock options that are not currently vested. The Company expects to issue new shares from existing or future authorized amounts upon the exercise or settlement of any stock options or Restricted Stock Units (RSUs). In addition, during the three months ended March 31, 2006, the Company reclassified $4.5 million from stockholders’ equity to Contingent Common Stock and Stock Option Purchase Obligations, due to the possibility that cash payment may be required in consideration of the cancellation of certain stock options awarded to the chief executive officer.
     SFAS No. 123R also requires entities to report the excess tax benefits from the exercise of stock options as cash inflows from financing activities. This requirement did not have an effect upon the Company due to the Company’s net operating loss carryforwards.
Restricted Stock Units
     On November 7, 2005, the Company awarded RSUs with respect to 9,333,333 shares of Class A common stock to its new chief executive officer and to its president. Each RSU notionally represents one share of the Company’s Class A common stock. Under the terms of the respective RSU grants, 1,333,333 RSUs have a purchase price of $0.01 and the remaining 8.0 million RSUs have no purchase price. One million RSUs were awarded under the 1998 Stock Incentive Plan and will vest in five equal annual installments. The remaining RSUs were awarded in connection with the new stock incentive plan discussed above, and vest in 25% increments on each of the eighteenth, twenty-fourth, thirty-sixth and forty-eighth month anniversaries of November 7, 2005, subject to the early vesting provisions contained in the executives’ respective employment agreements. The RSU’s were valued based on the closing price of the Company’s common stock on the date of the award, less the $0.01 exercise price where applicable. There were no changes to the terms or the amount of RSUs outstanding, either through new grants, conversions, exercises, settlements, cancellations or forfeitures, during the three months ended March 31, 2006, and no RSUs were vested as of March 31, 2006.
     The Company expects to recognize approximately $6.5 million of additional compensation expense through the remainder of 2006, 2007 and 2008 for RSUs that are not currently vested.
Restricted Common Stock
     In April 2005, the Company amended the terms of the stock option agreements of eligible holders to permit those persons holding unvested stock options to exercise, during a one business day period, the unvested options and purchase unvested shares of Class A common stock. As a result of this offer, eligible holders exercised unvested options resulting in the issuance of 2,678,175 unvested shares of Class A common stock. At December 31, 2005, and March 31, 2006, 525,383 and 587,717 unvested shares were outstanding, with weighted average grant date fair values of $2.43 and $2.28 per share, respectively. During the first three months of 2006, 21,000 shares, with an aggregate grant date fair value of approximately $0.70 per share, vested. In addition, a total of 83,334 restricted shares, with a weighted average award date fair value of $0.90 per share, were awarded to the Company’s non-employee directors during the first three months of 2006.
     The Company determines the fair value of restricted common stock based on the closing market price of the Company’s Class A common stock on the date of grant. The Company recognizes compensation expense on a pro rata basis as these shares vest. The Company expects to recognize an aggregate of $0.5 million of compensation expense through 2010 in connection with restricted common stock granted to employees and directors.

9. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information and non-cash financing activities are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid for interest	$188	$15,758

Cash paid for income taxes	$34	$141

Non-cash financing activities:
Dividends on redeemable and convertible preferred stock	$20,454	$47,585

Discount accretion on redeemable and convertible securities	$127	$127

10. NEW ACCOUNTING PRONOUNCEMENTS
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances. The statement also requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not believe this standard will have a material effect on its financial position or results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not believe this standard will have a material effect on its financial position or results of operations.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset must be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on the Company’s financial position or results of operations.
11. SUBSEQUENT EVENTS
     In January 2006, Directv, Inc. (“Directv”) filed a complaint against the Company seeking a declaratory ruling that it had the right to terminate its September 2002 affiliation agreement with the Company and cease distributing the Company’s network programming. On April 28, 2006, the Company and Directv settled the litigation arising out of the September 2002 affiliation agreement and entered into a new affiliation agreement which provides for the distribution of the Company’s programming to Directv’s subscribers through the end of 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. We operate “i” (formerly known as PAX TV), a network that provides programming seven days per week, 24 hours per day, and reaches approximately 91 million homes, or 83% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air, as well as movies, sports and game shows. The balance of our programming consists of long form paid programming (principally infomercials), programming produced by third parties who have purchased from us the right to air their programming during specific time periods and public interest programming. We have obtained certain data, such as market rank and television household data set forth in this report, from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.
     As part of our strategic plan to rebrand and reposition our company, in February 2006 we commenced doing business under the name “ION Media Networks.” We will present a proposal to change our corporate name to our stockholders for approval at our annual meeting of stockholders to be held on June 23, 2006.
     For the three months ended March 31, 2006, we generated net revenues of $48.5 million from the sale of local and national air time for long-form paid programming, consisting primarily of infomercials. For the three months ended March 31, 2005, we generated $45.2 million from the sale of local and national long-form paid programming. The remainder of our net revenues ($12.2 million and $23.1 million for the three months ended March 31, 2006 and 2005, respectively) were generated primarily from the sale of commercial spot advertisements.
     During the past 12 months, we have implemented significant changes to our business strategy, including changes in our programming and sales operations. Among the key elements of our new strategy are:
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
In addition, during 2005 we terminated our joint sales agreements (“JSAs”) with parties other than NBC Universal, Inc. (“NBCU”) and suspended, by mutual agreement, our network and national sales agency agreements and JSAs with NBCU. Since the termination of these agreements, the elimination of costs associated with these arrangements have more than offset the decreased revenues that resulted from our departure from ratings-based advertisements. These changes resulted in our recognizing restructuring charges of approximately $30.9 million in 2005, mainly for liabilities that we recorded for costs that we will continue to incur under contracts which no longer provide any economic benefit to us.
     We expect to continue to provide approximately the same amount of entertainment programming, long form paid programming and public interest programming as we currently provide, and to provide this programming across our entire distribution system on a “network” basis. We also intend to develop digital television broadcasts for underserved audiences and communities through multicasting, beginning in late 2006.
     Our primary operating expenses include selling, general and administrative expenses, programming and broadcast operations expenses, depreciation and amortization expenses, employee compensation costs and costs associated with cable and satellite distribution.

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
     On November 7, 2005, we entered into various agreements with NBCU, Lowell W. Paxson, our controlling stockholder and former chairman and chief executive officer, and certain of their respective affiliates, pursuant to which, among other things, we and NBCU amended the terms of NBCU’s investment in us, including the terms of the Series B preferred stock NBCU holds, and we settled all pending litigation and arbitration proceedings with NBCU. On December 30, 2005, we refinanced all of our outstanding senior secured and senior subordinated debt. For further information regarding these transactions, you should read the information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Financial Performance:
•	Net revenues in the first quarter of 2006 decreased 11.1% to $60.7 million from $68.3 million in the first quarter of 2005, primarily due to our shift to non-rated spot advertisements, which sell at lower rates, partially offset by increased long form revenues.

•	Operating income in the first quarter of 2006 was $9.6 million, as compared to an operating loss of $7.2 million in the first quarter of 2005. The improvement in 2006 is mainly due to lower selling, general and administrative expenses and lower program rights amortization, which more than offset the decline in revenues.

•	Net loss attributable to common stockholders in the first quarter of 2006 was $61.0 million, as compared to $95.9 million in the first quarter of 2005. Net loss attributable to common stockholders for the first quarter of 2006 reflects our improved operating performance and reduced dividends on redeemable preferred stock resulting from amending the terms of our Series B preferred stock in November of 2005.

•	Cash provided by operating activities was $17.9 million for the first three months of 2006, as compared to cash used in operating activities of $34.6 million for the first three months of 2005. As a result of the refinancing of our debt on December 30, 2005, accrued interest that would otherwise have been paid in January 2006 was paid on December 30, 2005, and we were not required to make our next interest payment until April 2006. In addition, our strategy of not investing significant amounts for new programming resulted in a $32.1 million decrease in program rights payments and deposits in the first quarter of 2006 compared with the same period a year ago.
Balance Sheet:
     Our cash and cash equivalents increased during the three months ended March 31, 2006 by $11.3 million to $102.2 million, primarily as a result of not being required to pay cash interest during the period and significantly lower program rights payments. We expect our cash balances to decrease over the remainder of 2006, mainly due to our debt service obligations. Our total debt of approximately $1.1 billion at March 31, 2006 is substantially unchanged from December 31, 2005. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with a carrying value of $1.4 billion as of March 31, 2006, two of which provide for mandatory redemption in the fourth quarter of 2006 (see Liquidity and Capital Resources below).
Sources of Cash:
     Our principal sources of cash during the first three months of 2006 were revenues from the sale of long form paid programming and network spot advertising, which we also expect to be our principal sources of cash for the remainder of 2006. We are also exploring the sale of certain assets, which if completed during 2006 would generate additional cash.
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

RESULTS OF OPERATIONS
     The following table sets forth net revenues, the components of operating expenses and other operating data for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months ended March 31,
	2006	%	2005	%

Net revenues (net of agency commissions)	$60,716	100.0	$68,310	100.0

Expenses:
Programming and broadcast operations	13,519	22.3	14,874	21.8
Program rights amortization	7,253	11.9	16,244	23.8
Selling, general and administrative	20,031	33.0	31,839	46.6
Depreciation and amortization	9,034	14.9	8,952	13.1
Time brokerage and affiliation fees	1,145	1.9	1,145	1.7
Restructuring charges	56	0.1	2,392	3.5

Total operating expenses	51,038	84.1	75,446	110.4

Loss on sale or disposal of broadcast and other assets, net	(79)	(0.1)	(57)	(0.1)

Operating income (loss)	$9,599	15.8	$(7,193)	(10.5)

Other Data:
Program rights payments and deposits	$1,448		$33,527
Purchases of property and equipment	4,847		1,627
Cash flows provided by (used in) operating activities	17,923		(34,589)
Cash flows (used in) provided by investing activities	(5,363)		28,949
Cash flows used in financing activities	(1,222)		(14)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
     Net revenues decreased 11.1% to $60.7 million for the three months ended March 31, 2006 from $68.3 million for the three months ended March 31, 2005, primarily due to our shift to non-rated spot advertisements, which sell at lower rates, partially offset by increased long form revenues.
     Programming and broadcast operations expenses were $13.5 million during the three months ended March 31, 2006, compared with $14.9 million for the comparable period in the prior year. The decrease is primarily due to the elimination of JSA related expenses in 2006, with comparable expenses in 2005 of approximately $1.3 million. In addition, federal legislation was enacted in the first quarter of 2006 which set a definitive date for the completion of the transition from analog to digital broadcasting. Some of our operating leases contain terms whereby the rental payments decrease when we cease broadcasting an analog signal. Because we recognize rent expense on a straight line basis over the life of the lease, the definitive reduction in future payments for these leases resulted in a reduction in rent expense of approximately $0.6 million in the first quarter of 2006. We also incurred higher program residual expenses and utilities expense of approximately $0.9 million in 2006.
     Program rights amortization expense decreased to $7.3 million during the first quarter of 2006, compared with $16.2 million for the first quarter of 2005. The decrease is due to continued amortization of our existing programming assets, coupled with our strategy of not investing significant amounts for new programming.
     Selling, general and administrative expenses (“SG&A”) were $20.0 million during the three months ended March 31, 2006, compared with $31.8 million for the comparable period in the prior year. The decrease is primarily due to the elimination of JSA and related expenses of approximately $9.0 million and reduced legal, consulting and audit fees of approximately $3.0 million, partially offset by an accrual of $1.3 million in the first quarter of 2006 for the settlement of litigation. Additionally, approximately $3.5 million of contractual expenses for research and ratings services used to support the sale of commercial spot advertisements that are based on audience ratings were accrued as restructuring charges in 2005.
     SG&A also includes stock-based compensation expense of approximately $2.4 million for the first quarter of 2006, as compared with $0.8 million of stock-based compensation expense in the first quarter of 2005. As discussed in Note 8 to the consolidated financial statements, we were required to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) effective January 1, 2006. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, which is the method we employed prior to 2006, is no longer permitted. We adopted SFAS No. 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented in this report have not been restated to reflect the adoption of SFAS No. 123R. After assessing alternative valuation models and amortization assumptions, we chose to continue using the Black-Scholes valuation model with recognition of compensation expense over the requisite service period of the grant. We continued to estimate the volatility of our common stock for fair value calculation purposes based on historical volatility.
     Substantially all of the stock-based compensation expense that we recorded in the first quarter of 2006 pertained to the stock options and Restricted Stock Units that were granted to our chief executive officer and chief operating officer in November of 2005. Our adoption of SFAS No. 123R resulted in an increase to SG&A and net loss attributable to common stockholders of approximately $0.9 million over what we would have recorded under the original provisions of SFAS No. 123. We did not accelerate any vesting or make any modifications to existing equity compensation awards prior to January 1, 2006 in anticipation of the adoption of SFAS No. 123R.
     Depreciation and amortization expense was $9.0 million during the three months ended March 31, 2006 and was relatively unchanged from the comparable period in the prior year. In the first quarter of 2006 we changed our estimate of useful lives for some of our long-lived assets that will have little or no use when we are required to complete the transition from analog to digital broadcasting. The change in estimate resulted in an increase to depreciation and amortization expense of approximately $0.2 million for the three months ended March 31, 2006.
     In the first quarter of 2005, we recorded a restructuring charge of $2.4 million in connection with the planned termination of JSAs and the related employee termination costs that were incurred during the quarter, which included approximately $1.1 million of stock-based compensation expense.
     Interest expense for the three months ended March 31, 2006 increased to $27.0 million from $25.2 million in the same period in 2005, primarily due to slightly increased principal balances in 2006 and an increase in LIBOR.
     Dividends on mandatorily redeemable preferred stock were $18.9 million for the three months ended March 31, 2006 compared to $16.5 million for the three months ended March 31, 2005, as we continued to pay cumulative dividends on our 14 1/4% Junior Exchangeable preferred stock in the form of additional shares.
     The provision for income taxes for the three months ended March 31, 2006 was $4.6 million compared to $3.6 million for the three months ended March 31, 2005.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $20.6 million for the three months ended March 31, 2006 compared to $47.7 million for the three months ended March 31, 2005. The decrease is due primarily to the amendments to our Series B preferred stock which reduced the dividend rate to 11% from 28.3% for the same period in 2005. The three months ended March 31, 2005 also included an adjustment of $14.8 million for an increase in the dividend rate to 28.3% retroactive to September 15, 2004, which resulted from litigation.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are to fund debt service payments, capital expenditures for our television properties and programming rights payments. Our primary source of liquidity is our cash on hand. As of March 31, 2006, we had $102.2 million in cash and cash equivalents and had working capital, exclusive of preferred stock that is required to be redeemed in 2006 (see discussion below), of approximately $37.0 million. We believe that our cash on hand and cash we expect to generate from future operations will provide the liquidity necessary to meet our obligations and financial commitments through the next twelve months. In addition, beginning in the second half of 2006, we have the ability to service a portion of our debt through in-kind payments in lieu of cash. If our financial results are not as anticipated, we may be required to seek to sell assets, raise funds through the offering of additional debt and equity securities or refinance or restructure the terms of our debt and preferred stock in order to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets, raising additional funds or otherwise completing a refinancing transaction to meet our liquidity needs.
     On December 30, 2005, we refinanced all of our outstanding senior secured and senior subordinated debt by borrowing $325 million of new term loans and issuing $400 million of first lien senior secured floating rate notes and $405 million of second lien senior secured floating rate notes. The term loans and the first lien notes bear interest at a rate of three-month LIBOR plus 3.25%, and mature on January 15, 2012. The second lien notes bear interest at a rate of three-month LIBOR plus 6.25% and mature on January 15, 2013. All three tranches require quarterly interest payments in January, April, July and October of each year, with the first interest payment date being April 17, 2006. For any interest period commencing on or after April 17, 2006 and prior to January 15, 2010, we have the option to pay interest on the second lien notes either (i) entirely in cash or (ii) in kind through the issuance of additional second lien notes or by increasing the principal amount of the outstanding second lien notes. If we elect to pay interest in kind on the second lien notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. For the interest period commencing on April 17, 2006 and ending on July 16, 2006, we have elected to pay interest on the second lien notes in cash. We used the net proceeds of $1.1 billion from the issuance of these new debt securities to retire our previously outstanding indebtedness, including the payment of $41.7 million of early redemption premiums.
     On February 22, 2006, we entered into two floating to fixed interest rate swap arrangements which fixed the interest rates through maturity at 8.355% for the term loans and first lien notes and 11.36% for the second lien notes (assuming interest thereon is paid in cash). As a result, our cash interest obligations during 2006 with respect to the term loans and the first and second lien notes (assuming we elect to pay cash interest on the second lien notes) were $31.1 million on April 17 and will be approximately $26.9 million on each of July 17 and October 16.
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
     Events of default under the notes and the term loans include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the failure to pay a monetary judgment against us in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after we receive notice of default from the indenture trustee or holders of at least 25% of the outstanding debt, and the occurrence of certain bankruptcy events. We are currently in compliance with all of our debt covenants.
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
     In addition to the above, as of March 31, 2006, we were obligated under the terms of our outstanding debt, programming contracts, cable distribution agreements, operating lease agreements and employment agreements to make future payments as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Term loans and notes payable	$52	$80	$86	$95	$45	$1,130,000	$1,130,358
Obligations to CBS for program license, net of sublicense fees to be received	4,475						4,475
Obligations for other program rights and program rights commitments	2,094	—	—	—	—	—	2,094
Obligations for cable distribution rights	2,549	—	—	—	—	—	2,549
Operating leases and employment agreements	19,778	20,530	16,866	12,979	12,866	95,550	178,569

Total	$28,948	$20,610	$16,952	$13,074	$12,911	$1,225,550	$1,318,045

     For a majority of the employment agreements (with aggregate annual commitments amounting to $5.0 million) with our senior executives and managers, we may, under certain circumstances, also be required to make separation payments to these employees for periods ranging from six months to two years. In addition, the employment agreements with our Chief Executive Officer and Chief Operating Officer may, under certain circumstances, require separation payments aggregating to $10.7 million over a period of two to four years.
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
     Cash provided by operating activities was approximately $17.9 million for the three months ended March 31, 2006, compared with cash used in operating activities of $34.6 million for the three months ended March 31, 2005. In 2006 we made payments for programming rights and deposits in the amount of $1.4 million, as compared to $33.5 million in 2005. In addition, as a result of the refinancing transaction on December 30, 2005, cash interest that would otherwise been paid in January 2006 was paid in December 2005, with the next interest payment not being due until April of 2006. In the first quarter of 2005, we paid cash interest of approximately $15.8 million. We made cash interest payments, including the effects of our interest rate swaps, of $31.1 million in April of 2006.
     Cash used in investing activities was approximately $5.4 million in the first quarter of 2006, as compared to cash provided by investing activities of $28.9 million in the first quarter of 2005. In late 2004, we pre-funded $24.6 million of outstanding letters of credit to support our obligation to pay for certain original programming. These obligations were settled and the deposits were refunded in 2005. We also had $6.0 million of short-term investments mature during 2005. Capital expenditures, which consist primarily of digital conversion costs and purchases of broadcast equipment for our television stations, were approximately $4.8 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively. The FCC has mandated that each licensee of a full power broadcast television station that was allotted a second digital television channel in addition to the current analog channel complete the construction of digital facilities capable of serving its community of license with a signal of requisite strength by May 2002. Those digital stations that were not operating by the May 2002 date requested extensions of time from the FCC which have been granted with limited exceptions. We currently own or operate 52 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received a construction permit from the FCC and will be completing the build-out on one station during 2006, we are awaiting construction permits from the FCC with respect to six of our television stations and one of our television stations has not received a digital channel allocation and therefore will not be converted until the end of the digital transition. We expect our total capital expenditures in 2006 will be approximately $15.0 million, including approximately $7.0 million to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. We expect to fund these expenditures from cash on hand and cash from operations.
     Cash used in financing activities was $1.2 million and $14,000 for the three months ended March 31, 2006 and 2005, respectively. These amounts include principal repayments, payment of loan origination costs and proceeds from the exercise of stock options. Cash used in financing activities in 2006 is comprised primarily of loan origination costs in connection with the December 30, 2005 refinancing transaction.

New Accounting Pronouncements
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances. The statement also requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 15, 2006. We do not believe this standard will have a material effect on our financial position or results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. We do not believe this standard will have a material effect on our financial position or results of operations.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset must be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on our financial position or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are potentially exposed to changing interest rates and specifically changes in LIBOR, resulting from the issuance of floating rate debt on December 30, 2005 under which we pay interest at the prevailing LIBOR plus an agreed margin, as increases in LIBOR would increase our cash interest obligations (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources). We have used interest rate swaps to manage our interest rate exposures, based upon market conditions. We do not use derivative financial instruments or other market risk sensitive instruments for trading or speculative purposes. On February 22, 2006 we entered into two floating to fixed interest rate swap arrangements for a notional principal amount of $1.13 billion for a period through the maturity dates of our outstanding floating rate debt. Under the terms of these arrangements, we are required to pay a fixed interest rate of 8.355% on a notional principal amount of $725 million while receiving a variable interest rate of three month LIBOR plus 3.25% (which is the interest rate we are required to pay to the holders of our first lien notes and term loans), and are required to pay a fixed interest rate of 11.36% on a notional principal amount of $405 million while receiving a variable interest rate equal to three month LIBOR plus 6.25% (which is the interest rate we are required to pay to the holders of our second lien notes, assuming we elect to pay interest on these obligations in cash). These interest rate swaps effectively fixed the interest rates on our $1.13 billion of floating rate debt. As a result, changes in LIBOR will no longer result in changes to our aggregate debt service requirements. We monitor the credit ratings of our swap counterparties and believe that the credit risk related to our interest rate swap agreements is minimal.
Item 4. CONTROLS AND PROCEDURES
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was carried out under the supervision and with the participation of management, including our principal executive officer and our principal financial officer. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     In the course of our evaluation of our internal control over financial reporting as of December 31, 2005 that occurred in connection with the preparation of our fiscal 2005 Form 10-K, we determined that as of December 31, 2005 we had a material weakness relating to our internal controls over our compliance with federal income tax withholding requirements.
     Over a period of several years, we failed to withhold the proper amounts in respect of federal income taxes from salary and bonus payments to certain members of our senior management, including our former chairman and chief executive officer. We did not obtain the documentation required by IRS rules to support our withholding calculations for these employees. We promptly implemented corrective measures and remitted to the IRS all required payroll taxes and withholding amounts for fiscal 2005, which amounts were reimbursed to us by all but one of the affected employees. With respect to prior years, all affected employees have provided us with affidavits that they have properly reported on their personal tax returns all compensation we paid to them for such periods and have paid all taxes due. We have taken steps, including additional education and training of relevant personnel, that are designed to assure that we fully comply with federal tax withholding rules in all future periods. We believe we have corrected our control environment and did not have a material weakness in internal control over financial reporting as of March 31, 2006.
     In addition, we reviewed our internal control over financial reporting and, other than correcting the material weakness identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     Under our September 2002 affiliation agreement with Directv, Inc., a satellite television carrier, Directv provided our network programming to substantially all of its subscribers and also carried some of our stations in the local markets served by those stations. On January 27, 2006, Directv filed a complaint against us in US District Court for the Central District of California seeking a declaratory ruling that it has the right to terminate the affiliation agreement and cease distributing our network programming and the signals of 35 of our television stations in their respective markets. In addition, Directv’s complaint asserted breach of contract claims and sought an accounting of monies owed to Directv by us under the revenue sharing provisions of the affiliation agreement.
     On April 28, 2006, we and Directv settled the litigation arising out of the affiliation agreement and entered into a new affiliation agreement which provides for the distribution of our programming to Directv’s subscribers through the end of 2011.
     We are involved in other litigation from time to time in the ordinary course of our business. We believe the ultimate resolution of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 6. EXHIBITS
     (a) List of Exhibits:

Exhibit Number	Description of Exhibits

3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 14-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Second Amended and Restated Certificate of Designation of the Company’s 11% Series B Convertible Exchangeable Preferred Stock (6)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (3)

3.2	Amended and Restated Bylaws of the Company (effective November 6, 2005) (4)

4.7	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (5)

4.7.1	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (7)

4.8	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (5)

4.8.1	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (7)

4.9	Term Loan Agreement, dated December 30, 2005, among the Company, the subsidiary guarantors named therein, the Lenders named therein, Citicorp North America, Inc., as administrative agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Goldman Sachs Credit Partners L.P., and CIBC World Markets Corp., as joint bookrunners (5)

4.9.1	First Amendment to Term Loan Agreement, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and Citicorp North America, Inc., as Administrative Agent (7)

31.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.

(4)	Filed with the Company’s Current Report on Form 8-K, dated November 7, 2005, and incorporated herein by reference.

(5)	Filed with the Company’s Current Report on Form 8-K, dated January 6, 2006, and incorporated herein by reference.

(6)	Filed with the Company’s Current Report on Form 8-K, dated March 16, 2006, and incorporated herein by reference.

(7)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 22, 2006, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAXSON COMMUNICATIONS CORPORATION
Date: May 12, 2006	By:	/s/ Tammy G. Hedge
Tammy G. Hedge
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)