Form 10-Q
period 2006-06-30
PAXSON COMMUNICATIONS CORP
filed 2006-08-14
CIK 923877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      TO
Commission File Number 1-13452
ION MEDIA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of	59-3212788 (IRS Employer Identification No.)
incorporation or organization)

601 Clearwater Park Road
West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (561) 659-4122
Paxson Communications Corporation
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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
Large Accelerated Filer ☐            Accelerated Filer ☐           Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2006:

Class of Stock	Number of Shares
Common stock-Class A, $0.001 par value per share	65,047,564
Common stock-Class B, $0.001 par value per share	8,311,639

ION MEDIA NETWORKS, INC.

Item 1. Financial Statements
ION MEDIA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,643	$90,893
Restricted cash	2,459	—
Accounts receivable, net of allowance for doubtful accounts of $388 and $397, respectively	9,989	17,510
Program rights	9,661	18,630
Amounts due from Crown Media	483	1,655
Prepaid expenses and other current assets	3,868	3,685

Total current assets	107,103	132,373
Property and equipment, net	88,767	93,080
Intangible assets:
FCC license intangible assets	845,638	845,592
Other intangible assets, net	30,505	36,099
Program rights, net of current portion	2,133	7,486
Investments in broadcast properties	2,051	2,103
Other assets, net	53,814	29,523

Total assets	$1,130,011	$1,146,256

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, CONTINGENT COMMON STOCK AND STOCK OPTION PURCHASE OBLIGATIONS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$31,554	$40,140
Accrued interest	24,133	6,321
Current portion of accrued restructuring charges	6,209	14,807
Current portion of obligations for program rights	3,519	3,398
Obligations to CBS	2,611	7,664
Obligations for cable distribution rights	2,549	2,549
Mandatorily redeemable preferred stock	579,456	540,916
Deferred revenue	10,215	10,616
Current portion of notes payable	72	70

Total current liabilities	660,318	626,481
Accrued restructuring charges, net of current portion	1,075	7,240
Obligations for program rights, net of current portion	1,527	—
Deferred revenue, net of current portion	11,000	12,231
Deferred income taxes	186,706	177,200
Term loans and notes payable, net of current portion	1,122,738	1,122,213
Other long-term liabilities	14,993	15,055

Total liabilities	1,998,357	1,960,420

Mandatorily redeemable and convertible preferred stock	818,774	777,521

Contingent common stock and stock option purchase obligations	6,910	2,410

Commitments and contingencies (See Notes to Unaudited Consolidated Financial Statements)

Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 505,000,000 and 215,000,000 shares authorized, 65,047,564 and 64,910,506 shares issued and outstanding	65	65
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 317,000,000 and 77,500,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	606,721	617,873
Deferred stock-based compensation	—	(11,486)
Accumulated deficit	(2,325,948)	(2,200,555)
Accumulated other comprehensive income	25,124	—

Total stockholders’ deficit	(1,694,030)	(1,594,095)

Total liabilities, mandatorily redeemable and convertible preferred stock, contingent common stock and stock option purchase obligations and stockholders’ deficit	$1,130,011	$1,146,256

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NET REVENUES (net of agency commissions)	$53,945	$63,270	$114,661	$131,580

EXPENSES:

Programming and broadcast operations (excluding depreciation and amortization shown separately below and including stock-based compensation of $33, $133, $66, and $313, respectively)	14,688	13,687	28,207	28,561
Program rights amortization	11,772	17,131	19,025	33,375
Selling, general and administrative (excluding depreciation and amortization shown separately below and including stock-based compensation of $2,386, $1,087, $4,768 and $1,749, respectively)	15,712	28,697	35,743	60,536
Depreciation and amortization	8,705	10,119	17,739	19,071
Insurance recoveries	—	(15,652)	—	(15,652)
Time brokerage fees	1,145	1,145	2,290	2,290
Restructuring (credits) charges, including stock-based compensation of $12 and $1,120, respectively, in 2005	(7,113)	1,855	(7,057)	4,247

Total operating expenses	44,909	56,982	95,947	132,428

Loss on sale or disposal of broadcast and other assets, net	(2)	(510)	(81)	(567)

Operating income (loss)	9,034	5,778	18,633	(1,415)
OTHER INCOME (EXPENSE):
Interest expense	(28,771)	(29,998)	(55,789)	(55,207)
Dividends on mandatorily redeemable preferred stock	(19,608)	(17,086)	(38,540)	(33,584)
Interest income	861	656	1,783	1,225
Other (expense) income, net	(251)	31	(572)	3,461
Gain on modification of program rights obligations	—	371	—	741

Loss before income taxes	(38,735)	(40,248)	(74,485)	(84,779)
Income tax (provision) benefit	(4,769)	31,508	(9,363)	27,874

Net loss before minority interest	(43,504)	(8,740)	(83,848)	(56,905)
Minority interest	(250)	—	(292)	—

Net loss	(43,754)	(8,740)	(84,140)	(56,905)

Dividends and accretion on redeemable and convertible preferred stock	(20,672)	(33,010)	(41,253)	(80,722)

Net loss attributable to common stockholders	$(64,426)	$(41,750)	$(125,393)	$(137,627)

Basic and diluted loss per common share	$(0.89)	$(0.60)	$(1.72)	$(2.00)

Weighted average shares outstanding	72,726,137	69,243,242	72,715,595	68,972,375

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2006 (Unaudited)
(in thousands)

				Deferred		Accumulated
			Additional	Stock-		Other	Total
	Common Stock		Paid-In	Based	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Class A	Class B	Capital	Compensation	Deficit	Income	Deficit	Loss
Balance at January 1, 2006	$65	$8	$617,873	$(11,486)	$(2,200,555)	$—	$(1,594,095)
Adoption of SFAS No. 123R	—	—	(11,486)	11,486	—	—	—
Contingent common stock option purchase obligation	—	—	(4,500)	—	—	—	(4,500)
Stock-based compensation	—	—	4,834	—	—	—	4,834
Dividends and accretion on redeemable and convertible preferred stock	—	—	—	—	(41,253)	—	(41,253)
Unrealized gain on interest rate swap	—	—	—	—	—	25,124	25,124	$25,124
Net loss	—	—	—	—	(84,140)	—	(84,140)	(84,140)

Balance at June 30, 2006	$65	$8	$606,721	$—	$(2,325,948)	$25,124	$(1,694,030)	$(59,016)

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(84,140)	$(56,905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,739	19,071
Stock-based compensation	4,834	2,062
Non-cash restructuring charges	585	1,120
Program rights amortization	19,025	33,375
Payments for cable distribution rights	—	(188)
Non-cash barter, net	(91)	39
Program rights payments and deposits	(3,000)	(38,860)
Provision for doubtful accounts	44	88
Deferred income tax provision (benefit)	9,506	(30,784)
Loss on sale or disposal of broadcast and other assets, net	81	567
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	38,540	33,584
Amortization of debt discount	564	26,867
Gain on modification of program rights obligations	—	(741)
(Increase) decrease in operating assets:
Accounts receivable	7,559	3,338
Amounts due from Crown Media	1,173	7,477
Prepaid expenses and other current assets	(143)	133
Other assets	558	3,483
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(6,514)	(2,093)
Accrued restructuring charges	(15,348)	1,830
Accrued interest	17,812	4,134
Deferred revenue	(1,631)	(1,419)
Obligations to CBS	(5,053)	(8,981)

Net cash provided by (used in) operating activities	2,100	(2,803)

Cash flows from investing activities:
Decrease in short-term investments	—	5,993
Refund of programming letters of credit	—	24,603
Purchases of property and equipment	(9,106)	(4,941)
Purchases of intangible assets	(1,795)	(1,022)
Proceeds from sale of property and equipment	79	3

Net cash (used in) provided by investing activities	(10,822)	24,636

Cash flows from financing activities:
Repayments of long-term debt	(37)	(31)
Payments of loan origination costs	(1,500)	—
Proceeds from exercise of stock options, net of withholding taxes paid	9	(3)

Net cash used in financing activities	(1,528)	(34)

(Decrease) increase in cash and cash equivalents	(10,250)	21,799

Cash and cash equivalents, beginning of period	90,893	82,047

Cash and cash equivalents, end of period	$80,643	$103,846

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Nature of the Business
     ION Media Networks, Inc. (formerly Paxson Communications Corporation and, together with its subsidiaries, collectively, the “Company”), a Delaware corporation, was organized in 1993. The Company is a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets the Company’s stations serve. The Company provides network programming seven days per week, 24 hours per day, through its broadcast television station group and pursuant to distribution arrangements with cable and satellite distribution systems. On February 28, 2006, the Company began doing business under the name “ION Media Networks” and on June 26, 2006 changed its corporate name to “ION Media Networks, Inc.”
     The Company’s business operations presently do not provide sufficient cash flow to support its debt service and to meet the redemption requirements of its preferred stock. The Company continues to consider strategic alternatives that may arise, which may include the sale of all or part of the Company’s assets, finding a strategic partner who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company’s debt and preferred stock, or finding a third party to acquire the Company through a merger or other business combination or through a purchase of the Company’s equity securities.
Basis of Presentation
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the definitive proxy statement for the 2006 annual meeting of stockholders, both of which were filed with the United States Securities and Exchange Commission. Certain reclassifications have been made to the prior period financial statements to conform to the 2006 presentation.
     The financial information contained in the financial statements and notes thereto as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and Paxson Management Corporation (“PMC”), a special purpose entity that was formed on November 7, 2005 and is being consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”). All significant intercompany balances and transactions have been eliminated in consolidation.
     For the three and six months ended June 30, 2005, the amounts of net loss and comprehensive loss were the same.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the most significant estimates involved in preparing the Company’s financial statements include estimates related to the net realizable value of programming rights, accounting for leases, allowance for doubtful accounts and impairment of long-lived assets and Federal Communications Commission (“FCC”) licenses. The Company bases its estimates on historical experience and various other assumptions it believes are reasonable. Actual results could differ from those estimates. The Company’s significant accounting policies are described in “Note 1. Nature of the Business and Summary of Significant Accounting Policies” in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Also see Notes 4 and 9.
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
     The Company and NBCU had entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBCU provided network sales, marketing and research services. Pursuant to the terms of the JSAs between the Company’s stations and NBCU’s owned and operated stations serving the same markets, the NBCU stations sold all non-network spot advertising of the Company’s stations and received commission compensation for such sales. Certain Company station operations, including sales operations, were integrated with the corresponding functions of the related NBCU station and the Company reimbursed NBCU for the cost of performing these operations. For the three and six months ended June 30, 2005, the Company incurred $5.8 million and $11.4 million, respectively, for commission compensation and cost reimbursements to NBCU in connection with these arrangements. NBCU no longer provides services to the Company under these agreements. For the three and six months ended June 30, 2005, the Company incurred $5.3 million and $10.5 million, respectively, for commission compensation and cost reimbursement to non-NBCU JSA partners, and did not incur any expense with respect to these former JSA partners in 2006.
     The Company recorded restructuring charges in the amount of $30.9 million in 2005 in connection with the aforementioned restructuring activities. The restructuring charges consisted primarily of the recognition of liabilities in the amount of $26.0 million for costs that will continue to be incurred under the remaining terms of contracts that no longer provide any economic benefit to the Company, one-time termination benefits in connection with personnel reductions at the Company and personnel reductions for the Company’s JSA partners and NBCU. On August 10, 2006 one of the contracts that no longer provides economic benefit to the Company was amended, reducing the estimated amount due under the contract as of June 30, 2006 by approximately $7.2 million. As a result, the Company reduced its restructuring accrual by this amount at June 30, 2006 and recorded a corresponding credit to restructuring charges in its statement of operations.
     During 2005, in connection with the termination of its JSAs, the Company relocated 16 of its station master controls that had been located in its JSA partner’s facility at a cost of approximately $2.7 million, and relocated two additional station master controls during 2006. The following summarizes the activity in the Company’s restructuring accrual for the six months ended June 30, 2006 (in thousands):

		Amounts
	Balance	Charged to			Balance
	December 31,	costs and		Cash	June 30,
	2005	expenses	Accretion	Payments	2006
Contractual obligations and other costs	$21,707	$(7,062)	$585	$(7,951)	$7,279
Employee termination costs	340	5		(340)	5

	$22,047	(7,057)	585	(8,291)	7,284

Less: current portion					(6,209)

Restructuring accrual, net of current portion					$1,075

3. TERM LOANS AND NOTES PAYABLE
     Term loans and notes payable consist of the following as of (in thousands):

	June 30, 2006	December 31, 2005
Term Loans due 2012	$325,000	$325,000
Floating Rate First Priority Senior Secured Notes due 2012	400,000	400,000
Floating Rate Second Priority Senior Secured Notes due 2013	405,000	405,000
Other	339	376

	1,130,339	1,130,376
Less: discount on Floating Rate Second Priority Senior Secured Notes	(7,529)	(8,093)
Less: current portion	(72)	(70)

	$1,122,738	$1,122,213

     On December 30, 2005, the Company borrowed $325.0 million of new term loans and issued $400.0 million of Floating Rate First Priority Senior Secured Notes due 2012 (the “First Priority Notes”) and $405.0 million of Floating Rate Second Priority Senior Secured Notes due 2013 (the “Second Priority Notes”). The $325.0 million of term loans and the First Priority Notes bear interest at a rate of LIBOR plus 3.25%, and are secured by first priority liens on substantially all of the Company’s assets. The Second Priority Notes bear interest at a rate of LIBOR plus 6.25%, and most of the Company’s obligations under the Second Priority Notes are secured by second priority liens on substantially all of the Company’s assets. For any interest period ending prior to January 15, 2010, the Company has the option to pay interest on the Second Priority Notes either (i) entirely in cash or (ii) in kind through the issuance of additional Second Priority Notes or by increasing the principal amount of the outstanding Second Priority Notes. If the Company elects to pay interest in kind on the Second Priority Notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. On February 22, 2006, the Company entered into two floating to fixed interest rate swap arrangements with a combined notional amount of $1.13 billion. The effect of these arrangements is to fix the interest rates through maturity at 8.355% for the term loans and First Priority Notes and 11.36% for the Second Priority Notes, assuming interest thereon is paid in cash (see Note 4).
     Concurrently with the issuance of the debt securities described above, the Company conducted a tender offer and related consent solicitation to purchase the entire $365.0 million outstanding principal amount of its Senior Secured Floating Rate Notes due 2010, the approximately $496.3 million outstanding principal amount at maturity of its 12 1/4% Senior Subordinated Discount Notes due 2009 and the $200.0 million outstanding principal amount of its 10 3/4% Senior Subordinated Notes due 2008, plus accrued interest and redemption premiums as applicable to each security. Approximately $1,038.7 million of the aggregate $1,061.3 million outstanding principal amount of these securities was tendered in accordance with the terms of the tender offer. On December 30, 2005 the Company exercised its rights to call the remaining $22.6 million of notes and deposited $23.4 million, including accrued interest and redemption premiums where applicable, into an irrevocable escrow account to retire and legally defease the remaining notes that had not been tendered, in accordance with the terms of the notes and the tender offer. As a result, the $22.6 million of non-tendered debt plus related accrued interest is not reflected in the Company’s balance sheet as of December 31, 2005. In January of 2006, the remaining $23.4 million of note principal, accrued interest and redemption premiums was paid from the funds escrowed by the Company in December 2005.
     The term loan facility and the indentures governing the First Priority Notes and Second Priority Notes contain covenants which, among other things, limit the Company’s ability to incur more debt, pay dividends on or redeem outstanding capital stock, make certain investments, enter into transactions with affiliates, incur liens, sell assets, merge with any other person, or transfer substantially all of its assets. Subject to limitations, the Company may incur up to $600.0 million of additional subordinated indebtedness, which it may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. The Company will be required to make an offer to purchase the First Priority Notes and Second Priority Notes and repay the term loans with the proceeds of any sale of its stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other asset sales that it does not reinvest in its business. The Company will be required to make an offer to purchase a portion of the First Priority Notes and Second Priority Notes and repay a portion of the term loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of its television stations to the aggregate outstanding principal amount of the term loans and the Notes (excluding any Second Priority Notes it may issue in payment of interest on the Second Priority Notes) is less than 1.5 to 1.0. The holders of the First Priority Notes and Second Priority Notes and the lenders of the term loans have the right to require the Company to repurchase these obligations following the occurrence of certain changes in control. Events of default under this indebtedness include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the failure to pay a monetary judgment against the Company in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding indebtedness, and the occurrence of certain bankruptcy events. At June 30, 2006, the Company was in compliance with all of its debt covenants.

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
     The Company accounts for its interest rate swaps as cash flow hedges; thus, changes in the fair value of the interest rate swaps are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged loans. The aggregate fair value of the Company’s interest rate swap arrangements was zero at inception and $25.1 million at June 30, 2006, and the Company recorded $18.7 million and $25.1 million in other comprehensive income during the three and six-month periods ending June 30, 2006. During the first six months of 2006, the Company did not recognize in the statement of operations any gain or loss from hedge ineffectiveness and did not exclude any component of its derivative instruments’ gain or loss from its assessment of hedge effectiveness. In addition, the Company anticipates that the cash flow hedge will be 100% effective over the next twelve months, and the Company does not anticipate reclassifying into earnings any gains or losses currently within Accumulated Other Comprehensive Income.
     During the six months ended June 30, 2006, no gains or losses were recognized into earnings as a result of the discontinuance of the cash flow hedges.
5. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK
     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock for the six months ended June 30, 2006 (in thousands except share data):

	9 3/4%	11% Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred Stock	Total
Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2006	$154,812	$622,709	$777,521
Accretion	255	—	255
Accrual of cumulative dividends	7,664	33,334	40,998

Balance at June 30, 2006	$162,731	$656,043	$818,774

Aggregated liquidation preference and accumulated dividends at June 30, 2006	$162,987	$656,043	$819,030
Shares authorized	17,500	60,607	78,107
Shares issued and outstanding	16,298	60,607	76,905
Accrued dividends	$—	$49,973	$49,973

			14 1/4% Junior Exchangeable Preferred Stock
Mandatorily redeemable preferred stock:
Balance at January 1, 2006			$540,916
Accrual of cumulative dividends			38,540

Balance at June 30, 2006			$579,456

Aggregated liquidation preference and accumulated dividends at June 30, 2006			$579,456
Shares authorized			72,000
Shares issued and outstanding			56,931
Accrued dividends			$10,141
     The Company is required to redeem the 14 1/4% Junior Exchangeable Preferred Stock and 9 3/4% Convertible Preferred Stock by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities at their mandatory redemption dates, which reflect the aggregate liquidation preference plus accumulated and unpaid dividends, are approximately $609.9 million and $171.0 million, respectively. The Company presently does not have the financial resources to redeem these securities and does not anticipate having sufficient resources to redeem these securities at their scheduled redemption dates. The terms of the Company’s outstanding debt limit the amount of these securities that the Company is permitted to redeem. If the Company does not redeem these series of preferred stock by their scheduled redemption dates, the holders of each series will have the right, each voting separately as one class, to elect two additional members to the Company’s board of directors.
     The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets. As of June 30, 2006, the Company was in compliance with its preferred stock covenants.
6. INCOME TAXES
     The Company structured the disposition of its radio division in 1997 and the acquisition of its television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a ‘‘like-kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS examined the Company’s 1997 tax return and proposed to disallow all of the gain deferral, and the Company filed a protest with the IRS appeals division. In June of 2005 the Company reached a tentative settlement of this matter that resulted in the recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of its radio division. Because the Company had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, the Company was not liable for any federal tax deficiency, but was liable for state income taxes, interest on the state income taxes due and interest on the federal tax liability for the period prior to the carry back of net operating losses. During the six months ended June 30, 2006, the Company paid state income taxes of approximately $2.6 million and federal and state interest of approximately $3.4 million in connection with this settlement, which was finalized in March of 2006.

     The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all deferred tax assets will not be realized. As of June 30, 2006 and December 31, 2005, the Company has recorded a valuation allowance for its deferred tax assets (primarily resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as the Company believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. The Company will continue to record increases in its valuation allowance in future periods based on increases in the Company’s net deferred tax assets. As a result, for the three and six months ended June 30, 2006, the Company recorded a provision for income taxes in the amount of $4.8 million and $9.4 million, respectively. During the three and six months ended June 30, 2005, the Company recorded an income tax benefit of $31.5 million and $27.9 million, respectively, as the tentative settlement with the IRS reached in June 2005 resulted in a reduction to the Company’s valuation allowance of approximately $37.7 million.
     As of December 31, 2005 and June 30, 2006, the liability for deferred income taxes amounted to $177.2 million and $186.7 million, respectively. The increase is due primarily to the increase in basis difference in the Company’s FCC license intangible assets, which are not amortized for financial reporting purposes.
7. RESTRICTED CASH
     In May 2006 the Company entered into an agreement with NBCU and three other parties to establish a joint venture that would launch a children’s programming service. To date, the Company has advanced a total of $1.7 million toward this new venture, including a non-refundable payment to NBCU for the right to air the programming service on NBCU’s television networks and $0.5 million to an interim entity (the “Interim LLC”) to fund certain start up activities of the venture. The Company is the sole member of the Interim LLC. Included as restricted cash in the Company’s balance sheet is approximately $2.5 million that, as of June 30, 2006, had been advanced to the Interim LLC by the Company and the other venture parties.
8. PER SHARE DATA
     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.
     As of June 30, 2006 and 2005, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	June 30,
	2006	2005
Stock options	18,543	2,237
Class A common stock warrants, restricted Class A common stock outstanding and Restricted Stock Units	9,954	35,563
Class A common stock reserved for issuance under convertible Securities	313,222	41,147

	341,719	78,947

9. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, as allowed for under SFAS No. 123, is no longer permitted.
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

     During the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months	Six Months
Vesting of stock options	$1,330	$2,661
Vesting of Restricted Stock Units	983	1,965
Vesting of restricted Class A common stock	106	208

	$2,419	$4,834

     The adoption of SFAS No. 123R resulted in an increase to selling, general and administrative expenses, loss before income taxes and net loss of approximately $1.8 million, or $0.02 per share, for the six months ended June 30, 2006 over what would have been recorded under the original provisions of SFAS No. 123.
     On November 7, 2005, the Company reserved 50,000,000 shares of Class A common stock for issuance in connection with stock awards to its chief executive officer and its president and chief operating officer and additional awards the Company agreed to make under the Amended and Restated Stockholder Agreement between the Company and NBCU. In connection with this agreement, the Company adopted the 2006 Stock Incentive Plan, which was approved by the Company’s stockholders on June 23, 2006, which provides for a maximum of 50,000,000 shares of common stock to be issued pursuant to awards granted under the plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. As of June 30, 2006 the Company has 25,000,000 shares available for issuance under this plan. The Company also has, as of June 30, 2006, 1,924,764 shares available for future stock-based compensation awards under previously adopted stock incentive plans.
Stock Options
     Also on November 7, 2005, the Company granted options to purchase an aggregate of 8,333,334 shares of Class A common stock at a price of $0.42 per share and 8,333,333 shares of Class A common stock at a price of $1.25 per share to its new chief executive officer and to its president and chief operating officer, which vest on each of the eighteenth, twenty-fourth, thirty-sixth and forty-eighth month anniversaries of the grant date, subject to the early vesting provisions contained in the executives’ respective employment agreements. These options have a weighted average contractual life of 6.4 years, and have an intrinsic value at June 30, 2006 of $4.2 million.
     As of June 30, 2006, the Company had 18,543,424 stock options outstanding, of which 1,876,757 were fully vested. A summary of the activity in the Company’s stock option plans for the six months ended June 30, 2006 is as follows:

			Non-qualified Options
	Options Granted Under		Granted Outside of Stock
	Stock Incentive Plans		Incentive Plans
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	18,042,174	$0.89	522,500	$3.04
Granted	0	—	—	—
Expired	(16,750)	3.42	—	—
Exercised	(4,500)	0.01	—	—

Outstanding, June 30, 2006	18,020,924	0.89	522,500	3.04

Weighted average fair value of options granted during the year		$—		$—
     For the six months ended June 30, 2006, the Company did not grant any stock options. Stock options with an aggregate intrinsic value of approximately $4,000 were exercised during the six months ended June 30, 2006.

     The following table summarizes information about vested and exercisable stock options outstanding at June 30, 2006:

		Weighted	Intrinsic Value
	Number	Average	at
	Outstanding	Remaining	June 30,
	June 30,	Contractual	2006 (in
Exercise Prices	2006	Life	thousands)
$0.01	519,496	2.9
$1.00	360,000	0.1
$2.11	2,500	0.8
$2.85	500,000	0.1
$3.42	437,261	0.4
$7.25	22,500	5.5
$7.25	35,000	1.9

Total	1,876,757		$473

     Compensation expense pertaining to stock options recognized in 2006 assumes a risk-free interest rate of 4.5%, expected volatility (which is based on historical volatility) at 94%, zero dividend yield and an expected option term of five years. The expected option term is based on the Company’s historical experience with similar awards. The previously disclosed pro forma effect of recognizing the estimated fair value of stock-based compensation for the three and six months ending June 30, 2005 is presented below:

	Three Months	Six Months
Net loss attributable to common stockholders:
As reported	$(41,750)	$(137,627)
Add: Stock-based compensation expense included in reported net loss	1,232	3,182
Deduct: Total stock-based compensation expense determined under the fair value method	(1,232)	(3,182)

Pro forma net loss attributable to common stockholders	$(41,750)	$(137,627)

Basic and diluted net loss per share:
As reported	$(0.60)	$(2.00)
Pro forma	(0.60)	(2.00)

Expected volatility	74% to 91%	74% to 91%
Risk free interest rate	3.8% to 3.9%	3.0% to 3.9%
Dividend yield	0%	0%
Expected option term	One day	One day to 1.5 years
     The Company expects to recognize approximately $7.5 million of additional compensation expense from the remainder of 2006 through 2009 (a weighted average period of 1.5 years) for stock options that are not currently vested. The Company expects to issue new shares from existing or future authorized amounts upon the exercise or settlement of any stock options or Restricted Stock Units (RSUs). In addition, during the six months ended June 30, 2006, the Company reclassified $4.5 million from stockholders’ equity to Contingent Common Stock and Stock Option Purchase Obligations, due to the possibility that cash payment may be required in consideration of the cancellation of certain stock options awarded to the chief executive officer.
     SFAS No. 123R also requires entities to report the excess tax benefits from the exercise of stock options as cash inflows from financing activities. This requirement did not have an effect upon the Company due to the Company’s net operating loss carryforwards.
Restricted Stock Units
     On November 7, 2005, the Company awarded RSUs with respect to an aggregate of 9,333,333 shares of Class A common stock to its chief executive officer and to its president and chief operating officer. Each RSU notionally represents one share of the Company’s Class A common stock. Under the terms of the respective RSU grants, 1,333,333 RSUs have a purchase price of $0.01 and the remaining 8.0 million RSUs have no purchase price. One million RSUs were awarded under the 1998 Stock Incentive Plan and will vest in five equal annual installments. The remaining RSUs were awarded in connection with the new stock incentive plan discussed above, and vest in 25% increments on each of the eighteenth, twenty-fourth, thirty-sixth and forty-eighth month anniversaries of November 7, 2005, subject to the early vesting provisions contained in the executives’ respective employment agreements. The RSU’s were valued based on the closing price of the Company’s common stock on the date of the award, less the $0.01 exercise price where applicable. There were no changes to the terms or the amount of RSUs outstanding, either through new grants, conversions, exercises, settlements, cancellations or forfeitures, during the six months ended June 30, 2006, and no RSUs were vested as of June 30, 2006. As of June 30, 2006 the RSUs have an intrinsic value of $8.6 million, and have a weighted average remaining contractual life of 3.4 years.
     The Company expects to recognize approximately $5.5 million of additional compensation expense from the remainder of 2006 through 2009 (a weighted average period of 1.5 years) for RSUs that are not currently vested.
Restricted Common Stock
     In April 2005, the Company amended the terms of the stock option agreements of eligible holders to permit those persons holding unvested stock options to exercise, during a one business day period, the unvested options and purchase unvested shares of Class A common stock. As a result of this offer, eligible holders exercised unvested options resulting in the issuance of an aggregate of 2,678,175 unvested shares of Class A common stock. At December 31, 2005, and June 30, 2006, 525,383 and 620,941 unvested shares were outstanding, with weighted average grant date fair values of $2.43 and $2.21 per share, respectively. During the first six months of 2006, 37,000 shares, with an average grant date fair value of approximately $0.61 per share, vested. In addition, a total of 132,558 restricted shares, with a weighted average grant date fair value of $0.90 per share, were granted to the Company’s non-employee directors during the first six months of 2006.
     The Company determines the fair value of restricted common stock based on the closing market price of the Company’s Class A common stock on the date of grant. The Company recognizes compensation expense on a pro rata basis as these shares vest. The Company expects to recognize an aggregate of $0.4 million of compensation expense through 2010 (a weighted average period of 1.2 years) in connection with restricted common stock granted to employees and directors.
10. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information and non-cash financing activities are as follows (in thousands):

	For the Six Months
	Ended June 30,
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid for interest	$34,832	$20,611

Cash paid for income taxes	$2,626	$158

Non-cash financing activities:
Dividends on redeemable and convertible preferred stock	$40,998	$80,469

Discount accretion on redeemable and convertible securities	$255	$253

11. COMMITMENTS
     In May and June of 2006, the Company entered into a number of new programming license agreements. At June 30, 2006, the Company’s minimum aggregate obligation under these agreements amounts to approximately $13.0 million ($4.3 million of which is reflected in obligations for program rights on the Company’s balance sheet as of June 30, 2006), to be paid in various installments through December of 2007. In connection with these agreements, the Company recorded a charge of approximately $6.6 million during the three months ending June 30, 2006 to write down to net realizable value and shorten the amortizable lives of certain programming. This amount is reflected in program rights amortization expense in the accompanying statements of operations.
12. NEW ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the effect, if any, this Interpretation may have on its financial condition, results of operations, cash flows or disclosures.

     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances. The statement also requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not believe this standard will have a material effect on its financial position or results of operations.
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
13. SUBSEQUENT EVENTS
     On July 27, 2006, the Company’s Board of Directors terminated the executive retention bonus plan it adopted on October 14, 2005. The Company made payments to eligible participants under the plan as of December 31, 2005 and June 30, 2006, aggregating $2.7 million.
     On August 10, 2006, the terms of a contract for which the Company had accrued all of its obligations as part of its 2005 restructuring were amended. The amendment reduced the estimated amount due under the contract as of June 30, 2006 by approximately $7.2 million.

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
     Among the significant risks and uncertainties which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition are those included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and the following:
•	Our high level of debt and the restrictions imposed on us by the terms of our debt and our preferred stock;

•	Our history of significant operating losses and negative cash flow;

•	The risk of a decline in the rates at which we sell long form paid programming;

•	The risk of loss of a portion of our distribution platform;

•	Our likely inability to redeem our preferred stock at the scheduled redemption dates in the fourth quarter of 2006; and

•	Changes in the legal and regulatory environment affecting broadcasters.
OVERVIEW
     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. We operate “i” (formerly known as PAX TV), a network that provides programming seven days per week, 24 hours per day, and reaches approximately 92 million homes, or 84% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of shows originally developed by us and shows that have appeared previously on other broadcast networks which we have purchased the right to air, as well as movies, sports and game shows. The balance of our programming consists of long form paid programming (principally infomercials), programming produced by third parties who have purchased from us the right to air their programming during specific time periods and public interest programming. We have obtained certain information included in this report, such as market rank and television household data, from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this information.
     As part of our strategic plan to rebrand and reposition our company, in February 2006 we commenced doing business under the name “ION Media Networks” and on June 26, 2006, following approval of our stockholders, we changed our corporate name to “ION Media Networks, Inc.”
     For the three and six-month periods ended June 30, 2006, we generated net revenues of $41.9 million and $90.4 million, respectively, from the sale of local and national air time for long-form paid programming, consisting primarily of infomercials. For the three and six-month periods ended June 30, 2005, we generated net revenues of $42.2 million and $87.4 million, respectively, from the sale of local and national long-form paid programming. The remainder of our net revenues ($12.0 million and $24.3 million for the three and six-months periods ended June 30, 2006, respectively, and $21.1 million and $44.2 million for the three and six-month periods ended June 30, 2005, respectively) were generated primarily from the sale of commercial spot advertisements.
     Since the first half of 2005, we have implemented significant changes to our business strategy, including changes in our programming and sales operations. Among the key elements of our new strategy are:
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
In addition, during 2005 we terminated our joint sales agreements (“JSAs”) with parties other than NBC Universal, Inc. (“NBCU”) and suspended, by mutual agreement, our network and national sales agency agreements and JSAs with NBCU. Since the termination of these agreements, the elimination of costs associated with these arrangements has more than offset the decreased revenues that resulted from our departure from ratings-based advertisements. These changes resulted in our recognizing restructuring charges of approximately $30.9 million in 2005 (see Note 2 to the consolidated financial statements), primarily for costs that we continue to incur under contracts which no longer provide any economic benefit to us.
     We expect to continue to provide approximately the same amount of entertainment programming, long form paid programming and public interest programming as we currently provide, and to provide this programming across our entire distribution system on a “network” basis. In June of 2006, we entered into several new program license agreements that will provide us with access to television series and movie titles that were previously not available to us, and which we believe will broaden our network’s content appeal and demographic positioning. We are also developing digital television broadcasts that we intend to provide through multicasting, beginning in late 2006.
     Our primary operating expenses include selling, general and administrative expenses, programming and broadcast operations expenses, depreciation and amortization expenses and costs associated with cable and satellite distribution.
     We have a history of significant operating losses, and our business operations presently do not provide sufficient cash flow to support our debt service requirements and to meet the redemption requirements of our preferred stock. We continue to consider strategic alternatives that may arise, which may include the sale of all or part of our assets, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, as we seek to improve our core business operations and increase our cash flow.
     On November 7, 2005, we entered into various agreements with NBCU, Lowell W. Paxson, our controlling stockholder and former chairman and chief executive officer, and certain of their respective affiliates, pursuant to which, among other things, we and NBCU amended the terms of NBCU’s investment in us, including the terms of the Series B preferred stock NBCU holds, and we settled all prior litigation and arbitration proceedings with NBCU. On December 30, 2005, we refinanced all of our outstanding senior secured and senior subordinated debt. For further information regarding these transactions, you should read the information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Financial Performance:
•	Net revenues in the second quarter of 2006 decreased 14.8% to $53.9 million from $63.3 million in the second quarter of 2005, primarily due to our shift to non-rated spot and direct response advertisements, which sell at lower rates.

Net revenues for the six months ended June 30, 2006 decreased 12.8% to $114.7 million from $131.6 million for the six months ended June 30, 2005 due to the shift to non-rated advertisements cited above.

•	Operating income in the second quarter of 2006 was $9.0 million, as compared to $5.8 million in the second quarter of 2005. Operating income in 2005 includes $16.8 million of insurance recoveries received in connection with an insurance settlement. Operating income in 2006 reflects reductions of approximately $18.3 million in our selling, general and administrative expenses and program rights amortization, partially offset by the decrease in revenues noted above, all of which are a result of the aforementioned changes in our business strategy. In addition, we recorded a restructuring credit in 2006 of approximately $7.2 million to reflect the amendment of the terms of a contract, our obligations under which had been accrued as part of our 2005 restructuring.

Operating income for the first six months of 2006 was $18.6 million, as compared to an operating loss of $1.4 million in the first six months of 2005, as the reductions in selling, general and administrative expenses and program rights amortization expense in 2006 of approximately $39.1 million and the restructuring credit discussed above more than offset the decline in revenues in 2006 and the insurance recoveries in 2005.

•	Net loss attributable to common stockholders in the second quarter of 2006 was $64.4 million, as compared to $41.8 million in the second quarter of 2005. The increase is due primarily to the $34.8 million income tax benefit we recorded in 2005 in connection with the settlement with the IRS pertaining to the disposition of our radio division in 1997, partially offset by lower accrued dividends on our redeemable preferred stock in 2006 resulting from the amendments of the terms of our Series B preferred stock.

Net loss attributable to common stockholders for the first six months of 2006 was $125.4 million, as compared to $137.6 million for the first six months of 2005, as our improved operating results and lower accrued dividends on redeemable preferred stock in 2006 more than offset the $34.8 million income tax benefit recorded in 2005.

•	Cash provided by operating activities was $2.1 million for the first six months of 2006, as compared to cash used in operating activities of $2.8 million for the first six months of 2005. The improvement is mainly due to lower program rights payments in 2006 as compared to the prior year, partially offset by the cash received in 2005 from the insurance settlement discussed above.
Balance Sheet:
     Our cash and cash equivalents decreased during the six months ended June 30, 2006 by $10.3 million to $80.6 million, as our operations did not generate sufficient cash to cover our payments for debt service and capital expenditures during the period. We expect our cash balances to decrease over the remainder of 2006, mainly due to our debt service obligations. As of June 30, 2006, our total debt amounted to approximately $1.13 billion. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with a total carrying value of $1.40 billion as of June 30, 2006, of which $742.2 million is required to be redeemed in the fourth quarter of 2006 (see Liquidity and Capital Resources below).
Sources of Cash:
     Our principal sources of cash during the first six months of 2006 were revenues from the sale of long form paid programming, direct response advertising and network spot advertising, which we also expect to be our principal sources of cash for the remainder of 2006. We are also exploring the sale of certain assets, which if completed during 2006 would generate additional cash.
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

RESULTS OF OPERATIONS
     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months ended June 30,				Six Months ended June 30,
	2006	%	2005	%	2006	%	2005	%
Net revenues (net of agency commissions)	$53,945	100.0	$63,270	100.0	$114,661	100.0	$131,580	100.0

Expenses:
Programming and broadcast operations	14,688	27.2	13,687	21.6	28,207	24.6	28,561	21.7
Program rights amortization	11,772	21.8	17,131	27.1	19,025	16.6	33,375	25.4
Selling, general and administrative	15,712	29.1	28,697	45.4	35,743	31.2	60,536	46.0
Depreciation and amortization	8,705	16.1	10,119	16.0	17,739	15.5	19,071	14.5
Insurance recoveries	—	—	(15,652)	(24.7)	—	—	(15,652)	(11.9)
Time brokerage	1,145	2.1	1,145	1.8	2,290	2.0	2,290	1.7
Restructuring (credits) charges	(7,113)	(13.2)	1,855	2.9	(7,057)	(6.2)	4,247	3.2

Total operating expenses	44,909	83.2	56,982	90.1	95,947	83.7	132,428	100.6

Loss on sale or disposal of broadcast and other assets, net	(2)	(0.0)	(510)	(0.8)	(81)	(0.1)	(567)	(0.4)

Operating income (loss)	$9,034	16.7	$5,778	9.1	$18,633	16.3	$(1,415)	(1.1)

Other Data:
Program rights payments and deposits	$1,552		$5,333		$3,000		$38,860
Purchases of property and equipment	4,259		3,314		9,106		4,941
Cash flows (used in) provided by operating activities	(15,823)		31,786		2,100		(2,803)
Cash flows (used in) provided by investing activities	(5,459)		(4,313)		(10,822)		24,636
Cash flows used in financing activities	(306)		(20)		(1,528)		(34)
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
     Net revenues decreased 14.8% to $53.9 million for the three months ended June 30, 2006 from $63.3 million for the three months ended June 30, 2005, primarily due to our shift to non-rated spot and direct response advertisements, which generally sell at lower rates than rated spot advertisements.
     Programming and broadcast operations expenses were $14.7 million during the three months ended June 30, 2006, compared with $13.7 million for the comparable period in the prior year. The increase is primarily due to higher program residual expenses, utilities and employee related costs in 2006.
     Program rights amortization expense decreased to $11.8 million during the three months ended June 30, 2006, compared with $17.1 million for the three months ended June 30, 2005. The decrease is due to continued amortization of our existing programming assets, coupled with our strategy of not investing significant amounts for new programming. Program rights amortization expense in 2006 includes a charge of $6.6 million to write down to net realizable value and reduce the amortizable lives of certain programming as a result of new program license agreements entered into in late June of 2006.
     Selling, general and administrative expenses (“SG&A”) was $15.7 million during the three months ended June 30, 2006, compared with $28.7 million for the comparable period in the prior year. The decrease is mainly due to the elimination of JSA and related expenses of approximately $9.2 million, lower expenses for research and ratings services of approximately $4.5 million and reduced consulting fees of approximately $1.0 million, partially offset by higher employee related costs, including stock based compensation, of approximately $1.5 million. The expense reduction pertaining to research and ratings services is primarily related to the contractual payments for services used to support the sale of commercial spot advertisements that are based on audience ratings that were accrued as restructuring charges in 2005.
     Depreciation and amortization expense was $8.7 million during the three months ended June 30, 2006, as compared to $10.1 million for the same period of a year ago. In connection with the termination of our JSAs in 2005, we shortened the lives of certain leasehold improvements at JSA locations to coincide with the termination of the related JSA agreements, resulting in additional depreciation expense of $1.2 million for the three months ended June 30, 2005.

     Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer. On April 30, 2005, we settled our claims against the insurer for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the settlement agreement on May 3, 2005, $1.1 million of which was recorded as an offset against expenses incurred in connection with litigating this claim (which were included in selling, general and administrative expenses), and the remainder of which was recorded as “insurance recoveries.”
     On August 10, 2006, the terms of a contract for which we had accrued all of our obligations as part of our 2005 restructuring were amended. The amendment reduced the estimated amount due under the contract as of June 30, 2006 by approximately $7.2 million and we recorded a credit to restructuring charges in our statement of operations for the three months ended June 30, 2006. During the three months ended June 30, 2005, we recorded a restructuring charge of $1.9 million in connection with our plan to substantially reduce or eliminate the sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements.
     Interest expense for the three months ended June 30, 2006 decreased to $28.8 million from $30.0 million in the same period in 2005. The decrease is due primarily to the recognition of $3.7 million of interest expense in 2005 in connection with our settlement with the IRS discussed below, largely offset by higher debt principal in 2006.
     Dividends on mandatorily redeemable preferred stock were $19.6 million for the three months ended June 30, 2006 compared to $17.1 million for the three months ended June 30, 2005, as we continued to pay cumulative dividends on our 14 1/4% Junior Exchangeable preferred stock in the form of additional shares.
     The provision for income taxes for the three months ended June 30, 2006 was $4.8 million compared to an income tax benefit of $31.5 million for the three months ended June 30, 2005. In June of 2005 we reached a tentative settlement with the IRS regarding the 1997 disposition of our radio division and our acquisition of television stations during the period following this disposition that we believed would qualify as a “like-kind” exchange under Section 1031 of the Internal Revenue Code. The settlement resulted in our recognition of an additional $200.0 million of gain from the disposition of our radio division. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain recognized, we were not liable for any federal tax deficiency. However, as a result of reaching the tentative settlement with the IRS, we concluded that it was more likely than not that our net operating loss deferred tax assets, up to the amount of additional gain recognized, would be realized. As a result, we reduced the previously established valuation allowance for these net operating loss deferred tax assets by $37.7 million in 2005. This amount was partially offset by an estimated additional state income tax liability of $2.9 million resulting from the tentative settlement and $3.3 million of income tax expense incurred during the period. The settlement was finalized in March of 2006 and we have since paid all of the state income taxes and related interest required under the settlement.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $20.7 million for the three months ended June 30, 2006 compared to $33.0 million for the three months ended June 30, 2005. The decrease is due primarily to the amendments to our Series B preferred stock which reduced the dividend rate to 11% from 28.3% for the same period in 2005.
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
     Net revenues decreased 12.8% to $114.7 million for the six months ended June 30, 2006 from $131.6 million for the six months ended June 30, 2005, primarily due to our shift to non-rated spot advertisements and direct response advertisements, which sell at lower rates, partially offset by increased long form revenues.
     Programming and broadcast operations expenses were $28.2 million during the six months ended June 30, 2006, compared with $28.6 million for the comparable period in the prior year. The decrease is primarily due to the elimination of JSA related expenses in 2006 resulting from our 2005 restructuring, with comparable expenses in 2005 of approximately $2.0 million, largely offset by higher program residual expenses and utilities expense of approximately $1.1 million and $0.8 million, respectively, in 2006. In addition, federal legislation was enacted in the first quarter of 2006 which set a definitive date for the completion of the transition from analog to digital broadcasting. Some of our operating leases contain terms whereby the rental payments decrease when we cease broadcasting an analog signal. Because we recognize rent expense on a straight line basis over the life of the lease, the definitive reduction in future payments for these leases resulted in a reduction in rent expense of approximately $0.6 million during the first six months of 2006.
     Program rights amortization expense decreased to $19.0 million during the first six months of 2006, compared with $33.4 million for the first six months of 2005. The decrease is due to continued amortization of our existing programming assets, coupled with our strategy of not investing significant amounts for new programming. Program rights amortization expense in 2006 includes the aforementioned charge of $6.6 million related to the write down to net realizable value and reduction of the amortizable lives of certain programming.
     SG&A was $35.7 million during the six months ended June 30, 2006, compared with $60.5 million for the comparable period in the prior year. The decrease is primarily due to the elimination of JSA and related expenses of approximately $18.2 million, lower expenses for research and ratings services of $8.8 million and reduced consulting fees of approximately $1.8 million, partially offset by higher employee related costs of approximately $2.0 million and a payment of $1.3 million for the settlement of litigation.
     SG&A also includes stock-based compensation expense of approximately $4.8 million for the first six months of 2006, as compared with $2.1 million of stock-based compensation expense in the first six months of 2005. As discussed in Note 9 to the consolidated financial statements, we were required to adopt Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) effective January 1, 2006. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, which is the method we employed prior to 2006, is no longer permitted. We adopted SFAS No. 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented in this report have not been restated to reflect the adoption of SFAS No. 123R. After assessing alternative valuation models and amortization assumptions, we chose to continue using the Black-Scholes valuation model with recognition of compensation expense over the requisite service period of the grant. We continued to estimate the volatility of our common stock for fair value calculation purposes based on historical volatility.
     Substantially all of the stock-based compensation expense that we recorded in the first six months of 2006 pertained to the stock options and Restricted Stock Units that were granted to our chief executive officer and chief operating officer in November of 2005. Our adoption of SFAS No. 123R resulted in an increase to SG&A and net loss attributable to common stockholders of approximately $1.8 million over what we would have recorded under the original provisions of SFAS No. 123. We did not accelerate any vesting or make any modifications to existing equity compensation awards prior to January 1, 2006 in anticipation of the adoption of SFAS No. 123R.
     Depreciation and amortization expense was $17.7 million during the six months ended June 30, 2006, as compared to $19.1 million in the comparable period of the prior year. In connection with the termination of our JSAs in 2005, we shortened the lives of certain leasehold improvements at JSA locations to coincide with the termination of the related JSA agreements, resulting in additional depreciation expense of $1.2 million for the six months ended June 30, 2005.
     On May 3, 2005, we received payment of $16.8 million pursuant to the aforementioned settlement of our insurance claim arising from the destruction of our antenna, transmitter and other broadcast equipment upon the collapse of the World Trade Center on September 11, 2001. We recorded $1.1 million of the settlement as an offset against expenses incurred in connection with litigating the claim (which were included in selling, general and administrative expenses), and the remainder as “insurance recoveries.”
     In the first six months of 2005, we incurred restructuring charges of $4.2 million in connection with the planned termination of JSAs and the related employee termination costs that were incurred during the period, which included approximately $1.1 million of stock-based compensation expense. For the first six months of 2006 we recorded a restructuring credit of approximately $7.2 million in connection with the amendment of a contract as described above, and recorded additional restructuring expenses of $0.1 million.
     Interest expense for the six months ended June 30, 2006 increased to $55.8 million from $55.2 million in the same period in 2005, primarily due to slightly increased principal balances in 2006. Interest expense in 2005 includes $3.7 million in connection with our tentative settlement reached with the IRS regarding the 1997 disposition of our radio division.
     Dividends on mandatorily redeemable preferred stock were $38.5 million for the six months ended June 30, 2006 compared to $33.6 million for the six months ended June 30, 2005, as we continued to pay cumulative dividends on our 14 1/4% Junior Exchangeable preferred stock in the form of additional shares.
     The provision for income taxes for the six months ended June 30, 2006 was $9.4 million, compared to an income tax benefit of $27.9 million for the six months ended June 30, 2005. The 2005 income tax benefit reflects the reduction to our deferred tax asset valuation account previously described partially offset by additional state income taxes related to the aforementioned settlement with the IRS and $6.9 million of income tax expense incurred during the period.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $41.3 million for the six months ended June 30, 2006 compared to $80.7 million for the six months ended June 30, 2005. The decrease is due primarily to the amendments to our Series B preferred stock which reduced the dividend rate to 11% from 28.3% for the same period in 2005. The six months ended June 30, 2005 also included an adjustment of $14.8 million for an increase in the dividend rate to 28.3% retroactive to September 15, 2004, which resulted from litigation.

LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are to fund debt service payments, capital expenditures for our television properties and programming rights payments. Our primary source of liquidity is our cash on hand. As of June 30, 2006, we had $80.6 million in cash and cash equivalents and had working capital, exclusive of preferred stock that is required to be redeemed in the fourth quarter of 2006 (see discussion below), of approximately $26.2 million. We believe that our cash on hand, cash we expect to generate from future operations and our ability to service a portion of our debt through in-kind payments in lieu of cash will provide the liquidity necessary to meet our obligations and financial commitments through the next four fiscal quarters, excluding the redemption of our preferred stock that is required during the fourth quarter of 2006. If our financial results are not as anticipated, we may be required to seek to sell assets, raise funds through the offering of additional debt and equity securities or refinance or restructure the terms of our debt and preferred stock in order to meet our liquidity needs. We can provide no assurance that we would be successful in selling assets, raising additional funds or otherwise completing a refinancing transaction to meet our liquidity needs.
     On December 30, 2005, we refinanced all of our outstanding senior secured and senior subordinated debt by borrowing $325 million of new term loans and issuing $400 million of first lien senior secured floating rate notes and $405 million of second lien senior secured floating rate notes. The term loans and the first lien notes bear interest at a rate of three-month LIBOR plus 3.25%, and mature on January 15, 2012. The second lien notes bear interest at a rate of three-month LIBOR plus 6.25% and mature on January 15, 2013. All three tranches require quarterly interest payments in January, April, July and October of each year. For any interest period commencing on or after April 17, 2006 and prior to January 15, 2010, we have the option to pay interest on the second lien notes either (i) entirely in cash or (ii) in kind through the issuance of additional second lien notes or by increasing the principal amount of the outstanding second lien notes. If we elect to pay interest in kind on the second lien notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. For the interest period commencing on July 17, 2006 and ending on October 15, 2006, we have elected to pay interest on the second lien notes in cash. We used the net proceeds of $1.1 billion from the issuance of these new debt securities to retire our previously outstanding indebtedness, including the payment of $41.7 million of early redemption premiums.
     On February 22, 2006, we entered into two floating to fixed interest rate swap arrangements which fixed the interest rates through maturity at 8.355% for the term loans and first lien notes and 11.36% for the second lien notes (assuming interest thereon is paid in cash). We have elected to pay cash interest on the second lien notes for the interest payment due October 16, 2006. As a result, our cash interest obligations in 2006 with respect to the term loans and the first and second lien notes during 2006 were $31.1 million on April 17, and $26.9 million on July 17, and will be approximately $26.9 million on October 16. If we continue to elect to pay cash interest on our second lien notes beyond October 16, 2006, our annual cash interest obligations on our $1.13 billion of secured debt would be approximately $107.6 million.
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
     None of our outstanding shares of preferred stock currently requires us to pay cash dividends. We are required to redeem our 14 1/4% Junior Exchangeable preferred stock and 9 3/4% Series A convertible preferred stock by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities at their mandatory redemption dates are expected to be $609.9 million and $171.0 million, respectively, assuming we make no payments in respect of these securities prior to these dates. We presently do not have the financial resources to redeem these securities, and we do not anticipate that we will have sufficient resources to do so at their scheduled redemption dates. The terms of our outstanding debt limit the amount of these securities that we are permitted to redeem. If we do not redeem these series of preferred stock by their scheduled mandatory redemption dates, the holders of each series will have the right, each voting separately as one class, to elect two additional members to our board of directors.
     During 2005, we adopted a plan to phase out our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. We are subject to a contract under which, as a result of the restructuring, we no longer receive any economic benefit that requires us to pay approximately $1.0 million per month through December of 2006.
     On November 6, 2005, Lowell W. Paxson resigned as our Chairman of the Board and director, and on November 7, 2005 he entered into a consulting and noncompetition agreement with us and NBCU, pursuant to which he has agreed, for a period commencing on November 7, 2005 and continuing until five years after the later of the closing of the acquisition of the shares of our common stock held by his affiliates through exercise of NBCU’s call right or the closing of our purchase of these shares, should NBCU’s call right not be exercised, to provide certain consulting services to us and to refrain from engaging in certain activities in competition with us. We paid Mr. Paxson $250,000 on signing in respect of the first year’s consulting services, and paid Mr. Paxson $750,000 in May of 2006 in respect of Mr. Paxson’s agreement to refrain from engaging in certain competitive activities. We are obligated to pay Mr. Paxson four additional annual payments of $1,000,000 each on the anniversary of November 7, 2005, which are to be allocated between consulting services and the non-compete agreement in the same ratio.
     In addition to the above, as of June 30, 2006, we were obligated under the terms of our outstanding debt, programming contracts, cable distribution agreements, operating lease agreements and employment agreements to make future payments as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Term loans and notes payable	$34	$80	$86	$95	44	$1,130,000	$1,130,339
Obligations to CBS for program license, net of sublicense fees to be received	2,128						2,128
Obligations for other program rights and program rights commitments	6,306	7,440	—	—	—	—	13,746
Obligations for cable distribution rights	2,549	—	—	—	—	—	2,549
Operating leases and employment agreements	13,321	20,727	18,499	13,125	12,877	94,571	173,120

Total	$24,338	$28,247	$18,585	$13,220	$12,921	$1,224,571	$1,321,882

     For a majority of the employment agreements (with aggregate annual commitments amounting to $5.0 million) with our senior executives and managers, we may, under certain circumstances, also be required to make separation payments to these employees equal to the base salary they would have received for periods ranging from six months to two years. In addition, the employment agreements with our chief executive officer and chief operating officer may, under certain circumstances, require us to make separation payments aggregating $10.7 million over a period of two to four years.
     On July 27, 2006, we terminated the executive retention bonus plan, adopted on October 14, 2005, under which select senior executives were eligible to receive additional cash compensation if the participant remained employed by us. We made payments to eligible participants under the plan as of December 31, 2005 and June 30, 2006 aggregating $2.7 million.
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
     Cash provided by operating activities was approximately $2.1 million for the six months ended June 30, 2006, compared with cash used in operating activities of $2.8 million for the six months ended June 30, 2005. In 2006 we made payments for programming rights and deposits in the amount of $3.0 million, as compared to $38.9 million in 2005. This amount was partially offset by cash interest paid in 2006 of approximately $34.8 million as compared to $20.6 million in 2005, and $16.8 million of cash received in 2005 in connection with the aforementioned insurance settlement. In May of 2006, we entered into an agreement with NBCU and three other parties for the launch of a children’s programming service. To date, we have advanced $1.7 million to this new venture.
     Cash used in investing activities was approximately $10.8 million in the first six months of 2006, as compared to cash provided by investing activities of $24.6 million in the first six months of 2005. In late 2004, we pre-funded $24.6 million of outstanding letters of credit to support our obligation to pay for certain original programming. These obligations were settled and the deposits were refunded in 2005. We also had $6.0 million of short-term investments mature during 2005. Capital expenditures, which consist primarily of the costs of converting our stations to digital broadcasting as required by the FCC and purchases of broadcast equipment for our television stations, were approximately $9.1 million and $4.9 million for the six months ended June 30, 2006 and 2005, respectively. We currently own or operate 52 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received a construction permit from the FCC and expect to complete the build-out on one station during 2006, we are awaiting construction permits from the FCC with respect to six of our television stations and one of our television stations has not received a digital channel allocation and therefore will not be converted until the end of the digital transition. We expect our total capital expenditures in 2006 will be approximately $16.0 million, including approximately $7.0 million to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. We expect to fund these expenditures from cash on hand and cash from operations.
     Cash used in financing activities was $1.5 million and $34,000 for the six months ended June 30, 2006 and 2005, respectively. These amounts include principal repayments, payment of loan origination costs and proceeds from the exercise of stock options. Cash used in financing activities in 2006 is comprised primarily of loan origination costs in connection with the December 30, 2005 refinancing transaction.
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet analyzed the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.
     In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances. The statement also requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 15, 2006. We do not believe this standard will have a material effect on our financial position or results of operations.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are potentially exposed to changing interest rates and specifically changes in LIBOR, resulting from the issuance of floating rate debt on December 30, 2005 under which we pay interest at the prevailing LIBOR plus an agreed margin, as increases in LIBOR would increase our cash interest obligations (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources). We have used interest rate swaps to manage our interest rate exposures, based upon market conditions. We do not use derivative financial instruments or other market risk sensitive instruments for trading or speculative purposes. On February 22, 2006 we entered into two floating to fixed interest rate swap arrangements for a notional principal amount of $1.13 billion for a period through the maturity dates of our outstanding floating rate debt. Under the terms of these arrangements, we are required to pay a fixed interest rate of 8.355% on a notional principal amount of $725 million while receiving a variable interest rate of three month LIBOR plus 3.25% (which is the interest rate we are required to pay to the holders of our first lien notes and term loans), and are required to pay a fixed interest rate of 11.36% on a notional principal amount of $405 million while receiving a variable interest rate equal to three month LIBOR plus 6.25% (which is the interest rate we are required to pay to the holders of its second lien notes, assuming we elect to pay interest on these obligations in cash). These interest rate swaps effectively fixed the interest rates on our $1.13 billion of floating rate debt. As a result, changes in LIBOR will no longer result in changes to our aggregate debt service requirements. We monitor the credit ratings of our swap counterparties and believe that the credit risk related to our interest rate swap agreements is minimal.
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
     In addition, there were no changes in our internal control over financial reporting during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     Under our September 2002 affiliation agreement with Directv, Inc., a satellite television carrier, Directv provided our network programming to substantially all of its subscribers and also carried some of our stations in the local markets served by those stations. On January 27, 2006, Directv filed a complaint against the Company in US District Court for the Central District of California seeking a declaratory ruling that it has the right to terminate the affiliation agreement and cease distributing our network programming and the signals of 35 of our television stations in their respective markets. In addition, Directv’s complaint asserted breach of contract claims and sought an accounting of monies owed to Directv by us under the revenue sharing provisions of the affiliation agreement.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s Annual Meeting of Stockholders on June 23, 2006, the stockholders reelected one Class III director, approved an amendment to the Company’s Certificate of Incorporation to change the corporate name, approved an amendment to the Company’s Certificate of Incorporation to increase the total number of authorized shares of Common Stock, approved the adoption of the ION Media Networks, Inc. 2006 Stock Incentive Plan, and ratified the appointment of Rachlin Cohen & Holtz, LLP as the Company’s independent registered certified public accountants for 2006. The number of votes cast for, cast against and withheld with respect to each of the matters voted upon at the meeting are set forth below.
     Election of Class III Directors for a term of three years:

Director	For	Withheld
Frederick M. R. Smith	145,868,105	609,228
     The terms of the Company’s Class I directors (Henry J. Brandon and R. Brandon Burgess) expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2007. The terms of the Company’s Class II directors (W. Lawrence Patrick, Raymond S. Rajewski and Dean M. Goodman) expire upon the election and qualification of directors at the Annual Meeting of Stockholders to be held in 2008. The terms of two additional Class III directors, William A. Roskin and Lucille S. Salhany, appointed subsequent to the Annual Meeting of Stockholders, expire upon the election and qualification of directors at the Annual Meeting of Stockholders in 2009.

	For	Against	Abstentions
Approval of Amendment to Certificate of Incorporation to Change Corporate Name	146,243,789	189,431	44,111

Approval of Amendment to Certificate of Incorporation To Increase Number of Authorized Shares of Common Stock	144,917,499	1,424,603	135,229

Approval of Adoption of ION Media Networks, Inc. 2006 Stock Incentive Plan	109,860,056	14,212,125	149,688

Ratification of Appointment of Independent Accountants	146,159,391	265,835	52,107
     There were 22,255,464 broker non-votes with respect to the proposal to approve the adoption of the ION Media Networks, Inc. 2006 Stock Incentive Plan. There were no broker non-votes with respect to any of the other matters submitted for a vote at the meeting.

Item 6. EXHIBITS
     (a) List of Exhibits:

Exhibit
Number	Description of Exhibits

3.1.1	Certificate of Incorporation of the Company

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (1)

3.1.7	Certificate of Designation of the Company’s 14-1/4% Cumulative Junior Exchangeable Preferred Stock (1)

3.1.8	Second Amended and Restated Certificate of Designation of the Company’s 11% Series B Convertible Exchangeable Preferred Stock (4)

3.2	Amended and Restated Bylaws of the Company (effective November 6, 2005) (2)

4.7	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (3)

4.7.1	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (5)

4.8	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (3)

4.8.1	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (5)

4.9	Term Loan Agreement, dated December 30, 2005, among the Company, the subsidiary guarantors named therein, the Lenders named therein, Citicorp North America, Inc., as administrative agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Goldman Sachs Credit Partners L.P., and CIBC World Markets Corp., as joint bookrunners (3)

4.9.1	First Amendment to Term Loan Agreement, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and Citicorp North America, Inc., as Administrative Agent (5)

31.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-K, dated November 7, 2005, and incorporated herein by reference.

(3)	Filed with the Company’s Current Report on Form 8-K, dated January 6, 2006, and incorporated herein by reference.

(4)	Filed with the Company’s Current Report on Form 8-K, dated March 16, 2006, and incorporated herein by reference.

(5)	Filed with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 22, 2006, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION MEDIA NETWORKS, INC.

Date: August 14, 2006	By:	/s/ Richard Garcia
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

	By:	/s/ Curtis L. Brandon
Vice President – Controller
(principal accounting officer)