Form 10-Q
period 2006-09-30
ION MEDIA NETWORKS INC.
filed 2006-11-13
CIK 923877

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2006:

Class of Stock	Number of Shares

Common stock-Class A, $0.001 par value per share	65,041,313
Common stock-Class B, $0.001 par value per share	8,311,639

ION MEDIA NETWORKS, INC.

Item 1. Financial Statements
ION MEDIA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,174	$90,893
Accounts receivable, net of allowance for doubtful accounts of $324 and $397, respectively	10,170	17,510
Program rights	4,029	18,630
Amounts due from Crown Media	—	1,655
Prepaid expenses and other current assets	4,330	3,685

Total current assets	86,703	132,373
Property and equipment, net	82,886	93,080
Intangible assets:
FCC license intangible assets	845,644	845,592
Other intangible assets, net	27,718	36,099
Program rights, net of current portion	203	7,486
Other assets, net	30,331	31,626

Total assets	$1,073,485	$1,146,256

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, CONTINGENT COMMON STOCK AND STOCK OPTION PURCHASE OBLIGATIONS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$30,324	$42,689
Accrued interest	24,313	6,321
Current portion of accrued restructuring charges	3,797	14,807
Current portion of obligations for program rights	3,231	3,398
Obligations to CBS	247	7,664
Mandatorily redeemable preferred stock	599,738	540,916
Deferred revenue	10,209	10,616
Current portion of notes payable	74	70

Total current liabilities	671,933	626,481
Accrued restructuring charges, net of current portion	—	7,240
Obligations for program rights, net of current portion	850	—
Deferred revenue, net of current portion	10,385	12,231
Deferred income taxes	192,137	177,200
Term loans and notes payable, net of current portion	1,123,005	1,122,213
Other long-term liabilities	24,213	15,055

Total liabilities	2,022,523	1,960,420

Mandatorily redeemable and convertible preferred stock	839,541	777,521

Contingent common stock and stock option purchase obligations	6,910	2,410

Commitments and contingencies (See Notes to Unaudited Consolidated Financial Statements)

Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 505,000,000 and 215,000,000 shares authorized, 65,041,313 and 64,910,506 shares issued and outstanding	65	65
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 317,000,000 and 77,500,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	609,139	617,873
Deferred stock-based compensation	—	(11,486)
Accumulated deficit	(2,398,679)	(2,200,555)
Accumulated other comprehensive loss	(6,022)	—

Total stockholders’ deficit	(1,795,489)	(1,594,095)

Total liabilities, mandatorily redeemable and convertible preferred stock, contingent common stock and stock option purchase obligations and stockholders’ deficit	$1,073,485	$1,146,256

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET REVENUES (net of agency commissions)	$53,338	$59,355	$167,999	$190,935

EXPENSES:
Programming and broadcast operations (excluding depreciation and amortization shown separately below and including stock-based compensation of $25, $125, $91, and $438, respectively)	14,209	14,081	42,416	42,642
Program rights amortization	9,373	16,104	28,398	49,479
Selling, general and administrative (excluding depreciation and amortization shown separately below and including stock-based compensation of $2,393, $724, $7,161 and $2,473, respectively)	15,945	14,078	51,688	74,614
Depreciation and amortization	9,071	8,973	26,810	28,044
Insurance recoveries	—	—	—	(15,652)
Time brokerage fees	1,145	1,145	3,435	3,435
Restructuring charges (credits), including stock-based compensation of $0 and $1,120, respectively, in 2005	25	24,345	(7,032)	28,592

Total operating expenses	49,768	78,726	145,715	211,154
Loss on sale or disposal of broadcast and other assets, net	(1,615)	(33)	(1,696)	(600)

Operating income (loss)	1,955	(19,404)	20,588	(20,819)
OTHER INCOME (EXPENSE):
Interest expense	(28,508)	(27,504)	(84,297)	(82,711)
Dividends on mandatorily redeemable preferred stock	(20,282)	(17,673)	(58,822)	(51,257)
Interest income	777	687	2,560	1,912
Other (expense) income, net	(746)	(249)	(1,318)	3,953

Loss before income taxes	(46,804)	(64,143)	(121,289)	(148,922)
Income tax (provision) benefit	(5,424)	(7,965)	(14,787)	19,909

Net loss before minority interest	(52,228)	(72,108)	(136,076)	(129,013)
Minority interest	264	—	(28)	—

Net loss	(51,964)	(72,108)	(136,104)	(129,013)
Dividends and accretion on redeemable and convertible preferred stock	(20,767)	(33,096)	(62,020)	(113,818)

Net loss attributable to common stockholders	$(72,731)	$(105,204)	$(198,124)	$(242,831)

Basic and diluted loss per common share	$(1.00)	$(1.51)	$(2.72)	$(3.51)

Weighted average shares outstanding	72,738,269	69,485,376	72,723,236	69,155,101

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2006 (Unaudited)
(in thousands)

				Deferred		Accumulated
			Additional	Stock-		Other	Total
	Common Stock		Paid-In	Based	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Class A	Class B	Capital	Compensation	Deficit	Loss	Deficit	Loss
Balance at January 1, 2006	$65	$8	$617,873	$(11,486)	$(2,200,555)	$—	$(1,594,095)
Adoption of SFAS No. 123R	—	—	(11,486)	11,486	—	—	—
Contingent common stock option purchase obligation	—	—	(4,500)	—	—	—	(4,500)
Stock-based compensation	—	—	7,252	—	—	—	7,252
Dividends and accretion on redeemable and convertible preferred stock	—	—	—	—	(62,020)	—	(62,020)
Unrealized loss on interest rate swap	—	—	—	—	—	(6,022)	(6,022)	$(6,022)
Net loss	—	—	—	—	(136,104)	—	(136,104)	(136,104)

Balance at September 30, 2006	$65	$8	$609,139	$—	$(2,398,679)	$(6,022)	$(1,795,489)	$(142,126)

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(136,104)	$(129,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,810	28,044
Stock-based compensation	7,252	2,911
Non-cash restructuring charges	680	1,493
Program rights amortization	28,398	49,479
Non-cash barter, net	(100)	49
Program rights payments and deposits	(5,290)	(43,298)
Provision for doubtful accounts	(1)	(23)
Deferred income tax provision (benefit)	14,937	(22,798)
Loss on sale or disposal of broadcast and other assets, net	1,696	600
Equity in loss of joint venture	652	—
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	58,822	51,257
Amortization of debt discount	851	41,060
Gain on modification of program rights obligations	—	(864)
(Increase) decrease in operating assets:
Accounts receivable	7,433	13,802
Amounts due from Crown Media	1,655	9,204
Prepaid expenses and other current assets	(645)	(921)
Other assets	2,911	3,518
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(5,122)	(7,008)
Accrued restructuring charges	(18,930)	22,109
Accrued interest	17,992	(561)
Deferred revenue	(2,253)	(6,127)
Obligations to CBS	(7,417)	(13,926)

Net cash used in operating activities	(5,773)	(1,013)

Cash flows from investing activities:
Decrease in short-term investments	—	5,993
Investment in joint venture	(2,400)	—
Refund of programming letters of credit	—	24,603
Purchases of property and equipment	(11,522)	(8,875)
Purchases of intangible assets	(2,052)	(3,622)
Proceeds from sale of property and equipment	575	67

Net cash (used in) provided by investing activities	(15,399)	18,166

Cash flows from financing activities:
Repayments of long-term debt	(55)	(49)
Payments of loan origination costs	(1,500)	—
Proceeds from exercise of stock options, net of withholding taxes paid	8	(3)

Net cash used in financing activities	(1,547)	(52)

(Decrease) increase in cash and cash equivalents	(22,719)	17,101

Cash and cash equivalents, beginning of period	90,893	82,047

Cash and cash equivalents, end of period	$68,174	$99,148

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
     The financial information contained in the financial statements and notes thereto as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and Paxson Management Corporation (“PMC”), a special purpose entity that was formed on November 7, 2005 and is being consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”). All significant intercompany balances and transactions have been eliminated in consolidation.
     For the three and nine months ended September 30, 2005, the amounts of net loss and comprehensive loss were the same.
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
     The Company and NBCU had entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBCU provided network sales, marketing and research services. Pursuant to the terms of the JSAs between the Company’s stations and NBCU’s owned and operated stations serving the same markets, the NBCU stations sold all non-network spot advertising of the Company’s stations and received commission compensation for such sales. Certain Company station operations, including sales operations, were integrated with the corresponding functions of the related NBCU station and the Company reimbursed NBCU for the cost of performing these operations. For the nine months ended September 30, 2005, the Company incurred $11.2 million for commission compensation and cost reimbursements to NBCU and $10.5 million for similar costs to non-NBCU JSA partners. NBCU no longer provides services to the Company under these agreements, and the Company did not incur any expense with respect to these former JSA partners in 2006.
     The Company recorded restructuring charges in the amount of $30.9 million in 2005 in connection with the aforementioned restructuring activities. The restructuring charges consisted primarily of the recognition of liabilities in the amount of $26.0 million for costs that will continue to be incurred under the remaining terms of contracts that no longer provide any economic benefit to the Company, one-time termination benefits in connection with personnel reductions at the Company and personnel reductions for the Company’s JSA partners and NBCU. On August 10, 2006 one of the contracts that no longer provides any economic benefit to the Company was amended, reducing the estimated amount due under the contract by approximately $7.2 million. As a result, the Company reduced its restructuring accrual by this amount during the nine months ended September 30, 2006 and recorded a corresponding credit to restructuring charges in its statement of operations.
     During 2005, in connection with the termination of its JSAs, the Company relocated 16 of its station master controls that had been located in its JSA partner’s facility at a cost of approximately $2.7 million, and relocated two additional station master controls during 2006. The following summarizes the activity in the Company’s restructuring accrual for the nine months ended September 30, 2006 (in thousands):

		Amounts
	Balance	Charged to			Balance
	December 31,	costs and		Cash	September 30,
	2005	expenses	Accretion	Payments	2006
Contractual obligations and other costs	$21,707	$(7,037)	$680	$(11,558)	$3,792
Employee termination costs	340	5		(340)	5

	$22,047	(7,032)	680	(11,898)	3,797

3. TERM LOANS AND NOTES PAYABLE
     Term loans and notes payable consist of the following as of (in thousands):

	September 30,	December 31,
	2006	2005
Term Loans due 2012	$325,000	$325,000
Floating Rate First Priority Senior Secured Notes due 2012	400,000	400,000
Floating Rate Second Priority Senior Secured Notes due 2013	405,000	405,000
Other	321	376

	1,130,321	1,130,376
Less: discount on Floating Rate Second Priority Senior Secured Notes	(7,242)	(8,093)
Less: current portion	(74)	(70)

	$1,123,005	$1,122,213

     On December 30, 2005, the Company borrowed $325.0 million of new term loans and issued $400.0 million of Floating Rate First Priority Senior Secured Notes due 2012 (the “First Priority Notes”) and $405.0 million of Floating Rate Second Priority Senior Secured Notes due 2013 (the “Second Priority Notes”). The $325.0 million of term loans and the First Priority Notes bear interest at a rate of LIBOR plus 3.25%, and are secured by first priority liens on substantially all of the Company’s assets. The Second Priority Notes bear interest at a rate of LIBOR plus 6.25%, and most of the Company’s obligations under the Second Priority Notes are secured by second priority liens on substantially all of the Company’s assets. For any interest period ending prior to January 15, 2010, the Company has the option to pay interest on the Second Priority Notes either (i) entirely in cash or (ii) in kind through the issuance of additional Second Priority Notes or by increasing the principal amount of the outstanding Second Priority Notes. If the Company elects to pay interest in kind on the Second Priority Notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. The Company elected to pay cash interest on the Second Priority Notes for all of the applicable 2006 interest payments, including the interest payment due January 16, 2007. On February 22, 2006, the Company entered into two floating to fixed interest rate swap arrangements with a combined notional amount of $1.13 billion. The effect of these arrangements is to fix the interest rates through maturity at 8.355% for the term loans and First Priority Notes and 11.36% for the Second Priority Notes, assuming interest thereon is paid in cash (see Note 4).
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
     The term loan facility and the indentures governing the First Priority Notes and Second Priority Notes contain covenants which, among other things, limit the Company’s ability to incur more debt, pay dividends on or redeem outstanding capital stock, make certain investments, enter into transactions with affiliates, incur liens, sell assets, merge with any other person, or transfer substantially all of its assets. Subject to limitations, the Company may incur up to $600.0 million of additional subordinated indebtedness, which it may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. The Company will be required to make an offer to purchase the First Priority Notes and Second Priority Notes and repay the term loans with the proceeds of any sale of its stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other asset sales that it does not reinvest in its business. The Company will be required to make an offer to purchase a portion of the First Priority Notes and Second Priority Notes and repay a portion of the term loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of its television stations to the aggregate outstanding principal amount of the term loans and the Notes (excluding any Second Priority Notes it may issue in payment of interest on the Second Priority Notes) is less than 1.5 to 1.0. The holders of the First Priority Notes and Second Priority Notes and the lenders of the term loans have the right to require the Company to repurchase these obligations following the occurrence of certain changes in control. Events of default under this indebtedness include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the failure to pay a monetary judgment against the Company in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding indebtedness, and the occurrence of certain bankruptcy events. At September 30, 2006, the Company was in compliance with all of its debt covenants.
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
     The Company accounts for its interest rate swaps as cash flow hedges; thus, changes in the fair value of the interest rate swaps are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged loans. The aggregate fair value of the Company’s interest rate swap arrangements was zero at inception and a liability of $6.0 million at September 30, 2006, and the Company recorded $31.1 million and $6.0 million in other comprehensive loss during the three and nine-month periods ending September 30, 2006. During the first nine months of 2006, the Company did not recognize in the statement of operations any gain or loss from hedge ineffectiveness and did not exclude any component of its derivative instruments’ gain or loss from its assessment of hedge effectiveness. In addition, the Company anticipates that the cash flow hedge will be highly effective over the next twelve months, and the Company does not anticipate reclassifying into earnings any gains or losses currently within Accumulated Other Comprehensive Income.
     During the nine months ended September 30, 2006, no gains or losses were recognized into earnings as a result of the discontinuance of the cash flow hedges.
5. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK
     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock for the nine months ended September 30, 2006 (in thousands except share data):

	9 3/4%	11% Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred Stock	Total
Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2006	$154,812	$622,709	$777,521
Accretion	382	—	382
Accrual of cumulative dividends	11,637	50,001	61,638

Balance at September 30, 2006	$166,831	$672,710	$839,541

Aggregated liquidation preference and accumulated dividends at September 30, 2006	$166,960	$672,710	$839,670
Shares authorized	17,500	60,607	78,107
Shares issued and outstanding	16,695	60,607	77,302
Accrued dividends	$—	$66,640	$66,640

14 1/4% Junior
Exchangeable
Preferred
Stock
Mandatorily redeemable preferred stock:
Balance at January 1, 2006	$540,916
Accrual of cumulative dividends	58,822

Balance at September 30, 2006	$599,738

Aggregated liquidation preference and accumulated dividends at September 30, 2006	$599,738
Shares authorized	72,000
Shares issued and outstanding	56,931
Accrued dividends	$30,423
     The Company is required to redeem the 14 1/4% Junior Exchangeable Preferred Stock and 9 3/4% Convertible Preferred Stock by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities at their mandatory redemption dates, which reflect the aggregate liquidation preference plus accumulated and unpaid dividends, are approximately $609.9 million and $171.0 million, respectively. The Company does not have the financial resources to redeem these securities. The terms of the Company’s outstanding debt limit the amount of these securities that the Company is permitted to redeem. If the Company does not redeem these series of preferred stock by their scheduled redemption dates, the holders of each series will have the right, each voting separately as one class, to elect two additional members to the Company’s board of directors.

     The certificates of designation of the preferred stock contain certain covenants which, among other things, restrict additional indebtedness, payment of dividends, transactions with related parties, certain investments and transfers or sales of assets. As of September 30, 2006, the Company was in compliance with its preferred stock covenants.
6. INCOME TAXES
     The Company structured the disposition of its radio division in 1997 and the acquisition of its television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a ‘‘like-kind’’ exchange under Section 1031 of the Internal Revenue Code and would permit the Company to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS examined the Company’s 1997 tax return and proposed to disallow all of the gain deferral, and the Company filed a protest with the IRS appeals division. In June of 2005 the Company reached a tentative settlement of this matter that resulted in the recognition, for income tax purposes, of an additional $200.0 million gain resulting from the disposition of its radio division. Because the Company had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, the Company was not liable for any federal tax deficiency, but was liable for state income taxes, interest on the state income taxes due and interest on the federal tax liability for the period prior to the carry back of net operating losses. During the nine months ended September 30, 2006, the Company paid state income taxes of approximately $2.6 million and federal and state interest of approximately $3.4 million in connection with this settlement, which was finalized in March of 2006.
     The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all deferred tax assets will not be realized. As of September 30, 2006 and December 31, 2005, the Company has recorded a valuation allowance for its deferred tax assets (primarily resulting from taxable losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as the Company believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. The Company will continue to record increases in its valuation allowance in future periods based on increases in the Company’s net deferred tax assets. As a result, for the three and nine months ended September 30, 2006, the Company recorded a provision for income taxes in the amount of $5.4 million and $14.8 million, respectively. The Company recorded an income tax provision of $8.0 million during the three months ended September 30, 2005 and an income tax benefit of $19.9 million for the nine months ended September 30, 2005, as the tentative settlement with the IRS reached in 2005 resulted in a reduction to the Company’s valuation allowance of approximately $37.7 million.
     As of December 31, 2005 and September 30, 2006, the liability for deferred income taxes amounted to $177.2 million and $192.1 million, respectively. The increase is due primarily to the increase in basis difference in the Company’s FCC license intangible assets, which are not amortized for financial reporting purposes.
7. INVESTMENT IN JOINT VENTURE
     On August 18, 2006, the Company entered into an agreement establishing a joint venture with NBCU and three other parties to launch a television service targeted to children. The service was launched in early September of 2006. During the nine months ended September 30, 2006, the Company contributed $2.4 million of cash to the joint venture to fund certain start-up activities and provide working capital, including a non-refundable payment to NBCU for the right to air the programming service on NBCU’s television networks. In addition, the Company agreed to carry the venture’s programming on its primary network for three hours per week and to make available to the venture a portion of its digital spectrum for the launch of a digital channel on which the programming service will be aired.
     The Company has a 51% ownership interest in the joint venture, and is entitled to 51% of the venture’s profits and losses. Notwithstanding the Company’s ownership interest and share of the joint venture’s profits and losses, the Company does not have control over the operations of the joint venture. As a result, this entity is not consolidated into the Company’s financial statements.
     The Company accounts for its investment in the joint venture under the equity method. In the three and nine months ended September 30, 2006, the Company recognized approximately $652,000 as its share of the joint venture’s losses through September 30, 2006. This amount is reflected as a non-operating expense in the Company’s statement of operations.
8. PER SHARE DATA
     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

     As of September 30, 2006 and 2005, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	September 30,
	2006	2005
Stock options	17,682	2,220
Class A common stock warrants, restricted Class A common stock outstanding and Restricted Stock Units	9,948	35,416
Class A common stock reserved for issuance under convertible Securities	313,469	41,373

	341,099	79,009

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
     During the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense as follows (in thousands):

	Three Months	Nine Months
Vesting of stock options	$1,331	$3,992
Vesting of Restricted Stock Units	982	2,947
Vesting of restricted Class A common stock	105	313

	$2,418	$7,252

     The adoption of SFAS No. 123R resulted in an increase to selling, general and administrative expenses, loss before income taxes and net loss of approximately $2.6 million, or $0.04 per share, for the nine months ended September 30, 2006 over what would have been recorded under the original provisions of SFAS No. 123.
     On November 7, 2005, the Company reserved 50,000,000 shares of Class A common stock for issuance in connection with stock awards to its chief executive officer and its then president and chief operating officer and additional awards the Company agreed to make under the Amended and Restated Stockholder Agreement between the Company and NBCU. In connection with this agreement, the Company adopted the 2006 Stock Incentive Plan, which was approved by the Company’s stockholders on June 23, 2006, and provides for a maximum of 50,000,000 shares of common stock to be issued pursuant to awards granted under the plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. As of September 30, 2006 the Company had 25,000,000 shares available for future awards under this plan. The Company also had, as of September 30, 2006, 2,292,681 shares available for future awards under previously adopted stock incentive plans.
Stock Options
     Also on November 7, 2005, the Company granted options to purchase an aggregate of 8,333,334 shares of Class A common stock at a price of $0.42 per share and 8,333,333 shares of Class A common stock at a price of $1.25 per share to its chief executive officer and to its then president and chief operating officer, which vest on each of the eighteenth, twenty-fourth, thirty-sixth and forty-eighth month anniversaries of the grant date, subject to the early vesting provisions contained in the executives’ respective employment agreements (see Note 13 for additional information). At September 30, 2006, these options had a weighted average contractual life of 6.1 years and an intrinsic value of $3.3 million.

     As of September 30, 2006, the Company had 17,681,758 stock options outstanding, of which 1,015,091 were fully vested. A summary of the activity in the Company’s stock option plans for the nine months ended September 30, 2006 is as follows:

			Non-qualified Options
	Options Granted Under		Granted Outside of Stock
	Stock Incentive Plans		Incentive Plans
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	18,042,174	$0.89	522,500	$3.04
Granted	0	—	—	—
Cancelled	(378,416)	1.10	(500,000)	2.85
Exercised	(4,500)	0.01	—	—

Outstanding, September 30, 2006	17,659,258	0.89	22,500	7.25

Weighted average fair value of options granted during the year		$—		$—
     For the nine months ended September 30, 2006, the Company did not grant any stock options. Stock options with an aggregate intrinsic value of approximately $4,000 were exercised during the nine months ended September 30, 2006.
     The following table summarizes information about vested and exercisable stock options outstanding at September 30, 2006:

		Weighted	Intrinsic Value
	Number	Average	at
	Outstanding	Remaining	September 30,
	September 30,	Contractual	2006 (in
Exercise Prices	2006	Life	thousands)
$0.01	517,830	2.6
$2.11	2,500	0.5
$3.42	437,261	0.1
$7.25	22,500	5.3
$7.25	35,000	1.7

Total	1,015,091		$414

     Compensation expense pertaining to stock options recognized in 2006 assumes a risk-free interest rate of 4.5%, expected volatility (which is based on historical volatility) at 94%, zero dividend yield and an expected option term of five years. The expected option term is based on the Company’s historical experience with similar awards. The previously disclosed pro forma effect of recognizing the estimated fair value of stock-based compensation for the three and nine months ending September 30, 2005 is presented below:

	Three Months	Nine Months
Net loss attributable to common stockholders:
As reported	$(105,204)	$(242,831)
Add: Stock-based compensation expense included in reported net loss	849	4,031
Deduct: Total stock-based compensation expense determined under the fair value method	(849)	(4,031)

Pro forma net loss attributable to common stockholders	$(105,204)	$(242,831)

Basic and diluted net loss per share:
As reported	$(1.51)	$(3.51)
Pro forma	(1.51)	(3.51)

Expected volatility	—	74% to 91%
Risk free interest rate	—	3.0% to 3.9%
Dividend yield	—	0%
Expected option term	—	One day to 1.5	years
     The Company expects to recognize approximately $6.2 million of additional compensation expense from the remainder of 2006 through 2009 (a weighted average period of 1.5 years) for stock options that are not currently vested. The Company expects to issue new shares from existing or future authorized amounts upon the exercise or settlement of any stock options or Restricted Stock Units (RSUs). In addition, during the nine months ended September 30, 2006, the Company reclassified $4.5 million from stockholders’ equity to Contingent Common Stock and Stock Option Purchase Obligations, due to the possibility that cash payment may be required in consideration of the cancellation of certain stock options awarded to the chief executive officer.

     SFAS No. 123R also requires entities to report the excess tax benefits from the exercise of stock options as cash inflows from financing activities. This requirement did not have an effect on the Company due to the Company’s net operating loss carryforwards.
Restricted Stock Units
     On November 7, 2005, the Company awarded RSUs with respect to an aggregate of 9,333,333 shares of Class A common stock to its chief executive officer and to its then president and chief operating officer. Each RSU notionally represents one share of the Company’s Class A common stock. Under the terms of the respective RSU grants, 1,333,333 RSUs have a purchase price of $0.01 and the remaining 8.0 million RSUs have no purchase price. One million RSUs were awarded under the 1998 Stock Incentive Plan and will vest in five equal annual installments. The remaining RSUs were awarded under the new stock incentive plan discussed above, and vest in 25% increments on each of the eighteenth, twenty-fourth, thirty-sixth and forty-eighth month anniversaries of November 7, 2005, subject to the early vesting provisions contained in the executives’ respective employment agreements. The RSU’s were valued based on the closing price of the Company’s common stock on the date of the award, less the $0.01 exercise price where applicable. There were no changes to the terms or the amount of RSUs outstanding, either through new grants, conversions, exercises, settlements, cancellations or forfeitures, during the nine months ended September 30, 2006, and no RSUs were vested as of September 30, 2006. As of September 30, 2006 the RSUs have an intrinsic value of $7.5 million, and have a weighted average remaining contractual life of 3.1 years.
     The Company expects to recognize approximately $4.5 million of additional compensation expense from the remainder of 2006 through 2009 (a weighted average period of 1.5 years) for RSUs that are not currently vested. See note 13 for additional discussion of RSUs.
Restricted Common Stock
     In April 2005, the Company amended the terms of the stock option agreements of eligible holders to permit those persons holding unvested stock options to exercise, during a one business day period, the unvested options and purchase unvested shares of Class A common stock. As a result of this offer, eligible holders exercised unvested options resulting in the issuance of an aggregate of 2,678,175 unvested shares of Class A common stock. At December 31, 2005, and September 30, 2006, 525,383 and 614,690 unvested shares were outstanding, with weighted average grant date fair values of $2.43 and $2.21 per share, respectively. During the first nine months of 2006, 37,000 shares, with an average grant date fair value of approximately $0.61 per share, vested. In addition, a total of 132,558 restricted shares, with a weighted average grant date fair value of $0.90 per share, were granted to the Company’s non-employee directors during the first nine months of 2006.
     The Company determines the fair value of restricted common stock based on the closing market price of the Company’s Class A common stock on the date of grant. The Company recognizes compensation expense on a pro rata basis as these shares vest. The Company expects to recognize an aggregate of $0.3 million of compensation expense through 2010 (a weighted average period of 1.1 years) in connection with restricted common stock granted to employees and directors.
10. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information and non-cash financing activities are as follows (in thousands):

	For the Nine Months
	Ended September 30,
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid for interest	$61,962	$36,808

Cash paid for income taxes	$2,736	$320

Non-cash financing activities:
Dividends on redeemable and convertible preferred stock	$61,638	$113,438

Discount accretion on redeemable and convertible securities	$382	$380

11. COMMITMENTS
     During the first nine months of 2006, the Company entered into a number of new programming license agreements. At September 30, 2006, the Company’s minimum aggregate obligation under these agreements amounts to approximately $14.7 million ($3.6 million of which is reflected in obligations for program rights on the Company’s balance sheet as of September 30, 2006), to be paid in various installments through December of 2007. Included in the minimum aggregate obligation is a commitment of approximately $3.4 million under a program license agreement with NBCU. In connection with entering into these agreements, the Company recorded charges during the three and nine months ended September 30, 2006 of approximately $1.6 million and $8.2 million, respectively, to write down to net realizable value and shorten the amortizable lives of certain programming. This amount is reflected in program rights amortization expense in the accompanying statements of operations.
12. NEW ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires sponsors of defined benefit plans to, among other things, recognize the funded status of a benefit plan in its statement of operations and recognize in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules. It also modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and the measurement elements are effective for fiscal years ending after December 15, 2008. As the Company does not sponsor any defined benefit plans, SFAS No. 158 will not have an effect on the Company’s financial position or results of operations.
     Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement provides a uniform definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements, but does not expand the areas in which fair value measurements are required. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact that this standard will have on its financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that in evaluating the effects of prior year errors on current year financial statements, SEC registrants must consider the effect of the errors on both the current year statement of operations and the magnitude of the errors on the current year balance sheet. As a result, SAB 108 could require prior year financial statements to be corrected for errors that had previously been deemed immaterial. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has not determined the impact that this standard will have on its financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the effect, if any, this Interpretation may have on its financial condition, results of operations, cash flows or disclosures.
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

13. SUBSEQUENT EVENTS
     On October 17, 2006, the Company entered into a separation agreement with its former president and chief operating officer. In accordance with the terms of the separation agreement, the Company paid the executive $3.0 million and all stock options and RSUs that had previously been awarded to him immediately vested. As a result, the Company will recognize severance expense of approximately $3.9 million in the fourth quarter of 2006, including $0.9 million of stock-based compensation expense.

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
     Among the significant risks and uncertainties which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition are those included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and the following:
•	Our high level of debt and the restrictions imposed on us by the terms of our debt and our preferred stock;

•	Our history of significant operating losses and negative cash flow;

•	The risk of a decline in the rates at which we sell long form paid programming;

•	The risk of loss of a portion of our distribution platform;

•	Our inability to redeem our preferred stock at the scheduled redemption dates in the fourth quarter of 2006; and

•	Changes in the legal and regulatory environment affecting broadcasters.
OVERVIEW
     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), which reach all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. We operate “i”, a network that provides programming seven days per week, 24 hours per day, and reaches approximately 93 million homes, or 84% of prime time television households in the U.S., through our broadcast television station group, and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of television series and feature films that have appeared previously on other broadcast networks which we have purchased the right to air. The balance of our programming consists of long form paid programming (principally infomercials), programming produced by third parties who have purchased from us the right to air their programming during specific time periods and public interest programming. We have obtained certain information included in this report, such as market rank and television household data, from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this information.
     As part of our strategic plan to rebrand and reposition our company, in February 2006 we commenced doing business under the name “ION Media Networks” and on June 26, 2006, following approval of our stockholders, we changed our corporate name to “ION Media Networks, Inc.”
     For the three and nine-month periods ended September 30, 2006, we generated net revenues of $42.0 million and $132.4 million, respectively, from the sale of local and national air time for long-form paid programming, consisting primarily of infomercials. For the three and nine-month periods ended September 30, 2005, we generated net revenues of $43.4 million and $130.8 million, respectively, from the sale of local and national long-form paid programming. The remainder of our net revenues ($11.3 million and $35.6 million for the three and nine-month periods ended September 30, 2006, respectively, and $16.0 million and $60.1 million for the three and nine-month periods ended September 30, 2005, respectively) were generated primarily from the sale of commercial spot advertisements.
     Since the first half of 2005, we have implemented significant changes to our business strategy, including changes in our programming and sales operations. Among the key elements of our new strategy are:
•	rebranding our network to “i” from PAX TV, which we began on July 1, 2005;

•	changing our corporate name to ION Media Networks, Inc., with associated changes in our corporate logo and brand identity;

•	significantly reducing our programming expenses by eliminating investments in new original entertainment programming;

•	phasing out our sales of commercial spot advertisements that are based on audience ratings, and increasing our sales of spot advertisements that are not dependent upon audience ratings, such as direct response advertising; and

•	providing entertainment programming consisting of syndicated programming and programming of third parties who have purchased from us the right to air their programming during specific time periods.
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
     We continue to provide a mix of entertainment programming and long form paid programming across our entire distribution system on a “network” basis. Our stations also provide local public interest programming. During 2006, we entered into a number of new programming agreements that provide us with access to television series and movie titles that were previously not available to us, and which we believe will broaden our network’s content appeal and demographic positioning. We are also developing digital television broadcasts that we intend to provide through multicasting, beginning in early 2007.
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
Financial Performance:
•	Net revenues in the third quarter of 2006 decreased 10% to $53.3 million from $59.4 million in the third quarter of 2005, primarily due to our non-rated spot and direct response advertisements selling at lower rates.

Net revenues for the nine months ended September 30, 2006 decreased 12% to $168.0 million from $190.9 million for the nine months ended September 30, 2005 due to the shift to non-rated advertisements.

•	Operating income in the third quarter of 2006 was $2.0 million, as compared to an operating loss of $19.4 million in the third quarter of 2005. Operating loss in 2005 includes $24.3 million of restructuring charges recognized in the quarter, mainly due to costs we continue to incur under a contract that no longer provides any economic benefit to us. Operating income in 2006 reflects a reduction in program rights amortization expense, largely offset by the decrease in revenues noted above.

Operating income for the first nine months of 2006 was $20.6 million, as compared to an operating loss of $20.8 million in the first nine months of 2005. We recorded $28.6 million of restructuring charges in 2005, and in 2006 we recorded a restructuring credit of approximately $7.0 million, which primarily reflects the amendment of the terms of a contract, our obligations under which had been accrued as part of our 2005 restructuring. In addition, the reductions in selling, general and administrative expenses and program rights amortization expense in 2006 of approximately $44.0 million more than offset the decline in revenues in 2006 and the $16.8 million we received in 2005 in connection with the settlement of an insurance claim.

•	Net loss attributable to common stockholders in the third quarter of 2006 was $72.7 million, as compared to $105.2 million in the third quarter of 2005. The decrease is due primarily to higher operating income in 2006 and lower accrued dividends on our redeemable preferred stock in 2006 resulting from the amendment of the terms of our Series B preferred stock.

Net loss attributable to common stockholders for the first nine months of 2006 was $198.1 million, as compared to $242.8 million for the first nine months of 2005, as the increase in operating income and lower accrued dividends on redeemable preferred stock in 2006 were partially offset by a $34.8 million income tax benefit recorded in 2005 in connection with the settlement with the IRS pertaining to the disposition of our radio division in 1997 (see Note 6 to the consolidated financial statements).

•	Cash used in operating activities was $5.8 million for the first nine months of 2006, as compared to $1.0 million for the first nine months of 2005. The increase is mainly due to a $25.2 million increase in cash interest payments in 2006 as compared to the prior year and the $16.8 million of cash received in 2005 from the insurance settlement discussed above, largely offset by a $38.0 million decrease in program rights payments in 2006.
Balance Sheet:
     Our cash and cash equivalents decreased during the nine months ended September 30, 2006 by $22.7 million to $68.2 million, as our operations did not generate sufficient cash to cover our payments for debt service and capital expenditures during the period. We expect our cash balances to decrease over the remainder of 2006, due to our debt service obligations. As of September 30, 2006, our total debt amounted to approximately $1.13 billion. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with a total carrying value of $1.44 billion as of September 30, 2006, of which $766.7 million is required to be redeemed in the fourth quarter of 2006 (see Liquidity and Capital Resources below).
     Sources of Cash:
     Our principal sources of cash during the first nine months of 2006 were revenues from the sale of long form paid programming, direct response advertising and network spot advertising, which we also expect to be our principal sources of cash for the remainder of 2006. We are also exploring the sale of certain assets, which, if completed during 2006, would generate additional cash.
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

RESULTS OF OPERATIONS
     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months ended September 30,				Nine Months ended September 30,
	2006	%	2005	%	2006	%	2005	%
Net revenues (net of agency commissions)	$53,338	100.0	$59,355	100.0	$167,999	100.0	$190,935	100.0

Expenses:
Programming and broadcast operations	14,209	26.6	14,081	23.7	42,416	25.2	42,642	22.3
Program rights amortization	9,373	17.6	16,104	27.1	28,398	16.9	49,479	25.9
Selling, general and administrative	15,945	29.9	14,078	23.7	51,688	30.8	74,614	39.1
Depreciation and amortization	9,071	17.0	8,973	15.1	26,810	16.0	28,044	14.7
Insurance recoveries	—	—	—	—	—	—	(15,652)	(8.2)
Time brokerage	1,145	2.1	1,145	1.9	3,435	2.0	3,435	1.8
Restructuring (credits) charges	25	0.0	24,345	41.0	(7,032)	(4.2)	28,592	15.0

Total operating expenses	49,768	93.3	78,726	132.6	145,715	86.7	211,154	110.6

Loss on sale or disposal of broadcast and other assets, net	(1,615)	(3.0)	(33)	(0.1)	(1,696)	(1.0)	(600)	(0.3)

Operating income (loss)	$1,955	3.7	$(19,404)	(32.7)	$20,588	12.3	$(20,819)	(10.9)

Other Data:
Program rights payments and deposits	$2,290		$4,438		$5,290		$43,298
Purchases of property and equipment	2,416		3,934		11,522		8,875
Cash flows (used in) provided by operating activities	(7,873)		1,790		(5,773)		(1,013)
Cash flows (used in) provided by investing activities	(4,577)		(6,470)		(15,399)		18,166
Cash flows used in financing activities	(19)		(18)		(1,547)		(52)
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     Net revenues decreased 10% to $53.3 million for the three months ended September 30, 2006 from $59.4 million for the three months ended September 30, 2005, primarily due to lower selling rates realized on our non-rated spot and direct response advertisements.
     Programming and broadcast operations expenses were $14.2 million during the three months ended September 30, 2006, essentially unchanged from the same period of a year ago, as higher utilities and repair and maintenance expenses were offset by lower rental expense due to the termination of some of our operating leases.
     Program rights amortization expense decreased to $9.4 million during the three months ended September 30, 2006, compared with $16.1 million for the three months ended September 30, 2005. The decrease is due to continued amortization of our existing programming assets, which have been replaced with less expensive, shorter term program license agreements. Program rights amortization expense in 2006 includes a charge of $1.6 million to write down to net realizable value and reduce the amortizable lives of certain programming as a result of new program license agreements entered into during 2006.
     Selling, general and administrative expenses (“SG&A”) was $15.9 million during the three months ended September 30, 2006, compared with $14.1 million for the comparable period in the prior year, primarily due to a $1.6 million increase in stock-based compensation expense for 2006. As discussed in Note 9 to the consolidated financial statements, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) effective January 1, 2006. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, which is the method we employed prior to 2006, is no longer permitted. We adopted SFAS No. 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented in this report have not been restated to reflect the adoption of SFAS No. 123R. After assessing alternative valuation models and amortization assumptions, we chose to continue using the Black-Scholes valuation model with recognition of compensation expense over the requisite service period of the grant. We continued to estimate the volatility of our common stock for fair value calculation purposes based on historical volatility. Our adoption of SFAS No. 123R resulted in an increase to SG&A and net loss attributable to common stockholders for the three months ended September 30, 2006 of approximately $0.9 million over what we would have recorded under the original provisions of SFAS No. 123.
     SG&A for the third quarter also reflects lower expenses for research and ratings services of approximately $1.0 million and reduced legal and audit fees of approximately $1.1 million, largely offset by higher employee-related costs. The expense reduction pertaining to research and ratings services is primarily related to the contractual payments for services used to support the sale of commercial spot advertisements that are based on audience ratings that were accrued as restructuring charges in 2005.
     Depreciation and amortization expense was $9.1 million during the three months ended September 30, 2006, which is essentially unchanged from the same period of a year ago.
     During the third quarter of 2005, we recorded a restructuring charge of $24.3 million in connection with our plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements. The third quarter charge was composed primarily of costs that we will continue to incur under the remaining term of a contract that no longer provides any economic benefit to us.
     During the third quarter of 2006, we recorded a charge of approximately $1.3 million related to the obsolescence and disposal of some of our property and equipment.
     Interest expense for the three months ended September 30, 2006 increased to $28.5 million from $27.5 million in the same period in 2005. The increase is due primarily to a slightly higher principal balance and a higher LIBOR interest rate in 2006 than in 2005, partially offset by lower amortization of deferred financing fees.
     Dividends on mandatorily redeemable preferred stock were $20.3 million for the three months ended September 30, 2006 compared to $17.7 million for the three months ended September 30, 2005, as we continued to pay dividends on our 14 1/4% Junior Exchangeable preferred stock in the form of additional shares.
     The provision for income taxes for the three months ended September 30, 2006 was $5.4 million compared to $8.0 million for the three months ended September 30, 2005. It is our practice to review certain of our estimates related to state income taxes and evaluate our overall effective income tax rate during the third quarter of each year. The settlement with the IRS discussed below resulted in an increase to our effective tax rate that was recognized in the third quarter of 2005.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $20.8 million for the three months ended September 30, 2006 compared to $33.0 million for the three months ended September 30, 2005. The decrease is due primarily to the amendments to our Series B preferred stock which reduced the dividend rate to 11% from 28.3% for the same period in 2005.
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
     Net revenues decreased 12% to $168.0 million for the nine months ended September 30, 2006 from $190.9 million for the nine months ended September 30, 2005, primarily due to our shift to non-rated spot advertisements and direct response advertisements, which sell at lower rates.
     Programming and broadcast operations expenses were $42.4 million during the nine months ended September 30, 2006, compared with $42.6 million for the comparable period in the prior year, as the elimination of JSA-related expenses in 2006 resulting from our 2005 restructuring, with comparable expenses in 2005 of approximately $2.5 million, was offset by higher program residual expenses, utilities expense and repair and maintenance expense in 2006. In addition, federal legislation was enacted in the first quarter of 2006 which set a definitive date for the completion of the transition from analog to digital broadcasting. Some of our operating leases contain terms whereby the rental payments decrease when we cease broadcasting an analog signal. Because we recognize rent expense on a straight line basis over the life of the lease, the definitive reduction in future payments for these leases resulted in a reduction in rent expense of approximately $0.6 million during the first nine months of 2006.
     Program rights amortization expense decreased to $28.4 million during the first nine months of 2006, compared with $49.5 million for the first nine months of 2005. The decrease is due to continued amortization of our existing programming assets, which we have replaced with less expensive, shorter term license agreements. Program rights amortization expense in 2006 includes a charge of $8.2 million related to the write down to net realizable value and reduction of the amortizable lives of certain programming as a result of new program license agreements entered into during 2006.
     SG&A was $51.7 million during the nine months ended September 30, 2006, compared with $74.6 million for the comparable period in the prior year. The decrease is primarily due to the elimination of JSA and related expenses of approximately $18.0 million, lower expenses for research and ratings services of $9.9 million and reduced legal, audit and consulting fees of approximately $3.3 million, partially offset by higher employee-related costs of approximately $3.6 million and a payment of $1.3 million for the settlement of litigation.
     SG&A also includes stock-based compensation expense of approximately $7.3 million for the first nine months of 2006, as compared with $2.9 million of stock-based compensation expense in the first nine months of 2005. Substantially all of the stock-based compensation expense that we recorded in the first nine months of 2006 pertained to the stock options and restricted stock units that were granted to our chief executive officer and former chief operating officer in November of 2005. Our adoption of SFAS No. 123R resulted in an increase to SG&A and net loss attributable to common stockholders of approximately $2.6 million over what we would have recorded under the original provisions of SFAS No. 123. We did not accelerate any vesting or make any modifications to existing equity compensation awards prior to January 1, 2006 in anticipation of the adoption of SFAS No. 123R.
     Depreciation and amortization expense was $26.8 million during the nine months ended September 30, 2006, as compared to $28.0 million in the comparable period of the prior year. In connection with the termination of our JSAs in 2005, we shortened the lives of certain leasehold improvements at JSA locations to coincide with the termination of the related JSA agreements, resulting in additional depreciation expense of $1.4 million for the nine months ended September 30, 2005.
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
     On August 10, 2006, the terms of a contract for which we had accrued all of our obligations as part of our 2005 restructuring were amended to reduce the estimated amount due under the contract as of June 30, 2006 by approximately $7.2 million. We recorded a corresponding credit to restructuring charges in our statement of operations for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we recorded a restructuring charge of $28.6 million in connection with our plan to substantially reduce or eliminate the sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements.
     Interest expense for the nine months ended September 30, 2006 increased to $84.3 million from $82.7 million in the same period in 2005, primarily due to slightly increased principal balances and higher LIBOR interest rates in 2006. Interest expense in 2005 includes $3.7 million in connection with our tentative settlement reached with the IRS regarding the 1997 disposition of our radio division.
     Dividends on mandatorily redeemable preferred stock were $58.8 million for the nine months ended September 30, 2006 compared to $51.3 million for the nine months ended September 30, 2005, as we continued to pay dividends on our 14 1/4% Junior Exchangeable preferred stock in the form of additional shares.
     The provision for income taxes for the nine months ended September 30, 2006 was $14.8 million, compared to an income tax benefit of $19.9 million for the nine months ended September 30, 2005. In June of 2005 we reached a tentative settlement with the IRS regarding the 1997 disposition of our radio division and our acquisition of television stations during the period following this disposition that we believed would qualify as a “like-kind” exchange under Section 1031 of the Internal Revenue Code. The settlement resulted in our recognition of an additional $200.0 million gain from the disposition of our radio division. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain recognized, we were not liable for any federal tax deficiency. However, as a result of reaching the tentative settlement with the IRS, we concluded that it was more likely than not that our net operating loss deferred tax assets, up to the amount of additional gain recognized, would be realized. As a result, we reduced the previously established valuation allowance for these net operating loss deferred tax assets by $37.7 million in 2005. This amount was partially offset by an estimated additional state income tax liability of $2.9 million resulting from the tentative settlement and $14.9 million of income tax expense incurred during the period. The settlement was finalized in March of 2006 and we have since paid all of the state income taxes and related interest required under the settlement.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $62.0 million for the nine months ended September 30, 2006 compared to $113.8 million for the nine months ended September 30, 2005. The decrease is due primarily to the amendments to our Series B preferred stock which reduced the dividend rate to 11% from 28.3% for the same period in 2005. The nine months ended September 30, 2005 also included an adjustment of $14.8 million for an increase in the dividend rate to 28.3% retroactive to September 15, 2004, which resulted from litigation.

LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are to fund debt service payments, capital expenditures for our television properties and programming rights payments. Our primary source of liquidity is our cash on hand. As of September 30, 2006, we had $68.2 million in cash and cash equivalents and had working capital, exclusive of preferred stock that is required to be redeemed in the fourth quarter of 2006 (see discussion below), of approximately $14.5 million. We believe that our cash on hand, cash we expect to generate from future operations and our ability to service a portion of our debt through in-kind payments in lieu of cash will provide the liquidity necessary to meet our obligations and financial commitments through the next four fiscal quarters, excluding the redemption of our preferred stock that is required during the fourth quarter of 2006. If our financial results are not as anticipated, we may be required to seek to sell certain assets, raise funds through the offering of additional debt and equity securities or refinance or restructure the terms of our debt in order to meet our liquidity needs, including the purchase of the television stations discussed below. We can provide no assurance that we would be successful in selling assets, raising additional funds or otherwise completing any type of refinancing or restructuring transaction.
     We have options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owners of these stations have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008, at the same price. We are currently operating these stations under time brokerage agreements, under which we pay monthly fees to the station owners. If we become obligated to purchase these stations, and our financial circumstances require us to seek to resell the stations, there can be no assurance that we would be able to resell the stations for an amount at least equal to our purchase price or that the terms of any resale transaction would permit us to continue operating the stations.
     While none of our outstanding shares of preferred stock require us to pay cash dividends, we are required to redeem our 14 1/4% Junior Exchangeable preferred stock and 9 3/4% Series A convertible preferred stock for cash by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities as of September 30, 2006 are $599.7 million and $167.0 million, respectively, and will be $609.9 million and $171.0 million on their respective mandatory redemption dates. We do not have the financial resources to redeem these securities for cash at their mandatory redemption dates and do not expect to have adequate cash to redeem these securities at any time in the foreseeable future. Our board of directors has decided not to declare any dividends on our 14 1/4% Junior Exchangeable preferred stock for the dividend period ending on November 15, 2006. The terms of our outstanding debt limit the amount of these securities that we are permitted to redeem. The certificates of designation for these two classes of preferred stock provide that the sole legal remedy of the holders for our failure to redeem the preferred stock at the mandatory redemption date is the right of the holders of each class, each voting separately as one class, to elect two additional members to our board of directors.
     On December 30, 2005, we refinanced all of our outstanding senior secured and senior subordinated debt by borrowing $325 million of new term loans and issuing $400 million of first lien senior secured floating rate notes and $405 million of second lien senior secured floating rate notes. The term loans and the first lien notes bear interest at a rate of three-month LIBOR plus 3.25%, are secured by first priority liens on substantially all of our and our subsidiaries’ assets and mature on January 15, 2012. The second lien notes bear interest at a rate of three-month LIBOR plus 6.25% and mature on January 15, 2013. Most of our obligations under the second lien notes are secured by second priority liens on substantially all of our and our subsidiaries’ assets. All three tranches require quarterly interest payments in January, April, July and October of each year. For any interest period ending prior to January 15, 2010, we have the option to pay interest on the second lien notes either (i) entirely in cash or (ii) in kind through the issuance of additional second lien notes or by increasing the principal amount of the outstanding second lien notes. If we elect to pay interest in kind on the second lien notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. We used the net proceeds of $1.1 billion from the issuance of these debt securities to retire our previously outstanding indebtedness, including the payment of $41.7 million of early redemption premiums. To date, we have elected to pay all of our interest on the second lien notes in cash, including the interest payment due January 16, 2007.
     On February 22, 2006, we entered into two floating to fixed interest rate swap arrangements which fixed the interest rates through maturity at 8.355% for the term loans and first lien notes and 11.36% for the second lien notes (assuming interest thereon is paid in cash). As a result, we made cash interest payments with respect to the term loans and the first and second lien notes in 2006 of $31.1 million on April 17 and $26.9 million on each of July 17 and October 16. If we continue to elect to pay cash interest on our second lien notes beyond January 16, 2007, our cash interest obligations in 2007 with respect to our $1.13 billion of secured debt would be approximately $107.8 million. If we elect to pay interest in kind on the second lien notes for the remaining three interest payments scheduled in 2007, our cash interest obligations in 2007 would be approximately $73.0 million.
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
     On November 6, 2005, Lowell W. Paxson resigned as our Chairman of the Board and director, and on November 7, 2005 he entered into a consulting and noncompetition agreement with us and NBCU, pursuant to which he has agreed, for a period commencing on November 7, 2005 and continuing until five years after the later of the closing of the acquisition of the shares of our common stock held by his affiliates through exercise of NBCU’s call right or the closing of our purchase of these shares, should NBCU’s call right not be exercised, to provide certain consulting services to us and to refrain from engaging in certain activities in competition with us. We paid Mr. Paxson $250,000 on signing in respect of the first year’s consulting services, and paid Mr. Paxson $750,000 in May of 2006 in respect of Mr. Paxson’s agreement to refrain from engaging in certain competitive activities. In accordance with this agreement, we paid Mr. Paxson $1,000,000 on November 7, 2006 and are obligated to pay Mr. Paxson three additional annual payments of $1,000,000 each on November 7, 2007, 2008 and 2009. These payments are to be allocated between consulting services and the non-compete agreement in the same ratio as the first two payments made under this agreement.
     On October 17, 2006, we entered into a separation agreement with Dean M. Goodman, our former president and chief operating officer. In accordance with the terms of the separation agreement, we paid Mr. Goodman $3 million on October 25, 2006 and all equity awards that had previously been granted to him immediately vested.
     In addition to the above, as of September 30, 2006, we were obligated under the terms of our outstanding debt, programming contracts, cable distribution agreements, operating lease agreements and employment agreements to make future payments as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Term loans and notes payable	$15	$80	$86	$95	$45	$1,130,000	$1,130,321
Obligations to CBS for program license	247	—	—	—	—	—	247
Obligations for other program rights and program rights commitments	3,052	11,836	—	—	—	—	14,888
Obligations for cable distribution rights	2,549	—	—	—	—	—	2,549
Operating leases and employment agreements	6,467	20,325	18,188	13,351	13,033	94,671	166,035

Total	$12,330	$32,241	$18,274	$13,446	$13,078	$1,224,671	$1,314,040

     For a majority of the employment agreements (with aggregate annual commitments amounting to $5.0 million) with our senior executives and managers, we may, under certain circumstances, also be required to make separation payments to these employees equal to the base salary they would have received for periods ranging from six months to two years. In addition, the employment agreement with our chief executive officer may, under certain circumstances, require us to make separation payments aggregating $7.5 million over a period of two to four years.
     On July 27, 2006, we terminated the executive retention bonus plan, adopted on October 14, 2005, under which select senior executives were eligible to receive additional cash compensation if the participant remained employed by us. We made payments to eligible participants under the plan as of December 31, 2005 and June 30, 2006 aggregating $2.7 million.
     Cash used in operating activities was approximately $5.8 million for the nine months ended September 30, 2006, compared with cash used in operating activities of $1.0 million for the nine months ended September 30, 2005. In 2006 we made payments for programming rights and deposits in the amount of $5.3 million, as compared to $43.3 million in 2005. This reduction was more than offset by cash interest paid in 2006 of approximately $62.0 million as compared to $36.8 million in 2005, and $16.8 million of cash received in 2005 in connection with the aforementioned insurance settlement.
     Cash used in investing activities was approximately $15.4 million in the first nine months of 2006, as compared to cash provided by investing activities of $18.2 million in the first nine months of 2005. In late 2004, we pre-funded $24.6 million of outstanding letters of credit to support our obligation to pay for certain original programming. These obligations were settled and the deposits were refunded in 2005. We also had $6.0 million of short-term investments mature during 2005. Capital expenditures, which consist primarily of the costs of converting our stations to digital broadcasting as required by the FCC and purchases of broadcast equipment for our television stations, were approximately $11.5 million and $8.9 million for the nine months ended September 30, 2006 and 2005, respectively. We currently own or operate 52 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received a construction permit from the FCC and expect to complete the build-out on one station during 2007, we are awaiting construction permits from the FCC with respect to six stations and one of our stations has not received a digital channel allocation and therefore will not be converted until the end of the digital transition. We expect our total capital expenditures for the remainder of 2006 will be approximately $3.0 million, and that capital expenditures in 2007 will be approximately $12.0 million, including approximately $4.0 million to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. We expect to fund these expenditures from cash on hand and cash from operations. In August of 2006, we formed a joint venture with NBCU and three other parties for the launch of a children’s programming service. To date, we have invested $2.4 million in this new venture.
     Cash used in financing activities was $1.5 million and $52,000 for the nine months ended September 30, 2006 and 2005, respectively. These amounts include principal repayments, payment of loan origination costs and proceeds from the exercise of stock options. Cash used in financing activities in 2006 is comprised primarily of loan origination costs in connection with the December 30, 2005 refinancing transaction.
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires sponsors of defined benefit plans to, among other things, recognize the funded status of a benefit plan in its statement of operations and recognize in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules. It also modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and the measurement elements are effective for fiscal years ending after December 15, 2008. As we do not sponsor any defined benefit plans, SFAS No. 158 will not have an effect on our financial position or results of operations.
     Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement provides a uniform definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not expand the areas in which fair value measurements are required. The Statement is effective for fiscal years beginning after November 15, 2007. We have not determined the impact that this standard will have on our financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that in evaluating the effects of prior year errors on current year financial statements, SEC registrants must consider the effect of the errors on both the current year statement of operations and the magnitude of the errors on the current year balance sheet. As a result, SAB 108 could require prior year financial statements to be corrected for errors that had previously been deemed immaterial. SAB 108 is effective for fiscal years ending after November 15, 2006. We have not determined the impact that this standard will have on our financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet analyzed the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

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
     In addition, there were no changes in our internal control over financial reporting during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
(a) List of Exhibits:

Exhibit
Number	Description of Exhibits
3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 14-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Second Amended and Restated Certificate of Designation of the Company’s 11% Series B Convertible Exchangeable Preferred Stock (5)

3.2	Amended and Restated Bylaws of the Company (effective November 1, 2006) (3)

4.7	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (4)

4.7.1	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (6)

4.8	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (4)

4.8.1	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (6)

4.9	Term Loan Agreement, dated December 30, 2005, among the Company, the subsidiary guarantors named therein, the Lenders named therein, Citicorp North America, Inc., as administrative agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Goldman Sachs Credit Partners L.P., and CIBC World Markets Corp., as joint bookrunners (4)

4.9.1	First Amendment to Term Loan Agreement, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and Citicorp North America, Inc., as Administrative Agent (6)

10.247	Separation Agreement and General Release, dated October 17, 2006,between the Company and Dean M. Goodman (7)

31.1	Certification by the Chief Executive Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Paxson Communications Corporation pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006 and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Current Report on Form 8-K, dated November 1, 2006, and incorporated herein by reference.

(4)	Filed with the Company’s Current Report on Form 8-K, dated December 30,2005, and incorporated herein by reference.

(5)	Filed with the Company’s Current Report on Form 8-K, dated March 7, 2006, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 22, 2006, and incorporated herein by reference.

(7)	Filed with the Company’s Current Report on Form 8-K, dated October 17, 2006, and incorporated herein by reference. Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION MEDIA NETWORKS, INC.

Date: November 13, 2006	By:	/s/ Richard Garcia

Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

	By:	/s/ Curtis L. Brandon

Vice President — Controller
(principal accounting officer )