Form 10-K
period 2006-12-31
ION MEDIA NETWORKS INC.
filed 2007-04-02
CIK 923877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of common stock held by non-affiliates of the registrant was $43,787,892 (based upon the $0.92 per share closing price on the American Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 16, 2007 was: 65,320,057 shares of Class A Common Stock, $0.001 par value, and 8,311,639 shares of Class B Common Stock, $0.001 par value.

PART I

ITEM 1.	Business

General

We are a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), all of which carry our network programming, including stations reaching all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. We provide network programming seven days per week, 24 hours per day, and reach approximately 94 million homes, or 84% of prime time television households in the U.S., through our broadcast television station group and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of television series and feature films that have appeared previously on other broadcast networks which we have purchased the right to air. The balance of our programming consists of long form paid programming (principally infomercials), programming produced by third parties who have purchased from us the right to air their programming during specific time periods and local public interest programming. We have obtained audience ratings and share, market rank and television household data set forth in this report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.

As part of our strategic plan to rebrand and reposition our company, in February 2006 we commenced doing business under the name “ION Media Networks” and on June 26, 2006, following approval of our stockholders, we changed our corporate name from “Paxson Communications Corporation” to “ION Media Networks, Inc.”

Recent Events

We did not redeem our outstanding shares of Cumulative Junior Exchangeable Preferred Stock (the “14 1/4% Junior Exchangeable preferred stock”) and 9 3/4% Series A Convertible Preferred Stock (“Convertible Preferred Stock”) by their required redemption dates of November 15, 2006 and December 31, 2006, respectively. As a result of our failure to redeem these series of preferred stock by their scheduled mandatory redemption dates, the holders of each series have the right, voting separately as one class, to elect two additional directors to our board of directors. Groups of holders of each series have notified us that they have begun the process necessary to exercise their right to elect additional directors. We therefore expect four additional directors to be elected to our board of directors in the near future.

On January 19, 2007, the owner of the television station serving the New Orleans market, which we operate under a time brokerage agreement (“TBA”), exercised its right to require us to purchase this station for a purchase price of $18 million.

On January 17, 2007, our board of directors received a proposal from NBC Universal, Inc. (“NBCU”) and Citadel Limited Partnership (“Citadel”) for a restructuring of our outstanding common and preferred stock that, if implemented, would include a tender offer for the shares of our Class A common stock on the terms contemplated by the November 7, 2005 transaction between us, NBCU and Lowell W. Paxson, our controlling stockholder and former chairman and chief executive officer (see “NBCU Relationship”). The proposal was amended on February 22, 2007 and March 29, 2007. As amended, the proposal provides that the tender offer would be conducted by an affiliate of Citadel and would be extended to all holders of our outstanding shares of Class A common stock, other than the shares held by Mr. Paxson and his affiliates and certain shares issued after November 7, 2005 in connection with stock-based compensation awards made after that date to our employees and directors. The proposal contemplates that the tender offer would commence upon the earlier of FCC approval of the transfer to an affiliate of Citadel of NBCU’s call right on the voting securities held by affiliates of Mr. Paxson, or May 6, 2007, at a price determined by the formula set out in the Amended and Restated Stockholder Agreement, dated November 7, 2005, among us, NBCU, Mr. Paxson and his affiliates. The proposal would require us to conduct an exchange offer with the holders of our mandatorily redeemable preferred stock that we were unable to redeem in 2006, under which accepting preferred stockholders would receive newly issued convertible subordinated debt of our company. Our board of directors, and the special committee of the board that was formed in June 2006 to explore potential strategic transactions and pursue third party expressions of interest in our company, are evaluating the proposal. The proposal is not binding on us and has not been negotiated by or on behalf of us. The transactions contemplated by the proposal would be subject to numerous conditions, risks and uncertainties, and there is no assurance that the proposal would be approved by our board of directors, or that any proposal that may ultimately be approved by our board of directors will actually be consummated.

As contemplated by the Amended and Restated Stockholder Agreement between us and NBCU dated November 7, 2005, on February 16, 2007 our board of directors approved an affiliate of Citadel as a permitted transferee of NBCU’s Call Right on the voting securities held by affiliates of Mr. Paxson.

On February 16, 2007, representatives of certain holders of our 14 1/4% Junior Exchangeable preferred stock purporting to represent a group (the “Ad Hoc Group”) holding in excess of 65% of the outstanding shares of the 14 1/4% Junior Exchangeable preferred stock presented a proposal to our board of directors for a proposed recapitalization transaction in which all of our outstanding preferred stock and common stock would be either exchanged for other securities, redeemed or cancelled and retired. The proposal is preliminary in nature and is being evaluated by our board of directors and the special committee of the board. The proposal is not binding on us and has not been negotiated by or on behalf of us. The transactions contemplated by the proposal would be subject to numerous conditions, risks and uncertainties, and there is no assurance that the proposal in its current form could actually be implemented, that the proposal would be approved by our board of directors, or that any proposal that may ultimately be approved by our board of directors will actually be consummated.

Business Strategy

Our principal business objective is to improve our operating performance and pursue more lucrative revenue sources in order to improve our cash flow. We have a history of significant losses and our business operations presently do not provide sufficient cash flow to support our debt service requirements and to pay cash dividends on and meet the redemption requirements of our preferred stock. We continue to consider and are attempting to develop strategic alternatives for our company, which may include finding a third party to acquire our company through a merger or other business combination or through a purchase of our equity securities, finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our preferred stock, or the sale of all or part of our assets. We believe that if we are able to improve our cash flow we may be able to improve our ability to take advantage of future opportunities to strengthen our business that may arise as a result of changes in the regulatory or business environment for broadcasters or other future developments in our industry. We seek to maintain an efficient operating structure and a flexible programming strategy as we implement changes to our business operations.

We continue to implement significant changes to our business strategy, including changes in our programming and sales operations. Among the key elements of our new strategy are:

•	changing our corporate name to ION Media Networks, Inc., with associated changes in our corporate logo and brand identity;

•	rebranding our network from “i” to “ION Television”, which we began on January 29, 2007, to reflect our decision to expand from independent programming to content for broader audiences across various age groups and to be consistent with our corporate brand identity;

•	significantly reducing our programming expenses by reducing our investments in new original entertainment programming and forming strategic alliances with both established and newly emerging content providers;

•	re-entering the general network spot advertising market;

•	utilizing our digital multicasting capability to launch new digital television services; and

•	exploring additional uses for our digital spectrum.

While we expect that a substantial portion of our revenues will continue to be derived from long form paid programming, primarily infomercials, we are pursuing a more diversified revenue mix, which includes the reintroduction of classic TV series and popular movies through multiple content agreements with Warner Bros., Sony and NBCU, which we entered into during 2006. In October of 2006, we executed a programming agreement with RHI Entertainment, a company involved in the production and distribution of miniseries and movies for television, that will provide our television network with access to RHI’s library of over 4,000 hours of content as well as select original programming. Under this agreement, RHI will serve as our exclusive television programming supplier on Friday, Saturday and Sunday nights for an initial two-year period beginning June 29, 2007. RHI will plan and program the 7 p.m. to 11 p.m. time periods, totaling 12 hours of programming per week. The agreement also provides for the U.S. broadcast premiere of at least six new RHI productions each year.

In September 2006, in partnership with NBCU, Scholastic Corp., Classic Media/Big Idea, and Corus Entertainment Inc., we launched qubo, a multi-platform children’s entertainment network. The qubo analog service currently airs in weekly three hour programming blocks on ION Television and NBC and in Spanish over NBCU’s Telemundo network. In January 2007, we launched a dedicated digital channel airing qubo 24 hours per day, seven days per week (“24/7”) across our entire television station group. We also expect to enter into additional content revenue sharing relationships in 2007 with various other content providers that we believe will broaden our television network’s content appeal and demographic positioning. In February of 2007 we launched “ION Life”, a 24/7 digital broadcast network dedicated to health and wellness for consumers and families.

We presently derive our revenues from the sale of network long form paid programming, network spot advertising and station advertising:

•	Network Long Form Paid Programming. We sell airtime for long form paid programming, consisting primarily of infomercials, during broadcasting hours when we are not airing entertainment programming or local public interest programming. Our network long form paid programming represented approximately 48.6%, 44.2% and 39.8% of our net revenue during the years ended December 31, 2006, 2005 and 2004, respectively.

•	Network Spot Advertising. We sell commercial airtime to advertisers who want to reach our entire nationwide viewing audience with a single advertisement. Our network spot advertising revenue represented approximately 18.8%, 20.7% and 20.7% of our net revenue during the years ended December 31, 2006, 2005 and 2004, respectively.

•	Station Advertising. We sell commercial airtime to advertisers who want to reach the viewing audience in specific geographic markets in which we own and operate our television stations. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Our station advertising sales represented approximately 32.6%, 35.1% and 39.5% of our net revenue during the years ended December 31, 2006, 2005 and 2004, respectively, (including 29.9%, 25.7% and 22.8%, respectively, of our net revenue during such years which was derived from long form paid programming).

Our primary operating expenses include selling, general and administrative expenses, depreciation and amortization expenses, programming expenses and employee compensation costs.

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

Operating Strategy

The principal components of our current operating strategy are:

•	Implement New Sales Strategy. In January 2007, we announced several strategic initiatives, including a realignment of our critical sales and marketing personnel and our return to the general network spot advertising market. We believe that our re-entry into the general network spot advertising market is necessary in order to increase our revenues. Based on our recent content initiatives and new partnerships, we have outlined a diversified revenue strategy that focuses on five areas: general network spot advertising, direct response, network long form, local long form and content revenue sharing relationships.

•	Increase Ratings. We believe that the success of our re-entry into the general network spot advertising market will be dependent upon our ability to increase the ratings of our network entertainment programming. We are introducing new content that we expect will increase our ratings and enable us to generate more lucrative sales opportunities than had been previously available to us.

•	Maintain a Flexible Programming Strategy. An important element of our plan to improve our business operations and cash flow is to continue to maintain a flexible programming strategy that allows us to take advantage of opportunities that may arise for us to improve our return on our broadcast airtime while significantly reducing our overall programming expenses. We believe this strategy allows us to enter into content license and strategic programming agreements that result in higher quality programming and significantly lower costs as compared to prior years when we had invested substantial amounts in new original entertainment programming.

•	Exploit Our Broadcast Station Group’s Digital Television Platform. Our owned and operated station group gives us a significant platform for digital broadcasting. We have completed the construction of digital broadcast facilities for 52 of our 60 owned and operated stations and intend to explore the most effective use of digital broadcast technology for each of our stations. We believe that qubo and ION Life are indicative of our ability to provide a significant broadband platform on which to broadcast digital television, including multiple television networks. We are also exploring additional uses for our unused digital spectrum. While future applications of this technology are uncertain, we believe that we are well positioned to take advantage of future opportunities with respect to our digital spectrum.

•	Benefit from a Centralized, Efficient Operating Structure. We centralize many of the functions of our owned and operated stations, including promotions, advertising, research, engineering, accounting and sales traffic. Our stations average fewer than 10 employees compared to an average of 90 employees at network-affiliated stations, and an average of 65 employees at independent stations in markets of similar size to ours. We employ a centralized programming strategy, which we believe enables us to keep our programming costs per station significantly lower than those of comparable stations. We provide programming for all of our stations and each station offers substantially the same programming schedule.

•	Continue Airing Long Form Paid Programming. We air a substantial amount of long form paid programming, as we have done since prior to launching our television network (then known as “PAX TV”) in 1998, as we believe this provides us with a stable revenue base. The portion of our net revenues which is derived from network and station long form paid programming increased to 78.5% for the year ended December 31, 2006 from 46.4% for the year ended December 31, 2002.

•	Expand and Improve Our Television Distribution. We intend to continue to expand our television distribution system to reach as many U.S. television households as possible in a cost efficient manner. We will seek to replace the distribution lost by the termination of our network affiliation agreements through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms. We continue working to improve the channel positioning of our broadcast television stations on local cable systems across the country, as we believe the ability to view our programming on one of the lower numbered channel positions (generally below channel 21) on a cable system improves the likelihood that viewers will watch our programming.

Distribution

We distribute our programming through a television distribution system comprised of our owned and operated broadcast television stations, cable television systems in various markets not served by our stations, satellite television providers and independently owned network-affiliated broadcast stations. According to Nielsen, our programming currently reaches 84% of U.S. television households (approximately 94 million homes).

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

Our Owned and Operated Television Stations.  We currently own and operate 60 broadcast television stations (including three stations we operate under TBAs), all of which carry our network programming, including stations reaching all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. Our owned and operated station group reaches approximately 60% of U.S. prime time television households, according to Nielsen. Our ownership of the stations providing most of our television distribution enables us to receive advertising revenue from each station’s entire broadcast day and to achieve operating efficiencies typically not enjoyed by network affiliated television stations. As nearly all of our owned and operated stations operate in the “ultra high frequency,” or UHF, portion of the broadcast spectrum, only half of the number of television households they reach are counted against the national ownership cap under the Communications Act. By exercising our rights under the Communications Act to require cable television system operators to carry the broadcast signals of our owned and operated stations, we reach many more television households in each station’s designated market area (“DMA”) than we would if our stations were limited to transmitting their broadcast signals over the airwaves.

We operate three stations (WPXL, New Orleans; WPXX, Memphis; and WBNA, Louisville) pursuant to TBAs with the station owners. Under these agreements, we provide the station with network programming and retain the advertising revenues from the sale of advertising time during substantially all of our network programming hours, in the case of WPXL and WPXX, and during half of our network programming hours, in the case of WBNA. We have options to acquire the New Orleans and Memphis stations and a right of first refusal to acquire the Louisville station. The owners of the two stations for which we have options have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008. On January 19, 2007, the owner of the television station serving the New Orleans market exercised its right to require us to purchase this station for a purchase price of $18 million.

The table below provides information about our owned and operated stations (including stations we operate pursuant to TBAs).

	Market	Station Call	Broadcast	Total Market TV
Market Name	Rank(1)	Letters	Channel	Households(1)

New York	1	WPXN	31	7,366,950
Los Angeles	2	KPXN	30	5,611,110
Chicago	3	WCPX	38	3,455,020
Philadelphia	4	WPPX	61	2,941,450
San Francisco	5	KKPX	65	2,383,570
Dallas	6	KPXD	68	2,378,660
Boston (Manchester)	7	WBPX	68	2,372,030
Boston	7	WDPX	58	2,372,030
Boston	7	WPXG	21	2,372,030
Washington D.C	8	WPXW	66	2,272,120

	Market	Station Call	Broadcast	Total Market TV
Market Name	Rank(1)	Letters	Channel	Households(1)

Washington D.C	8	WWPX	60	2,272,120
Atlanta	9	WPXA	14	2,205,510
Houston	10	KPXB	49	1,982,120
Detroit	11	WPXD	31	1,938,320
Tampa	12	WXPX	66	1,755,750
Phoenix	13	KPPX	51	1,725,000
Seattle	14	KWPX	33	1,724,450
Minneapolis	15	KPXM	41	1,678,430
Miami	16	WPXM	35	1,538,620
Cleveland	17	WVPX	23	1,537,500
Denver	18	KPXC	59	1,431,910
Orlando	19	WOPX	56	1,395,830
Sacramento	20	KSPX	29	1,368,680
Portland, OR	23	KPXG	22	1,117,990
Indianapolis	25	WIPX	63	1,060,550
Hartford	28	WHPX	26	1,014,630
Raleigh-Durham	29	WFPX	62	1,006,330
Raleigh-Durham	29	WRPX	47	1,006,330
Nashville	30	WNPX	28	944,100
Kansas City	31	KPXE	50	913,280
Milwaukee	34	WPXE	55	882,990
Salt Lake City	35	KUPX	16	839,170
San Antonio	37	KPXL	26	774,470
West Palm Beach	38	WPXP	67	772,140
Grand Rapids	39	WZPX	43	734,670
Birmingham	40	WPXH	44	723,210
Norfolk	42	WPXV	49	712,790
Memphis(2)(3)	44	WPXX	50	664,290
Oklahoma City	45	KOPX	62	662,380
Greensboro	47	WGPX	16	660,570
Louisville(2)(4)	48	WBNA	21	648,190
Buffalo	49	WPXJ	51	639,990
Jacksonville	50	WPXC	21	639,110
Providence	51	WPXQ	69	633,950
Wilkes Barre	53	WQPX	64	590,170
New Orleans(2)(3)	54	WPXL	49	566,960
Albany	56	WYPX	55	554,970
Knoxville	60	WPXK	54	523,010
Tulsa	62	KTPX	44	513,090
Lexington	63	WUPX	67	483,520
Charleston, WV	65	WLPX	29	477,040
Roanoke	68	WPXR	38	445,840
Honolulu	72	KPXO	66	419,160
Des Moines	73	KFPX	39	417,900

	Market	Station Call	Broadcast	Total Market TV
Market Name	Rank(1)	Letters	Channel	Households(1)

Spokane	77	KGPX	34	395,490
Syracuse	79	WSPX	56	386,940
Cedar Rapids	89	KPXR	48	333,270
Greenville-N. Bern	107	WEPX	38	270,420
Greenville-N. Bern	107	WPXU	35	270,420
Wausau	134	WTPX	46	180,640

(1)	Market rank is based on the number of television households in the television market or DMA as estimated by Nielsen, effective as of September 2006.

(2)	Station is independently owned and is operated by us under a TBA.

(3)	We have the option to acquire the station and the current owner has the right to require us to purchase the station at anytime after January 1, 2007 through December 31, 2008.

(4)	We have a right of first refusal to acquire the station.

Cable and Satellite Distribution.  In order to increase the distribution of our programming, we have entered into carriage agreements with the nation’s largest cable multiple system operators, as well as with other cable system operators and satellite television providers. These cable and satellite system operators carry our programming on a designated channel of their service. The carriage agreements enable us to reach television households in markets not served by our owned or affiliated stations. Our carriage agreements with cable system operators generally require us to pay an amount based upon television households reached. One of our carriage agreements with a satellite television provider allows the satellite provider to sell and retain the advertising revenue from a portion of the non-network advertising time during our network programming hours. Some of our carriage agreements with cable operators also provide this form of compensation to the cable operator. We do not pay compensation for reaching households in DMAs already served by our broadcast stations, even though the cable operator may provide our programming to these households, because we have exercised our “must carry” rights under the Communications Act. We believe that the ability to view our programming on one of the lower numbered channel positions (generally below channel 21) on a cable system improves the likelihood that viewers will watch our programming, and we have negotiated favorable channel positions with most of the cable system operators and satellite television providers with whom we have carriage agreements. Through cable and satellite distribution, we reach approximately 24% of U.S. prime time television households in DMAs not already served by our stations.

Our Network Affiliated Stations.  To increase the distribution of our network programming, we entered into affiliation agreements with stations in markets where we do not otherwise own or operate a broadcast station. We had affiliation agreements with respect to 49 television stations reaching approximately 3% of U.S. prime time television households. We exercised our right to terminate all of our affiliation agreements, effective June 30, 2005; 29 of these stations continue to be our affiliates under a month-to-month arrangement. We will seek to replace the distribution lost by the termination of our network affiliation agreements through the negotiation of new, more flexible affiliation agreements and carriage agreements with cable systems in the affected markets, as and if such agreements can be concluded on cost efficient terms.

Programming

We presently operate the television network known as “ION Television”, formerly known as “i,” and prior to that known as “PAX TV.” ION Television provides programming seven days per week, 24 hours per day. During our network entertainment programming hours, which are currently between 6:00 p.m. and 11:00 p.m. or midnight eastern time, we offer entertainment programs that are largely free of excessive violence, explicit sexual themes and foul language. Our network entertainment lineup currently mainly consists of syndicated programs, feature films and a limited amount of entertainment and sports programming on a market-by-market basis. We also air the qubo children’s programming service on Friday afternoons between 3:00 p.m. and 6:00 p.m.

During hours when we are not broadcasting entertainment programming, our stations broadcast long form paid programming, consisting primarily of infomercials, which are shows produced at no cost to us to market and sell products and services through viewer direct response, and paid religious programming. As we continue to pursue additional strategic programming alliances and content revenue sharing relationships, we may choose to increase the number of hours during which we air entertainment programming and reduce the amount of long form paid programming we air if doing so would result in increased revenues. It is possible that the programming we air after 11:00 p.m. will target a different demographic audience than what we have historically targeted during prime time hours.

An important element of our plan to improve our business operations and cash flow is to maintain a flexible programming strategy that allows us to take advantage of opportunities that may arise for us to improve our return on our broadcast airtime while significantly reducing our overall programming expenses. During 2006 we entered into new content license agreements with Sony, Warner Bros., and NBCU that provide us with broadcast rights to television series and movie titles that were previously not available to us, and which we believe will broaden our network’s content appeal and demographic positioning. These agreements, which are for an initial one year period with an option for renewal, permit us to access an entire programming library, as determined by the licensor, as opposed to one particular television series, allowing us to quickly adapt our programming schedule in order to increase its popularity and achieve higher ratings. We also have the ability to test the performance of a particular series without entering into an expensive long term commitment.

In June 2005, we entered into an agreement with The Christian Network, Inc., a not-for-profit corporation (“CNI”), amending the Master Agreement for Overnight Programming, Use of Digital Capacity and Public Interest Programming, dated September 10, 1999 (the “Master Agreement”), between us and CNI. Under the Master Agreement, we provided CNI with the right to broadcast its programming on our analog television stations during the hours of 1:00 a.m. to 6:00 a.m. and to use a portion of the digital broadcasting capacity of our television stations in exchange for CNI’s providing public interest programming. Pursuant to the June 2005 amendment, effective July 1, 2005, CNI relinquished its right to require us to broadcast its programming during the overnight hours on the analog signal of each of our stations, and accelerated the exercise of its right under the Master Agreement to require those of our television stations that have commenced broadcasting multiple digital programming streams (also known as multicasting) to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital programming streams. CNI retains its existing right to require those of our stations that have not yet commenced digital multicasting (currently 8 stations) to carry CNI’s programming on one of the station’s digital programming streams promptly following the date each such station commences digital multicasting. As consideration for the June 2005 amendment, we paid CNI an aggregate of $3.25 million during 2005 and 2006, and since July 1, 2005, we have been airing long form paid programming during the overnight hours.

Ratings

During the latter half of 2005, we phased out our sales of spot advertisements that are based on audience ratings and shifted to a strategy of selling spot advertisements that are not dependent upon audience ratings, such as direct response advertising, and selling blocks of airtime to third party programmers. We did not sell any ratings-based advertisements in 2006. We have since concluded that in order to increase our revenues and achieve our business objectives, we need to return to the general network spot advertising market. We announced this change on January 17, 2007. We expect our transition back to ratings-based advertisements to be essentially completed in time for the 2007-2008 broadcast season. As a result, we expect that the advertising revenues from our network entertainment programming will be largely dependent upon the popularity of our programming, in terms of audience ratings, and the attractiveness of our viewing audience demographic to advertisers.

Advertising

We offer advertisers the opportunity to reach our network’s nationwide viewing audience with a single infomercial or commercial, and to target specific geographic markets in which our programming is aired. We sell airtime to advertisers for long form paid programming, consisting primarily of infomercials. This programming may appear on our nationwide network or it may be aired only in specific geographic markets. We have realigned our long form sales teams into three categories; national long form sales, local long form sales and direct response.

We also sell commercial airtime to advertisers who want to reach our entire nationwide network viewing audience with a single advertisement, which we refer to as network spot advertising. Prior to July 1, 2005, NBCU served as our exclusive sales representative to sell most of our network spot advertising. Network spot advertising represented approximately 18.8%, 20.7% and 20.7% of our net revenue during the years ended December 31, 2006, 2005 and 2004, respectively. Our network advertising revenue also includes advertising, generally of a direct response nature, which reaches our cable and satellite viewers in markets not served by our stations during time that is otherwise allocated to station spot advertising, and which also reaches viewers in local markets during unsold station spot advertising time.

We also sell commercial airtime to local and national advertisers who want to reach our viewing audience in specific geographic markets in which we operate, which we refer to as station advertising. These advertisers may be local businesses or regional or national advertisers who want to target their advertising in these markets. Prior to July 1, 2005, NBCU provided national advertising sales services for a majority of our stations. In markets in which our stations had been operating under joint sales agreements (“JSAs”), our JSA partner served as our exclusive sales representative to sell our local station advertising. For stations for which NBCU did not provide national account representation, our JSA partner performed this function. Our station advertising represented approximately 32.6%, 35.1% and 39.5% of our net revenue during the years ended December 31, 2006, 2005 and 2004 (including 29.9%, 25.7% and 22.8%, respectively, of our net revenue during such years which was derived from long form paid programming).

We terminated the non-NBCU JSAs effective June 30, 2005. We suspended, by mutual agreement, our national sales agency agreement with NBCU, pursuant to which NBCU sold national spot advertisements for 49 of our 60 stations, our network sales agency agreement with NBCU and each of our JSAs with NBCU (covering 14 of our stations in 12 markets). Since July 1, 2005, substantially all advertising sales functions previously handled by our JSA partners and NBCU have been handled by our own employees.

Advertising rates that are not dependent on audience ratings are typically negotiated and based upon:

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

Series B preferred stock.  We and NBCU amended the terms of the Series B preferred stock so that it accrues cumulative, non-compounded dividends from October 1, 2005 at an annual rate of 11% on the $603.6 million liquidation preference that was outstanding after the stock issuance described above, and is convertible (subject to anti-dilution adjustments) into 301,785,000 shares of our Class A common stock for an initial conversion price of $2.00 per share. The conversion price of the Series B preferred stock increases at a rate equal to the dividend rate. The Series B preferred stock continues to be exchangeable, at the option of the holder, into our convertible debentures ranking on a parity with our other subordinated indebtedness, provided that any exchange prior to April 16, 2013 is subject to the covenants in our outstanding debt that limit our ability to incur additional indebtedness and any exchange prior to the closing of the tender offer or the delivery by NBCU of shares of Series B preferred stock for distribution to the holders of the Class A common stock (each as described below under “Stockholder Agreement”) is subject to additional limitations. We continue to have the right to redeem any convertible debentures for which shares of Series B preferred stock are exchanged at a price equal to 80% of the current market price of the number of shares of Class A common stock into which such debentures are convertible, based upon a conversion price of $13.01 per share, subject to provisions in our debt and preferred stock instruments that may limit our ability to make any such redemption payments.

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

If the closing of the purchase of the call shares pursuant to the exercise of the call right has not occurred within 18 months after the filing of the related application for FCC approval (subject to one six month extension under certain circumstances), the right to purchase the call shares shall terminate. NBCU may transfer the call right to a third party which our board of directors approves in the reasonable exercise of its business judgment. Prior to the closing of the exercise of the call right or the termination of the call right, the Paxson Stockholders are not permitted to transfer any call shares other than to certain trusts and other estate planning vehicles of Mr. Paxson, so long as Mr. Paxson or one of his affiliates remains our single majority stockholder under applicable FCC rules. We are not a party to the Call Agreement. On February 16, 2007, our board of directors approved an affiliate of Citadel as a permitted transferee of NBCU’s Call Right.

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

•	We shall grant stock-based compensation awards with respect to 24 million shares of our Class A common stock to selected members of our management within 18 months after November 7, 2005 (in addition to the 26 million shares issuable pursuant to the stock-based compensation awards made to R. Brandon Burgess, our chief executive officer, and Dean M. Goodman, our then president and chief operating officer, in connection with these transactions).

Should NBCU’s affiliates wish to transfer the call right or a number of shares of Series B preferred stock that, on an as-converted basis, together with any shares of Series B preferred stock previously transferred by the NBCU affiliate (but excluding shares of Series B preferred stock retained by the NBCU affiliate), represents in excess of 50% of the total voting power of our outstanding voting stock, they may do so only to a transferee that is approved by our board of directors. NBCU must give us advance notice of the proposed transfer and our board of directors must approve or disapprove the proposed transferee within 30 days after receiving such notice. In deciding whether to approve a proposed transferee, our board is required to principally take into account that the proposed transferee (i) is, and subject to obtaining any permitted waivers of FCC rules that are permitted under the Call Agreement to be included in the application to the FCC, upon consummation of the proposed transfer shall be, in compliance with applicable FCC rules relating to ownership and operation of our television stations, and (ii) is able to fulfill the financial obligations arising in connection with the exercise of the call right and the consummation of the tender offer, and shall have delivered to our board of directors a proposal for satisfying the rights that any holders of our outstanding debt securities may have by reason of the proposed transfer (such as the right to require us to repurchase such securities by reason of the occurrence of a change of control). Our board of directors is required to approve a proposed transferee if the proposed transferee satisfies the standard in clause (i) above and either provides reasonably satisfactory evidence that it has sufficient liquid financial resources to fulfill the financial obligations referred to in clause (ii) above without the need for external financing or presents firm commitments in customary form from nationally recognized sources for such financing. On February 16, 2007, our board of directors approved an affiliate of Citadel as a permitted transferee of NBCU’s Call Right.

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

NBCU has appointed two observers to attend all board of directors and board committee meetings in accordance with the agreement. If permitted by the Communications Act and FCC rules and regulations, at the request of a permitted transferee of the call right or the Series B preferred stock, we may nominate persons named by the permitted transferee for election to our board of directors. We have agreed to use our reasonable best efforts to cause our board of directors to consist of nine members, comprised of not more than two employee directors (one of whom shall be our chief executive officer), and the rest of whom shall be independent directors. Currently, our board of directors consists of our chief executive officer and six independent directors. As required by the Stockholder Agreement, the Paxson Stockholders granted an irrevocable proxy to vote their shares of Class A and Class B common stock at our annual meeting of stockholders that took place on June 23, 2006 in favor of amendments to our certificate of incorporation to increase the number of authorized shares of our common stock to a number sufficient to provide for the conversion of the Series B preferred stock at the amended conversion price of $2.00 per share and the approval of a stock-based compensation plan under which the additional 50 million shares of Class A common stock described above are authorized to be issued (26 million of which are subject to grants made to our chief executive officer and our then president and chief operating officer as of November 7, 2005 and 24 million of which are reserved for issuance pursuant to grants to be awarded thereafter). The Paxson Stockholders also agreed to vote their shares in any election of our directors in proportion to the votes of our other stockholders, other than our directors and officers, and against any proposal that would, upon consummation, result in a change in control, other than a change in control contemplated by the NBCU transaction agreements, or that would impede or otherwise adversely affect any of the transactions contemplated by the NBCU transaction agreements.

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

License Issuance and Renewal.  The Communications Act provides that a broadcast station license may be granted to an applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. Television broadcast licenses generally are granted and renewed for a period of eight years. The FCC is required to grant a license renewal application if it finds that the licensee (1) has served the public interest, convenience and necessity; (2) has committed no serious violations of the Communications Act or the FCC’s rules; and (3) has committed no other violations of the Communications Act or the FCC’s rules which would constitute a pattern of abuse. Our station licenses are subject to renewal at various times between 2007 and 2014. Interested parties including members of the public may file petitions to deny a license renewal application but competing applications for the license will not be accepted unless the current licensee’s renewal application is denied. We presently have pending license renewal applications for 18 of our full power stations, four of which have been challenged by filing a petition to deny. We believe that our licenses will be renewed in the ordinary course, including the four renewal applications presently being challenged.

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

Television National Ownership Rule.  On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules as they apply to television ownership have not become effective because the U.S. Court of Appeals for the Third Circuit issued an order in September 2003 staying their effectiveness. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties asked the FCC to reconsider portions of its decision and other parties sought judicial review. In June 2004, the Third Circuit remanded the proceeding to the FCC with instructions to the FCC to better justify or modify its approach to setting numerical limits. For the television station ownership rules relevant to us, the stay remains in effect pending further review by the Third Circuit of the FCC’s further actions on remand. If the new rules ultimately should become effective they would relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, the new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations or newspapers. In 2006 and early 2007, the FCC held proceedings pursuant to the June 2004 remand from the Third Circuit. We cannot predict when a decision will be issued.

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

Programming and Operation.  The Communications Act and the FCC’s rules and policies impose certain public interest programming obligations on television broadcasters. Broadcasters are required to present programming that responds to community problems, needs and interests and to maintain records demonstrating its responsiveness. Stations also must follow rules that regulate, among other things, obscene and indecent broadcasts, sponsorship identification, the advertising of contests and lotteries and technical operations, including limits on radio frequency radiation.

Broadcasters are generally required to broadcast an average of at least three hours per week of “core” children’s television programming on analog and all digital channels. The FCC’s rules limit the amount of advertising in television programming designed for children 12 years of age and under.

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

Cable “Must Carry”/Retransmission Consent Regulations.  Each commercial television broadcast station is required to elect, every three years, to either require cable television system operators in the station’s local market to carry their signals, which we refer to as “must carry” rights, or to negotiate for retransmission consent to carry the station. These “must carry” rights are not absolute, and their exercise depends on variables such as the number of activated channels on a cable system, the location and size of a cable system, the amount of duplicative programming on the station and the quality of the station’s signal at the cable system’s headend. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can prohibit cable systems from carrying its signal or grant the cable system consent to retransmit the broadcast signal for a fee or other consideration. Our television stations have elected the “must carry” alternative on local cable systems for the three-year election period that commenced January 1, 2006.

The FCC has adopted rules to govern the obligations of cable television systems to carry local television stations during and following the transition from analog to digital television broadcasting. The FCC determined that cable television systems are not required to carry both the analog and digital television signals of local television stations, and that a cable television system is required to carry a digital signal only if the broadcaster first gives up its analog signal. Broadcasters with multiple digital programming streams are required to designate a single, primary video stream eligible for mandatory carriage. Broadcasters operating with both analog and digital signals could negotiate with cable television systems for carriage of their digital signal in addition to their analog signal under retransmission consent. We have filed a petition with the FCC seeking reconsideration of this decision.

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

Employees

As of December 31, 2006, we had 453 full-time employees and 68 part-time employees. None of our employees are represented by labor unions. We consider our relations with our employees to be good.

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

Trademarks and Service Marks

We have 39 registered trademarks and service marks (26 in the United States, seven in Mexico and six in Europe) and pending applications for registration of another 15 trademarks and service marks in the United States. We do not own any patents or have any pending patent applications.

Available Information

Our internet website address is “www.ionmedia.tv.” We make available free of charge through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission.

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

We are highly leveraged. As of December 31, 2006 we had total indebtedness of $1.1 billion, all of which is senior secured indebtedness, and redeemable preferred stock with an aggregate liquidation preference of approximately $1.5 billion (approximately $1.3 billion of which is exchangeable, under certain circumstances, into senior subordinated indebtedness). We may incur limited amounts of additional indebtedness to finance capital expenditures and for certain other corporate purposes. Our ability to incur indebtedness is subject to restrictions contained in the terms of the indentures governing our senior notes and the term loan facility governing our first priority term loans, and is subject to restrictions in the terms of our outstanding preferred stock. The level of our indebtedness and redeemable preferred stock has important consequences to us, including that our cash flow from operations must be dedicated to debt service and will not be available for other purposes. Many of our competitors currently operate on a less leveraged basis and may have significantly greater operating and financing flexibility than us. The indentures, the term loan facility and the terms of our preferred stock contain covenants that restrict, among other things, our ability to incur additional indebtedness, incur liens, make investments, pay dividends or make other restricted payments, consummate asset sales, consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, invest in new programming, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There is no assurance that any of these strategies could be affected on satisfactory terms, if at all.

We have a history of significant operating losses and negative cash flow and we may not become profitable in the future.

We have incurred losses from continuing operations in each fiscal year since our inception. For the years ended December 31, 2006, 2005 and 2004, our earnings were insufficient to cover our combined fixed charges and preferred stock dividend requirements by approximately $236.0 million, $289.7 million and $220.7 million, respectively. We expect to continue to experience net losses in the foreseeable future, principally due to interest charges on our outstanding debt and dividends on our outstanding preferred stock. Our future net losses could be greater than those we have experienced in the past.

Our cash flow from operations has been insufficient to cover our operating expenses, debt service requirements and other cash commitments in each of our last five fiscal years. We have financed our operating cash requirements, as well as our capital needs, during these periods with the proceeds of asset sales and financing activities, including additional borrowings, and with our existing cash on hand. Our senior secured notes and the first priority term loans, assuming we elect not to pay interest in the form of additional notes on our second priority notes, require us to make annual cash interest payments of approximately $108 million. We may not be able to generate sufficient operating cash flow to pay our debt service and preferred stock dividend requirements and we may not be able to obtain sufficient additional financing to meet such requirements on terms acceptable to us, or at all.

We failed to redeem our outstanding preferred stock by the scheduled redemption dates in the fourth quarter of 2006, and the holders have the right to elect additional directors to our board of directors and to thereby influence our management and policies.

We were required to redeem our 14 1/4% Junior Exchangeable preferred stock and our Convertible Preferred Stock by November 15, 2006 and December 31, 2006, respectively, in each case at a redemption price equal to the aggregate liquidation preference of the outstanding shares plus accrued and unpaid dividends. The redemption price of these securities as of December 31, 2006 was $620.0 million and $171.0 million, respectively. Dividends continue to accrue on the outstanding shares of preferred stock. We do not have the financial resources to redeem these securities for cash and do not expect to have adequate cash to redeem these securities at any time in the foreseeable future. The terms of our outstanding debt limit the amount of these securities that we are permitted to redeem. As a result of our failure to redeem these series of preferred stock by their scheduled mandatory redemption dates, the holders of each series have the right, voting separately as one class, to elect the lesser of two directors and that number of directors constituting 25% of the members of our board of directors. Groups of holders of each series have notified us that they have begun the process necessary to exercise their right to elect additional directors. We therefore expect four additional directors to be elected to our board of directors in the near future. Directors elected by the holders of our preferred stock will be in a position to exert a substantial influence on our management and policies, which could have an adverse effect on us.

The owner of two of the television stations that we operate under time brokerage agreements has the right to require us to purchase these stations at an aggregate purchase price of $36 million, and has exercised that right for one of the two stations.

We have options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owner of these stations has the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008, at the same price. We are currently operating these stations under TBAs, whereby we pay monthly fees to the station owners. On January 19, 2007, the owner of the television station serving the New Orleans market exercised its right to require us to purchase this station for a purchase price of $18 million (see “We have a history of significant operating losses and negative cash flow and we may not become profitable in the future.”) We have been in discussions with the station owner regarding the timing and other terms and conditions of our purchase of the station. The value of this station has been adversely affected by developments in the New Orleans television market related to the effects of Hurricane Katrina, and there can be no assurance that the current value of this station equals or exceeds the price at which we are obligated to purchase the station.

We may not be successful in operating a broadcast television network.

We launched our broadcast television network on August 31, 1998, and are now in our ninth network broadcasting season. Our own experiences, as well as the experiences of other new broadcast television networks during the past decade, indicate that it requires a substantial period of time and the commitment of significant financial, managerial and other resources to gain market acceptance of a new television network by viewing audiences and advertisers to a sufficient degree that the new network can attain profitability. Although we believe that our approach is unique among broadcast television networks, in that we own and operate stations reaching most of the television households that can receive our programming, our business model is unproven and to date has not been successful. We continue to implement significant changes to our business strategy, including changes in our programming and sales operations, in our ongoing efforts to improve our operating performance. Effective January 29, 2007, we changed our network brand identity from “i” to “ION Television”, which reflects our decision to expand from independent programming to content for broader audiences across various age groups. We cannot assure you that our broadcast television network operations will gain sufficient market acceptance to be profitable or otherwise be successful.

If the rates at which we are able to sell long form paid programming were to decline, or if our new sales strategy is unsuccessful, our financial results could be adversely affected.

Advertising revenues constitute substantially all of our operating revenues. Our ability to generate advertising revenues depends upon our ability to sell our inventory of air time for long form paid programming and commercial spot advertisements at acceptable rates. Long form paid programming rates are dependent upon a number of factors, including our available inventory of air time, the viewing public’s interest in the products and services being marketed through long form paid programming and economic conditions generally. Our revenues from the sale of air time for long form paid programming may decline. We have announced our return to the general network spot advertising market, in which advertising sales are dependent upon audience ratings. Our ratings have declined substantially over the past few years, and we cannot assure you that our return to the general network spot market or the strategic programming alliances that we have entered into will be successful. Although we have significantly reduced our programming expenses, if our new sales strategy is unsuccessful, our financial results could be adversely affected.

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

We may be unable to satisfy our obligations to repurchase our senior debt if we experience a change of control.

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

Some of these rights (budget approval, the sale of stations in the top 50 DMAs, and any increase in the size of our board of directors) will only be exercisable by a permitted transferee of NBCU’s investment in us. Most of these rights will terminate if NBCU’s right to purchase Mr. Paxson’s shares under the agreement entered into on November 7, 2005 expires unexercised. The exercise of any of these rights by NBCU or its transferee could limit our ability to take actions that our management deems to be in our best interest, which could have an adverse effect on us.

Our ability to pursue strategic alternatives is subject to limitations and factors beyond our control.

Our ability to pursue strategic alternatives to address the challenges facing our company, such as finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, finding a third party to acquire our company through a merger or other business combination or acquisition of our equity securities, or the sale of all or part of our assets, is subject to various limitations and issues which we may be unable to control. A strategic transaction will, in most circumstances, require that we seek the consent of, or refinance, redeem or repay, NBCU and the other holders of our preferred stock. Federal Communications Commission (“FCC”) regulations may limit the type of strategic alternatives we may pursue and the parties with whom we may pursue strategic alternatives. In addition, our ability to pursue a strategic alternative will be dependent upon the attractiveness of our assets and business plan to potential transaction parties. Among other things, potential transaction parties may find unattractive our capital structure and high level of indebtedness. Our relatively low tax basis in our television station assets is a significant factor to be considered in structuring any potential transactions involving sales of a material portion of our television station assets, and may make certain types of transactions less attractive or not viable. Potential transaction parties may believe our stations and other assets to be less valuable than as shown in prior appraisals we have obtained. We may be prevented from consummating a strategic transaction due to any of these and other factors, or we may incur significant costs to terminate obligations and commitments with respect to, or receive less consideration in a strategic transaction as a result of, these and other factors. We have not been successful to date in our efforts to find or effectuate strategic alternatives for our company, and we may not be successful in doing so in the future.

We could be adversely affected by actions of the FCC, the U.S. Congress and the courts that could alter broadcast television ownership rules in a way that would materially affect our present operations or future business alternatives.

On June 2, 2003, the FCC adopted new rules governing, among other things, national and local ownership of television broadcast stations and cross-ownership of television broadcast stations with radio broadcast stations and newspapers serving the same market. The new rules as they apply to television ownership have not become effective because the U.S. Court of Appeals for the Third Circuit issued an order in September 2003 staying their effectiveness. The new rules would change the regulatory framework within which television broadcasters hold, acquire and transfer broadcast stations. Numerous parties asked the FCC to reconsider portions of its decision and other parties sought judicial review. In June 2004, the Third Circuit remanded the proceeding to the FCC with instructions to the FCC to better justify or modify its approach to setting numerical limits. For the television station ownership rules relevant to us, the stay remains in effect pending further review by the Third Circuit of the FCC’s further actions on remand. If the new rules ultimately should become effective they would relax FCC restrictions on local television ownership and on cross-ownership of television stations with radio stations or newspapers in the same market. In general, the new rules would reduce the regulatory barriers to the acquisition of an interest in our television stations by various industry participants who already own television stations, radio stations or newspapers. In 2006 and early 2007, the FCC held proceedings pursuant to the June 2004 remand from the Third Circuit. We cannot predict when a decision will be issued.

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

We hold FCC licenses for full power stations which are authorized to broadcast over either an analog or digital signal on channels 52-69 (“the 700 MHz band”), a portion of the broadcast spectrum that is currently allocated to television broadcasting by the FCC. As part of the nationwide transition from analog to digital broadcasting, the 700 MHz band is being transitioned to use by new wireless and public safety entities. Federal law now requires that, by February 17, 2009, incumbent broadcasters must surrender analog signals and broadcast only on their allotted digital frequency. In some cases, broadcasters, including our company, have been given a digital channel allocation within the 700 MHz band of spectrum. During this transition these new wireless and public safety entities are permitted to operate in the 700 MHz band provided they do not interfere with incumbent or allotted analog and digital television operations. We could suffer adverse consequences if we are unable to secure alternative simultaneous distribution of both the analog and digital signals of those stations on reasonable terms and conditions. We cannot predict the impact, if any, on our business of the abandonment of our broadcast television service in the 700 MHz spectrum.

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

Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees. We cannot assure you that we will be able to retain the services of any of our key executives. If any of our key executives were to leave our employment, our operating results could be adversely affected.

We operate in a very competitive business environment.

We compete for audience share and advertising revenues with other providers of television programming. Our entertainment programming competes for audience share and advertising revenues with the programming offered by other broadcast and cable networks, and also competes for audience share and advertising revenues in our stations’ respective market areas with the programming offered by non-network affiliated television stations. Our ability to compete successfully for audience share and advertising revenues depends in part upon the popularity of our entertainment programming with viewing audiences in demographic groups that advertisers desire to reach. Our ability to provide popular programming depends upon many factors, including our ability to correctly gauge audience tastes and accurately predict which programs will appeal to viewing audiences, to purchase the right to air syndicated programs at costs which are not excessive in relation to the advertising revenue generated by the programming, and to fund marketing and promotion of our programming to generate sufficient viewer interest. Many of our competitors have greater financial and operational resources than we do which may enable them to compete more effectively for audience share and advertising revenues. All of the existing television broadcast networks and many of the cable networks have been operating for a longer period than we have been operating our network, and therefore have more experience in network television operations than we have, which may enable them to compete more effectively.

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

Our television operations are subject to significant regulation by the FCC under the Communications Act of 1934, as amended, which we refer to as the Communications Act. A television station may not operate without the authorization of the FCC. Approval of the FCC is required for the issuance, renewal and transfer of station operating licenses. In particular, our business depends upon our ability to continue to hold television broadcasting licenses from the FCC, which generally have a term of eight years. Our station licenses are subject to renewal at various times between 2007 and 2014. Third parties may challenge our license renewal applications. We presently have pending license renewal applications for 18 of our full power stations, four of which have been challenged by third parties. Although we believe that our licenses will be renewed in the ordinary course, including the four license renewal applications presently being challenged, we cannot assure you that our licenses will be renewed. The non-renewal or revocation of one or more of our primary FCC licenses could have a material adverse effect on our operations.

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

Each television broadcast station is required to elect, every three years, to either require cable television system operators in the station’s local market to carry their signals, which we refer to as “must carry” rights, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. These “must carry” rights are not absolute, and under some circumstances, a cable system may decline to carry a given station. Our television stations elected “must carry” on local cable systems for the three year election period that commenced January 1, 2006. If the law were changed to eliminate or materially alter “must carry” rights, our business could be adversely affected.

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

The appraised value of our television stations has continued to decline over the past several years, and we cannot assure you that we would actually be able to realize, in any sale, liquidation, merger or other transaction involving our assets, the estimated values of such assets set forth in any appraisal.

We have received the appraisal of our television stations that we obtain annually as required by the terms of our existing senior secured notes and our term loan facility. The appraiser concluded that, as of December 1, 2006, the estimated fair market value of the 57 television stations owned and operated by us was $2.06 billion as start-up entities, based entirely on the broadcasting “stick” value of these stations, without consideration of the digital spectrum or analog band clearing value associated with these stations, if any. Additionally, the scope of the appraisal did not consider any values attributable to our other assets, including our program library or the value of our cable and satellite distribution to households that are not served by our broadcast television stations.

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

Item 1B.	Unresolved SEC Staff Comments

None.

Item 2.	Properties

We own a 15,000 square foot building in West Palm Beach, Florida that serves as our corporate headquarters. We also own a satellite up-link facility in Clearwater, Florida through which we supply our central programming feed, including our network programming, to satellite transmitters which relay the signal to our stations.

Each of our stations has a facility in the market in which it operates at which the central programming feed is received and retransmitted in its market. Each of our stations broadcasts its signal from a transmission tower or antenna situated on a transmitter site. Each station also has an office and studio and related broadcasting equipment. We generally lease our broadcast transmission towers and studio and office space occupied by our stations. We own substantially all of the equipment used in our broadcasting operations. Our tower leases have expiration dates that range generally from two to twenty years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing additional or replacement space, if required.

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

Market Information

Our Class A common stock is currently listed on the American Stock Exchange under the symbol “ION.” The following table sets forth, for the periods indicated, the high and low sales prices per share for our Class A common stock.

	2006		2005
	High	Low	High	Low

First Quarter	$0.98	$0.87	$2.15	$0.48
Second Quarter	0.94	0.83	1.56	0.53
Third Quarter	1.00	0.78	0.65	0.42
Fourth Quarter	0.83	0.40	1.15	0.37

On March 19, 2007, the closing sale price of our Class A common stock on the American Stock Exchange was $1.32 per share. As of that date, there were approximately 476 holders of record of the Class A common stock.

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

Stock Performance Graph

The graph below compares the cumulative total return on our Class A Common Stock from December 31, 2001 through December 31, 2006 with the cumulative total return of the American Stock Exchange Market Value Index and The Kagan TV Station Average Index.

INDEXED RETURNS

	Years Ending
	Base
	Period
Company Name / Index(1)	12/31/01	12/31/02	12/31/2003	12/31/2004	12/31/2005	12/31/2006
ION Media Networks, Inc. -CL A	$100.00	$19.71	$36.84	$13.21	$8.61	$4.78
AMERICAN STOCK EXCHANGE IND	$100.00	$81.74	$110.63	$127.83	$138.33	$160.48
MEDIA INDEX	$100.00	$86.19	$103.75	$82.43	$69.21	$76.43

(1)	The comparison assumes $100 was invested at the per share closing price of our Class A Common Stock on December 31, 2001. Similar calculations were made with respect to the American Stock Exchange Market Value Index and the Media Index for the relevant periods assuming that all dividends were reinvested.

Item 6.	Selected Financial Data

The following table sets forth our consolidated financial data as of and for each of the years in the five year period ended December 31, 2006. This information is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto which are included elsewhere in this report. The following data, insofar as it relates to each of the years presented, has been derived from annual financial statements, including the consolidated balance sheets at December 31, 2006 and 2005, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended December 31, 2006, and notes thereto appearing elsewhere herein.

	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues	$228,896	$254,176	$276,630	$270,939	$276,921
Operating income (loss)(1)	37,260	(22,150)	(12,419)	44,195	(69,906)
Net loss(2)	(173,744)	(235,670)	(187,972)	(76,213)	(336,186)
Net loss attributable to common stockholders(3)	(256,629)	(275,031)	(245,735)	(146,317)	(446,285)
Basic and Diluted Loss Per Common Share: (4)
Net loss	$(3.53)	$(3.94)	$(3.61)	$(2.14)	$(6.88)
Weighted average shares outstanding — basic and diluted	72,772	69,747	68,139	68,390	64,849
Balance Sheet Data:
Cash and cash equivalents	$58,601	$90,893	$82,047	$97,123	$25,765
Working capital (deficit)(5)	(606,168)	(494,108)	77,422	67,132	19,188
Total assets	1,056,987	1,146,256	1,224,305	1,283,677	1,276,619
Total debt	1,123,347	1,122,283	1,004,093	925,608	900,101
Total mandatorily redeemable preferred stock	620,020	540,916	471,355	410,739	354,498
Total mandatorily redeemable convertible preferred stock(6)	860,406	777,521	740,745	684,067	638,603
Total common stockholders’ deficit	(1,849,871)	(1,594,095)	(1,327,341)	(1,089,845)	(958,267)
Other Data:
Cash flows (used in) provided by operating activities	$(13,057)	$3,047	$(9,717)	$32,916	$(75,428)
Cash flows (used in) provided by investing activities	(17,669)	8,798	(23,647)	60,929	(7,689)
Cash flows (used in) provided by financing activities	(1,566)	(2,999)	18,288	(22,487)	25,024
Program rights payments and deposits	8,892	45,568	67,682	34,239	116,243
Payments for cable distribution rights	—	368	123	4,347	9,286
Purchases of property and equipment	13,089	15,336	15,845	26,732	31,177

(1)	Our results in 2006 include a restructuring credit of $7.2 million (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring), a $1.3 million reduction in music license fees resulting from a retroactive revision to the fee structure employed by a music license organization and a $1.3 million charge related to the obsolescence and disposal of some of our property and equipment. Our results for 2005 include a restructuring charge in the amount of $30.9 million and $16.8 million of proceeds received from the settlement of an insurance claim. Our results for 2004 include an adjustment of $4.0 million to recognize additional rent expense for lease arrangements that provide for escalating lease payments (approximately $3.1 million of which pertains to prior periods), insurance proceeds of $3.3 million, a $3.0 million reduction in music license fees from the settlement of a dispute and commencement of a new agreement with a music license organization, additional depreciation expense of $1.7 million for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease terms and a $0.8 million charge for certain state taxes in jurisdictions in which we have operations. Our results for 2003 include gains on the sale of broadcast assets in the aggregate amount of $51.6 million, a reduction of $6.6 million for cable and satellite distribution rights which we determined had been over-amortized, an impairment charge of $5.2 million connected with a purchase option on a television station and which pertained to prior periods, recognition of additional state tax liabilities of $3.1 million, a $2.2 million reduction of operating expenses resulting from a settlement of a dispute related to interference with one of our broadcast signals and a $1.5 million reduction in bad debt expense resulting from our shift to increased prepaid long form advertising. In addition, we recorded adjustments to write down programming to net realizable value of $3.2 million, $4.6 million, $1.1 million and $41.3 million in 2006, 2004, 2003 and 2002, respectively, and a restructuring charge of $2.2 million in 2002.

(2)	Includes losses on extinguishment of debt of $54.1 million, $6.3 million and $17.6 million in 2005, 2004 and 2002, respectively. Net loss for 2005 also includes the recognition of a $34.4 million income tax benefit in connection with the settlement with the IRS regarding the 1997 disposition of our radio division. Net loss for 2004 also includes $4.0 million of additional tax expense resulting from a change in estimated state income tax rates. Net loss for 2003 includes a tax benefit of $4.7 million resulting from the sale of a television station. Net loss for 2002 includes an additional provision for deferred taxes of $168.6 million resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(3)	Includes dividends and accretion on redeemable preferred stock, including a net decrease in accrued dividends on our Series B preferred stock in the amount of $23.7 million in 2005 as compared to 2004, as a result of our comprehensive settlement with NBCU.

(4)	Because of losses from continuing operations, the effect of stock options and warrants is antidilutive. Accordingly, our presentation of diluted earnings per share is the same as that of basic earnings per share.

(5)	2006 and 2005 reflect mandatorily redeemable preferred stock of $620.0 million and $540.9 million, respectively, that was required to be redeemed on or before November 15, 2006 and is presented as a liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150.

(6)	2006 includes mandatorily redeemable convertible preferred stock in the amount of $171.0 million that was required to be redeemed on December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

We are a network television broadcasting company which owns and operates the largest broadcast television station group in the U.S., as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under TBAs), which reach all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. We operate “ION Television” (formerly known as i, and prior to that as PAX TV), a network that provides programming seven days per week, 24 hours per day, and reaches approximately 94 million homes, or 84% of prime time television households in the U.S., through our broadcast television station group and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of syndicated programs and feature films that have appeared previously on other broadcast networks which we have purchased the right to air. The balance of our programming consists of long form paid programming (principally infomercials), programming produced by third parties who have purchased from us the right to air their programming during specific time periods, public interest programming and a limited amount of children’s programming.

As part of our strategic plan to rebrand and reposition our company, in February 2006 we commenced doing business under the name “ION Media Networks” and on June 26, 2006, following approval of our stockholders, we changed our corporate name from “Paxson Communications Corporation” to “ION Media Networks, Inc.”

We air a substantial amount of long form paid programming, as we believe this provides us with a stable revenue base. Long form paid programming comprised 79%, 70% and 63% of our net revenues for the years ending December 31, 2006, 2005 and 2004, respectively.

We continue to implement significant changes to our business strategy, including changes in our programming and sales operations. Among the key elements of our new strategy are:

•	changing our corporate name to ION Media Networks, Inc., with associated changes in our corporate logo and brand identity;

•	rebranding our network from “i” to “ION Television”, which we began on January 29, 2007, to reflect our decision to expand from independent programming to content for broader audiences across various age groups and to be consistent with our corporate brand identity;

•	significantly reducing our programming expenses by reducing our investments in new original entertainment programming and forming strategic alliances with both established and newly emerging content providers;

•	re-entering the general network spot advertising market, which we had exited in July of 2005;

•	utilizing our digital multicasting capability to launch new digital television services; and

•	exploring additional uses for our digital spectrum.

While we expect that a substantial portion of our revenues will continue to be derived from long form paid programming, primarily infomercials, we are pursuing a more diversified revenue mix, which includes the reintroduction of classic TV series and popular movies through multiple content agreements with Warner Bros., Sony and NBC Universal, Inc. (“NBCU”), which we entered into during 2006. In September of 2006, in partnership with NBCU, Scholastic, Classic Media, and Corus Entertainment, we launched qubo, a multi-platform children’s entertainment network. The qubo analog service currently airs in weekly three hour programming blocks on ION Television and NBC and in Spanish over NBCU’s Telemundo network. In January of 2007, we launched a dedicated digital channel airing qubo 24 hours per day, seven days per week (“24/7”) across our entire television station group. We have also entered into additional relationships in 2007 with other content providers that we believe will broaden our television network’s content appeal and demographic positioning. In February of 2007 we launched “ION Life”, a 24/7 digital broadcast network dedicated to health and wellness for consumers and families.

Our primary operating expenses include selling, general and administrative expenses, depreciation and amortization expenses, programming expenses and employee compensation costs.

We have a history of significant losses and our business operations presently do not provide sufficient cash flow to support our debt service requirements and to pay cash dividends on and meet the redemption requirements of our preferred stock (see “Liquidity and Capital Resources”). We continue to consider and are attempting to develop strategic alternatives for our company, which may include finding a third party to acquire our company through a purchase of our equity securities (see “Recent Events”), finding a strategic partner for our company who would provide the financial resources to enable us to redeem, restructure or refinance our debt and preferred stock, or the sale of all or part of our assets, as we seek to improve our core business operations and increase our cash flow.

On November 7, 2005, we entered into various agreements with NBCU, Lowell W. Paxson, our controlling stockholder and former chairman and chief executive officer, and certain of their respective affiliates, pursuant to which the parties agreed, among other things, to the following:

•	We and NBCU amended the terms of NBCU’s investment in us, including the terms of the Series B preferred stock NBCU holds;

•	Mr. Paxson granted NBCU the right to purchase all shares of our common stock held by him and his affiliates and resigned as our director and officer;

•	NBCU agreed that it or its transferee of the right to purchase Mr. Paxson’s shares will make a tender offer for all of our outstanding shares of Class A common stock if it exercises or transfers its right to purchase Mr. Paxson’s shares or transfers a control block of its Series B preferred stock;

•	NBCU agreed to return a portion of its preferred stock to us if the right to purchase Mr. Paxson’s shares is not exercised, which either NBCU or we will distribute to the holders of our Class A common stock other than Mr. Paxson;

•	We agreed to purchase all of our common stock held by Mr. Paxson if NBCU’s right to purchase Mr. Paxson’s shares expires unexercised or fails to close within a prescribed time frame;

•	We issued $188.6 million of additional preferred stock to NBCU in full satisfaction of our obligations through September 30, 2005 for accrued and unpaid dividends on our preferred stock held by NBCU; and

•	We settled all pending litigation and arbitration proceedings with NBCU.

Financial Performance:

•	Net revenues in 2006 decreased 10% to $228.9 million compared to $254.2 million in 2005.

•	Operating income in 2006 was $37.3 million, as compared to an operating loss of $22.2 million in 2005. We recorded $30.9 million of restructuring charges in 2005, and in 2006 we recorded a net restructuring credit of approximately $7.0 million, which primarily reflects the amendment of the terms of a contract under which our obligations had been accrued as part of our 2005 restructuring. In addition, the reductions in selling, general and administrative expenses and program rights amortization expense in 2006 of approximately $56.9 million more than offset the decline in revenues in 2006 and the cash we received in 2005 in connection with the settlement of an insurance claim.

•	Net loss attributable to common stockholders in 2006 was $256.6 million, as compared to $275.0 million in 2005, as the increase in operating income was largely offset by higher dividends on redeemable preferred stock in 2006 and a $34.4 million income tax benefit recorded in 2005 in connection with the settlement with the IRS pertaining to the disposition of our radio division in 1997 (see Note 11 to the consolidated financial statements).

•	Cash used in operating activities was $13.1 million in 2006, as compared to cash provided by operating activities of $3.0 million in 2005. The decrease is mainly due to a $30.8 million increase in cash interest payments in 2006 as compared to the prior year and the $16.8 million of cash received in 2005 from the insurance settlement mentioned above, largely offset by a $36.7 million decrease in program rights payments in 2006.

Balance Sheet:

Our cash and cash equivalents decreased during 2006 by $32.3 million to $58.6 million, as our operations did not generate sufficient cash to cover our payments for debt service and capital expenditures during the year. As of December 31, 2006, our total debt amounted to approximately $1.13 billion. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with a total carrying value of $1.48 billion as of December 31, 2006, of which $791.0 million was required to be redeemed in the fourth quarter of 2006 (see Liquidity and Capital Resources below).

Sources of Cash:

Our principal sources of cash during 2006 were revenues from the sale of long form paid programming, direct response advertising and network spot advertising, which we also expect to be our principal sources of cash in 2007. We are also exploring the sale of certain non-core assets, which, if completed during 2007, would generate additional cash.

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

In January 2007, we announced our re-entry into the general network spot advertising market. As a result, program ratings will be one of the key indicators of the performance of our network spot business in 2007. As more viewers watch our programming, our ratings increase which can increase our revenues. As the year progresses, we will monitor pricing in the scatter market to determine where network advertising rates are trending.

Outlook for 2007:

We expect 2007 to be a challenging year for us. Our cash interest obligations for 2007 are approximately $107.8 million. If our revenues do not materialize as planned or our financial results are otherwise not as anticipated, our total cash and cash equivalents balances may continue to decrease during the course of 2007. (see Liquidity and Capital Resources below).

Our principal business objective is to improve our operating performance and cash flow so that we will be able to improve the degree to which our operations support our capital structure and improve our ability to avail ourselves of future opportunities to strengthen our business that may arise due to changes in the regulatory or business environment for broadcasters or other future developments in our industry.

In 2007 we intend to maintain an efficient operating structure and a flexible programming strategy as we evaluate and implement strategies to improve our business operations. While we are not investing substantial additional amounts in new entertainment programming, we are evaluating other programming strategies and opportunities that might be available to us that would improve our cash flow. We expect that entertainment programming will continue to constitute a significant portion of our network programming schedule. In order for us to improve our revenues and cash flow in 2007, we need to generate sufficient audience ratings from our entertainment programming and realize increases in long form paid programming rates and direct response advertising rates.

The U.S. economic environment also affects the performance of our business, since our business is dependent in part on cyclical advertising rates. An improving economy, led by increases in consumer confidence, could benefit us by leading advertisers to increase their spending.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The following discussion and analysis of our results of operations and financial condition is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We believe the most significant estimates involved in preparing our financial statements include estimates related to the net realizable value of our programming rights, the allowance for doubtful accounts, estimates used in accounting for leases and estimates related to the impairment of long-lived assets and FCC licenses. We base our estimates on historical experience and various other assumptions we believe are reasonable. Actual results could differ from those estimates.

We consider the accounting policies described below to be critical since they have the greatest effect on our reported financial condition and results of operations and they require significant estimates and judgments.

We carry programming rights assets on our balance sheet at the lower of unamortized cost or net realizable value. We record our program rights and related liabilities at the contractual amounts when the programming is available to air. We periodically evaluate the net realizable value of our program rights based on anticipated future usage of the programming and related advertising revenues. We evaluate the net realizable value of our programming rights by aggregating the program costs and related estimated future revenues for each programming daypart. If estimated future revenues are insufficient to recover the unamortized cost of the programming assets in each daypart, we record an adjustment to write down the value of our assets to net realizable value. We also evaluate whether future revenues will be sufficient to recover the cost of programs we are committed to purchase in the future, and if estimated future revenues are insufficient, we accrue a loss related to our programming commitments. Our estimates of future advertising revenues are based upon our actual revenues currently generated. If market conditions were to deteriorate, we may not achieve our estimated future revenues, which could result in future write downs to net realizable value and accrued losses on programming commitments.

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

We review our long-lived assets, which include property and equipment and intangibles, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If our analysis indicates that a possible impairment exists, based on our estimate of undiscounted future cash flows, we are required to estimate the fair value of the asset. An impairment charge is recorded for the excess of the asset’s carrying value over its fair value, if any. The fair value is determined either by third party appraisal or estimated discounted future cash flows. In addition, our FCC licenses are tested for impairment at least annually by comparing, on an aggregate basis, the estimated fair value with the carrying amount. Our FCC licenses are evaluated as a single unit of accounting since we operate our consolidated distribution platform as a single asset. The fair value of these assets is based on a third party appraisal which incorporates selling prices for similar assets as well as discounted cash flow measurements. We believe that we have made reasonable estimates and judgments in determining whether our long-lived assets and FCC licenses have been impaired. If, however, there were a material change in the conditions or circumstances influencing fair value, we could be required to recognize an impairment charge. In addition, with respect to property and equipment and intangible assets with finite useful lives, which we amortize using the straight line method, we periodically evaluate the potential time frame in which these long-lived assets may become obsolete to determine whether accelerated depreciation is necessary. Due to federal legislation that was enacted in February 2006, which set February 17, 2009 as the completion date for the transition from analog to digital broadcasting, the depreciable lives of certain long-lived assets which may have limited or no use as a result of the future migration from analog to digital broadcasting, which had an aggregate net book value of approximately $12.3 million at December 31, 2006, have been reduced accordingly (see Item 1A. Risk Factors — We are required by the FCC to abandon the analog broadcast service of 22 of our full power stations occupying the 700 MHz spectrum, and the digital broadcast service of two stations occupying the 700 MHz spectrum, and may suffer adverse consequences if we are unable to secure alternative distribution on reasonable terms). As a result, we adjusted our depreciation and amortization expense prospectively to ensure that these assets are fully depreciated upon migration at February 17, 2009.

We recognize revenues as commercial spots and long form paid programming are aired and, where applicable, ratings guarantees to advertisers are achieved. We recognize a liability for shortfalls in ratings guarantees based on information obtained from third party sources and by using our judgment and best estimates. Any shortfalls in ratings guarantees are reflected in net revenues in the accompanying consolidated statements of operations with the corresponding liability being reflected in deferred revenues in the accompanying balance sheets. As discussed elsewhere in this report, we did not sell commercial spots that are based on audience ratings or offer ratings guarantees to our advertisers between July 1, 2005 and December 31, 2006.

We carry accounts receivable at the amount we believe to be collectible. Accordingly, we provide allowances for accounts receivable we believe to be uncollectible based on our management’s best estimates. In determining the necessary allowance for doubtful accounts receivable, we analyze our historical bad debt experience, the creditworthiness of our customers, and the aging of our accounts receivable. If our allowance for doubtful accounts were to increase by 10%, it would have resulted in additional expense of approximately $27,000 and $40,000 for the twelve months ending December 31, 2006 and 2005, respectively. The amounts of accounts receivable that ultimately become uncollectible could vary materially from our estimates.

We have entered into agreements with cable system operators to improve channel positioning on certain cable systems. For agreements with specified termination dates, we amortize amounts paid over the term of the agreement using the straight line method. For agreements with no specified termination date, we amortize amounts paid on a straight line basis over their estimated useful lives.

Restructuring

During 2005, we adopted a plan to substantially reduce or eliminate our sales of local spot advertisements that are based on audience ratings and to realize greater efficiencies in our sales organization. In connection with this plan we:

•	Terminated our joint sales agreements (“JSAs”) other than those with NBCU, effective June 30, 2005;

•	exercised our right to terminate all of our network affiliation agreements, effective June 30, 2005;

•	suspended, by mutual agreement, our network and national sales agency agreements with NBCU and each of our JSAs with NBCU; and

•	reduced personnel by 68 employees.

We and NBCU had entered into a number of agreements affecting our business operations, including an agreement under which NBCU provided network sales, marketing and research services. Pursuant to the terms of the JSAs between our stations and NBCU’s owned and operated stations serving the same markets, the NBCU stations sold all non-network spot advertising of our stations and received commission compensation for such sales. Certain of our station operations, including sales operations, were integrated with the corresponding functions of the related NBCU station and we reimbursed NBCU for the cost of performing these operations. For the years ended December 31, 2005 and 2004, we incurred expenses totaling approximately $12.0 million and $22.2 million, respectively, for commission compensation and cost reimbursements to NBCU in connection with these arrangements.

During 2005, we recorded a restructuring charge in the amount of $30.9 million in connection with the aforementioned restructuring activities. The restructuring charge primarily consisted of the recognition of a liability in the amount of $26.0 million for costs that we continue to incur for the remaining terms of contracts that no longer provide any economic benefit to us, one-time termination benefits in connection with personnel reductions (including $1.1 million in stock-based compensation expense) and personnel reductions for our JSA partners and NBCU. During 2006, a contract that no longer provides any economic benefit to us was amended, reducing the estimated amount due under the contract by approximately $7.2 million. As a result, we recorded a corresponding credit to restructuring charges in our statement of operations.

Results of Continuing Operations

The following table sets forth net revenues, the components of operating expenses with percentages of net revenues, and other operating data for the periods presented (in thousands):

	Year Ended December 31,
	2006	%	2005	%	2004	%

Net revenues (net of agency commissions)	$228,896	100.0	$254,176	100.0	$276,630	100.0

Expenses:
Programming and broadcast operations	53,725	23.5	56,899	22.4	57,484	20.8
Program rights amortization, including adjustment of programming assets to net realizable value	32,083	14.0	61,091	24.0	58,261	21.1
Selling, general and administrative	70,254	30.7	98,144	38.6	130,015	47.0
Depreciation and amortization	36,332	15.9	38,793	15.3	43,664	15.8
Insurance recoveries	—	—	(15,652)	(6.2)	—	—
Time brokerage fees	4,580	2.0	4,580	1.8	4,466	1.6
Restructuring (credits) charges	(7,032)	(3.1)	30,906	12.2	(5)	(0.0)

Total operating expenses	189,942	83.0	274,761	108.1	293,885	106.2
(Loss) gain on sale or disposal of broadcast and other assets, net	(1,694)	(0.7)	(1,565)	(0.6)	4,836	1.7

Operating income (loss)	$37,260	16.3	$(22,150)	(8.7)	$(12,419)	(4.5)

Other Data:
Program rights payments and deposits	$8,892		$45,568		$67,682
Purchases of property and equipment	13,089		15,336		15,845
Cash flows (used in) provided by operating activities	(13,057)		3,047		(9,717)
Cash flows (used in) provided by investing activities	(17,669)		8,798		(23,647)
Cash flows (used in) provided by financing activities	(1,566)		(2,999)		18,288

Years ended December 31, 2006 and 2005

Net revenues decreased 10% to $228.9 million for the year ended December 31, 2006 from $254.2 million for the year ended December 31, 2005, primarily due to our shift to non-rated spot advertisements and direct response advertisements, which sell at lower rates.

Programming and broadcast operations expenses were $53.7 million during year ended December 31, 2006, compared with $56.9 million for the comparable period in the prior year. The decrease is primarily due to lower music license fees of $2.1 million, which is the result of a retroactive revision to the fee structure employed by a music license organization, and the elimination of JSA-related expenses in 2006 resulting from our 2005 restructuring. These savings were partially offset by $2.1 million of higher utilities, repairs and maintenance and program residual expenses in 2006. In addition, federal legislation was enacted in the first quarter of 2006 which set a definitive date for the completion of the transition from analog to digital broadcasting. Some of our operating leases contain terms whereby the rental payments decrease when we cease broadcasting an analog signal. Because we recognize rent expense on a straight line basis over the life of the lease, the definitive reduction in future payments for these leases resulted in a reduction in rent expense of approximately $0.6 million in the first quarter of 2006.

Program rights amortization expense decreased to $32.1 million in 2006, compared with $61.1 million in 2005. The decrease is due to continued amortization of our existing programming assets, which we have replaced with less expensive, shorter term license agreements. Program rights amortization expense in 2006 includes $8.2 million related to the write down to net realizable value and the reduction of the amortizable lives of certain programming as a result of new program license agreements entered into during 2006.

Selling, general and administrative expenses (“SG&A”) were $70.3 million during the year ended December 31, 2006, compared with $98.1 million for the prior year. The decrease is primarily due to the elimination of JSA and related expenses of approximately $18.3 million, lower expenses for research and ratings services of $10.6 million and reduced legal, audit and consulting fees of approximately $3.1 million, partially offset by higher employee-related costs of approximately $3.1 million. The decrease in expenses for research and ratings services in 2006 is primarily due to these costs being accrued as part of our 2005 restructuring charge. We expect that certain of these expenses will increase in 2007 in connection with our re-entry into the general network spot advertising market.

SG&A also includes stock-based compensation expense of approximately $10.4 million in 2006, as compared with $9.6 million of stock-based compensation expense in 2005. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), requiring all stock options and other equity instruments awarded to employees to be recognized at fair value (see Note 12 to the consolidated financial statements). Substantially all of the stock-based compensation expense that we recorded in 2006 pertained to the stock options and restricted stock units that were granted to our chief executive officer and then chief operating officer in November of 2005. Stock-based compensation expense in 2006 includes approximately $0.7 million pertaining to the accelerated vesting of certain equity awards in connection with the separation agreement we entered into with our former chief operating officer. Stock-based compensation expense in 2005 includes $5.3 million pertaining to the accelerated vesting of previously unvested common stock that resulted from the agreements we entered into on November 7, 2005 with NBCU and Mr. Paxson as previously discussed.

Our adoption of SFAS No. 123R resulted in an increase to SG&A and net loss attributable to common stockholders of approximately $3.7 million over what we would have recorded under the original provisions of SFAS No. 123. We did not accelerate any vesting or make any modifications to existing equity compensation awards prior to January 1, 2006 in anticipation of the adoption of SFAS No. 123R.

Depreciation and amortization expense was $36.3 million during the year ended December 31, 2006, as compared to $38.8 million in the prior year. In connection with the termination of our JSAs in 2005, we shortened the lives of certain leasehold improvements at JSA locations to coincide with the termination of the related JSA agreements, resulting in additional depreciation expense of $1.4 million in 2005. Additionally, assets becoming fully depreciated or disposed during the course of 2006 resulted in lower depreciation expense.

Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer. On April 30, 2005, we settled our claims against the insurer for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the settlement agreement on May 3, 2005, $1.1 million of which was recorded as an offset against expenses incurred in litigating this claim (which were included in selling, general and administrative expenses), and the remainder of which was recorded as “insurance recoveries.”

On August 10, 2006, the terms of a contract for which we had accrued all of our obligations as part of our 2005 restructuring were amended to reduce the estimated amount due under the contract as of June 30, 2006 by approximately $7.2 million. We recorded a corresponding credit to restructuring charges in our statement of operations for the year ended December 31, 2006. During the year ended December 31, 2005, we recorded a restructuring charge of $30.9 million in connection with our plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements.

During the third quarter of 2006, we recorded a charge of approximately $1.3 million related to the obsolescence and disposal of some of our property and equipment.

Interest expense in 2006 increased to $112.8 million from $110.7 million in 2005, primarily due to increased principal balances in 2006. Interest expense in 2005 includes $3.8 million in connection with our tentative settlement reached with the IRS regarding the 1997 disposition of our radio division.

Dividends on mandatorily redeemable preferred stock were $79.1 million for the year ended December 31, 2006 compared to $69.6 million for the year ended December 31, 2005, due to the compounding effect of in kind dividends paid on our 14 1/4% Junior Exchangeable preferred stock in 2006.

In December of 2005 we refinanced all of our outstanding debt, which resulted in a loss on the extinguishment of debt in the amount of $54.1 million.

In 2006 we formed a joint venture with four other parties to establish a children’s programming service. We recorded a loss in the equity of this unconsolidated investment of $1.8 million in the year ended December 31, 2006. Included in other income, net, for the year ended December 31, 2005 is a $3.4 million gain resulting from the expiration of an agreement that required us to provide advertising to another party.

The provision for income taxes for 2006 was $19.4 million, compared to an income tax benefit of $14.7 million for 2005. In June of 2005 we reached a tentative settlement with the IRS regarding the 1997 disposition of our radio division and our acquisition of television stations during the period following this disposition that we believed would qualify as a “like-kind” exchange under Section 1031 of the Internal Revenue Code. The settlement resulted in our recognition, for income tax purposes, of an additional $200.0 million gain from the disposition of our radio division. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain recognized, we were not liable for any federal tax deficiency. However, as a result of reaching the tentative settlement with the IRS, we concluded that it was more likely than not that our net operating loss deferred tax assets, up to the amount of additional gain recognized, would be realized. As a result, we reduced the previously established valuation allowance for these net operating loss deferred tax assets by $37.2 million in 2005. This amount was partially offset by an estimated additional state income tax liability of $2.8 million resulting from the tentative settlement and $19.7 million of income tax expense incurred during 2005. The settlement was finalized in March of 2006 and we have since paid all of the state income taxes and related interest required as a result of the settlement.

Dividends and accretion on redeemable and convertible preferred stock amounted to $82.9 million for the year ended December 31, 2006 compared to $39.4 million for the year ended December 31, 2005. As part of the agreements entered into with NBCU on November 7, 2005, we issued $188.6 million aggregate liquidation preference of additional preferred stock to NBCU in satisfaction of $288.6 million of accrued and unpaid dividends on our preferred stock held by it as of September 30, 2005.

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

Programming and broadcast operations expenses were $56.9 million during the year ended December 31, 2005, compared with $57.5 million in the prior year. The decrease in 2005 was mainly due to lower employee and other costs related to the 2005 restructuring in the amount of $3.3 million and lower rent expense of $2.9 million in 2005 resulting from the 2004 adjustment for lease escalation clauses pertaining to prior years, largely offset by a settlement regarding music license fees payable by us that was finalized during 2004 which positively affected our 2004 programming and broadcast operations expenses by approximately $3.0 million. In addition, we had higher residuals and other program production expenses of $1.3 million and higher utilities, repair and maintenance expense of $1.2 million in 2005.

Program rights amortization expense was $61.1 million during the year ended December 31, 2005, compared with $53.6 million in the prior year. The increase was primarily due to increased amortization associated with new original and syndicated programming in 2005 when compared to the prior year.

Selling, general and administrative expenses were $98.1 million during the year ended December 31, 2005, compared with $130.0 million for the year ended December 31, 2004. Approximately $19.2 million of this decrease was attributable to reduced selling costs associated with our discontinuing the sale of commercial spot advertisements that are based on audience ratings. Additionally, $6.2 million of expenses associated with research and ratings services used to support the sale of commercial spot advertisements that are based on audience ratings, were recorded as a restructuring charge effective July 1, 2005 as these costs will continue to be incurred for the remaining term of the contract that no longer provides any economic benefit to us. We also reduced advertising and promotional expenses by approximately $13.1 million in 2005 as compared with 2004. These savings were partially offset by higher personnel costs and stock-based compensation in 2005.

Depreciation and amortization expense was $38.8 million during the year ended December 31, 2005 compared with $43.7 million in the prior year. This decrease was primarily due to assets becoming fully depreciated, partially offset by $1.4 million of depreciation expense for leasehold improvements at JSA locations for which we shortened the amortizable lives to coincide with the termination of the related agreements.

Our antenna, transmitter and other broadcast equipment for our New York television station (WPXN) were destroyed upon the collapse of the World Trade Center on September 11, 2001. We filed property damage, business interruption and extra expense insurance claims with our insurer. In March 2003, the insurer filed an action against us in the U.S. District Court for the Southern District of New York seeking a declaratory ruling as to certain aspects of the insurance policy which we purchased from it. On April 30, 2005, we settled our claims against the insurer for $24.5 million (less $7.7 million previously paid). We received payment of $16.8 million pursuant to the settlement agreement on May 3, 2005, $1.1 million of which was recorded as an offset against expenses incurred in this litigation (which were included in selling, general and administrative expenses), and the remainder of which was recorded as “insurance recoveries.”

During the year ended December 31, 2005, we recorded a restructuring charge of $30.9 million in connection with our plan to substantially reduce or eliminate our sales of spot advertisements that are based on audience ratings and to focus our sales efforts on long form paid programming and non-rated spot advertisements (see Restructuring above). The charge was composed primarily of costs that we will continue to incur under the remaining terms of contracts that no longer provide any economic benefit to us.

During 2004, we recognized a charge of $4.6 million to reduce certain programming rights to their net realizable value.

In May 2004 we completed the sale of our television station KPXJ, serving the Shreveport, Louisiana market, for approximately $10.0 million, resulting in a pre-tax gain of approximately $6.1 million.

Interest expense for the year ended December 31, 2005 increased to $110.7 million from $94.2 million in 2004. The increase was primarily due to an increase in interest rates, higher accretion on our 12 1/4% senior subordinated discount notes and interest on federal and state income taxes in the amount of $3.8 million in connection with our acceptance of a settlement with the IRS as described below.

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

We structured the disposition of our radio division in 1997 and our acquisition of television stations during the period following this disposition in a manner that we believed would qualify these transactions as a “like-kind” exchange under Section 1031 of the Internal Revenue Code and would permit us to defer recognizing for income tax purposes up to approximately $333.0 million of gain. The IRS examined our 1997 tax return and proposed to disallow all of our gain deferral. In addition, the IRS proposed an alternative position that, in the event it were unsuccessful in disallowing all of our gain deferral, would disallow approximately $62.0 million of the $333.0 million gain deferral on the basis that some of the assets were not “like-kind.” We filed a protest to these positions with the IRS appeals division.

In June 2005, we reached a tentative settlement of this matter that would result in our recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of our radio division in 1997. Because we had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, we would not be liable for any federal tax deficiency, but would be liable for state income taxes. We estimated the amount of state income taxes for which we would be liable as of December 31, 2005 to be approximately $2.8 million. In addition, we would be liable for interest on the tax liability for the period prior to the carry back of our net operating losses and for interest on any state income taxes that may be due. We estimated the combined amount of federal and state interest as of December 31, 2005 to be $3.8 million. Because we previously established a deferred tax liability at the time of the “like-kind” exchange and because we previously established a valuation allowance against our net operating losses, the use of our losses to offset the additional gain to be recognized resulted in a $37.2 million reduction of the established valuation allowance. As a result of reaching the tentative settlement with the IRS in June 2005, we concluded that it was more likely than not that our net operating losses, up to the amount of the additional gain to be recognized, would be realized and that it was probable that we would incur additional state income taxes as well as federal and state interest expense. As a result, in 2005 we recognized an income tax benefit in the amount of $34.4 million resulting from the realization of our net operating losses, net of state income taxes. On March 15, 2006 the closing agreement was executed.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund debt service payments, capital expenditures for our television properties and programming rights payments. Our primary source of liquidity is our cash on hand. As of December 31, 2006, we had $58.6 million in cash and cash equivalents and had working capital, exclusive of preferred stock that was required to be redeemed in the fourth quarter of 2006 (see discussion below), of approximately $13.9 million. We believe that our cash on hand, cash we expect to generate from future operations and our ability to service a portion of our debt through in-kind payments in lieu of cash will provide the liquidity necessary to meet our obligations and financial commitments through the next twelve months, excluding the redemption of our preferred stock that was required during the fourth quarter of 2006. If our financial results are not as anticipated, we may be required to seek to sell certain assets, raise funds through the offering of additional debt and equity securities or refinance or restructure the terms of our debt in order to meet our liquidity needs, including for the purchase of the television stations discussed below. We can provide no assurance that we would be successful in selling assets, raising additional funds or otherwise completing any type of refinancing or restructuring transaction.

We have options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owner of these stations has the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008, at the same price. On January 19, 2007, the owner of the station serving the New Orleans market exercised its right to require us to purchase this station at a purchase price of $18 million. We have been in discussions with the station owner regarding the timing and other terms and conditions of our purchase of the station. The value of this station has been adversely affected by developments in the New Orleans television market related to the effects of Hurricane Katrina, and there can be no assurance that the current value of this station equals or exceeds the price at which we are obligated to purchase the station.

We were required to redeem our 14 1/4% Junior Exchangeable preferred stock and 9 3/4% Series A convertible preferred stock for cash by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities at their mandatory redemption dates, which reflects the aggregate liquidation preference plus accumulated and unpaid dividends, were approximately $609.9 million and $171.0 million, respectively. We were unable to redeem these securities at the required redemption dates and we do not anticipate having sufficient financial resources to redeem these securities at any time in the foreseeable future. The terms of our outstanding debt limit the amount of these securities that we are permitted to redeem, and dividends continue to accrue on these securities based on their current aggregate liquidation preference. As their sole and exclusive remedy for our failure to redeem the preferred stock as required, the holders of each series have the right, each voting separately and as one class, to elect two additional members to our board of directors.

On December 30, 2005, we refinanced all of our outstanding senior secured and senior subordinated debt by borrowing $325 million of new term loans and issuing $400 million of first lien senior secured floating rate notes and $405 million of second lien senior secured floating rate notes. The term loans and the first lien notes bear interest at a rate of three-month LIBOR plus 3.25%, are secured by first priority liens on substantially all of our and our subsidiaries’ assets and mature on January 15, 2012. The second lien notes bear interest at a rate of three-month LIBOR plus 6.25% and mature on January 15, 2013. Most of our obligations under the second lien notes are secured by second priority liens on substantially all of our and our subsidiaries’ assets. All three tranches require quarterly interest payments in January, April, July and October of each year. For any interest period ending prior to January 15, 2010, we have the option to pay interest on the second lien notes either (i) entirely in cash or (ii) in kind through the issuance of additional second lien notes or by increasing the principal amount of the outstanding second lien notes. If we elect to pay interest in kind on the second lien notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. We used the net proceeds from the issuance of these debt securities to retire our previously outstanding indebtedness, including the payment of $41.7 million of early redemption premiums. We made a cash interest payment, net of the effect of the interest rate swaps discussed below, of $27.2 million on January 16, 2007. To date, we have elected to pay all of our interest on the second lien notes in cash, including the interest payment due April 16, 2007.

On February 22, 2006, we entered into two floating to fixed interest rate swap arrangements which fixed the interest rates through maturity at 8.355% for the term loans and first lien notes and 11.36% for the second lien notes (assuming interest thereon is paid in cash). Thus, if we continue to elect to pay cash interest on our second lien notes beyond April 16, 2007, our cash interest obligations in 2007 with respect to our $1.13 billion of secured debt would be approximately $107.8 million. If we elect to pay interest in kind on the second lien notes for the remaining two interest payments scheduled in 2007, our cash interest obligations in 2007 would be approximately $84.5 million.

The term loan facility and the indentures governing our first lien notes and second lien notes contain covenants which, among other things, limit our and our subsidiaries’ ability to incur more debt, pay dividends on or redeem our outstanding capital stock, make certain investments, enter into transactions with affiliates, create additional liens on our assets, sell assets and merge with any other person or transfer substantially all of our assets. Subject to limitations, we may incur up to $650 million of additional subordinated debt, which we may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. We will be required to make an offer to purchase the outstanding notes and repay the term loans with the proceeds of any sale of our stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other asset sales that we do not reinvest in our business. We will be required to make an offer to purchase a portion of the outstanding notes and repay a portion of the outstanding term loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of our television stations to the aggregate outstanding principal amount of the term loans and the notes (excluding any second lien notes we may issue in payment of interest on the second lien notes) is less than 1.5 to 1.0. The holders of the outstanding notes and the lenders of the term loans have the right to require us to repurchase these obligations following the occurrence of certain changes in the control of our company.

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

On November 6, 2005, Lowell W. Paxson resigned as our Chairman of the Board and director, and on November 7, 2005 he entered into a consulting and noncompetition agreement with us and NBCU, pursuant to which he has agreed, for a period commencing on November 7, 2005 and continuing until five years after the later of the closing of the acquisition of the shares of our common stock held by his affiliates through exercise of NBCU’s call right or the closing of our purchase of these shares, should NBCU’s call right not be exercised, to provide certain consulting services to us and to refrain from engaging in certain activities in competition with us. We paid Mr. Paxson $250,000 on signing in respect of the first year’s consulting services, and paid Mr. Paxson $750,000 in May of 2006 in respect of Mr. Paxson’s agreement to refrain from engaging in certain competitive activities. In accordance with this agreement, we paid Mr. Paxson $1 million on November 7, 2006 and are obligated to pay Mr. Paxson three additional annual payments of $1 million each on November 7, 2007, 2008 and 2009. These payments are to be allocated between consulting services and the non-compete agreement in the same ratio as the first two payments made under this agreement.

On October 17, 2006, we entered into a separation agreement with Dean M. Goodman, our former president and chief operating officer. In accordance with the terms of the separation agreement, we paid Mr. Goodman $3 million on October 25, 2006 and all equity awards that had previously been granted to him immediately vested.

In addition to the above, as of December 31, 2006, we were obligated under the terms of our outstanding debt, programming contracts, cable distribution agreements, operating lease agreements and employment agreements to make future payments as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Term loans and notes payable	$75	$86	$95	$46	$—	$1,130,000	$1,130,302
Obligations to CBS for program license	247	—	—	—	—	—	247
Obligations for other program rights and program rights commitments	12,524	—	—	—	—	—	12,524
Operating leases and employment agreements	24,296	22,063	14,927	13,282	11,573	83,312	169,453

Total	$37,142	$22,149	$15,022	$13,328	$11,573	$1,213,312	$1,312,526

In addition to the amounts noted above, the employment agreement with our chief executive officer may, under certain circumstances, require us to make separation payments aggregating up to $7.5 million ($5.0 million after May 7, 2007) during the period ending November 7, 2009.

Cash used in operating activities was approximately $13.1 million for the year ended December 31, 2006, compared with cash provided by operating activities of $3.0 million for the year ended December 31, 2005. Cash interest payments in 2006 were $30.8 million higher in 2006 than in 2005, and we received $16.8 million of cash in 2005 from the insurance settlement discussed above. These amounts were largely offset by a $36.7 million decrease in program rights payments in 2006.

Cash used in investing activities was approximately $17.7 million in 2006, as compared to cash provided by investing activities of approximately $8.8 million in 2005. In late 2004, we pre-funded $24.6 million of outstanding letters of credit to support our obligation to pay for certain original programming. These obligations were settled and the deposits were refunded in 2005. We also had $6.0 million of short-term investments mature during 2005. Capital expenditures, which consist primarily of the costs of converting our stations to digital broadcasting as required by the FCC and purchases of broadcast equipment for our television stations, were approximately $13.1 million and $15.3 million for the years ended December 31, 2006 and 2005, respectively. We currently own or operate 52 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received a construction permit from the FCC and expect to complete the build-out on one station during 2007, we are awaiting construction permits from the FCC with respect to six stations and one of our stations has not received a digital channel allocation and therefore will not be converted until the end of the digital transition. We expect our total capital expenditures in 2007 will be approximately $12.0 million, including approximately $5.0 million to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. We expect to fund these expenditures from cash on hand and cash from operations. In August of 2006, we formed a joint venture with NBCU and three other parties for the launch of a children’s programming service. We invested $2.4 million in this new venture during 2006, and expect to invest an additional $2.4 million during 2007.

Cash used in financing activities was $1.6 million and $3.0 million for the years ended December 31, 2006 and 2005, respectively. These amounts include principal repayments, proceeds from new borrowings and payment of loan origination costs. Cash used in financing activities in 2006 is comprised primarily of loan origination costs in connection with the December 30, 2005 refinancing transaction.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have not determined the effect that this standard will have on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires a sponsor of defined benefit plans to, among other things, recognize the funded status of a benefit plan in its statement of operations and recognize in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules. It also modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and the measurement elements are effective for fiscal years ending after December 15, 2008. As we do not sponsor any defined benefit plans, SFAS No. 158 will not have an effect on our financial position or results of operations.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement provides a uniform definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements, but does not expand the areas in which fair value measurements are required. The Statement is effective for fiscal years beginning after November 15, 2007. We have not determined the effect that SFAS No. 157 will have on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements (“SAB 108”).” SAB 108 requires that in evaluating the effects of prior year errors on current year financial statements, SEC registrants must consider the effect of the errors on the current year statement of operations as well as the magnitude of the errors on the current year balance sheet. As a result, SAB 108 could require prior year financial statements to be corrected for errors that had previously been deemed immaterial. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not affect our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that this Interpretation will have on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances. The Statement also requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Statement is effective for fiscal years beginning after September 15, 2006. We do not believe this standard will have a material effect on its financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. We do not expect this standard to have a material effect on its financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that (1) a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so, and (2) correction of errors in previously issued financial statements be termed a “restatement.” SFAS No. 154 also carries forward the provisions of APB No. 20 providing that changes in accounting estimates are not to be applied retrospectively but in the current period and prospectively only. The new standard became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and did not have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have $1.13 billion in outstanding floating rate debt under which we pay interest at the prevailing LIBOR plus an agreed margin. We use interest rate swaps to manage our interest rate exposures, based upon market conditions. We do not use derivative financial instruments or other market risk sensitive instruments for trading or speculative purposes. In February 2006 we entered into two floating to fixed interest rate swap arrangements with a combined notional amount of $1.13 billion for periods through the maturity dates of our outstanding floating rate debt. Under the terms of these arrangements, we are required to pay a fixed interest rate of 8.355% on a notional amount of $725 million while receiving a variable interest rate of three month LIBOR plus 3.25% (which is the interest rate we are required to pay to the holders of our first lien notes and term loans), and are required to pay a fixed interest rate of 11.36% on a notional amount of $405 million while receiving a variable interest rate equal to three month LIBOR plus 6.25% (which is the interest rate we are required to pay to the holders of our second lien notes, assuming we elect to pay interest on these obligations in cash). These interest rate swaps effectively fixed the interest rates on our $1.13 billion of floating rate debt. As a result, changes in LIBOR do not result in changes to our aggregate debt service requirements. Consequently, as of December 31, 2006, we did not have material market risk exposure. We monitor the credit ratings of our swap counterparties and believe that the credit risk related to our interest rate swap agreements is minimal.

Item 8.	Financial Statements and Supplementary Financial Data

The response to this item is submitted in a separate section of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. Based upon our evaluation, our management concluded that as of December 31, 2006, our disclosure controls and procedures were effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors is divided into three classes. A class of directors is elected each year to serve for a three-year term and until their successors are elected and qualified. The terms of the Class I directors (Messrs. Brandon and Burgess) expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2007. The terms of the Class II directors (Messrs. Patrick and Rajewski) expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2008. The terms of the Class III directors (Messrs. Smith and Roskin and Ms. Salhany) expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2009.

The size of our Board of Directors is established pursuant to our By-laws, by resolution of the Board. We presently have a nine member Board with two vacancies. Our By-laws provide that any vacancy on our Board of Directors may be filled by a majority of the remaining members of the Board and, in such event, the new director will serve for the remainder of the unexpired term of the class of directors to which he or she is assigned. The term of any Class I director who may be appointed by the Board of Directors to fill any of these vacancies will expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2007. The term of any Class II director who may be appointed by the Board of Directors to fill any of these vacancies will expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2008. We expect that, from time to time, our Board of Directors will consider qualified candidates to fill these vacancies as any such candidates may be identified.

Biographical and other information concerning our directors is set forth below.

Class I Directors in Office (Term to Expire at the Annual Meeting in 2007)

			Director
	Age	Position, Principal Occupation, Business Experience and Directorships	Since

R. Brandon Burgess	39	President of the Company since October 2006 and Chief Executive Officer since November 2005. Executive Vice President, Business Development & International Channels of NBC Universal, Inc. (NBCU), a television network that is a subsidiary of General Electric Company from June 2004 to November 2005. Executive Vice President, NBC Business Development of National Broadcasting Company, Inc. (predecessor of NBCU) from January 2002 to May 2004. Chief Financial Officer for the NBC Television Network from 1999 to 2001.	2005
Henry J. Brandon	49	Director since October 2005 of Vintage Fund Management, a private investment firm and merchant bank. Managing Director since October 2004 of Oracle Capital Partners, LLC, a private investment firm and merchant bank. Senior Vice President and Chief Financial Officer of Leeward Islands Lottery Holding Company, Inc., a lottery management and production company from August 2002 to August 2004. Principal, William E. Simon & Sons, LLC, a private investment firm and merchant bank, from 1995 to 2002.	2001

Class II Directors in Office (Term to Expire at the Annual Meeting in 2008)

	Age	Position, Principal Occupation, Business Experience and Directorships	Director Since

W. Lawrence Patrick	57	Chairman of the Board since November 2005. President since 1984 of Patrick Communications, LLC, a media investment banking and brokerage firm, and Legend Communications, a radio group owner.	2005
Raymond S. Rajewski	63	Executive Vice President of Viacom Television Stations Group, a subsidiary of Viacom Inc., a media company, from 1991 until his retirement in 2004.	2005

Class III Directors in Office (Term to Expire at the Annual Meeting in 2009)

	Age	Position, Principal Occupation, Business Experience and Directorships	Director Since

Frederick M. R. Smith	64	Financial Consultant since January 2002 through his wholly-owned company, Kirkwood Lane Associates, LLC. Co-head of the international private equity fund of Credit Suisse First Boston (CSFB), an investment banking firm, from May 2001 to January 2002; co-head of the international private equity group of CSFB from December 1995 to May 2001. Employed in various capacities in the investment banking department of CSFB and its predecessors from 1968 to 1995. Director, Castle Brands, Inc., and Unwired Group Limited.	2006
William A. Roskin(1)	65	Senior Advisor of Viacom Inc., a media company, since 2005. Executive Vice President — Human Resources and Administration from 2004 to 2005, Senior Vice President — Human Resources and Administration from 1992 to 2004, and Vice President — Human Resources and Administration from 1988 to 1992, of Viacom Inc.	2006

	Age	Position, Principal Occupation, Business Experience and Directorships	Director Since

Lucille S. Salhany(1)	60	President and Chief Executive Officer of JHMedia, a consulting company, since 1997. Partner and director of Echo Bridge Entertainment, an independent film distribution company, since 2003. President and Chief Executive Officer of LifeFX Networks, Inc. from 1999 to 2002. Chief Executive Officer and President of UPN (United Paramount Network), a broadcasting company, from 1999 to March 2002. Chairman of Fox Broadcasting Company, a national television network, from 1993 to 1994, and Chairman of Twentieth Television, a division of Fox Broadcasting Company, from 1991 to 1993. Director, Hewlett-Packard Company.	2006

(1)	Effective June 23, 2006, the Board of Directors appointed William A. Roskin and Lucille S. Salhany as Class III directors to fill two vacancies on the Board.

Other Executive Officers

Stephen P. Appel, 53, has been our President of Sales and Marketing since January 1, 2004. From March 1999 through December 31, 2003, Mr. Appel served as our Senior Vice President, Director of Local and National Sales. From 1991 to 1999, Mr. Appel was Vice President, Director of Sales for Seltel Television Sales, a television representative firm.

Richard Garcia, 44, has been our Senior Vice President and Chief Financial Officer since April 2004 and served as our Vice President, Controller and Chief Accounting Officer from September 2003 until April 2004. From May 2002 to September 2003, Mr. Garcia was Controller of DirectTV Latin America, LLC. From August 1998 to May 2002, Mr. Garcia was Controller and Chief Accounting Officer of Claxson Interactive Group, an owner of television and radio broadcasting assets.

Adam K. Weinstein, 43, has been our Senior Vice President, Secretary and Chief Legal Officer since January 1, 2005. From August 2000 through December 31, 2004, Mr. Weinstein served as our Assistant General Counsel, Vice President and Assistant Secretary. From 1995 to 2000, Mr. Weinstein was Assistant General Counsel of Oxbow Corporation, a privately owned power development and petroleum products trading company.

Curtis L. Brandon, 45, has been our Vice President — Controller since August 2006. Prior to that appointment, Mr. Brandon was our Vice President of Accounting from June 2004 to July 2006 and held other positions in our accounting department from November 1995 to June 2004. Mr. Brandon is not related to Henry J. Brandon, one of our directors.

Emma Cordoba, 50, has been our Vice President, Director of Human Resources since May 1999. From October 1996 through April 1999 she served as our Director of Human Resources.

The Board of Directors and its Committees

The Board of Directors has determined that directors Patrick, Brandon, Rajewski, Smith, Roskin and Salhany are “independent,” as that term is defined under the rules of the American Stock Exchange. During 2006, the Board of Directors held 12 meetings. Each incumbent director attended at least 75% of the total number of Board meetings and meetings of committees of which the director is a member. In addition, the Board of Directors took action seven times during 2006 by unanimous written consent in lieu of a meeting, as permitted by applicable state law.

All of our directors are encouraged to attend our annual meeting of stockholders. Five of our directors attended our annual meeting of stockholders in June 2006. Directors Roskin and Salhany have been appointed to the Board since the June 2006 annual meeting.

The Compensation Committee currently consists of directors Roskin, Patrick and Rajewski, all of whom are independent. Mr. Roskin was appointed chairman of the Compensation Committee on July 1, 2006, succeeding Mr. Patrick, who had served as chairman of the Committee since June 10, 2005. The Compensation Committee operates under a written charter adopted by the Board of Directors. The Compensation Committee reviews and approves base salary and bonus compensation for our officers. The Compensation Committee establishes the annual performance goals under our Executive Bonus Program and is responsible for the administration of our stock-based compensation plans. See “Compensation Committee Report on Executive Compensation.” During 2006, the Compensation Committee met five times.

The Audit Committee currently consists of directors Brandon, Patrick, Rajewski, Smith, Roskin and Salhany, all of whom are independent. Mr. Brandon serves as Chairman of the Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors. The Board of Directors has determined that Mr. Brandon is our “audit committee financial expert”, as defined in the rules of the SEC. Each member of the Audit Committee is able to read and understand fundamental financial statements and is “financially sophisticated” as that term is defined under applicable American Stock Exchange rules. The Audit Committee held seven meetings during 2006. The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our independent registered certified public accountants. The duties of the Audit Committee include:

•	selection, retention, oversight and evaluation of our independent registered certified public accountants;

•	meeting with our independent registered certified public accountants to review the scope and results of audits;

•	approval of non-audit services provided to us by our independent registered certified public accountants; and

•	consideration of various accounting and auditing matters related to our system of internal controls, financial management practices and other matters.

The Nominating Committee currently consists of directors Rajewski, Brandon and Salhany, all of whom are independent. Mr. Rajewski serves as chairman of the Nominating Committee. The Nominating Committee is responsible for identifying qualified candidates to serve as directors and for making recommendations to the Board of Directors with respect to the nomination of candidates to stand for election as directors and for appointment to fill any vacancies on the Board. The criteria for selecting nominees for election to the Board of Directors reflect the requirements of applicable law and listing standards, as well as the Committee’s assessment of a candidate’s judgment, business experience, specific areas of expertise, industry knowledge, and ability and willingness to devote time to our business. The Nominating Committee does not have a charter. During 2006, the Nominating Committee held four meetings.

As part of our agreements with NBCU on November 7, 2005, we agreed to use our reasonable best efforts to increase the number of our directors to nine, not fewer than seven of whom shall be independent. We also agreed to engage a national executive search firm to assist us in identifying qualified candidates for director. In December 2005, the Nominating Committee engaged a national executive search firm for this purpose. Using criteria supplied by the Nominating Committee, as described above, this firm has worked to identify potentially qualified director candidates for consideration by the Nominating Committee.

Upon recommendation of the Nominating Committee, on June 23, 2006 the Board of Directors appointed Mr. Roskin and Ms. Salhany as Class III directors. Following these appointments, the Nominating Committee ceased using the services of the executive search firm referred to in the preceding paragraph.

In June 2006, the Board of Directors formed a Special Committee to explore potential strategic transactions and pursue third party expressions of interest in our company. The Special Committee currently consists of directors

Patrick, Smith, Rajewski and Salhany, all of whom are independent. Mr. Patrick is the chairman and Mr. Smith is the vice chairman of the Special Committee.

Lead Independent Director

In May 2004, our Board of Directors created the position of lead independent director. The Lead Independent Director is responsible for coordinating the activities of the other independent directors and performing various other duties. The general authority and responsibilities of the lead independent director are established in resolutions adopted by our Board of Directors. Mr. Patrick has served as our lead independent director since November 10, 2005.

Communication with the Board of Directors

Our Board of Directors believes that it is important for our stockholders to be able to communicate with the Board. Accordingly, stockholders who wish to communicate with the Board of Directors or a particular director may do so by sending a letter to our Secretary at 601 Clearwater Park Road, West Palm Beach, Florida 33401. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication” or “Stockholder-Director Communication.” All such letters must identify the author as a stockholder and clearly state whether the intended recipients are the full Board of Directors or certain specified individual directors. The Secretary will make copies of all such letters and circulate them to the appropriate director or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers and persons who own more than ten percent of our common stock to file initial reports of ownership and reports of changes in ownership of common stock and our other equity securities with the SEC and to furnish us with copies of all Section 16 (a) reports they file. Based on our review of the copies of such reports received by us and written representations from certain of these persons, we believe that during 2006, all required reports were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics applicable to our officers, who include our principal executive officer, principal financial officer and principal accounting officer. A copy of our code of ethics has been filed with the Securities and Exchange Commission. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests for such copy should be made in writing to us at our principal office, which is set forth on the first page of our Form 10-K, attention Corporate Secretary.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board of Directors is currently comprised of William A. Roskin, who joined our board in 2006, Raymond S. Rajewski and W. Lawrence Patrick, each of whom, in the opinion of our Board of Directors, is independent. Mr. Roskin serves as chairman of the Committee. The Committee operates under a written charter adopted by our Board of Directors.

The Committee reviews and approves the compensation of our executive officers and all operating managers who report directly to the Chief Executive Officer. Our executive officers are those persons whose job responsibilities and policy-making authority are the broadest in our company, and include our Chief Executive Officer and President. The Committee is also responsible for administering our Executive Bonus Program and Stock Incentive Plans, and for reviewing other compensation plans and making recommendations to the Board of Directors.

Compensation Philosophy and Objectives

The Committee’s executive compensation philosophy is to establish a framework for compensation that is consistent with our company’s size and scope of operations and that enables us to attract and retain highly qualified executives who are compensated in a manner that aligns their interests with those of our stockholders. This philosophy is based upon the following core principles:

•	Total compensation must enable us to be competitive in the relevant marketplace for executive talent.

•	A significant portion of an executive’s compensation opportunity should be directly related to company performance factors that influence stakeholder value.

•	The total compensation program must facilitate our retention of executives, given the financial and operational challenges facing us.

The Committee seeks to recommend compensation levels for our executives which are competitive with the compensation offered to executives performing similar functions by other companies in the broadcasting industry, and to link a significant portion of an executive’s total potential cash compensation to the achievement of overall company financial performance goals and individual performance criteria.

During 2006, the Committee reviewed summary sheets for each Named Executive Officer (other than the Chief Executive Officer) which set forth dollar amounts for each of the principal components of the Named Executive Officers’ 2006 compensation, including base salary, annual incentive bonus, and retention incentive bonus, as well as the prior year’s total compensation. The Committee also considered the value of perquisites and potential change-in-control and other severance payments. Further, the Committee considered the recommendations of the Chief Executive Officer regarding each other Named Executive Officer’s entitlement to the individual performance component of such officer’s annual incentive bonus.

In arriving at its compensation decisions, the Committee principally considered market factors affecting our ability to retain the services of our Named Executive Officers, as well as the terms of our existing employment agreements with our Named Executive Officers and management’s recommendations. It did not use an outside compensation consultant during 2006, nor did it use compensation benchmarks expressed as a percentile of compensation paid by a peer group of companies in making its decisions with respect to executive compensation.

Elements of Executive Compensation

For the fiscal year ended December 31, 2006, the executive compensation program consisted of the following elements:

•	base salary;

•	annual incentive bonus;

•	retention bonus; and

•	other benefits.

Base Salary

The 2006 base salaries of the Named Executive Officers were established pursuant to employment agreements entered into between us and each such officer. Each Named Executive Officer’s base salary is subject to review by the Committee on an annual basis and to increase based on the Committee’s evaluation and management’s recommendations. In making this evaluation, the Committee takes into account the following factors:

•	the executive’s individual performance;

•	the executive’s current base salary and relevant market factors affecting our ability to attract and retain our key executives;

•	internal pay equity; and

•	changes in the executive’s level of responsibility.

Each of our Named Executive Officers, other than Mr. Burgess and Mr. Goodman, received a 5% increase in base salary effective January 1, 2006. There has been no increase in base salary for any Named Executive Officer for 2007, pending completion of merit reviews and possible salary adjustments at a later date in 2007.

Annual Incentive Bonus

During 2006, the Committee’s principal compensation tool for linking executive pay with company performance factors that influence stakeholder value was the Executive Bonus Program. Under this Program, members of our senior management approved by the Compensation Committee may earn an annual cash incentive bonus based upon the achievement of financial performance goals and individual performance criteria. The terms of our Executive Bonus Program are set forth by contract with each member of our senior management. The bonus criteria are established on an annual basis by the Committee, and generally consist of a set of financial performance goals which we must meet and individualized performance criteria and bonus levels for each participant (generally expressed as a percentage of the participant’s base salary).

Under the terms of their employment agreements, during 2006 each of our Named Executive Officers had the opportunity to earn an annual incentive bonus of up to 100% of base salary (50% for Ms. Cordoba), 50% to 65% of which would be earned if we met the financial performance goals established by the Committee and 35% to 50% of which would be earned if, in the opinion of the respective responsible corporate officer, with the concurrence of our Chief Executive Officer and the Committee, the officer satisfactorily performed the tasks associated with his or her position. Bonuses awarded with respect to a fiscal year are paid during the following year. In the case of Mr. Burgess, our Chief Executive Officer, pursuant to his employment agreement 35% of his annual bonus is to be determined based upon achievement of company performance objectives or such other criteria as are mutually agreed by him and the Committee.

For the 2006 fiscal year, the Committee established target levels of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) as the financial performance goals to be used to determine that portion of the annual incentive bonus under the Executive Bonus Program which was dependent upon our performance results. The EBITDA targets established by the Committee were based upon the annual budget approved by the Board of Directors, with the participants being entitled to receive 100% of their full bonus opportunity if our EBITDA results for 2006 met budget, and declining percentages at various levels of EBITDA below budget. Based upon our actual adjusted EBITDA for the 2006 fiscal year, each of the Named Executive Officers was entitled to receive incentive bonus compensation equal to 100% of the maximum bonus amount the executive could earn based upon our performance (i.e., 100% of 65% (50% in the case of Mr. Appel and Ms. Cordoba) of the executive’s total annual incentive bonus opportunity).

For the 2006 fiscal year, the Committee concurred with the determinations of Mr. Burgess that each Named Executive Officer (other than Mr. Goodman) was entitled to receive the full amount of incentive bonus compensation the executive could earn based upon his individual performance (i.e., 100% of 35% (50% in the case of Mr. Appel and Ms. Cordoba) of the executive’s total bonus opportunity). The portion of the annual incentive bonus for the 2006 fiscal year that was determined by individual performance was paid in January 2007, and the portion that was determined on the basis of company performance goals was paid in March 2007.

Because our company has a substantial amount of senior secured indebtedness that requires quarterly cash interest payments, our continued ability to pay required debt service amounts is critical to our company’s prospects. In light of this fact, the Committee has determined, consistent with management’s recommendation, that for the 2007 fiscal year, the financial performance goals to be used in determining the company performance component of the annual incentive bonus will be target amounts of operating cash flow, which is defined as cash received from operations minus capital expenditures.

Executive Retention Bonus Plan

In September 2005, the Committee approved a proposed executive retention bonus plan under which 20 members of our management could receive additional cash bonus compensation equal to a percentage of their annual base salary at the time that ranged from 50% to 100% (250% for Mr. Goodman to be based on his $800,000 base salary as provided in his November 2005 employment agreement). The purpose of the executive retention bonus plan was to provide additional incentives for these members of management to remain employed by us through the period of transition in our business plan away from an audience ratings driven model and through the uncertainty caused by our exploration of strategic alternatives and our negotiations with NBCU that ultimately concluded with the transactions announced on November 7, 2005. The executive retention bonus plan was approved by our Board of Directors in October 2005.

Under the plan, participating executives were assigned a target retention bonus equal to a stated percentage of their annual base salary at the date the plan was implemented. Payments under the plan were to be made in three stages: (i) a first payment of 20% of the target amount would be paid on December 31, 2005; (ii) a second payment of 35% of the target amount would be paid on June 30, 2006; and (iii) the final payment of 45% of the target amount would be paid on December 31, 2006. Participants’ rights to receive payments under the plan were contingent upon the participant remaining in our employment on the relevant payment date and our company achieving its budgeted cash flow results, in accordance with the annual budgets approved by our Board of Directors. Participants would be entitled to receive their full target amount, on the originally scheduled payment dates, if their employment was terminated by us without cause. Any participant who voluntarily resigned employment with us would be ineligible to receive any future payments under the plan. The Board retained the right to revise and adjust the plan from time to time.

We made the first payments under this plan on December 31, 2005, aggregating $0.9 million, and the second payments on June 30, 2006, aggregating $1.7 million. In July 2006, the Committee terminated the executive retention plan. Mr. Burgess did not participate in this plan.

In December 2006, upon the recommendation of the Chief Executive Officer, the Committee authorized payment of additional bonus compensation to members of our senior management, including all then current Named Executive Officers other than the Chief Executive Officer, in recognition of the cancellation of the executive retention bonus plan and as either a signing bonus in connection with an employee’s execution of a new employment agreement, or otherwise as determined by the Chief Executive Officer in his discretion. Under this program, Mr. Appel was paid a signing bonus of $225,000 in December 2006 in connection with his entry into a new employment agreement and Messrs. Garcia and Weinstein and Ms. Cordoba received bonus payments of between $25,000 and $70,000 in December 2006.

Stock-Based Awards

The objectives of our Stock Incentive Plans are to help us attract and retain outstanding employees, and to promote the growth and success of our business by aligning the financial interests of our employees with those of our other stockholders. The Committee has historically granted options under the Stock Incentive Plans at a discount to market price in order to increase the value to executives of stock-based compensation, seeking thereby to further align the executives’ interests with those of our other stockholders. Further, by granting discounted options which either vest over time, or are exercisable immediately for unvested shares which then vest over time, the Committee has sought to use stock-based compensation as a means of retaining our executives and other employees.

We did not grant any awards of stock-based compensation during 2006, other than formula-based awards made to our non-employee directors as part of our compensation for these directors, as discussed below under “Director Compensation.”

Retirement Benefits, Executive Perquisites and Other Benefits

Our Named Executive Officers are eligible to participate to the same extent as other employees in our health and welfare benefit plans. We maintain a tax-qualified 401(k) profit sharing plan, which provides for broad-based employee participation, with a maximum matching contribution of $1,000 payable in shares of our Class A common stock. Our employees are also eligible to attend local concert events on a first come, first served space available basis, and, during 2006, were able to attend certain local sporting events on the same basis.

In addition to generally available employee benefits, we provide Mr. Burgess with a $2 million term life insurance policy.

Chief Executive Officer Compensation

R. Brandon Burgess became our Chief Executive Officer on November 7, 2005. Following Mr. Goodman’s separation from service in October 2006, Mr. Burgess was elected to the additional position of President. The

Compensation Committee, in consultation with the Board of Directors, is responsible for evaluating the performance of our Chief Executive Officer. Mr. Burgess’ compensation is established pursuant to the negotiated terms of his employment agreement entered into in November 2005. Mr. Burgess receives a base salary of $1,000,000, which may be increased but not decreased by the Board of Directors, and is eligible for an annual performance bonus of up to 100% of his base salary, commencing with our 2006 fiscal year, 65% of which is to be based on our company’s achievement of financial targets established by the Committee, and 35% of which is to be based upon achievement of other company performance objectives or criteria as are mutually agreed to by Mr. Burgess and the Committee. Although Mr. Burgess and the Committee did not specifically identify any such other company performance objectives or criteria, based on its evaluation of Mr. Burgess’ performance in 2006, the Committee determined to award Mr. Burgess 100% of this portion of Mr. Burgess’ annual incentive bonus opportunity. This award, in the amount of $350,000 (35% of Mr. Burgess’ annual base salary) was paid to Mr. Burgess in January 2007. In support of its strongly positive evaluation of Mr. Burgess’ performance in 2006, the Committee noted that Mr. Burgess had been indefatigable in working to improve our operating results, cash flow and positioning in the broadcast community. The Committee believes that Mr. Burgess has taken decisive action to set a new direction for our company through both internal reorganizations and external strategic focus.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to each of our five most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. While the Committee will continue to give due consideration to the deductibility of compensation payments under future compensation arrangements with our executive officers, the Committee has not adopted a policy requiring all compensation to be deductible. We have in the past, and may in the future, enter into compensation arrangements under which payments are not fully deductible under Section 162(m) of the Code. The Committee will make its compensation decisions based upon what it believes to be in our best interests, giving due consideration to all relevant factors.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, the Company believes it is operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R).

Compensation Committee Interlocks and Insider Participation

None of our executive officers served on the compensation committee or board of directors of any company that employed any member of the Committee or our Board of Directors.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

William A. Roskin, Chairman
W. Lawrence Patrick
Raymond S. Rajewski

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal year ended December 31, 2006.

						(g)	(h)
						Non-	Change in
						Equity	Pension Value
						Incentive	and Nonquali-
				(e)	(f)	Plan	fied Deferred		(i)
(a)		(c)	(d)	Stock	Option	Compen-	Compensation		All Other		(j)
Name and	(b)	Salary	Bonus	Awards	Awards	sation	Earnings		Compensation		Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)		($)		($)

R. Brandon Burgess
Chief Executive Officer, President and Director	2006	1,000,000	0	3,368,118	5,110,248	1,000,000	0		64,531	(5)	10,542,897
Dean M. Goodman
Former President, Chief Operating Officer and Director(6)	2006	576,154	0	1,070,891	406,200	700,000	145,082	(7)	3,073,471	(8)	5,971,798
Stephen P. Appel
President — Sales & Marketing	2006	475,860	225,000	0	0	634,480	0		23,841	(9)	1,359,181
Richard Garcia
Senior Vice President and Chief Financial Officer	2006	313,635	70,000	0	0	418,180	0		1,316	(10)	803,131
Adam K. Weinstein
Senior Vice President, Secretary and Chief Legal Officer	2006	273,000	70,000	0	0	364,000	0		3,427	(10)	710,427
Emma Cordoba
Vice President, Director of Human Resources	2006	127,076	25,000	0	0	95,307	0		2,128	(10)	249,511

(1)	The amounts in column (d) consists of a signing bonus for Mr. Appel and, in the case of the other Named Executive Officers, discretionary bonuses awarded in recognition of the cancellation of the Executive Retention Bonus Plan.

(2)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards pursuant to the Stock Incentive Plans and thus include amounts from awards granted prior to 2006. These compensation costs reflect amounts for awards granted in fiscal 2005 and, with respect to Mr. Goodman, the acceleration of awards in 2006 in connection with his termination of employment. The methodology used in the calculation of these amounts is included in footnote 12 to our audited financial statements for the fiscal year ended December 31, 2006, included in this Annual Report on Form 10-K.

(3)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards pursuant to the Stock Incentive Plans and thus include amounts from awards granted prior to 2006. These compensation costs reflect amounts for awards granted in fiscal 2005 and, with respect to Mr. Goodman, the acceleration of awards in 2006 in connection with his termination of employment. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2004, 2005 and 2006 are included in footnotes 1 and 12 to our audited financial statements for the fiscal year ended December 31, 2006, included in this Annual Report on Form 10-K.

(4)	The amounts in column (g) consist of annual incentive bonuses earned for services rendered in 2006 that were or will be paid during 2007, and retention bonuses paid during 2006, as discussed in further detail under the headings “Annual Incentive Bonus” and “Executive Retention Bonus Plan.”

(5)	Includes: (i) a housing allowance of $5,000 per month for 12 months; (ii) spousal travel on an aircraft previously owned by us, valued at $3,068; and (iii) company-provided tickets for sporting and concert events, valued at $1,463.

(6)	Mr. Goodman served as our President, Chief Operating Officer and Director until October 17, 2006. Mr. Goodman’s salary reported in column (c) does not include $63,333 contributed by him to his supplemental executive retirement plan.

(7)	Includes Mr. Goodman’s contribution of $63,333 to his supplement executive retirement plan, our matching contribution of $63,333, and aggregate earnings of $18,416.

(8)	Includes: (i) a $3,000,000 lump sum payment in connection with Mr. Goodman’s separation; (ii) reimbursement of $20,000 for legal fees incurred in connection with Mr. Goodman’s separation; (iii) a $37,674 cash surrender value of a life insurance policy assigned by us to Mr. Goodman; (iv) $1,918 for the cost of term life insurance; (v) private club membership dues of $850; (vi) spousal travel on an airplane previously owned by us, valued at $561; and (vii) company-provided tickets for sporting and concert events, valued at $12,468.

(9)	Includes (i) private club membership dues of $17,815; and (ii) a parking allowance of $5,640.

(10)	Includes a $1,000 contribution by us to the 401(k) profit sharing plan on behalf of the Named Executive Officer.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during fiscal 2006, which ended on December 31, 2006. The option awards and the unvested portion of the stock awards identified in the table below are also reported in the Outstanding Equity Awards at Fiscal 2006 Year-End Table on the following page.

GRANTS OF PLAN BASED AWARDS

								(i)	(j)
								All Other	All Other
								Stock	Option	(k)	(l)
								Awards:	Awards:	Exercise	Grant Date
					Estimated Future Payouts			Number	Number of	or Base	Fair Value
		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Under Equity Incentive Plan Awards			of Shares	Securities	Price of	of Stock
	(b)	(c)	(d)	(e)	(f)	(g)	(h)	of Stock	Underlying	Option	and Option
(a)	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)(2)	($)(2)	(#)	(#)	(#)	(#)	(#)	($/sh)	($)

R. Brandon Burgess
Executive Bonus Plan	N/A	0	1,000,000	1,000,000	—	—	—	—	—	—	—
Dean M. Goodman
Executive Bonus Plan	N/A	0	800,000	800,000	—	—	—	—	—	—	—
Retention Bonus Plan	N/A	0	1,600,000	1,600,000	—	—	—	—	—	—	—
Stephen P. Appel
Executive Bonus Plan	N/A	0	475,860	475,860	—	—	—	—	—	—	—
Retention Bonus Plan	N/A	0	362,560	362,560	—	—	—	—	—	—	—
Richard Garcia
Executive Bonus Plan	N/A	0	313,635	313,635	—	—	—	—	—	—	—
Retention Bonus Plan	N/A	0	238,960	238,960	—	—	—	—	—	—	—
Adam K. Weinstein
Executive Bonus Plan	N/A	0	273,000	273,000	—	—	—	—	—	—	—
Retention Bonus Plan	N/A	0	208,000	208,000	—	—	—	—	—	—	—
Emma Cordoba
Executive Bonus Plan	N/A	0	63,538	63,538	—	—	—	—	—	—	—
Retention Bonus Plan	N/A	0	72,615	72,615	—	—	—	—	—	—	—

(1)	The amounts shown in column (d) reflect the estimated payouts for fiscal 2006 under the Executive Bonus Program and the Executive Retention Bonus Plan. These amounts are based on the individual’s fiscal 2006 salary and position. Actual non-equity incentive plan bonuses earned by these Named Executive Officers for fiscal 2006 are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.”

(2)	The amounts shown for the Retention Bonus Plan include the following amounts for which participants became ineligible upon termination of the plan (as described under “Executive Retention Bonus Plan”): Mr. Goodman — $900,000; Mr. Appel — $203,940; Mr. Garcia — $134,415; Mr. Weinstein — $117,000; Ms. Cordoba — $40,846.

Outstanding Equity Awards

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

						Stock Awards
									(j)
									Equity
									Incentive
									Plan
	Option Awards								Awards:
			(d)					(i)	Market or
			Equity					Equity	Payout
			Incentive				(h)	Incentive	Value of
			Plan Awards:				Market	Plan Awards:	Unearned
	(b)	(c)	Number of			(g)	Value of	Number of	Shares,
	Number of	Number of	Securities			Number of	Shares or	Unearned	Units or
	Securities	Securities	Underlying	(e)		Shares or	Units of	Shares, Units	Other
	Underlying	Underlying	Unexercised	Option	(f)	Units of	Stock	or Other	Rights
	Unexercised	Unexercised	Unearned	Exercise	Option	Stock That	that	Rights That	That Have
(a)	Options (#)	Options (#)	Options	Price	Expiration	Have Not	Have Not	Have Not	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	Vested	Vested	Vested	($)

R. Brandon Burgess	—	—	8,000,000	$0.42	11/7/12	—	—	8,000,000	4,000,000
	—	—	8,000,000	$1.25	11/7/12	—	—	—	—
Dean M. Goodman	—	333,334	—	$0.42	10/17/10	—	—	—	—
	—	333,333	—	$1.25	10/17/10	—	—	—	—
	26,667	—	—	$0.01	10/13/13	—	—	—	—
Stephen P. Appel	10,000	—	—	$0.01	10/2/13	—	—	—	—
Richard Garcia	6,667	—	—	$0.01	10/2/13	—	—	—	—
Adam K. Weinstein	3,333	—	—	$0.01	10/2/13	—	—	—	—
Emma Cordoba	2,667	—	—	$0.01	10/2/13	—	—	—	—

Option Exercises and Stock Vested

The following table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during fiscal 2006.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	(b)	(c)	(d)	(e)
	Number of Shares	Value Realized	Number of Shares	Value Realized
(a)	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)(1)

R. Brandon Burgess	—	—	—	—
Dean M. Goodman	—	—	1,333,333	1,066,666
Stephen P. Appel	—	—	—	—
Richard Garcia	—	—	—	—
Adam K. Weinstein	—	—	—	—
Emma Cordoba	—	—	—	—

(1)	The value realized equals the closing sale price of our Class A common stock on the vesting date, multiplied by the number of stock units that vested. There is an exercise price of $0.01 per stock unit payable upon settlement of the units.

PENSION BENEFITS

The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such named executive officer, determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.

			(d)	(c)
		(c)	Present Value of	Payments
		Number of Years	Accumulated	During Last
(a)	(b)	Credited Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)

R. Brandon Burgess	—	—	—	—
Dean M. Goodman	Supplemental Executive Retirement Plan	11.75	374,730	41,847
Stephen P. Appel	—	—	—	—
Richard Garcia	—	—	—	—
Adam K. Weinstein	—	—	—	—
Emma Cordoba	—	—	—	—

NONQUALIFIED DEFERRED COMPENSATION

We do not currently have any non-qualified deferred compensation plans. As described below under “Potential Payments Upon Termination or Change of Control,” Dean M. Goodman, our former President and Chief Operating Officer, had a supplemental executive retirement plan that was terminated in connection with his resignation on October 17, 2006.

(c)
	(b)		Registrant				(e)	(f)
	Executive		Contribution in		(d)		Aggregate	Aggregate Balance
	Contribution in		Last Fiscal		Aggregate Earnings		Withdrawals/	at Last
(a)	Last Fiscal Year		Year		in Last Fiscal Year		Distributions	Fiscal Year End
Name	($)		($)		($)		($)	($)

R. Brandon Burgess	—		—		—		—	—
Dean M. Goodman	63,333	(1)	63,333	(1)	18,416	(1)	41,847	374,730	(2)
Stephen P. Appel	—		—		—		—	—
Richard Garcia	—		—		—		—	—
Adam K. Weinstein	—		—		—		—	—
Emma Cordoba	—		—		—		—	—

(1)	All of this amount is reported as compensation to Mr. Goodman in the Summary Compensation Table.

(2)	Mr. Goodman’s supplemental executive retirement plan was terminated and all amounts paid out in January 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

We have an employment agreement with each of our Named Executive Officers who was serving as of December 31, 2006. The material terms of these agreements, including the potential payments to be made upon termination of employment, are set forth below. We entered into a separation agreement with Dean M. Goodman, our former President and Chief Operating Officer, in connection with the termination of his employment. The material terms of Mr. Goodman’s separation agreement are also set forth below.

Employment Agreements

  R. Brandon Burgess

We entered into a three year employment agreement with R. Brandon Burgess in connection with his appointment as our Chief Executive Officer effective November 7, 2005. Mr. Burgess receives a base annual salary of $1,000,000, is eligible for an annual performance bonus of not less than 100% of his base salary, and received a signing bonus of $1,500,000. Mr. Burgess was granted 8,000,000 restricted stock units, which vest in four equal installments 18, 24, 36 and 48 months after November 7, 2005, subject to termination and acceleration of vesting under specified circumstances, and which entitle Mr. Burgess to receive one share of Class A common stock for each restricted stock unit, settled upon the earlier of his termination of employment or the 48 month anniversary of November 7, 2005. Mr. Burgess was also granted seven year options to purchase 16,000,000 shares of Class A common stock, 8,000,000 of which have an exercise price of $0.42 (the average closing price of the Class A common stock on the American Stock Exchange for the ten trading days immediately preceding November 7, 2005) and 8,000,000 of which have an exercise price of $1.25 per share. The options vest on the same schedule as the restricted stock units, and are subject to termination or accelerated vesting under certain circumstances. The shares of Class A common stock that may be acquired upon settlement of the restricted stock units or exercise of the options are subject to restrictions on transferability and voting. If we terminate Mr. Burgess’ employment without cause, Mr. Burgess terminates his employment for good reason, or Mr. Burgess’ employment terminates by reason of his death or disability, the options granted to Mr. Burgess shall be immediately forfeited and canceled and he shall receive $4,500,000, if such termination occurs on or prior to the 18 month anniversary of November 7, 2005, or $3,000,000 if such termination occurs after such 18 month anniversary. In addition, if Mr. Burgess’ employment is terminated by us without cause or by Mr. Burgess for good reason, he will be entitled to receive (a) two times his base salary, plus $1,000,000, if termination occurs on or prior to the 18 month anniversary of November 7, 2005, (b) two times his base salary, if such termination occurs following the 18 month anniversary of November 7, 2005 and following exercise of NBCU’s right to purchase our common stock beneficially owned by Lowell W. Paxson, our former Chairman and Chief Executive Officer, or (c) $1,000,000 if such termination occurs following the 18 month anniversary of November 7, 2005, but where NBCU’s right to purchase our common stock beneficially owned by Mr. Paxson was not exercised (such applicable amount, the “severance amount”). Generally, upon any termination, Mr. Burgess will also be entitled to the pro rata amount of base salary and bonus earned through the date of termination and, for terminations other than for cause, to continuation of health benefits for certain periods. If prior to the end of the term of the Employment Agreement we fail to make Mr. Burgess a bona fide offer to renew his employment for not less than one additional year, which offer is to be made not less than 180 days prior to the expiration of the term, then we shall pay Mr. Burgess the severance amount. We also reimbursed Mr. Burgess for $75,000 of his legal fees incurred in connection with the negotiation of his employment agreement.

Stephen P. Appel

We entered into a three year employment agreement with Stephen P Appel, our President of Sales & Marketing, effective as of December 6, 2006. Mr. Appel’s base salary under the agreement is $475,000. Beginning with the 2007 fiscal year, Mr. Appel may receive an annual bonus of up to 100% of his base salary, 50% of which will be determined based on our achievement of financial targets established by our Compensation Committee for the award of bonuses to our senior management, and up to 50% of which will be determined based upon an evaluation of Mr. Appel’s individual performance against goals developed by the Chief Executive Officer. Mr. Appel may receive an additional bonus of up to 25% of his base salary based on the achievement of specific revenue objectives developed with our Chief Executive Officer. We may terminate Mr. Appel’s employment for cause, as defined in the agreement. If we terminate his employment for cause, we will pay Mr. Appel all accrued but unpaid base salary through the date of termination and any accrued benefits under employee benefit plans as of the date of termination. If we terminate Mr. Appel’s employment other than for cause or disability, we will pay him (a) severance in the form of continued payment of his base salary through the end of the employment term, but no less than 24 months, (b) all accrued but unpaid base salary through the date of termination, (c) all accrued but unpaid bonus compensation for any fiscal year completed as of the date of termination, payable at the same time such bonus payments are made to our other senior executives, (d) subject to the achievement of applicable performance criteria, a pro-rated annual bonus for the fiscal year of termination, and (e) any accrued benefits under employee benefit plans as of the date of termination. If we terminate Mr. Appel’s employment as a result of disability, we will pay him (w) all accrued but unpaid base salary through the date of termination, (x) all accrued but unpaid bonus compensation for any fiscal year completed as of the date of termination, payable at the same time such bonus payments are made to our other senior executives, (y) subject to the achievement of applicable performance criteria, a pro-rated annual bonus for the fiscal year of termination, and (z) any accrued benefits under employee benefit plans as of the date of termination. In the event of the death of Mr. Appel, we will pay to his estate (i) all accrued but unpaid base salary through the date of termination, (ii) all accrued but unpaid bonus compensation for any fiscal year completed as of the date of termination, payable at the same time such bonus payments are made to our other senior executives, and (iii) any accrued benefits under employee benefit plans as of the date of termination.

Richard Garcia

Mr. Garcia is employed as our Senior Vice President and Chief Financial Officer under an employment agreement that expires on December 31, 2007, subject to automatic annual renewal unless we or Mr. Garcia provide written notice of non-renewal at least twelve months prior to the expiration of the then current term. Mr. Garcia’s base salary under the agreement is $313,635 for calendar year 2007. Mr. Garcia may receive an annual bonus of up to 100% of his base salary, 65% of which will be determined based on our achievement of financial targets established by our Compensation Committee for the award of bonuses to our senior management, and up to 35% of which will be determined based upon an evaluation by our Chief Executive Officer, with the concurrence of our Compensation Committee, as to whether Mr. Garcia has satisfactorily performed the tasks associated with his position. We may terminate Mr. Garcia’s employment for cause, as defined in the agreement. If Mr. Garcia’s employment is terminated by reason of his death or disability or other than for cause, or if Mr. Garcia terminates his employment for good reason, as defined in the agreement, we will pay his base salary through the date of termination and will continue to pay Mr. Garcia or his estate, as the case may be, his base salary for one year (or two years, in the case of any such termination occurring within six months before or two years after a change of control) commencing six months after his last day of employment. In addition, we will pay him (a) the unpaid portion of any previously awarded bonus, (b) a pro-rated bonus for the fiscal year in which the termination occurs, payable if and when bonus awards for such fiscal year are made to other members of senior management, (c) all accrued but unused personal time off through the date of termination, and (d) any accrued benefits under employee benefit plans as of the date of termination. If we terminate Mr. Garcia’s employment for cause, we will pay him (i) his base salary through the date of termination (ii) the unpaid portion of any previously awarded bonus, (iii) all accrued but unused personal time off through the date of termination, and (iv) any accrued benefits under employee benefit plans as of the date of termination.

Adam K. Weinstein

Mr. Weinstein is employed as our Senior Vice President, Secretary and Chief Legal Officer under an employment agreement that expires on December 31, 2007, subject to automatic annual renewal unless we or Mr. Weinstein provide written notice of non-renewal at least twelve months prior to the expiration of the then current term. Mr. Weinstein’s base salary under the agreement is $273,000 for calendar year 2007. Mr. Weinstein may receive an annual bonus of up to 100% of his base salary, 65% of which will be determined based on our achievement of financial targets established by our Compensation Committee for the award of bonuses to our senior management, and up to 35% of which will be determined based upon an evaluation by our senior management, with the concurrence of our Compensation Committee, as to whether Mr. Weinstein has satisfactorily performed the tasks associated with his position. We may terminate Mr. Weinstein’s employment for cause, as defined in the agreement. If Mr. Weinstein’s employment is terminated by reason of his death or disability or other than for cause, or if Mr. Weinstein terminates his employment for good reason, as defined in the agreement, we will pay his base salary through the date of termination and will continue to pay Mr. Weinstein or his estate, as the case may be, his base salary for one year (or two years, in the case of any such termination occurring within six months before or two years after a change of control) commencing six months after his last day of employment. In addition, we will pay him (a) the unpaid portion of any previously awarded bonus, (b) a pro-rated bonus for the fiscal year in which the termination occurs, payable if and when bonus awards for such fiscal year are made to other members of senior management, (c) all accrued but unused personal time off through the date of termination, and (d) any accrued benefits under employee benefit plans as of the date of termination. If we terminate Mr. Weinstein’s employment for cause, we will pay him (i) his base salary through the date of termination (ii) the unpaid portion of any previously awarded bonus, (iii) all accrued but unused personal time off through the date of termination, and (iv) any accrued benefits under employee benefit plans as of the date of termination.

Emma Cordoba

Ms. Cordoba is employed as our Vice President, Director of Human Resources under an employment agreement that expires on December 31, 2007, subject to automatic annual renewal unless we or Ms. Cordoba provide written notice of non-renewal at least twelve months prior to the expiration of the then current term. Ms. Cordoba’s base salary under the agreement is $127,076 for calendar year 2007. Ms. Cordoba may receive an annual bonus of up to 50% of her base salary, 50% of which will be determined based on our achievement of financial targets established by our Compensation Committee for the award of bonuses to our senior management, and up to 50% of which will be determined based upon an evaluation by our senior management, with the concurrence of our Chief Executive Officer, as to whether Ms. Cordoba has satisfactorily performed the tasks associated with her position. We may terminate Ms. Cordoba’s employment for cause, as defined in the agreement. If Ms. Cordoba’s employment is terminated by reason of her death or disability or other than for cause, or if Ms. Cordoba terminates her employment for good reason, as defined in the agreement, we will pay her base salary through the date of termination and will continue to pay Ms. Cordoba or her estate, as the case may be, her base salary for the lesser of nine months or the remaining term under the employment agreement. In addition, we will pay her (a) the unpaid portion of any previously awarded bonus, (b) a pro-rated bonus for the fiscal year in which the termination occurs, payable if and when bonus awards for such fiscal year are made to other members of senior management, (c) all accrued but unused personal time off through the date of termination, and (d) any accrued benefits under employee benefit plans as of the date of termination. If we terminate Ms. Cordoba’s employment for cause, we will pay her (i) her base salary through the date of termination (ii) the unpaid portion of any previously awarded bonus, (iii) all accrued but unused personal time off through the date of termination, and (iv) any accrued benefits under employee benefit plans as of the date of termination.

The terms of each of the employment agreements described above were approved by our Compensation Committee.

Separation Agreement

Dean M. Goodman

Effective October 17, 2006, Dean M. Goodman resigned his positions as our President, Chief Operating Officer and a member of the Board of Directors and entered into a separation agreement with us under which he received a lump sum payment of $3,000,000 and we agreed to provide: (i) continued health benefits for Mr. Goodman and his covered dependents for a period of two years (valued at approximately $21,100) or, if earlier, the date on which Mr. Goodman commences new employment with an employer that provides health insurance benefits to its senior executives generally; (ii) the assignment to Mr. Goodman of the life insurance policy owned by us insuring the life of Mr. Goodman; and (iii) the accelerated vesting of 1,333,333 restricted stock units and options to purchase 666,667 shares of our Class A common stock. We also agreed to terminate Mr. Goodman’s supplemental executive retirement plan and paid Mr. Goodman the balance of his vested benefits thereunder of approximately $375,000 in January 2007. Mr. Goodman is prohibited from engaging in certain lobbying, legislative and other activities until December 31, 2009. The separation agreement also provides for mutual releases by us and Mr. Goodman of all claims either party may have against the other.

DIRECTOR COMPENSATION

In February 2006, the Board of Directors revised our director compensation program. During 2006, directors who were not our employees received an annual cash retainer of $24,000 and were paid fees of $1,500 for each board meeting attended. Committee members receive an annual cash retainer, and if more than eight committee meetings are held during the year, committee members receive an additional $1,000 fee for each additional meeting attended ($1,500 for each meeting chaired). Members of the Audit Committee receive an annual cash retainer of $10,000 ($15,000 for the committee chairman); members of the Compensation Committee receive an annual cash retainer of $5,000 ($10,000 for the committee chairman); and members of the Nominating Committee receive an annual cash retainer of $5,000 ($7,500 for the committee chairman). Our Lead Independent Director was paid an additional quarterly cash retainer at the rate of $76,000 per year. Compensation to our directors is paid quarterly. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors and its committees.

In addition, each director receives an annual award of a number of restricted shares of Class A common stock with a value of $25,000, based on the Black-Scholes valuation method and the closing sale price of our Class A common stock over the ten trading days preceding the grant date (which is January 1 of each year for all incumbent directors). These stock awards vest one year after the grant date but cannot be transferred by the director prior to his or her retirement from board service.

During 2006, we also paid certain of our non-employee directors (directors Patrick, Smith, Rajewski and Salhany) an aggregate of $150,000 for service on the special committee of the Board that was formed in June 2006 to explore potential strategic transactions and pursue third party expressions of interest in our company. These fees consisted of a monthly cash retainer of $5,000 ($7,500 for the committee chairman and committee vice chairman) and if more than five committee meetings are held during any month, committee members receive an additional $1,000 fee for each additional meeting attended ($1,500 for each meeting chaired or vice chaired).

During 2006, Directors Patrick, Brandon and Rajewski each were awarded 27,778 shares of restricted stock which vested on January 1, 2007; Director Smith was awarded 20,000 shares of restricted stock which will vest on April 14, 2007; and Directors Roskin and Salhany each were awarded 14,612 shares of restricted stock which will vest on June 23, 2007.

In January 2007, each of Directors Patrick, Brandon, Rajewski, Smith, Roskin and Salhany were awarded 46,555 shares of restricted stock which will vest on January 1, 2008.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2006

					(f)
					Change in
					Pension Value
	(b)	(c)	(d)	(e)	And Deferred	(g)
	Fees Earned or	Stock	Option	Non-Equity	Compensation	All Other	(h)
(a)	Paid in Cash	Awards	Awards	Incentive Plan	Earnings	Compensation	Total
Name	($)	($)(1)	($)	Compensation($)	($)	($)(2)	($)

Henry J. Brandon III	64,917	81,804	—	—	—	—	146,721
W. Lawrence Patrick	184,250	36,708	—	—	—	—	220,958
Lucille S. Salhany	59,628	6,918	—	—	—	—	66,546
Frederick M.R. Smith	82,774	12,921	—	—	—	—	95,695
William A. Roskin	32,962	6,918	—	—	—	—	39,880
Raymond S. Rajewski	94,500	36,831	—	—	—	—	131,331

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R) and thus may include amounts from awards granted in and prior to 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as to our equity securities beneficially owned on February 28, 2007 by (i) each director, (ii) each person identified as a “Named Executive Officer” below under “Executive Compensation,” (iii) all of our directors and executive officers as a group, and (iv) any person we know to be the beneficial owner of more than five percent of any class of our voting securities. Beneficial ownership means sole or shared voting power or investment power with respect to a security. We have been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.

		Amount and Nature		Aggregate
		of Beneficial		Voting
Class of Stock	Name of Beneficial Owner(1)	Ownership	% of Class	Power (%)

Class A Common Stock	NBC Universal, Inc.(2), (3)	—
	Citadel Investment Group, L.L.C.(3)	—
	Lowell W. Paxson(4)	15,455,062	23.7%	9.7%
	The Goldman Sachs Group, Inc.(5)	4,509,196	6.9%	2.8%
	Directors:
	Henry J. Brandon(6)	154,333	*	*
	W. Lawrence Patrick(6)	154,333	*	*
	Raymond S. Rajewski(6)	154,333	*	*
	R. Brandon Burgess(7)	—
	Frederick M.R. Smith(6)	66,555	*	*
	William A. Roskin(6)	61,167	*	*
	Lucille S. Salhany(6)	61,167	*	*
	Certain Executive Officers:
	Stephen P. Appel(8)	208,793	*	*
	Richard Garcia(8)	177,111	*	*
	Adam K. Weinstein(8)	267,692	*	*
	Emma Cordoba(8)	80,709	*	*
	All directors, nominees and executive officers as a group (11 persons)(9)	1,231,860	1.9%	*
Class B Common Stock	Lowell W. Paxson	8,311,639	100%	52.3%

*	Less than 1%

(1)	Unless otherwise specified in the footnotes to this table, the address of each person in this table is c/o ION Media Networks, Inc., 601 Clearwater Park Road, West Palm Beach, Florida 33401-6233.

(2)	Does not include 303,035,000 shares of Class A common stock issuable upon conversion of shares of Series B preferred stock held by NBC Palm Beach Investment I, Inc., such holder is a subsidiary of NBC Universal, Inc. (f/k/a National Broadcasting Company, Inc.) (“NBCU”), the address of which is 30 Rockefeller Plaza, New York, New York 10112, and NBCU and its parent entity, General Electric Company, Inc., and each disclaims beneficial ownership of such securities.

(3)	Does not include 15,455,062 shares of Class A common stock and 8,311,639 shares of Class B common stock beneficially owned by Mr. Paxson that affiliates of NBCU have the right to acquire, which affiliates have agreed to transfer such right to an affiliate of Citadel Investment Group, L.L.C. (“Citadel”). The holders’ rights to acquire these securities and Citadel’s right to acquire such holders’ rights are subject to material conditions, including compliance with the rules of the FCC, and according to information contained in an amendment to Schedule 13D filed with the Securities and Exchange Commission, dated February 22, 2007, are not presently exercisable. The address of Citadel is 131 Dearborn Street, 32nd Floor, Chicago, Illinois 60603, and Citadel disclaims beneficial ownership of such securities.

(4)	Does not include 8,311,639 shares of Class B Common Stock, each share of which is convertible into one share of Class A common stock. Mr. Paxson is the beneficial owner of all reported shares, other than 100 shares of Class A common stock, through his control of Second Crystal Diamond, Limited Partnership and Paxson Enterprises, Inc.

(5)	According to a Schedule 13G filed with the Commission on February 12, 2007 and dated as of December 31, 2006, the address of The Goldman Sachs Group, Inc. is 85 Broad Street, New York, New York 10004.

(6)	Includes, with respect to Mr. Brandon, 32,000 shares subject to vesting in equal annual installments of 16,000 shares over a two year period commencing on October 2, 2006 and 46,555 shares which vest on January 1, 2008; with respect to Mr. Patrick, 48,000 shares subject to vesting in equal annual installments of 16,000 shares over a three year period commencing March 17, 2007 and 46,555 shares which vest on January 1, 2008; with respect to Mr. Rajewski, 64,000 shares subject to vesting in equal annual installments of 16,000 shares over a four year period commencing June 10, 2006 and 46,555 shares which vest on January 1, 2008; with respect to Ms. Salhany, 14,612 shares which vest on June 23, 2007 and 46,555 shares which vest on January 1, 2008; with respect to Mr. Smith, 20,000 shares which vest on April 14, 2007 and 46,555 shares which vest on January 1, 2008; and with respect to Mr. Roskin, 14,612 shares which vest on June 23, 2007 and 46,555 shares which vest on January 1, 2008. The holders possess voting power with respect to these shares. These shares will vest immediately upon the occurrence of certain events, including a change of control of our company.

(7)	Does not include (i) 8,000,000 restricted stock units, each representing the contingent right to receive one share of our Class A common stock, vesting in four equal installments 18, 24, 36 and 48 months after the November 7, 2005 grant date, subject to termination and acceleration of vesting under specified circumstances and to Mr. Burgess’s continued employment with us; or (ii) 16,000,000 shares of our Class A common stock issuable upon the exercise of options that are not presently exercisable.

(8)	Includes shares which may be acquired within 60 days through the exercise of stock options granted under our Stock Incentive Plans as follows: Mr. Appel — 10,000; Mr. Garcia — 6,667; Mr. Weinstein — 3,333; and Ms. Cordoba — 2,667.

(9)	Includes the shares described in notes 6 and 8 above.

All unvested options and unvested shares of Class A common stock held by our Named Executive Officers, including the unvested shares acquired in connection with the April 2005 stock option amendment, vested on November 7, 2005, in connection with our transactions with NBCU, which constituted an early vesting event under the terms on which the related awards were granted.

The following table summarizes the shares of Class A common stock authorized for issuance under our stock-based compensation plans as of December 31, 2006.

				Number of Securities
				Remaining Available for
	Number of Securities		Weighted Average	Future Issuance Under
	to be Issued Upon		Exercise Price of	Equity Compensation Plans
	Exercise of Outstanding		Outstanding Options	(Excluding Securities
	Options and Rights		and Rights	in First Column)

Equity Compensation plans approved by security holders	25,571,414	(1)	$0.56	27,714,443
Equity Compensation plans not approved by security holders	22,500		$7.25	0

Total	25,593,914			27,714,443

(1)	Includes an aggregate of 25,000,000 shares that may be issued in connection with the November 7, 2005 awards to Mr. Burgess and Mr. Goodman, consisting of 8,333,333 restricted stock units, 333,333 of which have a purchase price of $.01 per share and 8,000,000 of which do not have a purchase price, and options to purchase 16,666,667 shares, 8,333,334 of which have an exercise price of $0.42 per share and 8,333,333 of which have an exercise price of $1.25 per share.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Lowell W. Paxson.  On November 6, 2005, Mr. Paxson resigned as our Chairman of the Board and a director. Effective November 7, 2005, Mr. Paxson resigned as our Chief Executive Officer, and we entered into a consulting and noncompetition agreement with Mr. Paxson and NBCU, pursuant to which Mr. Paxson has agreed, for a period commencing on November 7, 2005 and continuing until five years after the later of the closing of the exercise of NBCU’s call right to acquire Mr. Paxson’s Class A and Class B common stock or the closing of our purchase of Mr. Paxson’s shares if NBCU does not exercise its call right, to provide certain consulting services to us and refrain from engaging in certain activities in competition with us. We paid Mr. Paxson $0.25 million on signing in respect of the first year’s consulting services, $0.75 million on May 8, 2006 in respect of Mr. Paxson’s agreement to refrain from engaging in certain competitive activities, $1.0 million on November 7, 2006 allocated between consulting services and the noncompete agreement in the same ratio, and are obligated to pay Mr. Paxson three additional annual payments of $1.0 million each on the next three anniversaries of November 7, which are to be allocated between consulting services and the noncompete agreement in the same ratio. Mr. Paxson will cease to be entitled to the payments in respect of consulting services upon his death, but his legal successors will be entitled to receive all other payments for the balance of the term of the agreement. If the closing of NBCU’s call right occurs (whether by NBCU or its transferee), NBCU will be obligated to assume the balance of the payments remaining to be made to Mr. Paxson under the agreement, and to reimburse us for all payments we made to Mr. Paxson pursuant to the agreement. Our obligation to pay premiums on a split dollar life insurance policy owned by a trust established by Mr. Paxson for the benefit of his family members was terminated.

We entered into an agreement with Paxson Management Corporation, an affiliate of Mr. Paxson (“PMC”), effective as of November 7, 2005, under which PMC has agreed to perform certain services and to assume sole responsibility for certain management functions with respect to our broadcast television station subsidiaries and we have granted PMC the right to vote (subject to certain limitations) the outstanding voting stock of these subsidiaries. The effect of this arrangement was to facilitate the transactions with NBCU by maintaining Mr. Paxson as the sole attributable holder of the FCC licenses of our television stations. This agreement continues for a term expiring on the earlier of the consummation of the transfer of control of our television station subsidiaries in connection with (i) the closing of the exercise of NBCU’s call right, (ii) the closing of our purchase of Mr. Paxson’s shares if the NBCU call right is not exercised, or (iii) the termination of our obligation to purchase Mr. Paxson’s shares if the NBCU call right is not exercised.

Under this agreement, we are obligated to make available to PMC the services of our employees on an as-needed basis for the purpose of assisting PMC in performing the management services it is required to perform; to provide Mr. Paxson with access to the physical facilities of our television stations and with office space at our offices; to pay PMC such amounts as are required to pay the operating costs of our television stations; to reimburse PMC for reasonable and necessary expenses incurred in performing services under the agreement; and to pay PMC a management fee at the annual rate of $968,000 through December 31, 2005, increasing by 10% per year thereafter ($1,064,800 for 2006 and $1,171,280 for 2007). We are required to use our commercially reasonable efforts to permit Mr. Paxson and any other employees of PMC to participate in all employee welfare benefit plans maintained or sponsored by us for our employees generally, or to assist PMC in obtaining comparable coverage at comparable costs.

Dean M. Goodman.  Effective October 17, 2006, Dean M. Goodman entered into a separation agreement with us pursuant to which Mr. Goodman resigned his positions as our President, Chief Operating Officer and a member of the Board of Directors. In connection with his resignation, Mr. Goodman received a lump sum payment of $3,000,000. In addition, we agreed to provide the following: (i) continued provision of health benefits for Mr. Goodman and his covered dependents for a period of two years (valued at approximately $21,100) or, if earlier, the date on which Mr. Goodman commences new employment with an employer that provides health insurance benefits to its senior executives generally; (ii) the assignment to Mr. Goodman of the life insurance policy owned by us insuring the life of Mr. Goodman; and (iii) the accelerated vesting of 1,333,333 restricted stock units and options to purchase 666,667 shares of our Class A common stock. We also agreed to terminate Mr. Goodman’s supplemental executive retirement plan and paid Mr. Goodman the balance of his vested benefits thereunder of approximately $375,000 in January 2007. Mr. Goodman is prohibited from engaging in certain lobbying, legislative and other activities until December 31, 2009. The separation agreement also provides for mutual releases by us and Mr. Goodman of all claims either party may have against the other.

The Christian Network, Inc.  We have entered into several agreements with The Christian Network, Inc. or CNI. CNI is a section 501(c)(3) not-for-profit corporation to which Mr. Paxson has been a substantial contributor and of which he was a member of the Board of Stewards through 1993.

We entered into an agreement with CNI in May 1994 (the “CNI Tax Agreement”) under which we agreed that, if the tax exempt status of CNI were jeopardized by virtue of its relationship with us, we would take certain actions to ensure that CNI’s tax exempt status would no longer be so jeopardized. These steps could include rescission of one or more transactions or additional payments by us. On November 16, 2005, we and CNI agreed to terminate this agreement. As part of the termination agreement, we agreed to broadcast a ten second spot advertisement promoting CNI’s internet website four times per day for three months. We have completed our obligation to air these spot advertisements.

In September 2004, we purchased from CNI for $1.65 million a television production and distribution facility located in Clearwater, Florida. Mr. Paxson had personally guaranteed the mortgage debt incurred by CNI in 1994 in connection with its acquisition of this facility. This debt was repaid from the proceeds of our acquisition of the facility. We utilize this facility primarily as our network operations center from which we originate our network television signal. Prior to purchasing this facility, we leased it from CNI for a term expiring on June 30, 2008 at a rent rate of $16,700 per month. During the years ended December 31, 2004 and December 31, 2003, we incurred rental charges of $147,000 and $212,000 respectively, in connection with this lease.

In June 2005, we entered into an agreement with CNI, amending the Master Agreement between us and CNI. Under the Master Agreement, we provided CNI with the right to broadcast its programming on our analog television stations during the hours of 1:00 a.m. to 6:00 a.m. and to use a portion of the digital broadcasting capacity of our television stations in exchange for CNI’s providing public interest programming. CNI also has the right to require those of our television stations that have commenced broadcasting multiple digital programming streams (“digital multicasting”) to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital programming streams (a “digital channel”). The Master Agreement has a term of 50 years and is automatically renewable for successive ten year periods.

Pursuant to the June 2005 amendment, effective July 1, 2005, CNI relinquished its right to require us to broadcast its programming during the overnight hours on the analog signal of each of our stations, and accelerated the exercise of its right under the Master Agreement to require those of our television stations that have commenced digital multicasting (currently 52 of our 60 owned and operated television stations) to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital channels. CNI retains its existing right to require those of our stations that have not yet commenced digital multicasting (an additional 8 stations) to carry CNI’s programming up to 24 hours per day, seven days per week on one of the station’s digital channels promptly following the date each such station commences digital multicasting. As consideration for the June 2005 amendment, we agreed to pay CNI an aggregate of $3.25 million, $2.0 million of which was paid during 2005, and the balance of which was paid on various dates during 2006. As of July 1, 2005, we ceased carrying CNI’s programming during the overnight hours on the analog signal of each of our stations, and commenced airing long form paid programming during these hours.

We have also entered into a letter agreement, dated June 13, 2005 (the “Services Agreement”), with CNI pursuant to which we have agreed to provide satellite up-link and related services to CNI with respect to CNI’s digital television programming, and CNI has agreed to pay us a monthly fee of $19,432 (subject to increase if CNI elects to provide its programming to us in the form of tapes rather than a digital feed) for such services. We have the right to adjust the foregoing fee on an annual basis effective as of January 1 of each year during the term, commencing January 1, 2006, such that the fee is increased to an amount which proportionately reflects increases in our direct cost of providing the services plus an administrative charge of 10% of such direct costs. The term of the Services Agreement commenced July 1, 2005 and terminates December 31, 2010. CNI has the right to terminate the Services Agreement at any time upon the provision of 30 days’ prior written notice to us.

Stephen P. Appel.  On March 7, 2001, we extended a $25,000 loan to Stephen P. Appel, our President of Sales & Marketing, the full amount of which remains outstanding. The principal amount of the loan is due and payable on the date that Mr. Appel’s employment is terminated for any reason. No interest accrues on the outstanding principal balance while Mr. Appel remains employed by us. After the termination of Mr. Appel’s employment, interest on the outstanding principal balance shall accrue at the highest lawful rate or nine percent per annum, whichever is less, until the loan is paid in full.

Item 14.	Principal Accountant Fees and Services

On May 25, 2005, Ernst & Young LLP (“E&Y”), our independent registered public accounting firm for the fiscal year ended December 31, 2004, resigned as our independent registered public accounting firm. E&Y audited our consolidated financial statements for the fiscal years ended December 31, 2003 and December 31, 2004. On July 1, 2005, the Audit Committee of our Board of Directors engaged Rachlin Cohen & Holtz, LLP (“RCH”) to serve as our independent registered certified public accountants with respect to the fiscal year ending December 31, 2005. At our annual meeting of stockholders held in June 2006, our stockholders ratified the appointment of RCH as our independent registered certified public accountants for 2006.

Compensation of Independent Registered Certified Public Accountants

Audit Fees.  The aggregate fees billed to us by RCH for its services in connection with the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2006, and its review of the quarterly financial statements included in our reports on Form 10-Q filed during the 2006 fiscal year were $691,369. The aggregate fees billed to us by RCH for its services in connection with the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2005, and its review of the quarterly financial statements included in our reports on Form 10-Q filed during the 2005 fiscal year were $940,926. Audit fees for 2005 include fees for Sarbanes-Oxley Act Section 404 attestation services.

Audit-Related Fees.  Audit-related fees billed to us during the year ended December 31, 2006 and the year ended December 31, 2005 were $0 and $0 for RCH and $7,000 and $155,432 for E&Y, respectively. The 2005 audit-related fees were in connection with E&Y’s review of our March 31, 2005 quarterly financial statements included in our report on Form 10-Q filed during the 2005 fiscal year.

Tax Fees.  Fees billed to us during the year ended December 31, 2006 and the year ended December 31, 2005 for tax related services involving preparation of federal and state tax returns, review of tax returns prepared by us and related tax advice, exclusive of tax services rendered in connection with the audit, totaled $0 and $0 for RCH and $140,436 and $189,500 for E&Y, respectively.

All Other Fees.  All other fees billed to us during the year ended December 31, 2006 and the year ended December 31, 2005 totaled $0 and $98,180 for RCH and $372,426 and $504,141 for E&Y, respectively. Other fees consist primarily of services in connection with our December 2005 debt offering and, in the case of E&Y, tax consulting matters.

The charter of the Audit Committee provides that the Committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for us by the independent accountants, subject to the requirements of applicable law. In accordance with the charter, the Committee has delegated the authority to grant such pre-approvals to the Committee chair, which approvals are then reviewed by the full Committee at its next regular meeting. Typically, however, the Committee itself reviews the matters to be approved. The procedures for pre-approving all audit and non-audit services provided by the independent accountants include the Committee reviewing a budget for audit services, audit-related services, tax services and other services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted. Committee approval would be required to exceed the budgeted amount for a particular category of services or to engage the independent accountants for any services not included in the budget. The Committee periodically monitors the services rendered by and actual fees paid to the independent accountants to ensure that such services are within the parameters approved by the Committee.

During 2006 and 2005, all of RCH’s services described in “Audit-Related Fees” and “All Other Fees” were approved by the Audit Committee in accordance with our formal policy on auditor independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of the report:

1. The financial statements filed as part of this report are listed separately in the Index to Consolidated Financial Statements and Financial Statement Schedule on page 78 of this report.

2. The Financial Statement Schedule filed as part of this report is listed separately in the Index to Consolidated Financial Statements and Financial Statement Schedule on page 78 of this report.

3. For Exhibits see Item 15(b), below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibits Nos. 10.27, 10.157, 10.208.4, 10.225, 10.228, 10.231, 10.231.1, 10.231.2, 10.231.3, 10.232, 10.232.1, 10.233, 10.235, 10.236, 10.238, 10.243, 10.243.1, 10.243.2, 10.247, 10.248 and 10.249 of Item 15(b) below.

(b) List of Exhibits:

Exhibit
Number			Description of Exhibits

3	.1.1	—	Certificate of Incorporation of the Company (22)
3	.1.6	—	Certificate of Designation of the Company’s 9 3/4% Series A Convertible Preferred Stock (4)
3	.1.7	—	Certificate of Designation of the Company’s 14 1/4% Cumulative Junior Exchangeable Preferred Stock (4)
3	.1.8	—	Second Amended and Restated Certificate of Designation of the Company’s 11% Series B Convertible Exchangeable Preferred Stock, filed March 7, 2006 with the State of Delaware (20)
3	.1.9	—	Certificate of Amendment to the Certificate of Incorporation of the Company (6)
3.2		—	Amended and Restated Bylaws of the Company (effective November 1, 2006) (25)
4.4		—	Amended and Restated Investment Agreement, dated as of November 7, 2005, by and between the Company and NBC Universal, Inc. (15)
4	.4.1	—	Amended and Restated Stockholder Agreement, dated as of November 7, 2005, among the Company, NBC Universal, Inc., Lowell W. Paxson, Second Crystal Diamond Limited Partnership and Paxson Enterprises, Inc. (15)
4	.4.2	—	Master Transaction Agreement, dated as of November 7, 2005, among the Company, NBC Universal, Inc., certain subsidiaries of NBC Universal, Inc., the Paxson Stockholders and Paxson Management Corporation (15)
4	.4.3	—	Form of Indenture with respect to the Company’s 8% Exchange Debentures due 2009 (15)
4	.4.4	—	Registration Rights Agreement, dated September 15, 1999, between the Company and National Broadcasting Company, Inc. (15)
4	.4.5	—	Registration Rights Agreement Letter Amendment, dated November 7, 2005, between the Company and NBC Universal, Inc. (15)
4.6		—	Indenture, dated as of June 10, 1998, by and between the Company, the Guarantors named therein and the Bank of New York, as Trustee, with respect to the 13 1/4% Exchange Debentures due 2006 (4)
4.7		—	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (17)
4	.7.1	—	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (21)

Exhibit
Number			Description of Exhibits

4.8		—	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (17)
4	.8.1	—	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (21)
4.9		—	Term Loan Agreement, dated December 30, 2005, among the Company, the subsidiary guarantors named therein, the Lenders named therein, Citicorp North America, Inc., as administrative agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Goldman Sachs Credit Partners L.P., and CIBC World Markets Corp., as joint bookrunners (17)
4	.9.1	—	First Amendment to Term Loan Agreement, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and Citicorp North America, Inc., as Administrative Agent (21)
4.10		—	Pledge and Security Agreement, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, The Bank of New York Trust Company, NA, as collateral agent for the Secured Parties, as First Priority Trustee and as Second Priority Trustee, and Citicorp North America, Inc., as First Priority Administrative Agent (17)
10.27		—	Paxson Communications Corp. Profit Sharing Plan (1)
10.157		—	Paxson Communications Corporation 1996 Stock Incentive Plan (2)
10.186		—	Option Agreement, dated November 14, 1997, by and between the Company and Flinn Broadcasting Corporation for Television station WCCL-TV, New Orleans, Louisiana (3)
10.187		—	Option Agreement, dated November 14, 1997, by and between the Company and Flinn Broadcasting Corporation for Television station WFBI-TV, Memphis, Tennessee (3)
10	.208.4	—	Letter agreement setting forth terms of resignation of Lowell W. Paxson, dated November 7, 2005 (15)
10.225		—	Employment Agreement, dated as of November 7, 2005, between Dean M. Goodman and the Company (15)
10.228		—	Paxson Communications Corporation 1998 Stock Incentive Plan, as amended (6)
10.231		—	Amended and Restated Employment Agreement, by and between the Company and Richard Garcia, effective as of January 1, 2004 (8)
10	.231.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Richard Garcia (12)
10	.231.2	—	Amendment to Employment Agreement, dated March 15, 2005, between the Company and Richard Garcia (11)
10	.231.3	—	Amendment to Employment Agreement, dated January 23, 2006, between the Company and Richard Garcia (18)
10.232		—	Employment Agreement, dated as of January 1, 2004, as amended effective January 1, 2005, by and between the Company and Adam K. Weinstein (9)
10	.232.1	—	Amendment to Employment Agreement, dated February 9, 2005, between the Company and Adam K. Weinstein (12)
10.233		—	Form of Indemnification Agreement by and between the Company and members of the Board of Directors of the Company (10)
10	.234.1	—	Master Agreement for Overnight Programming, Use of Digital Capacity and Public Interest Programming, dated as of September 10, 1999, between the Company and The Christian Network, Inc. (14)
10	.234.2	—	First Amendment to Master Agreement, dated as of June 13, 2005, between the Company and The Christian Network, Inc. (13)
10	.234.3	—	Letter Agreement, dated June 13, 2005, between the Company and The Christian Network, Inc. (13)
10.235		—	Paxson Consulting and Noncompetition Agreement, dated as of November 7, 2005, among Lowell W. Paxson, the Company and NBC Universal, Inc. (15)

Exhibit
Number			Description of Exhibits

10.236		—	Employment Agreement, dated as of November 7. 2005, between R. Brandon Burgess and the Company (15)
10.237		—	Settlement Agreement, dated November 7, 2005, between the Company and NBC Universal, Inc. (15)
10.238		—	PMC Management and Proxy Agreement, dated as of November 7, 2005, among the Company, Paxson Management Corporation and, for certain limited purposes, Lowell W. Paxson (15)
10.239		—	Purchase Agreement, dated December 19, 2005, among the Company, each of the Company’s direct or indirect domestic subsidiaries parties thereto and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., CIBC World Markets Corp. and Goldman, Sachs & Co., as representatives of the initial purchasers (16)
10.240		—	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (incorporated by reference to Exhibit 4.7)
10.241		—	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.8)
10.242		—	Term Loan Agreement, dated December 30, 2005, among the Company, the subsidiary guarantors named therein, the Lenders named therein, Citicorp North America, Inc., as administrative agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Goldman Sachs Credit Partners L.P., and CIBC World Markets Corp., as joint bookrunners (incorporated by reference to Exhibit 4.9)
10.243		—	Employment Agreement, dated as of January 1, 2004, by and between the Company and Stephen P. Appel (21)
10	.243.1	—	Amendment to Employment Agreement, dated January 23, 2006, between the Company and Stephen P. Appel (21)
10	.243.2	—	Employment Agreement, dated December 6, 2006, between the Company and Stephen P. Appel (26)
10.244		—	Company Stock Purchase Agreement, dated as of November 7, 2005, among Lowell W. Paxson, Second Crystal Diamond Limited Partnership, Paxson Enterprises, Inc. and the Company (15)
10.245		—	ISDA Master Agreement, dated as of February 22, 2006, among the Company, each of its subsidiaries listed in Annex A to the schedule thereto, and UBS AG, as supplemented and amended by the Schedule and the Confirmations thereto, each dated as of February 22, 2006 (19)
10.246		—	ISDA Master Agreement, dated as of February 22, 2006, among the Company, each of its subsidiaries listed in Annex A to the schedule thereto, and Goldman Sachs Capital Markets, L.P., as supplemented and amended by the Schedule and the Confirmations thereto, each dated as of February 22, 2006 (19)
10.247		—	Separation Agreement and General Release, dated October 17, 2006, between the Company and Dean M. Goodman (24)
10.248		—	ION Media Networks, Inc. 2006 Stock Incentive Plan (23)
10.249		—	Employment Agreement, dated as of January 1, 2004, as amended January 9, 2005 and April 5, 2005, by and between the Company and Emma Cordoba
14.1		—	Code of Ethics and Business Conduct (7)
21		—	Subsidiaries of the Company
23.1		—	Consent of Rachlin Cohen & Holtz, LLP
23.2		—	Consent of Ernst & Young LLP
31.1		—	Certification by the Chief Executive Officer of ION Media Networks, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended
31.2		—	Certification by the Chief Financial Officer of ION Media Networks, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

Exhibit
Number		Description of Exhibits

32.1	—	Certification by the Chief Executive Officer of ION Media Networks, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification by the Chief Financial Officer of ION Media Networks, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Registration Statement on Form S-4, filed September 26, 1994, Registration No. 33-84416, and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-8, filed January 22, 1997, Registration No. 333-20163, and incorporated herein by reference.

(3)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 1997 (Commission File No. 1-13452), and incorporated herein by reference.

(4)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(5)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on September 24, 1999 (Commission File No. 1-13452), and incorporated herein by reference.

(6)	Filed with the Company’s Quarterly Report on Form 10-Q, dated March 31, 2003, and incorporated herein by reference.

(7)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2003, and incorporated herein by reference.

(8)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2004, and incorporated herein by reference.

(9)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005, and incorporated herein by reference.

(10)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on February 28, 2005, and incorporated herein by reference.

(11)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 18, 2005, and incorporated herein by reference.

(12)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2004, and incorporated herein by reference.

(13)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 17, 2005, and incorporated herein by reference.

(14)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2005, and incorporated herein by reference.

(15)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 7, 2005, and incorporated herein by reference.

(16)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 21, 2005, and incorporated herein by reference.

(17)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 6, 2006, and incorporated herein by reference.

(18)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006, and incorporated herein by reference.

(19)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference.

(20)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 16, 2006, and incorporated herein by reference.

(21)	Filed with the Company’s Annual Report on Form 10-K, dated December 31, 2005, and incorporated herein by reference.

(22)	Filed with the Company’s Quarterly Report on Form 10-Q, dated June 30, 2006, and incorporated herein by reference.

(23)	Filed with the Company’s Registration Statement on Form S-8, filed on August 18, 2006, Registration No. 333-136717, and incorporated herein by reference.

(24)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on October 23, 2006, and incorporated herein by reference. Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(25)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 7, 2006, and incorporated herein by reference.

(26)	Filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 11, 2006, and incorporated herein by reference.

(c) The financial statement schedule filed as part of this report is listed separately in the Index to Financial Statements beginning on page 78 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ION MEDIA NETWORKS, INC.

By:	/s/ R. BRANDON BURGESS
R. Brandon Burgess
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ R. BRANDON BURGESS R. Brandon Burgess	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2007

/s/ W. LAWRENCE PATRICK W. Lawrence Patrick	Chairman of the Board of Directors	March 30, 2007

/s/ RICHARD GARCIA Richard Garcia	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2007

/s/ CURTIS L. BRANDON Curtis L. Brandon	Vice President — Controller (Principal Accounting Officer)	March 30, 2007

/s/ HENRY J. BRANDON, III Henry J. Brandon, III	Director	March 30, 2007

/s/ RAYMOND S. RAJEWSKI Raymond S. Rajewski	Director	March 30, 2007

/s/ FREDERICK M. R. SMITH Frederick M. R. Smith	Director	March 30, 2007

/s/ WILLIAM A. ROSKIN William A. Roskin	Director	March 30, 2007

/s/ LUCILLE S. SALHANY Lucille S. Salhany	Director	March 30, 2007

ION MEDIA NETWORKS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ION Media Networks, Inc.

We have audited the accompanying consolidated balance sheets of ION Media Networks, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2006. Our audit also includes the financial statement schedule listed in the index at item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2006. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ION Media Networks, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As further discussed in Note 1, the Company did not redeem the 14.25% Junior Exchangeable Preferred Stock and the 9.75% Convertible Preferred Stock by their required redemption dates of November 15, 2006 and December 31, 2006, respectively, representing a total obligation of approximately $791 million as of December 31, 2006.

RACHLIN COHEN & HOLTZ LLP

West Palm Beach, Florida
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ION Media Networks, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows of ION Media Networks, Inc. (formerly Paxson Communications Corporation) for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ION Media Networks, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 29, 2005

ION MEDIA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$58,601	$90,893
Accounts receivable, net of allowance for doubtful accounts of $271 and $397, respectively	13,533	17,510
Program rights	3,573	18,630
Amounts due from Crown Media	—	1,655
Prepaid expenses and other current assets	5,159	3,685

Total current assets	80,866	132,373
Property and equipment, net	76,768	93,080
Intangible assets:
FCC license intangible assets	844,150	845,592
Other intangible assets, net	24,944	36,099
Program rights, net of current portion	—	7,486
Other assets, net	30,259	31,626

Total assets	$1,056,987	$1,146,256

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, CONTINGENT COMMON STOCK AND STOCK OPTION PURCHASE OBLIGATIONS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$27,201	$50,353
Accrued interest	24,604	6,321
Current portion of accrued restructuring charges	869	14,807
Obligations for program rights	3,991	3,398
Mandatorily redeemable preferred stock	620,020	540,916
Deferred revenue	10,274	10,616
Current portion of notes payable	75	70

Total current liabilities	687,034	626,481
Accrued restructuring charges, net of current portion	—	7,240
Deferred revenue, net of current portion	9,832	12,231
Deferred income taxes	196,843	177,200
Term loans and notes payable, net of current portion	1,123,272	1,122,213
Other long-term liabilities	22,561	15,055

Total liabilities	2,039,542	1,960,420

Mandatorily redeemable and convertible preferred stock	860,406	777,521

Contingent Class B common stock and stock option purchase obligations	6,910	2,410

Commitments and contingencies (See Notes to Consolidated Financial Statements)
Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 505,000,000 and 215,000,000 shares authorized, 65,040,728 and 64,910,506 shares issued and outstanding	65	65
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 317,000,000 and 77,500,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	612,276	617,873
Deferred stock-based compensation	—	(11,486)
Accumulated deficit	(2,457,184)	(2,200,555)
Accumulated other comprehensive loss	(5,036)	—

Total stockholders’ deficit	(1,849,871)	(1,594,095)

Total liabilities, mandatorily redeemable and convertible preferred stock, contingent common stock and stock option purchase obligations and stockholders’ deficit	$1,056,987	$1,146,256

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands except share and per share data)

NET REVENUES (net of agency commissions)	$228,896	$254,176	$276,630

EXPENSES:
Programming and broadcast operations (excluding depreciation and amortization shown separately below and including stock-based compensation of $119, $1,029 and $1,012, respectively)	53,725	56,899	57,484
Program rights amortization (including adjustments of programming assets to net realizable value of $3,170, $- and $4,645, respectively)	32,083	61,091	58,261
Selling, general and administrative (excluding depreciation and amortization shown separately below and including stock-based compensation of $10,270, $8,559 and $7,489, respectively)	70,254	98,144	130,015
Depreciation and amortization	36,332	38,793	43,664
Insurance recoveries	—	(15,652)	—
Time brokerage fees	4,580	4,580	4,466
Restructuring (credits) charges, including stock-based compensation of $1,120 in 2005	(7,032)	30,906	(5)

Total operating expenses	189,942	274,761	293,885
(Loss) gain on sale or disposal of broadcast and other assets, net	(1,694)	(1,565)	4,836

Operating income (loss)	37,260	(22,150)	(12,419)
OTHER INCOME (EXPENSE):
Interest expense	(112,755)	(110,716)	(94,192)
Dividends on mandatorily redeemable preferred stock	(79,104)	(69,561)	(60,616)
Loss on extinguishment of debt	—	(54,127)	(6,286)
Equity in loss of unconsolidated investment	(1,774)	—	—
Interest income	3,086	2,761	2,811
Other (expense) income, net	(1,010)	3,627	1,481

Loss before income taxes	(154,297)	(250,166)	(169,221)
Income tax (provision) benefit	(19,422)	14,657	(18,751)

Net loss before minority interest	(173,719)	(235,509)	(187,972)
Minority interest	(25)	(161)	—

Net loss	(173,744)	(235,670)	(187,972)
Dividends and accretion on redeemable and convertible preferred stock	(82,885)	(39,361)	(57,763)

Net loss attributable to common stockholders	$(256,629)	$(275,031)	$(245,735)

Basic and diluted loss per common share	$(3.53)	$(3.94)	$(3.61)

Weighted average shares outstanding	72,772,037	69,747,411	68,139,205

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Common
			Stock		Deferred		Accumulated
			Warrants	Additional	Stock-		Other	Total
	Common Stock		and Call	Paid-In	Based	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Class A	Class B	Option	Capital	Compensation	Deficit	Loss	Deficit	Loss
	(In thousands)

Balance at January 1, 2004	$63	$8	$66,663	$540,377	$(17,167)	$(1,679,789)	$—	$(1,089,845)
Net loss						(187,972)		(187,972)
Deferred stock option compensation				1,756	(1,756)			—
Stock-based compensation					8,236			8,236
Stock options exercised	1			2				3
Restricted stock exchanged for options	(3)			3				—
Dividends and accretion on redeemable and convertible preferred stock						(57,763)		(57,763)

Balance at December 31, 2004	61	8	66,663	542,138	(10,687)	(1,925,524)	—	(1,327,341)
Net loss						(235,670)		(235,670)
Deferred stock option compensation				11,465	(11,465)			—
Stock-based compensation					10,666			10,666
Stock options exercised for unvested shares	2			(11)				(9)
Stock options exercised	2			28				30
Cancellation of common stock warrants			(66,663)	66,663				—
Contingent common stock purchase obligation				(2,410)				(2,410)
Dividends and accretion on redeemable and convertible preferred stock						(39,361)		(39,361)

Balance at December 31, 2005	65	8	—	617,873	(11,486)	(2,200,555)	—	(1,594,095)
Stock-based compensation	—			10,389				10,389
Adoption of SFAS No. 123R				(11,486)	11,486			—
Net loss	—					(173,744)		(173,744)	$(173,744)
Unrealized loss on interest rate swap							(5,036)	(5,036)	(5,036)

Dividends and accretion on redeemable									$(178,780)

and convertible preferred stock						(82,885)		(82,885)
Contingent stock option purchase obligation				(4,500)				(4,500)

Balance at December 31, 2006	$65	$8	$—	$612,276	$—	$(2,457,184)	$(5,036)	$(1,849,871)

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(173,744)	$(235,670)	$(187,972)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	36,332	38,793	43,664
Stock-based compensation	10,389	9,588	8,501
Loss on extinguishment of debt	—	54,127	6,286
Non-cash restructuring charges	723	1,823	(5)
Program rights amortization	32,083	61,091	58,261
Payments for cable distribution rights	—	(368)	(123)
Non-cash barter revenue	(98)	54	(129)
Program rights payments and deposits	(8,892)	(45,568)	(67,682)
Obligations to CBS	(7,418)	(18,389)	(18,861)
Provision for doubtful accounts	(26)	(27)	155
Deferred income tax (benefit) provision	19,643	(17,506)	19,425
Reserve on stock subscription notes receivable	—	—	(407)
Loss (gain) on sale or disposal of broadcast and other assets, net	1,694	1,565	(4,836)
Equity in loss of unconsolidated investment	1,774	—	—
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	79,104	69,561	60,616
Amortization of debt discount	1,139	55,227	49,172
Gain on modification of program rights obligations	—	(864)	(1,481)
(Increase) decrease in operating assets:
Accounts receivable	4,092	7,445	(1,834)
Amounts due from Crown Media	1,655	9,885	13,883
Prepaid expenses and other current assets	(1,474)	(640)	975
Other assets	3,993	3,789	6,514
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(7,667)	(5,535)	4,963
Accrued restructuring charges	(21,901)	21,344	—
Deferred revenue	(2,741)	3,074	—
Accrued interest	18,283	(9,752)	1,198

Net cash (used in) provided by operating activities	(13,057)	3,047	(9,717)

Cash flows from investing activities:
Decrease in short-term investments	—	5,993	6,955
Refund of (deposits for) programming letters of credit	—	24,603	(24,603)
Purchases of property and equipment	(13,089)	(15,336)	(15,845)
Additions to intangible assets	(2,802)	(4,122)	—
Investment in joint venture	(2,400)	—	—
Proceeds from sale of broadcast assets	—	—	9,988
Proceeds from sale of property and equipment	622	70	28
Other	—	(2,410)	(170)

Net cash (used in) provided by investing activities	(17,669)	8,798	(23,647)

Cash flows from financing activities:
Borrowings of long-term debt	—	1,121,900	365,000
Proceeds from the issuance of preferred stock	—	2,500	—
Repayments of long-term debt	(74)	(1,102,988)	(335,687)
Payments of loan origination costs	(1,500)	(19,327)	(11,441)
Payments of employee withholding taxes on exercises of stock options, net	—	(8)	—
Expenses related to preferred stock restructuring	—	(5,085)	—
Proceeds from exercise of common stock options, net	8	9	3
Repayment of stock subscription notes receivable	—	—	413

Net cash (used in) provided by financing activities	(1,566)	(2,999)	18,288

(Decrease) increase in cash and cash equivalents	(32,292)	8,846	(15,076)
Cash and cash equivalents, beginning of year	90,893	82,047	97,123

Cash and cash equivalents, end of year	$58,601	$90,893	$82,047

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s business operations presently do not provide sufficient cash flow to support its debt service and to pay cash dividends on or meet the redemption requirements of its preferred stock. The Company continues to consider strategic alternatives that may arise, which may include finding a third party to acquire the Company through a merger or other business combination or through a purchase of the Company’s equity securities, finding a strategic partner who would provide the financial resources to enable the Company to redeem, restructure or refinance the Company’s debt and preferred stock, or the sale of all or part of the Company’s assets, while endeavoring to improve its core business operations and increase its cash flow (see Note 19).

The Company’s primary capital requirements are to fund debt service payments, capital expenditures for its television properties and programming rights payments. The Company’s primary source of liquidity is its cash on hand. As of December 31, 2006, the Company had $58.6 million in cash and cash equivalents and had working capital, exclusive of preferred stock that was required to be redeemed in the fourth quarter of 2006 (see Note 5), of approximately $13.9 million. The Company believes that its cash on hand, cash it expects to generate from future operations and its ability to service a portion of its debt through in-kind payments in lieu of cash (see Note 4) will provide the liquidity necessary to meet its obligations and financial commitments through the next twelve months, excluding the redemption of its preferred stock that was required during the fourth quarter of 2006. If the Company’s financial results are not as anticipated, it may be required to seek to sell certain assets, raise funds through the offering of additional debt and equity securities or refinance or restructure the terms of its debt in order to meet its liquidity needs, including for the purchase of the television stations discussed below. The Company can provide no assurance that it would be successful in selling assets, raising additional funds or otherwise completing any type of refinancing or restructuring transaction.

The Company has options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owner of these stations has the right to require the Company to purchase these stations at any time after January 1, 2007 through December 31, 2008, at the same price. If the Company were to purchase these stations, and the Company’s financial circumstances required it to seek to resell the stations, there can be no assurance that it would be able to resell the stations for an amount at least equal to its purchase price or that the terms of any resale transaction would permit the Company to continue operating these stations. On January 19, 2007, the owner of the station serving the New Orleans market exercised its right to require the Company to purchase this station at a purchase price of $18 million (see Note 19).

The Company was required to redeem its Cumulative Junior Exchangeable Preferred Stock (the “14 1/4% Junior Exchangeable preferred stock”) and 9 3/4% Series A Convertible Preferred Stock (“Convertible Preferred Stock”) for cash by November 15, 2006 and December 31, 2006, at redemption prices of $609.9 million and $171.0 million, respectively. The Company was unable to redeem these securities at the required redemption dates and does not anticipate having sufficient financial resources to redeem these securities at any time in the foreseeable future. The terms of the Company’s outstanding debt limit the amount of these securities that it is permitted to redeem, and dividends continue to accrue on these securities based on their current aggregate liquidation preference. As their sole and exclusive remedy for the Company’s failure to redeem the preferred stock as required, the holders of each series have the right, each voting separately and as one class, to elect two additional members to the Company’s board of directors.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Paxson Management Corporation, a special purpose entity which was formed on November 7, 2005 and performs certain services and has sole responsibility for certain management functions with respect to the Company’s broadcast television station subsidiaries (see Note 3) and is being consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). All significant inter-company balances and transactions have been eliminated in consolidation. Where appropriate, certain amounts for 2004 and 2005 have been reclassified to conform to the 2006 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and are stated at cost.

Accounts Receivable

The Company carries accounts receivable at the amount it believes to be collectible. Accordingly, the Company provides allowances for accounts receivable it believes to be uncollectible based on management’s best estimates. In determining the allowance for doubtful accounts receivable, the Company analyzes its historical bad debt experience, the credit worthiness of its customers and the aging of its accounts receivable. If the allowance for doubtful accounts were to increase by 10%, it would have resulted in additional expense of approximately $27,000 and $40,000 for the years ended December 31, 2006 and 2005 respectively. The amounts of accounts receivable that ultimately become uncollectible could vary significantly from the Company’s estimates.

Property and Equipment

Purchases of property and equipment, including additions, improvements and expenditures that significantly add to productivity or extend the economic lives of assets (see Note 7), are capitalized at cost and depreciated using the straight line method over their estimated useful lives as follows:

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

Indefinite-lived intangible Assets

The Company’s indefinite lived intangible assets are not amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their estimated useful lives. The Company believes that its Federal Communications Commission (“FCC”) license intangible assets have an indefinite life, and tests these assets for impairment by comparing their estimated fair value, based upon an independent appraisal, with their recorded amounts on an aggregate basis as a single unit of accounting as the Company operates its consolidated distribution platform as a single asset. The Company’s tests of its FCC license intangible assets for impairment did not require an impairment charge for the years ended December 31, 2006, 2005 and 2004.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program Rights

The Company’s programming has historically consisted of both originally developed programs and syndicated programs that had previously aired on other networks. Original programming generally has been amortized on a straight line or accelerated method over three to four years based on expected usage. At December 31, 2006, the Company did not have any unamortized program rights on its balance sheet pertaining to its original programs. For syndicated programs, the Company licenses the exclusive domestic distribution rights for a fixed cost over the license term. These program rights are carried at the lower of unamortized cost or estimated net realizable value, and are amortized over the term of the licensing agreement using the greater of the straight line per run or straight line over the license term method. The related liabilities are recorded at the contractual amounts when the programming is available to air. The estimated costs of programming which will be amortized during the next year are included in current assets; program rights obligations which become due within the next year are included in current liabilities.

During 2006, the Company entered into several content license agreements which require the Company to license a minimum amount of program hours from a distributor’s library of television series or feature films on a non-exclusive basis at fixed hourly rates. The Company records program rights amortization expense as the programming under these contracts is aired. These agreements generally require the minimum guaranteed license fee to be paid in installments over the term of the agreement. For each of these agreements, an asset is recorded at the balance sheet date for the excess of license fee payments over the value of program hours incurred, and a liability is recorded for the excess of program hours incurred over the license fees paid during the period.

The Company periodically evaluates the net realizable value of its program rights based on anticipated future usage of the programming and related advertising revenue to be generated on a daypart basis. The Company also evaluates whether future revenues will be sufficient to recover the cost of program hours the Company is committed to purchase in the future and, if estimated future revenues are insufficient, the Company accrues a loss related to its programming commitments. For the years ended December 31, 2006, 2005 and 2004, the Company recorded charges of approximately $3.2 million, $- and $4.6 million, respectively, related to the write-down of program rights to their estimated net realizable value.

Cable and Satellite Distribution Rights

The Company has entered into agreements with cable and satellite distributors for carriage on their systems in markets not currently served by a Company owned television station (see Note 8). These rights are amortized on a straight-line basis over the terms of the related contracts, which are generally ten years. Amounts paid for channel positioning with a stipulated termination date are amortized on a straight line basis over the term of the agreement. Amounts paid for channel positioning with no stipulated termination date are amortized on a straight-line basis over a maximum life of ten years. As of December 31, 2006 and 2005, the Company’s obligations for cable distribution rights that are expected to be paid in the next year were approximately $2.5 million.

The agreements with certain satellite distributors provide for payment in advertising credits, to be determined at the prevailing market rate at the time of placement. Deferred revenue from the advertising credits provided is recognized as advertising revenue when advertising credits are utilized. An estimate of the advertising credit that will be utilized within the next year is included in deferred revenues as a current liability in the accompanying consolidated balance sheets and amounted to $7.5 million as of December 31, 2006 and 2005. An estimate of the advertising credit that will be utilized beyond the next year is included in deferred revenues as a non-current liability in the accompanying consolidated balance sheets and amounted to $6.9 million as of December 31, 2006 and 2005. Additionally, these agreements provide a specified amount of time per week in which the distributor may sell advertising time. During 2006 and 2005, the Company recorded gains resulting from the expiration of agreements requiring the Company to provide advertising time in the amount of $0.2 million and $3.4 million, respectively. These amounts are included in other income, net, in the accompanying statements of operations.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February of 2006, new federal legislation was enacted that established February 17, 2009 as the firm date by which incumbent broadcasters will be required to surrender analog signals and broadcast only on their allotted digital frequency. The Company had certain long-lived assets with an aggregate book value of approximately $12.3 million and $18.0 million as of December 31, 2006 and 2005, respectively, which may have limited or no use as a result of the future migration from analog to digital. While the Company determined that these assets were not impaired as of December 31, 2006 and 2005, the Company did adjust depreciation and amortization expense prospectively in 2006 to ensure that these assets are fully depreciated upon the federally mandated migration from analog to digital broadcasting.

The Company classifies assets as held for sale following criteria established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” including when, in the opinion of management, the sale of the asset is probable of completion within one year. Assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell (see Note 8). The Company does not depreciate assets while they are classified as held for sale, and the results of operations of assets held for sale are not classified as discontinued operations since they are not considered a component under SFAS No. 144. In December of 2006, the Company entered into an agreement to sell one of its low power television stations serving the New York market for a purchase price of $10 million. The Company expects to close on the sale in the second quarter of 2007, pending regulatory approval. As a result, the Company’s consolidated balance sheet as of December 31, 2006 includes assets held for sale of approximately $2.2 million that are reflected in Other Assets.

Derivative Financial Instruments

The Company’s derivative financial instruments (including certain derivative instruments embedded in other contracts) are recorded on the balance sheet as either an asset or a liability measured at fair value. Changes in the derivative instruments’ fair value are recognized in earnings unless specific hedge accounting criteria are met. The Company does not use derivative financial instruments or other market risk sensitive instruments for trading or speculative purposes. The Company utilizes interest rate swaps to manage the effect of interest rate changes on the Company’s term loans and notes payable (see Notes 4 and 6). If the Company determines its derivative financial instruments to be qualifying hedges, the derivative instruments’ gains and losses are offset by the related results on the hedged item in the statement of operations, to the extent effective. The Company formally documents and designates transactions that receive hedge accounting at the inception of the transaction, and assesses hedge effectiveness on an ongoing basis throughout the hedge period.

Revenue Recognition

The Company recognizes revenue as long form programming or commercial spots are aired and, where applicable, as ratings guarantees to advertisers are achieved. Net revenues have therefore been recorded net of the change in the liability for shortfalls in ratings guarantees, exclusive of any cash refunded to advertisers. Excluding the effects of such refunds, the liability for shortfalls in ratings guarantees decreased by $0.1 million and $3.9 million for the years ended December 31, 2006 and 2005, respectively, and increased by $1.2 million for the year ended December 31, 2004. As of December 31, 2005, current liabilities on the Company’s consolidated balance sheet included $0.4 million in deferred revenues in connection with ratings guarantee shortfalls, with no comparable amount at December 31, 2006.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, advertising expenses amounted to $0.1 million, $0.2 million and $12.2 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

At December 31, 2006 the Company had one customer that comprised approximately 12 percent of its total accounts receivable balance, and at December 31, 2005 the Company had one customer that comprised approximately 23 percent of its total accounts receivable balance. The Company is also subject to credit risk with respect to its cash and cash equivalents, which it attempts to minimize by requiring high credit standards of the banks and financial institutions with which the Company maintains its cash balances.

Time Brokerage Agreements

The Company operates certain stations under TBAs, whereby the Company has agreed to provide the station with programming and sells and retains all advertising revenue during such programming. The broadcast station licensee retains responsibility for ultimate control of the station in accordance with FCC rules. The Company pays a fixed fee to the station owner as well as certain expenses of the station and performs other functions. The financial results of stations operated under TBAs are included in the Company’s statements of operations.

Stock-Based Compensation

Effective January 1, 2006, stock options and all other equity instruments of the Company awarded to employees are recognized in the financial statements at fair value and charged to expense over the award’s vesting period (see Note 12 for further information). In 2005 and 2004, employee stock options were accounted for using the intrinsic value method, whereby expense was recognized to the extent that the quoted market price of the common stock underlying the vested options on their date of grant exceeded their exercise price. The Company also recorded compensation expense of $10.0 million and $7.4 million in 2005 and 2004, respectively, in connection with the vesting of Class A common stock issued to employees.

Had compensation expense for employee stock options granted been determined using the fair value method during the years ended December 31, 2005 and 2004, the Company’s net loss and net loss per share would have been as follows (in thousands except per share data):

	2005	2004

Net loss attributable to common stockholders	$(275,031)	$(245,735)
Add: Stock-based compensation expense determined under the intrinsic value method and included in reported net loss	10,708	8,501
Deduct: Total stock-based compensation expense determined under the fair value method	(11,265)	(8,632)

Pro forma net loss attributable to common stockholders	(275,588)	$(245,866)

Basic and diluted net loss per share:
As reported	$(3.94)	$(3.61)
Pro forma	$(3.95)	$(3.61)

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model assuming a dividend yield of zero for all years and the following assumptions:

	2005	2004

Risk-free rate of return	3.6% to 4.1%	2.6% to 3.9%
Expected volatility	74% to 94%	72% to 74%
Expected lives	1 day, 1.5 years and 5 years (see Note 12)	1 day

Stock-based compensation to non-employees is accounted for using the fair value method.

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

In 2004 the Company determined that it had not recorded certain state taxes for purchases in various jurisdictions in which the Company has operations. As of December 31, 2004, the Company determined the amount of taxes due to be approximately $2.2 million, which resulted in an increase to property and equipment of $1.4 million and an increase to selling, general and administrative expenses in the amount of $0.8 million. A significant portion of the state taxes pertained to prior periods. As of December 31, 2006, the Company has remitted all taxes due to the relevant tax jurisdictions and adjusted the accrual accordingly.

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

The following securities, which could potentially dilute earnings per share in the future, were not included in the computation of loss per share, because to do so would have been antidilutive (in thousands):

	2006	2005	2004

Stock options	17,927	18,565	5,859
Class A common stock warrants, restricted Class A common stock outstanding and Restricted Stock Units (see note 12)	10,100	9,859	32,321
Class A common stock reserved for issuance under convertible securities	313,469	312,742	40,712

	341,496	341,166	78,892

On November 7, 2005, the number of Class A common shares that the Company’s Series B preferred stock could be converted into increased from 31,896,032 to 301,785,000 (see Note 2).

Comprehensive Loss

For the years ended December 31, 2005 and 2004, net loss was equal to comprehensive loss.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not determined the effect that this standard will have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires sponsors of defined benefit plans to, among other things, recognize the funded status of a benefit plan in its statement of operations and recognize in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules. It also modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and the measurement elements are effective for fiscal years ending after December 15, 2008. As the Company does not sponsor any defined benefit plans, SFAS No. 158 will not have an effect on the Company’s financial position or results of operations.

Also in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement provides a uniform definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements, but does not expand the areas in which fair value measurements are required. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect that this standard will have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that in evaluating the effects of prior year errors on current year financial statements, SEC registrants must consider the effect of the errors on both the current year statement of operations and the magnitude of the errors on the current year balance sheet. As a result, SAB 108 could require prior year financial statements to be corrected for errors that had previously been deemed immaterial. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not affect the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after December 15, 2006. The Company is evaluating the effect that this interpretation will have on its financial position and results of operations.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect this standard to have a material effect on its financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that (1) a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so, and (2) correction of errors in previously issued financial statements be termed a “restatement.” SFAS No. 154 also carries forward the provisions of APB No. 20 providing that changes in accounting estimates are not to be applied retrospectively but in the current period and prospectively only. The new standard became effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and did not have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R, which the Company adopted effective January 1, 2006, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, as allowed under SFAS No. 123, is no longer permitted. The effect of SFAS No. 123R on the Company’s results of operations is discussed in Note 12.

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

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Amended and Restated Certificate of Designation of the Series B preferred stock, the Series B preferred stock accrues cumulative, non-compounded dividends from October 1, 2005 at an annual rate of 11% and is convertible (subject to anti-dilution adjustments) into 301,785,000 shares of the Company’s Class A common stock for an initial conversion price of $2.00 per share. The effective conversion price of the Series B preferred stock increases at a rate equal to the dividend rate. The Series B Preferred Stock continues to be exchangeable, at the option of the holder, into convertible debentures of the Company ranking on a parity with the Company’s other subordinated indebtedness, provided that any exchange prior to April 16, 2013 may be made only if no default would be caused thereby under the covenants in the Company’s outstanding debt instruments that limit the Company’s ability to incur additional indebtedness and any exchange prior to the closing of the tender offer or the delivery by NBCU of shares of Series B preferred stock for distribution to the holders of the Class A common stock is subject to additional limitations. The Company has the right to redeem any convertible debentures for which shares of Series B preferred stock are exchanged at a price equal to 80% of the current market price of the number of shares of Class A common stock into which such debentures are convertible, based upon a conversion price of $13.01 per share, subject to provisions in the Company’s debt and preferred stock instruments that may limit the Company’s ability to make any such redemption payments. Should NBCU determine that the rules and regulations of the FCC prohibit it from holding shares of Class A common stock, NBCU may convert the Series B preferred stock held by it into shares of non-voting common stock of the Company, which non-voting common stock shall be immediately convertible into Class A common stock upon transfer by NBCU or its subsidiary. In addition, the date upon which the Company is required to redeem the Series B preferred stock was extended to December 31, 2013.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A wholly-owned subsidiary of NBCU entered into a Call Agreement, dated as of November 7, 2005, with Mr. Paxson and certain entities controlled by Mr. Paxson (collectively with Mr. Paxson, the “Paxson Stockholders”), pursuant to which the NBCU subsidiary was granted the right (the “Call Right”) to purchase all (but not less than all) 8,311,639 shares of Class B common stock (entitled to ten votes per share) and 15,455,062 shares of Class A common stock (entitled to one vote per share) of the Company beneficially owned by the Paxson Stockholders (collectively, the “Call Shares”). In consideration of the granting of the Call Right, on the effective date of the Call Agreement the NBCU subsidiary paid the Paxson Stockholders $1.15 per share of Class B common stock and $1.00 per share of Class A common stock included in the Call Shares, for an aggregate payment to the Paxson Stockholders of approximately $25.0 million. The Call Right is exercisable at a price of $0.29 per share of Class B common stock and $0.25 per share of Class A common stock and expires on the earlier of (a) May 7, 2007 and (b) 75 days after consummation of a tender offer meeting certain requirements by either a permitted transferee of the Call Right or another person other than NBCU (see Note 19). If the closing of the purchase of the Call Shares pursuant to the exercise of the Call Right has not occurred within 18 months after the filing of the related application for FCC approval (subject to one six month extension under certain circumstances), the right to purchase the Call Shares shall terminate. The Paxson Stockholders may not transfer the Call Shares prior to the expiration of the Call Right, and may not convert any Call Shares into any other securities of the Company (including shares of Class A common stock). The closing of the exercise of the Call Right is subject to compliance with applicable provisions of the Communications Act of 1934, as amended (the “Communications Act”), and the rules and regulations of the FCC. The Call Agreement limits the number and scope of waivers of the FCC’s media multiple ownership rules that may be contained in any application for FCC approval of the transfer of the Call Shares. The Call Agreement previously in effect between the Paxson Stockholders and an affiliate of NBCU, entered into on September 15, 1999, was cancelled. The Company is not a party to the Call Agreement.

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

NBCU has placed in escrow $3.9 million, which is the aggregate exercise price of the Call Right with respect to the Class A Common Stock included in the Call Shares. These funds shall be used to pay the purchase price payable by the Company for such shares should the Company become obligated to purchase such shares by reason of the expiration or termination of the Call Right. The Company deposited $2.4 million in cash (substantially all of the proceeds of the sale of the additional shares of Series B preferred stock described above) as collateral for an irrevocable letter of credit supporting its obligation to pay the purchase price for the shares of Class B common stock. The Company’s contingent obligation to purchase the Class B common stock is reflected as temporary equity in the accompanying consolidated balance sheets as of December 31, 2006 and 2005. Effective as of November 7, 2005, NBCU, the Company and the Paxson Stockholders entered into an Amended and Restated Stockholder

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, replacing the original Stockholder Agreement entered into on September 15, 1999. The Amended and Restated Stockholder Agreement provides, among other things, that:

•	NBCU or a permitted transferee of the Call Right or NBCU’s Series B preferred stock is required to conduct an offer (the “Tender Offer”) to purchase all outstanding shares of the Company’s Class A common stock (other than shares held by the Paxson Stockholders and shares issued after the effective date of the agreement that were not issued pursuant to pre-existing contractual obligations) at a price of $1.25 per share, increasing at an annual rate of 10% from October 1, 2005 through the date of the commencement of the Tender Offer, concurrently with the earliest to occur of:

•	The effectiveness of a transfer of the Call Right by NBCU’S affiliate to a permitted transferee;

•	The exercise of the Call Right; and

•	The transfer by NBCU’s affiliate of a number of shares of Series B preferred stock that, on an as-converted basis, together with any shares of Series B preferred stock previously transferred by the NBCU affiliate, represents in excess of 50% of the total voting power of the outstanding voting stock of the Company.

•	If the Tender Offer does not occur, NBCU will deliver to the Company shares of the Series B preferred stock with an aggregate liquidation preference plus accrued and unpaid dividends equal to $105 million plus 10% per annum from October 1, 2005, and the Company will distribute to all holders of its Class A common stock, other than the Paxson Stockholders and certain other holders of shares issued after the effective date of the agreement, on a pro rata basis, shares of Series B preferred stock (or another series of preferred stock hereafter created with substantially identical economic rights) with an aggregate liquidation preference equal to the amount of the preferred stock surrendered by NBCU. If NBCU becomes obligated to deliver shares of Series B preferred stock to the Company for this purpose, and the distribution of such shares to the holders of Class A common stock would violate any of the Company’s existing debt instruments, NBCU is obligated to (i) amend the terms of the Series B preferred stock so that it is not exchangeable for convertible debentures prior to April 18, 2010 and to amend the terms of the convertible debentures and the indenture under which they may be issued to provide that the maturity date of the convertible debentures will not be prior to April 19, 2010, or (ii) deliver the shares of Series B preferred stock to the transfer agent for the Company’s common stock with instructions to distribute such shares directly to the holders of the Class A common stock as described above.

•	The Company shall grant stock-based compensation awards with respect to 24 million shares of Class A common stock to selected members of the Company’s management within 18 months after the effective date of the agreement.

See Notes 9 and 17 for additional transactions with NBCU during the year ended December 31, 2006, as well as Note 19, Subsequent Events.

3.	CERTAIN TRANSACTIONS WITH RELATED AND OTHER PARTIES

In addition to the transactions with NBCU described in Note 2, the Company has entered into certain operating and financing transactions with related and other parties as described below.

Lowell W. Paxson

In connection with his resignation as an officer and director of the Company, Mr. Paxson entered into a consulting and non- competition agreement with the Company and NBCU, pursuant to which Mr. Paxson agreed, for a period commencing on November 7, 2005 and continuing until five years after the later of the closing of the exercise of the Call Right or the purchase of the Call Shares under the Company Stock Purchase Agreement (see Note 2), to provide certain consulting services to the Company and to refrain from engaging in certain activities in competition with the Company. The Company paid Mr. Paxson $250,000 upon commencement of the agreement in

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect of the first year’s consulting services, and $750,000 on May 8, 2006 in respect of Mr. Paxson’s agreement to refrain from engaging in certain competitive activities. The Company also paid Mr. Paxson $1.0 million on November 7, 2006, which was allocated between consulting services and the non-compete agreement in the same ratio, and is obligated to make three additional annual payments of $1.0 million to Mr. Paxson on November 7, 2007 through November 7, 2009. Mr. Paxson will cease to be entitled to the payments in respect of consulting services upon his death, but his legal successors will be entitled to receive all other payments for the balance of the term of the agreement. If the closing of the Call Right occurs (whether by NBCU or its transferee), NBCU will be obligated to assume the balance of the payments remaining to be made to Mr. Paxson under the agreement, and to reimburse the Company for all payments made by it to Mr. Paxson pursuant to the agreement. The Company’s obligation to pay premiums on a split dollar life insurance policy owned by a trust established by Mr. Paxson for the benefit of his family members was terminated. Under the terms of an agreement relating to Mr. Paxson’s resignation, Mr. Paxson received the individual performance bonus award for which he was eligible under the Company’s executive bonus program for 2005, pro rated through November 7, 2005, and received a prorated portion of the group performance bonus award that became payable under the Company’s executive bonus plan in March of 2006.

The Company and Paxson Management Corporation (“PMC”), an affiliate of Mr. Paxson, entered into a PMC Management and Proxy Agreement, effective as of November 7, 2005, under which PMC agreed to perform certain services and to assume sole responsibility for certain management functions with respect to the Company’s broadcast television station subsidiaries and the Company granted PMC the right to vote (subject to certain limitations) the outstanding voting stock of such subsidiaries. The effect of this arrangement is to facilitate the transactions described in Note 2 by maintaining Mr. Paxson as the sole attributable holder of the FCC licenses of the Company’s television stations. This agreement continues for a term expiring on the earlier of the consummation of the transfer of control of the Company’s television station subsidiaries in connection with (i) the closing of the exercise of the Call Right, (ii) the sale of the Call Shares to the Company pursuant to the Company Stock Purchase Agreement, or (iii) the termination of the Company Stock Purchase Agreement. In accordance with FIN 46R, the Company consolidates PMC into its financial statements effective November 7, 2005 (see Note 1).

Under this agreement, the Company is obligated to make available to PMC the services of Company employees on an as-needed basis for the purpose of assisting PMC in performing the management services it is required to perform; to pay PMC such amounts as are required to pay the operating costs of the Company’s television stations; to reimburse PMC for reasonable and necessary expenses incurred in performing services under the agreement; and has been paying PMC a management fee at the annual rate of approximately $1.0 million through December 31, 2005, increasing by 10% per year thereafter. The Company is also required to use its commercially reasonable efforts to permit Mr. Paxson and any other employees of PMC to participate in all employee welfare benefit plans maintained or sponsored by the Company for its employees generally, or to assist PMC in obtaining comparable coverage at comparable costs. The Company was also obligated to make its jet aircraft available to PMC for Mr. Paxson’s business and personal use, provided that Mr. Paxson’s personal use of the Company aircraft does not interfere with the operations of the Company and PMC pays or reimburses the Company for the cost of fuel and the pilot’s travel expenses related to Mr. Paxson’s personal use of the aircraft. Subsequent to the sale of the Company’s jet aircraft in August of 2006, the Company has been reimbursing Mr. Paxson for expenses associated with his use of comparable private aircraft when performing the aforementioned management services.

The Christian Network, Inc.

The Company has entered into several agreements with The Christian Network, Inc. and certain of its for profit subsidiaries (individually and collectively referred to herein as “CNI”). CNI is a section 501(c)(3) not-for-profit corporation to which Mr. Paxson has been a substantial contributor and of which he was a member of the Board of Stewards through 1993.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CNI Tax Indemnification Agreement.  The Company and CNI entered into an agreement in May 1994 (the “CNI Agreement”) under which the Company agreed that, if the tax exempt status of CNI were jeopardized by virtue of its relationships with the Company and its subsidiaries, the Company would take certain actions to ensure that CNI’s tax exempt status would no longer be so jeopardized. Such steps could have included rescission of one or more transactions or payment of additional funds by the Company. In November 2005, the Company and CNI terminated this agreement, and the Company agreed to broadcast a ten second spot advertisement promoting CNI’s website four times per day for three months.

Network Operations Center.  During the third quarter of 2004, the Company purchased the television production and distribution facility that it had previously leased from CNI, for an aggregate purchase price of approximately $1.7 million. Mr. Paxson had personally guaranteed the mortgage debt incurred by CNI in 1994 in connection with its acquisition of this facility. This debt was repaid from proceeds of the Company’s acquisition of the facility. The Company utilizes this facility primarily as its network operations center and originates its network signal from this location. Prior to purchasing this facility, the Company leased it from CNI at a rental rate of $16,700 per month. For the year ended December 31, 2004, the Company incurred lease expense in connection with this facility in the amount of $147,000.

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

Pursuant to the June 2005 amendment, effective July 1, 2005, CNI relinquished its right to require the Company to broadcast its programming during the overnight hours on the analog signal of each of the Company’s stations, and accelerated the exercise of its right under the Master Agreement to require those of the Company’s television stations that have commenced digital multicasting (currently 52 of the Company’s 60 owned and operated television stations) to carry CNI’s programming up to 24 hours per day, seven days per week, on one of the station’s digital channels. CNI retains its existing right to require those of the Company’s stations that have not yet commenced digital multicasting (an additional 8 stations) to carry CNI’s programming up to 24 hours per day, seven days per week on one of the station’s digital channels promptly following the date each such station commences digital multicasting.

As consideration for the June 2005 amendment, the Company paid CNI an aggregate of $3.25 million during 2005 and 2006. Effective July 1, 2005, the Company ceased carrying CNI’s programming during the overnight hours on the analog signal of each of its stations, and commenced airing long form paid programming during these hours.

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

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Officer Loans

As of December 31, 2005, the Company had outstanding notes receivable from two of its officers. The balance of these loans, including accrued interest, amounted to $0.3 million, were past their payment terms and had been fully reserved. These loans were formally forgiven by the Company without condition on December 31, 2006.

4.	TERM LOANS AND NOTES PAYABLE

Term loans and notes payable of the following as of December 31, (in thousands):

	2006	2005

Term Loans due 2012, interest at LIBOR (5.36% at December 31, 2006) plus 3.25%	$325,000	$325,000
Floating Rate First Priority Senior Secured Notes due 2012, interest at LIBOR (5.36% at December 31, 2006) plus 3.25%	400,000	400,000
Floating Rate Second Priority Senior Secured Notes due 2013, interest at LIBOR (5.36% at December 31, 2006) plus 6.25%	405,000	405,000
Other	302	376

	1,130,302	1,130,376
Less: discount on Floating Rate Second Priority Senior Secured Notes	(6,955)	(8,093)
Less: current portion	(75)	(70)

	$1,123,272	$1,122,213

On December 30, 2005, the Company borrowed $325.0 million of new term loans and issued $400.0 million of Floating Rate First Priority Senior Secured Notes (the “First Priority Notes”) and $405.0 million of Floating Rate Second Priority Senior Secured Notes (the “Second Priority Notes”). The $325.0 million of term loans have economic terms that are substantially identical to those of the First Priority Notes, and both are secured by substantially all of the Company’s assets. Most of the Company’s obligations under the Second Priority Notes are secured by second priority liens on substantially all of the Company’s assets. All three tranches of new indebtedness require quarterly interest payments in January, April, July, and October of each year, with the first interest payment date being April 17, 2006. For any interest period ending prior to January 15, 2010, the Company has the option to pay interest on the Second Priority Notes either (i) entirely in cash or (ii) in kind through the issuance of additional Second Priority Notes or by increasing the principal amount of the outstanding Second Priority Notes. If the Company elects to pay interest in kind on the Second Priority Notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. The Company elected to pay cash interest on the Second Priority Notes for all of the applicable 2006 interest payments, including the interest payment due January 16, 2007. In addition, the Company elected to pay cash interest on the Second Priority Notes for the interest payment due April 16, 2007. On February 22, 2006, the Company entered into two floating to fixed interest rate swap arrangements with a combined notional amount of $1.13 billion. The effect of these arrangements is to fix the interest rates through maturity at 8.355% for the term loans and First Priority Notes and 11.36% for the Second Priority Notes, assuming interest thereon is paid in cash (see Note 6).

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

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The net proceeds of $1.1 billion from the issuance of the new debt securities were used to retire the Company’s previously outstanding indebtedness through the tender offer and legal defeasance described above. The refinancing resulted in a charge of $54.1 million in 2005 for the loss on the early extinguishment of debt, which included the payment of $41.7 million of redemption premiums and a charge of $12.4 million related to the unamortized debt issuance costs and unamortized discount associated with the retired debt.

The term loan facility and the indentures governing the First Priority Notes and Second Priority Notes contain covenants which, among other things, limit the Company’s ability to incur more debt, pay dividends on or redeem outstanding capital stock, make certain investments, enter into transactions with affiliates, incur liens, sell assets, merge with any other person, or transfer substantially all of its assets. Subject to limitations, the Company may incur up to $650 million of additional subordinated indebtedness, which it may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. The Company will be required to make an offer to purchase the First Priority Notes and Second Priority Notes and repay the term loans with the proceeds of any sale of its stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other assets sales that it does not reinvest in its business. The Company will be required to make an offer to purchase a portion of the First Priority Notes and Second Priority Notes and repay a portion of the term loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of its television stations to the aggregate outstanding principal amount of the term loans and the Notes (excluding any Second Priority Notes it may issue in payment of interest on the Second Priority Notes) is less than 1.5 to 1.0. The holders of the First Priority Notes and Second Priority Notes and the lenders of the term loans have the right to require the Company to repurchase these obligations following the occurrence of certain changes in control. Events of default under this indebtedness include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the entry of a monetary judgment against the Company in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding indebtedness, and the occurrence of certain bankruptcy events. At December 31, 2006 and 2005, the Company was in compliance with all of its debt covenants.

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

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 12, 2004, the Company refinanced its previously existing senior credit facility with a private offering of $365 million of Secured Notes maturing on January 10, 2010. The refinancing resulted in a charge in the first quarter of 2004 in the amount of $6.3 million related to the write off of the debt issuance costs associated with the senior credit facility. The Secured notes were redeemed on December 30, 2005 as previously discussed.

During the year ended December 31, 2004, the Company issued letters of credit to support its obligation to pay for certain original programming. In the first quarter of 2005, the Company settled its obligations to pay for certain original programming and was refunded all of its deposits for programming letters of credit.

Aggregate maturities of debt at December 31, 2006 are as follows (in thousands):

2007	$75
2008	86
2009	95
2010	46
2011	—
Thereafter	1,130,000

$1,130,302

In connection with the Company’s term loans, First Priority Notes and Second Priority Notes, the Company incurred debt issuance costs totaling approximately $20.8 million which are amortized to interest expense over the term of the indebtedness using the interest method. Included in other assets as of December 31, 2006 and 2005, are unamortized debt issuance costs amounting to $17.5 million and $21.4 million, respectively.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	MANDATORILY REDEEMABLE PREFERRED STOCK

The following represents a summary of the changes in the Company’s mandatorily redeemable preferred stock for the three years ended December 31, 2006, 2005 and 2004 and the aggregate liquidation preference and accumulated dividends as of December 31, 2006 (in thousands):

	9 3/4%	11% Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred Stock	Total

Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2004	$126,584	$557,483	$684,067
Accretion	503	—	503
Accrual of cumulative dividends	12,955	43,220	56,175

Balance at December 31, 2004	140,042	600,703	740,745
Accretion	506	—	506
Issuance of additional preferred stock	—	2,500	2,500
Accrual of cumulative dividends	14,264	19,506	33,770

Balance at December 31, 2005	154,812	622,709	777,521
Accretion	510	—	510
Accrual of cumulative dividends	15,707	66,668	82,375

Balance and aggregated liquidation preference, including accumulated dividends at December 31, 2006	$171,029	$689,377	$860,406

14 1/4% Junior
Exchangeable
Preferred
Stock

Mandatorily redeemable preferred stock:
Balance at January 1, 2004	$410,739
Accrual of cumulative dividends	60,616

Balance at December 31, 2004	471,355
Accrual of cumulative dividends	69,561

Balance at December 31, 2005	540,916
Accrual of cumulative dividends	79,104

Balance and aggregated liquidation preference, including accumulated dividends at December 31, 2006	$620,020

The Company was required to redeem the 14 1/4% Junior Exchangeable Preferred Stock and 9 3/4% Convertible Preferred Stock by November 15, 2006 and December 31, 2006, respectively. The Company did not redeem these securities at the required redemption dates and does not anticipate having sufficient financial resources to redeem these securities at any time in the foreseeable future. The terms of the Company’s outstanding debt limit the amount of these securities that the Company is permitted to redeem. As a result of the Company’s failure to redeem the preferred stock as required, the holders of each series have the right, each voting separately and as one class, to elect two additional members to the Company’s board of directors (see Note 19).

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, the 14 1/4% Junior Exchangeable Preferred Stock is classified as a current liability on the

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated balance sheets because of its November 15, 2006 redemption date. The Company’s 9 3/4% Convertible Preferred Stock and 11% Series B Convertible Exchangeable Preferred Stock are not affected by the provisions of SFAS No. 150 because of their equity conversion features.

14 1/4% Junior Exchangeable Preferred Stock

During 1998, the Company issued 20,000 shares of Junior Exchangeable Preferred Stock with a $200.0 million aggregate liquidation preference for gross proceeds of an equivalent amount. At December 31, 2006 and 2005, the Company had authorized 72,000 shares of Junior Exchangeable Preferred Stock of which 56,931 and 53,145 shares were issued and outstanding, respectively. Holders of the Junior Exchangeable Preferred Stock were initially entitled to cumulative dividends at an annual rate of 13 1/4% of the liquidation preference, payable semi-annually in cash or additional shares beginning November 15, 1998 and accumulating from the issue date. If dividends for any period ending after May 15, 2003 were paid in additional shares of Junior Exchangeable Preferred Stock, the dividend rate will increase 1% for that dividend payment period. Because the Company elected to pay dividends in additional shares, the dividend rate increased to 14 1/4% after May 15, 2003 in accordance with the terms of the security.

For the years ended December 31, 2006, 2005 and 2004, the Company paid dividends of approximately $37.9 million, $68.3 million and $59.6 million, respectively, by the issuance of additional shares of Junior Exchangeable Preferred Stock. Accrued Junior Exchangeable Preferred Stock dividends aggregated approximately $50.7 million and $9.5 million at December 31, 2006 and 2005, respectively.

9 3/4% Convertible Preferred Stock

During 1998, the Company issued 7,500 shares of Convertible Preferred Stock with an aggregate liquidation preference of $75.0 million, and warrants to purchase 240,000 shares of Class A common stock. Of the gross proceeds of $75.0 million, approximately $960,000 was allocated to the value of the warrants, which were exercisable at a price of $16 per share through June 2003. In June 2003, the warrants to purchase 240,000 shares of Class A common stock expired unexercised.

At December 31, 2006 and 2005, the Company had authorized 17,500 shares of $0.001 par value Convertible Preferred Stock of which 16,695 and 15,532 shares were issued and outstanding, respectively. Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 9 3/4%, payable quarterly beginning September 30, 1998 and accumulating from the issue date. The Company may pay dividends either in cash, in additional shares of Convertible Preferred Stock, or (subject to an increased dividend rate) by the issuance of shares of Class A common stock equal in value to the amount of such dividends. For the years ended December 31, 2006, 2005 and 2004, the Company paid dividends of approximately $11.6 million, $14.3 million and $13.0 million, respectively, by the issuance of additional shares of Convertible Preferred Stock. At December 31, 2006, there were $4.1 million of accrued and unpaid dividends on the Convertible Preferred Stock and no accrued and unpaid dividends at December 31, 2005.

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

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 7, 2005, as part of the series of agreements entered into by the Company and NBCU, as more fully described in Note 2, NBCU and the Company restructured the Series B preferred stock and settled all litigation and arbitration proceedings between them. In connection with the restructuring of the Series B preferred stock, the Company issued to NBCU an additional 18,857 shares of Series B preferred stock ($188.6 million aggregate liquidation preference) in full satisfaction of the Company’s obligations for accrued and unpaid dividends on the Series B preferred stock through September 30, 2005, which aggregated $288.6 million as of that date, based on the disputed 28.3% dividend rate. Also on November 7, 2005, the Company issued to NBCU an additional 250 shares of Series B preferred stock for $2.5 million in cash. NBCU and the Company reduced the dividend rate on the Series B preferred stock to 11%, which accrued on the adjusted $603.6 million outstanding liquidation preference between October 1, 2005 and November 7, 2005, and on the $606.1 million outstanding liquidation preference from and after November 7, 2005. In addition, the redemption date of the Series B preferred stock was extended to December 31, 2013, and the effective price at which the Series B preferred stock may be converted into common stock was reduced to $2.00 per share (from $22.06 per share as of September 30, 2005), which increases from September 30, 2005 at the same rate as the annual dividend rate. NBCU and the Company amended and restated the certificate of designation of the Series B preferred stock to reflect these and other agreed changes. At December 31, 2006, the Company had 60,607 shares of Series B preferred stock authorized, issued and outstanding, and was in compliance with all of the terms of the Series B preferred stock.

The following table presents the redemption value of the Series B preferred stock outstanding should the Company elect to redeem the preferred stock in the indicated year, assuming no dividends are paid in cash prior to redemption (in thousands):

Series B Convertible
Preferred Stock
At December 31,	11%

2007	$756,044
2008	822,712
2009	889,379
2010	956,047
2011	$1,022,715

6.	DERIVATIVE FINANCIAL INSTRUMENTS

As part of its overall interest rate risk management activities, the Company has historically used interest rate related derivatives to manage its exposure to various types of interest rate risks. The Company’s risk management policies emphasize the management of interest rate risk within acceptable guidelines. The Company’s objective in maintaining these policies is to limit volatility arising from changes in interest rates. Risks to be managed are primarily cash flow risks. The Company is potentially exposed to interest rate cash flow risk related to its term

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans, First Priority Notes and Second Priority Notes, all of which require interest payments based on floating rate indices (see Note 4). On February 22, 2006, the Company entered into two floating to fixed interest rate swap arrangements with an aggregate notional amount of $1.13 billion for periods through the maturity dates of the underlying floating rate debt. Under the terms of these arrangements, the Company is required to pay a fixed interest rate of 8.355% on a notional amount of $725 million while receiving a variable interest rate of three month LIBOR plus 3.25%, and is required to pay a fixed interest rate of 11.36% on a notional amount of $405 million while receiving a variable interest rate equal to three month LIBOR plus 6.25%. These interest rate swaps require quarterly settlements that coincide with the interest payment dates of the underlying debt, and effectively fix the interest rates on the Company’s $1.13 billion of variable rate debt through maturity. The Company monitors the credit ratings of its swap counterparties and believes that the credit risk related to its interest rate swap agreements is minimal.

The Company accounts for its interest rate swaps as cash flow hedges; thus, changes in the fair value of the interest rate swaps are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged loans. The aggregate fair value of the Company’s interest rate swap arrangements was zero at inception and a long-term liability of $5.0 million at December 31, 2006, and the Company recorded $5.0 million of other comprehensive loss during the year ended December 31, 2006. During 2006, the Company did not recognize in the statement of operations any gain or loss from hedge ineffectiveness and did not exclude any component of its derivative instruments’ gain or loss from its assessment of hedge effectiveness. In addition, the Company anticipates that the cash flow hedge will be highly effective over the next twelve months, and the Company does not anticipate reclassifying into earnings any gains or losses currently within accumulated other comprehensive income. During the year ended December 31, 2006, no gains or losses were recognized into earnings as a result of the discontinuance of the cash flow hedges.

7.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following as of December 31, (in thousands):

	2006	2005

Broadcasting towers and equipment	$238,169	$244,572
Office furniture and equipment	16,881	16,565
Buildings and leasehold improvements	26,009	22,094
Land and improvements	1,250	1,232
Aircraft, vehicles and other	1,959	4,123

	284,268	288,586
Accumulated depreciation and amortization	(207,500)	(195,506)

Property and equipment, net	$76,768	$93,080

Depreciation and amortization expense related to property and equipment aggregated approximately $24.8 million, $27.4 million and $32.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2005, the Company shortened the amortizable lives of some of its leasehold improvements to coincide with the termination of certain agreements (see Note 10). Included in depreciation expense for the year ended December 31, 2005 is $1.4 million of accelerated depreciation expense associated with these leasehold improvements. During 2004, the Company recorded additional depreciation expense of $1.7 million for certain leasehold improvements to adjust their amortization period to the shorter of their useful lives or the lease term, approximately $1.6 million of which pertained to periods prior to 2004.

The Company’s antenna, transmitter and other broadcast equipment from its New York television station were destroyed upon the collapse of the World Trade Center on September 11, 2001. The Company filed property damage, business interruption and extra expense insurance claims with its insurer. In March 2003, the insurer filed

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As described in Note 4, the Company’s outstanding debt is secured by substantially all of the assets of the Company, including property and equipment.

8.	INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, (in thousands):

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Cable and satellite distribution rights	$127,740	$(107,342)	$127,740	$(97,576)
Other	10,713	(6,167)	10,713	(4,778)
Indefinite lived intangible asset:
FCC licenses	844,150	—	845,592	—

	$982,603	$(113,509)	$984,045	$(102,354)

Included in other assets on the Company’s balance sheet at December 31, 2006 are certain assets, with a carrying value of $1.5 million, that met the criteria for assets held for sale under SFAS No. 144 (see Note 1). During 2005, the Company agreed to pay $3.25 million to amend its Master Agreement with CNI (see Note 3) and entered into a non-compete agreement with its former chairman (see Note 3) valued at approximately $3.1 million. These amounts are being amortized over periods of approximately four and seven years, respectively. Also during 2005, the Company paid $2.1 million as a purchase price adjustment in connection with the prior acquisition of a television station. Amortization expense related to intangible assets aggregated $11.2 million, $10.6 million and $10.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated future amortization expense is as follows for the periods indicated (in thousands):

2007	$10,889
2008	8,390
2009	1,759
2010	1,449
2011	$1,426

9.	PROGRAM RIGHTS

Program rights consist of the following as of December 31, (in thousands):

	2006	2005

Program rights	$159,943	$154,427
Accumulated amortization	(156,370)	(128,311)

	3,573	26,116
Less: current portion	(3,573)	(18,630)

Program rights, net	$—	$7,486

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Program rights amortization expense amounted to $32.1 million, $61.1 million and $58.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006 and 2004, the Company recognized charges of $3.2 million and $4.6 million, respectively, to reduce certain programming rights to their net realizable value. These charges resulted from a change in the estimated future advertising revenues expected to be generated by certain programming as a result of a change in expected usage of such programming, and are included in program rights amortization expense in the Company’s statement of operations. In addition, the Company shortened the amortizable lives of certain original programming in 2006, resulting in additional expense of approximately $5.0 million.

As of December 31, 2006, the Company’s programming contracts require collective payments by the Company of approximately $12.1 million in 2007 as follows (in thousands):

Obligations for	Program
Program	Rights
Rights	Commitments	Total

$3,991	$8,533	$12,524

Included in the Company’s program rights commitments is $2.7 million pertaining to programming contracts the Company entered into with NBCU during 2006. The Company made payments to NBCU in the amount of $0.8 million in 2006.

On August 1, 2002, the Company entered into agreements with a subsidiary of CBS Broadcasting, Inc. (“CBS”) and Crown Media United States, LLC (“Crown Media”) to sublicense the Company’s rights to broadcast the television series Touched By An Angel (“Touched”) to Crown Media for exclusive exhibition on the Hallmark Channel. Under the terms of the agreement with Crown Media, the Company received approximately $47.4 million from Crown Media, $38.6 million of which was paid over a three-year period that commenced August 2002 and the remaining $8.8 million, for the 2002/2003 season, was paid over a three-year period that commenced August 2003.

Under the terms of the Company’s agreement with CBS, the Company remains obligated to CBS for amounts due under its pre-existing license agreement. As of December 31, 2006 and 2005, the Company’s liability to CBS, net of estimated programming cost savings, is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

10.	RESTRUCTURING

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

The Company and NBCU had entered into a number of agreements affecting the Company’s business operations, including an agreement under which NBCU provided network sales, marketing and research services. Pursuant to the terms of the JSAs between the Company’s stations and NBCU’s owned and operated stations serving the same markets, the NBCU stations sold all non-network spot advertising of the Company’s stations and received commission compensation for such sales. Certain Company station operations, including sales operations, were integrated with the corresponding functions of the related NBCU station and the Company reimbursed NBCU for the cost of performing these operations. For the years ended December 31, 2005 and 2004, the Company incurred

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses totaling approximately $12.0 million and $22.2 million, respectively, for commission compensation and cost reimbursements to NBCU in connection with these arrangements. NBCU no longer provides services to the Company under these agreements, and the Company did not incur any expense with respect to such in 2006.

The Company recorded restructuring charges in the amount of $30.9 million in 2005 in connection with the aforementioned restructuring activities. The restructuring charges consisted primarily of the recognition of liabilities in the amount of $26.0 million for costs that continue to be incurred under the remaining terms of contracts that no longer provide any economic benefit to the Company, one-time termination benefits in connection with personnel reductions at the Company (including $1.1 million of stock-based compensation expense) and personnel reductions for the Company’s JSA partners and NBCU. On August 10, 2006 a contract that no longer provides any economic benefit to the Company was amended, reducing the estimated amount due under the contract by approximately $7.2 million. As a result, the Company reduced its restructuring accrual by this amount and recorded a corresponding credit to restructuring charges in its statement of operations.

During 2005, in connection with the termination of its JSAs, the Company relocated 16 of its station master controls that had been located in its JSA partner’s facility at a cost of approximately $2.7 million, approximately $2.4 million of which was recorded as property and equipment, and relocated two additional station master controls during 2006. The following summarizes the activity in the Company’s restructuring accrual for the years ended December 31, 2006 and 2005 (in thousands):

		Amounts
	Balance	Charged to			Balance
	December 31,	Costs and		Cash	December 31,
	2005	Expenses	Accretion	Payments	2006

Contractual obligations and other costs	$21,707	$(7,037)	$723	$(14,529)	$864
Employee termination costs	340	5		(340)	5

	$22,047	$(7,032)	$723	$(14,869)	$869

		Amounts
	Balance	Charged to			Balance
	December 31,	Costs and		Cash	December 31,
	2004	Expenses	Accretion	Payments	2005

Contractual obligations and other costs	$2	$26,351	$703	$(5,349)	$21,707
Employee termination costs	—	3,435	—	(3,095)	340

	$2	29,786	$703	$(8,444)	22,047

Stock-based compensation expense		1,120

		$30,906

Less: current portion					(14,807)

Long term portion					$7,240

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INCOME TAXES

The (provision) benefit for federal and state income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Current:
Federal	$—	$—	$542
State	221	(2,849)	132

	221	(2,849)	674

Deferred:
Federal	21,300	59,546	35,080
State	3,346	8,887	9,020
Change in valuation allowance	(44,289)	(50,927)	(63,525)

	(19,643)	17,506	(19,425)

Total (provision) benefit for income taxes	$(19,422)	$14,657	$(18,751)

Deferred tax assets and deferred tax liabilities reflect the tax effect of differences between financial statement carrying amounts and tax bases of assets and liabilities and are as follows as of December 31, (in thousands):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$492,238	$451,620
Programming	3,392	1,163
Deferred compensation	31,464	27,329
Deferred interest expense	4,412	—
Other	4,730	12,330

	536,236	492,442
Deferred tax asset valuation allowance	(531,259)	(484,989)

Deferred tax assets, net of valuation allowance	4,977	7,453
Deferred tax liabilities:
Basis difference on FCC licenses not amortized for financial reporting purposes	(196,843)	(177,200)
Basis difference on other fixed assets and certain other intangible assets	(4,977)	(7,453)

Net deferred tax liability	$(196,843)	$(177,200)

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the income tax benefit computed at the U.S. federal statutory tax rate, to the provision for income taxes is as follows (in thousands):

	2006	2005	2004

Tax benefit at U.S. federal statutory tax rate	$26,327	$63,268	$38,199
State income tax benefit, net of federal tax	3,264	7,683	4,344
Effect of increase in state tax rate on net deferred liabilities	(406)	1,604	4,864
State taxes resulting from Section 1031 settlement	—	(2,782)	—
Disqualified original issue discount	(1,239)	(3,202)	(2,832)
Non-deductible items	(3,637)	(263)	(264)
Valuation allowance	(44,289)	(50,927)	(63,525)
Other	558	(724)	463

(Provision) benefit for income taxes	$(19,422)	$14,657	$(18,751)

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

In June 2005, the Company reached a tentative settlement of this matter that resulted in the recognition, for income tax purposes, of an additional $200.0 million of the gain resulting from the disposition of its radio division in 1997. Because the Company had net operating losses in the years subsequent to 1997 in excess of the additional gain to be recognized, the Company was not liable for any federal tax deficiency, but was liable for state income taxes, interest on the state income taxes due and interest on the federal tax liability for the period prior to the carry back of net operating losses. In March of 2006, this settlement was finalized and during 2006 the Company paid state income taxes of approximately $2.6 million and federal and state interest of approximately $3.4 million.

Because the Company had previously established a deferred tax liability at the time of the “like-kind” exchange and because the Company previously established a valuation allowance against its net operating losses, the use of losses to offset the additional gain to be recognized resulted in a $37.2 million reduction of the established valuation allowance. As a result of reaching the tentative settlement with the IRS in June 2005, the Company concluded that it was more likely than not that its net operating losses, up to the amount of the additional gain to be recognized, would be realized. As a result, in 2005 the Company recognized an income tax benefit in the amount of $34.4 million resulting from the realization of its net operating losses, net of $2.8 million in additional state income taxes that the Company estimated it was liable for as a result of the settlement.

The Company records deferred tax assets and liabilities based on the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company’s assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all deferred tax assets will not be realized. As of December 31, 2006 and 2005, the Company has recorded a valuation allowance for its deferred tax assets (primarily resulting from tax losses generated during the periods) net of those deferred tax liabilities which are expected to reverse in determinate future periods, as the Company believes it is more likely than not that it will be unable to utilize its remaining net deferred tax assets. The Company will continue to record increases in its valuation allowance in future periods based on increases in the deferred tax liabilities and assets for temporary differences related to FCC license intangible assets. As a result, for the years ended December 31, 2006, 2005 and 2004 the Company recorded a provision for income taxes in the amount of

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$19.4 million, $19.7 million (exclusive of the benefit related to the settlement with the IRS described above), and $18.8 million, respectively.

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

As of December 31, 2006 and 2005, the liability for deferred income taxes amounted to $196.8 million and $177.2 million, respectively. The increase is due primarily to the increase in basis difference in the Company’s FCC license intangible assets, which are not amortized for financial reporting purposes.

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

The Company has net operating loss carryforwards for income tax purposes subject to certain carryforward limitations of approximately $1.3 billion at December 31, 2006, expiring beginning in the year 2009 and ending in the year 2026. A portion of the net operating losses, amounting to approximately $10.0 million, is limited to annual utilization. Additionally, further limitations on the utilization of the Company’s net operating tax loss carryforwards could result in the event of certain changes in the Company’s ownership.

12.	STOCK INCENTIVE PLANS

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

The Company adopted SFAS No. 123R using the modified prospective method, which requires the Company to record compensation expense for the fair value of all awards granted after the date of adoption, and for the fair value of the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated to reflect the adoption of SFAS No. 123R. After assessing

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternative valuation models and amortization assumptions, the Company chose to continue using the Black-Scholes valuation model and recognition of compensation expense over the requisite service period of the grant.

During the year ended December 31, 2006, the Company recorded stock-based compensation expense as follows (in thousands):

Vesting of stock options	$5,524
Vesting of Restricted Stock Units	4,446
Vesting of restricted Class A common stock	419

$10,389

The adoption of SFAS No. 123R resulted in an increase to selling, general and administrative expenses, loss before income taxes and net loss of approximately $3.7 million, or $0.05 per share for the year ended December 31, 2006 over what the Company would have recorded under the original provisions of SFAS No. 123. Stock-based compensation expense in 2006 includes $0.7 million resulting from the accelerated vesting of certain awards in connection with the separation agreement that the Company entered into in 2006 with its former chief operating officer.

On November 7, 2005, the Company reserved 50,000,000 shares of Class A common stock for issuance in connection with stock awards to its chief executive officer and its then president and chief operating officer and additional awards the Company agreed to make under the Amended and Restated Stockholder Agreement between the Company and NBCU. In connection with this agreement, the Company adopted the 2006 Stock Incentive Plan, which was approved by the Company’s stockholders on June 23, 2006, and provides for a maximum of 50,000,000 shares of common stock to be issued pursuant to awards granted under the plan. Awards may consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. As of December 31, 2006 the Company had 24,000,000 shares available for future awards under this plan. The Company also had, as of December 31, 2006, 2,714,443 shares available for future awards under previously adopted stock incentive plans.

Stock Options

On December 6, 2006, the Company reserved 666,667 shares of Class A common stock in connection with an employment agreement with one of its senior executives. On November 7, 2005, the Company granted options to purchase an aggregate of 8,333,334 shares of Class A common stock at a price of $0.42 per share and 8,333,333 shares of Class A common stock at a price of $1.25 per share to its chief executive officer and to its then president and chief operating officer, which vest on each of the eighteenth, twenty-fourth, thirty-sixth and forty-eighth month anniversaries of the grant date, subject to the early vesting provisions contained in the executives’ respective employment agreements. On October 17, 2006, in connection with the aforementioned separation agreement, 666,667 options, with a grant date fair value of $0.4 million, vested. Any shares of common stock received by the holders upon the exercise of the stock options granted in 2005 or 2006 will be subject to certain restrictions on voting and transferability, and will not be permitted to participate in the Tender Offer, if it takes place, described in Note 2.

As of December 31, 2006, the Company had 17,238,081 stock options outstanding, of which 1,260,581 were fully vested.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity in the Company’s stock option plans for the year ended December 31, 2006 is as follows:

			Non-Qualified Options
	Options Granted Under Stock Incentive Plans		Granted Outside of Stock Incentive Plans
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, January 1, 2006	18,042,174	$0.89	522,500	$3.04
Granted	—	—	—	—
Cancelled	(797,677)	2.32	(500,000)	2.85
Exercised	(6,416)	0.01	—	—

Outstanding, December 31, 2006	17,238,081	0.83	22,500	7.25

Weighted average fair value of options granted during the year		$—		$—

Stock options with an aggregate intrinsic value of approximately $5,000 were exercised during the year ended December 31, 2006. The aggregate intrinsic value of options expected to vest as of December 31, 2006 was approximately $0.9 million. The following table summarizes information about vested and exercisable stock options outstanding at December 31, 2006:

		Weighted
	Number	Average	Intrinsic
	Outstanding	Remaining	Value
	December 31,	Contractual	December 31,
Exercise Prices	2006	Life	2006
			(In thousands)

$0.01	515,914	2.4
$0.42	333,334	5.9
$1.25	333,333	5.9
$2.11	2,500	0.3
$3.42	18,000	0.4
$7.25	22,500	5.0
$7.25	35,000	1.4

Total	1,260,581		$279

The Company expects to recognize approximately $4.8 million of additional compensation expense from 2007 through 2009 (a weighted average period of 1.5 years) for stock options that are not currently vested. In addition, the Company’s employment contract with its chief executive officer requires, under certain circumstances, cash separation payments in consideration of stock options previously awarded. As a result, during 2006 the Company reclassified $4.5 million from stockholders’ equity to Contingent Common Stock and Stock Option Purchase Obligations.

Restricted Stock Units

On November 7, 2005, the Company awarded RSUs with respect to an aggregate of 9,333,333 shares of Class A common stock to its chief executive officer and to its then president and chief operating officer. Each RSU notionally represents one share of the Company’s Class A common stock. Under the terms of the respective RSU grants, 1,333,333 RSUs have a purchase price of $0.01 and the remaining 8.0 million RSUs have no purchase price. One million RSUs were awarded under the 1998 Stock Incentive Plan and will vest in five equal annual

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installments. The remaining RSUs were awarded under the new stock incentive plan discussed above, and vest in 25% increments on each of the eighteenth, twenty-fourth, thirty-sixth and forty-eighth month anniversaries of November 7, 2005, subject to the early vesting provisions contained in the executives’ respective employment agreements. In addition, the Company reserved 333,333 shares of Class A common stock on December 6, 2006 in connection with an employment agreement with one of its senior executives. These shares were valued based on the closing price of the Company’s common stock on December 6, 2006, and their fair value was approximately $0.2 million. On October 17, 2006, in connection with the aforementioned termination of an executive employment agreement, 1,333,333 RSUs, with a grant date fair value of $1.2 million, vested. No other RSUs were vested at December 31, 2006, and the intrinsic value of the vested RSUs was $0.7 million. The intrinsic value of RSUs expected to vest in the future is $4.2 million as of December 31, 2006. These RSUs have a remaining contractual term of 2.9 years.

The Company expects to recognize approximately $3.2 million of additional compensation expense from 2007 through 2009 (a weighted average period of 1.5 years) for RSUs that are not currently vested. Any shares of common stock received by the holders in settlement of RSUs will be subject to certain restrictions on voting and transferability, and will not be permitted to participate in the Tender Offer, if it takes place, described in Note 2.

Restricted Common Stock

In April 2005, the Company amended the terms of the stock option agreements of eligible holders to permit those persons holding unvested stock options to exercise, during a one business day period, the unvested options and purchase unvested shares of Class A common stock. As a result of this offer, eligible holders exercised unvested options resulting in the issuance of an aggregate of 2,678,175 unvested shares of Class A common stock. At December 31, 2006, and 2005, 433,087 and 525,383 unvested shares were outstanding, with weighted average grant date fair values of $1.69 and $2.43 per share, respectively. During 2006, 216,102 shares, with an average grant date fair value of approximately $1.90 per share, vested. In addition, a total of 132,558 restricted shares, with a weighted average grant date fair value of $0.90 per share, were granted to the Company’s non-employee directors during 2006.

The Company determines the fair value of restricted common stock based on the closing market price of the Company’s Class A common stock on the date of grant. The Company recognizes compensation expense on a pro rata basis as these shares vest. The Company expects to recognize an aggregate of $0.2 million of compensation expense through 2010 (a weighted average period of 1.3 years) in connection with restricted common stock granted to employees and directors.

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

In June of 2006, following the approval of the Company’s stockholders, the Company’s certificate of incorporation was amended to increase the Company’s authorized common stock to 857,000,000 shares, consisting of 505,000,000 shares of Class A Common Stock, 35,000,000 shares of Class B Common Stock, and 317,000,000 shares of Class C Non-Voting Common Stock.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.  The fair values approximate the carrying values due to their short term nature.

Term loans and notes payable.  The fair value of the Company’s term loans and notes payable at December 31, 2005 approximates its carrying value as this debt was issued on December 30, 2005. The fair market value at December 31, 2006 is as follows:

Term Loans	$329,469
First Priority Notes	409,000
Second Priority Notes	425,250

$1,163,719

Mandatorily redeemable securities.  The fair value of the Company’s mandatorily redeemable preferred stock is estimated based on quoted market prices plus accumulated but unpaid dividends, except for the Series B preferred stock, which is estimated at the December 31, 2006 and 2005 aggregate liquidation preference plus accumulated dividends as no quoted market prices are available for these securities. The estimated fair value of the Company’s mandatorily redeemable preferred stock as of December 31, is as follows (in thousands):

	2006	2005

14 1/4% Junior Exchangeable Preferred	$466,301	$470,597
9 3/4% Convertible Preferred	74,193	108,369
11% Series B Convertible Preferred	689,377	622,709

	$1,229,871	$1,201,675

15.	COMMITMENTS AND CONTINGENCIES

Leases

Future minimum annual payments under non-cancelable operating leases for broadcasting facilities and equipment as of December 31, 2006 are as follows (in thousands):

2007	$18,567
2008	16,562
2009	13,589
2010	13,282
2011	11,573
Thereafter	83,312

$156,885

The Company incurred total operating expenses of approximately $21.4 million, $22.8 million and $25.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, under these leases. Some of the

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s operating leases contain terms whereby the rental payments decrease when the Company ceases broadcasting an analog signal. As discussed in Note 1, in the first quarter of 2006, federal legislation was enacted which set a definitive date for the completion of the transition from analog to digital broadcasting. As the Company recognizes rent expense on a straight line basis over the life of the lease, the definitive reduction in future payments for these leases resulted in a reduction in rent expense of approximately $0.6 million in 2006. In the fourth quarter of 2004, the Company recorded an adjustment in the amount of $4.0 million in order to recognize additional lease expense for lease arrangements that provide for escalating lease payments, approximately $3.1 million of which pertained to periods prior to 2004.

During 2005 the Company determined that certain of its operating leases contain provisions that constitute an asset retirement obligation, mainly as a result of towers on which the Company leases space for broadcast antennas and ground leases where the Company has constructed broadcast towers and installed related equipment. These leases require the Company to remove all of its equipment from the leased property upon the termination of the lease and, in certain cases, require the Company to restore the property to its original condition upon the termination of the lease. As a result, the Company recognized asset retirement obligations in the amount of $1.8 million for the estimated fair value of future expenditures the Company expects to incur as a result of the terms of the respective operating leases. In addition, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, the Company increased the carrying amount of the related property and equipment by $1.2 million, recorded accretion expense of $0.7 million and recorded depreciation expense of $0.5 million during 2005. A substantial portion of the liability recognized in 2005 pertains to prior periods. The Company recorded additional accretion expense on its asset retirement obligations of $0.2 million in 2006.

Employment Agreements

As of December 31, 2006 the Company is obligated under employment agreements with its management to make payments totaling approximately $5.7 million in 2007, $5.5 million in 2008 and $1.3 million in 2009. In addition, the employment agreements with the Company’s Chief Executive Officer may, under certain circumstances, require separation payments aggregating up to $7.5 million ($5.0 million after May 7, 2007) during the period ending November 7, 2009.

Investment Commitments

In 1997, the Company paid $2.0 million for an option to acquire a television station serving the Memphis, Tennessee market and simultaneously paid $2.0 million for an option to acquire a television station serving the New Orleans, Louisiana market. The Company may exercise its rights to acquire these television stations for an option exercise price of $18.0 million for each station beginning January 1, 2007 through December 31, 2008. The owners of these stations also have the right to require the Company to purchase these stations at any time after January 1, 2007 through December 31, 2008 at the same prices (see Note 19). These stations are currently operating under TBAs with the Company. The purchase of these assets is subject to various conditions, including the receipt of regulatory approvals. The completion of these investments is also subject to several factors and to the satisfaction of various conditions, and there can be no assurance that these investments will be completed.

Routine Litigation

The Company is involved in routine litigation from time to time in the ordinary course of its business. In the opinion of management, the ultimate resolution of these routine matters will not have a material effect on the Company’s consolidated financial position or results of operations and cash flows.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash operating, investing and financing activities are as follows (in thousands):

	For the Years Ending December 31,
	2006	2005	2004

Supplemental disclosures of cash flow information:
Cash paid for interest	$88,928	$58,087	$36,906

Cash paid for income taxes	$2,731	$297	$250

Non-cash investing and financing activities:
Dividends accrued on redeemable and convertible preferred stock	$82,375	$33,770	$56,175

Discount accretion on redeemable and convertible securities	$510	$506	$503

Reduction of stock subscription notes receivable through offset of deferred and other compensation	$—	$—	$37

17.	INVESTMENT IN JOINT VENTURE

On August 18, 2006, the Company entered into an agreement establishing a joint venture with NBCU and three other parties to launch a television service targeted to children. The service was launched in early September of 2006. During the year ended December 31, 2006, the Company contributed $2.4 million of cash to the joint venture to fund certain start-up activities and provide working capital, including a non-refundable payment to NBCU for the right to air the programming service on NBCU’s television networks. In addition, the Company agreed to carry the venture’s programming on its primary network for three hours per week and to make available to the venture a portion of its digital spectrum for the launch of a digital channel on which the programming service will be aired.

The Company has a 51% ownership interest in the joint venture, and is entitled to 51% of the venture’s profits and losses. Notwithstanding the Company’s ownership interest and share of the joint venture’s profits and losses, the Company does not have control over the operations of the joint venture. As a result, this entity is not consolidated into the Company’s financial statements.

The Company accounts for its investment in the joint venture under the equity method. During 2006 the Company recognized approximately $1.8 million as its share of the joint venture’s losses through December 31, 2006. This amount is reflected as a non-operating expense in the Company’s statement of operations.

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

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the first calendar quarter of each year and spend the least for commercial advertising during the third calendar quarter. The Company’s quarterly results of operations are as follows:

	For the 2006 Quarters Ended
	December 31(4)	September 30(3)	June 30(2)	March 31
	(In thousands except share and per share data)

NET REVENUES	$60,897	$53,338	$53,945	$60,716

Expenses, excluding depreciation and amortization	34,705	40,697	36,204	42,004
Depreciation and amortization	9,522	9,071	8,705	9,034

Total expenses	44,227	49,768	44,909	51,038

Gain (loss) on sale or disposal of property and equipment, net	2	(1,615)	(2)	(79)

Operating income	$16,672	$1,955	$9,034	$9,599

Net loss attributable to common stockholders	$(58,505)	$(72,731)	$(64,426)	$(60,967)

Basic and diluted loss per common share	$(0.80)	$(1.00)	$(0.89)	$(0.84)

Weighted average common shares outstanding	72,916,850	72,738,269	72,726,137	72,704,936

Stock price(1)
High	$0.83	$1.00	$0.94	$0.98
Low	$0.40	$0.78	$0.83	$0.87

(1)	The Company’s Class A common stock is listed on the American Stock Exchange under the symbol ION.

(2)	In the second quarter of 2006, a contract that no longer provides any economic benefit to the Company as a result of the 2005 restructuring (see Note 10) was amended, reducing the estimated amount due under the contract by approximately $7.2 million. As a result, the Company reduced its restructuring accrual by this amount and recorded a corresponding credit to restructuring charges in its statement of operations. The second quarter of 2006 also includes expenses of $6.6 million to write down to net realizable value and reduce the amortizable lives of certain programming.

(3)	In the third quarter of 2006, the Company recorded additional expenses of $1.6 million to reduce the amortizable lives of certain programming, and a charge of approximately $1.3 million related to the obsolescence and disposal of some of its property and equipment.

(4)	In the fourth quarter of 2006, the Company recorded a $2.1 million reduction in music license fees resulting from a retroactive revision to the fee structure employed by a music license organization.

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the 2005 Quarters Ended
	December 31(5)	September 30(4)	June 30(3)	March 31(2)
	(In thousands except share and per share data)

NET REVENUES	$63,241	$59,355	$63,270	$68,310

Expenses, excluding depreciation and amortization	52,858	69,753	46,863	66,494
Depreciation and amortization	10,749	8,973	10,119	8,952

Total expenses	63,607	78,726	56,982	75,446

Loss on sale or disposal of broadcast and other assets, net	(965)	(33)	(510)	(57)

Operating (loss) income	$(1,331)	$(19,404)	$5,778	$(7,193)

Net loss attributable to common stockholders	$(32,200)	$(105,204)	$(41,750)	$(95,877)

Basic and diluted loss per common share	$(0.45)	$(1.51)	$(0.60)	$(1.40)

Weighted average common shares outstanding	71,499,612	69,485,376	69,243,242	68,684,198

Stock price(1)
High	$1.15	$0.65	$1.56	$2.15
Low	$0.37	$0.42	$0.53	$0.48

(1)	The Company’s Class A common stock is listed on the American Stock Exchange under the symbol ION.

(2)	In the first quarter of 2005, the Company recorded $14.8 million of dividends pertaining to the period September 15, 2004 through December 31, 2004 in connection with an April 29, 2005 court ruling that the dividend rate on the Company’s Series B preferred stock be increased from 16.2% to 28.3% effective September 15, 2004 (see Notes 2 and 5).

(3)	In the second quarter of 2005, the Company settled an insurance claim and received cash of $16.8 million, which was recorded as a reduction in operating expenses (see Note 5). In addition, the Company reached a tentative settlement with the IRS regarding the disposition of its radio division in 1997 and its acquisition of television stations during the period following this disposition in a manner that the Company believed would qualify these transactions as a “like kind” exchange under Section 1031 of the Internal Revenue Code. As a result of the tentative settlement, the Company recorded an income tax benefit of $34.4 million (see Note 11). Also in the second quarter of 2005, the Company recorded additional depreciation expense of approximately $1.2 million due to the shortened amortizable lives of certain leasehold improvements at JSA locations in connection with the termination of the related JSA agreements (see Note 10).

(4)	In the third quarter of 2005, the Company recorded a restructuring charge of $24.3 million, which consisted primarily of the recognition of a liability for costs that will continue to be incurred under the remaining term of a contract that no longer provides any economic benefit to the Company (see Note 10).

(5)	On November 7, 2005, the Company issued to NBCU $188.6 million of aggregate liquidation preference Series B preferred stock in full satisfaction of the Company’s obligations for accrued and unpaid dividends on the Series B preferred stock through September 30, 2005, which aggregated $288.6 million as of that date, based on the aforementioned 28.3% dividend rate (see Notes 2 and 5). As a result, in the fourth quarter of 2005, the Company reduced its accrued dividends, and increased net income attributable to common stockholders, by $94.9 million, net of expenses incurred in connection with the restructuring of the terms of the Series B preferred stock. Also in the fourth quarter of 2005, the Company recorded stock-based compensation of $5.3 million related to the accelerated vesting of stock options as a result of the transactions described in Note 2 and $0.8 million of additional depreciation expense in connection with increases to property and equipment

ION MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting from the recognition of certain tax liabilities. In addition, the Company recorded a charge of approximately $1.0 million related to the obsolescence and disposal of some of its property and equipment.

19.	SUBSEQUENT EVENTS

On January 17, 2007, the Company received a proposal from NBCU and Citadel Limited Partnership (“Citadel”) for a restructuring of the Company’s outstanding common and preferred stock that, if implemented, would include a tender offer for the shares of the Company’s Class A common stock on the terms contemplated by the November 7, 2005 transaction between the Company, NBCU and Mr. Paxson (see Note 2). The proposal was amended on February 22, 2007 and on March 29, 2007. As amended, the proposal provides that the tender offer would be conducted by an affiliate of Citadel and would be extended to all holders of the Company’s outstanding shares of Class A common stock, other than the shares held by Mr. Paxson and his affiliates and certain shares issued after November 7, 2005 in connection with stock-based compensation awards made after that date to the Company’s employees and directors. The proposal contemplates that the tender offer would commence upon the earlier of FCC approval of the transfer to an affiliate of Citadel of NBCU’s call right on the voting securities held by affiliates of Mr. Paxson, or May 6, 2007, at a price determined by the formula set out in the Amended and Restated Stockholder Agreement, dated November 7, 2005 (see Note 2). The proposal would require the Company to conduct an exchange offer with the holders of the mandatorily redeemable preferred stock that the Company was unable to redeem in 2006 (see Note 5), under which accepting preferred stockholders would receive newly issued convertible subordinated debt of the Company. The Company’s board of directors, and the special committee of the board that was formed in June 2006 to explore potential strategic transactions and pursue third party expressions of interest in the Company, are evaluating the proposal. The proposal is not binding on the Company and has not been negotiated by or on behalf of the Company. The transactions contemplated by the proposal would be subject to numerous conditions, risks and uncertainties, and there is no assurance that the proposal would be approved by the Company’s board of directors, or that any proposal that may ultimately be approved by the Company’s board of directors will actually be consummated.

As contemplated by the Amended and Restated Stockholder Agreement, on February 16, 2007 the Company’s board of directors approved an affiliate of Citadel as a permitted transferee of NBCU’s Call Right on the voting securities held by affiliates of Mr. Paxson.

On February 16, 2007, representatives of certain holders of the 14 1/4% Junior Exchangeable Preferred Stock presented an alternative proposal to the Company’s board of directors for a proposed recapitalization transaction in which all of the outstanding preferred stock and common stock would be either exchanged for other securities, redeemed or cancelled and retired. The proposal is preliminary in nature and is being evaluated by the Company’s board of directors and the special committee of the board. The proposal is not binding on and was not negotiated by or on behalf of the Company. The transactions contemplated by either proposal would be subject to numerous conditions, risks and uncertainties, and there is no assurance that either proposal would be approved by the Company’s board of directors, or that any proposal that may ultimately be approved by the Company’s board of directors will actually be consummated.

On January 19, 2007, the owner of the television station serving the New Orleans market (see Note 15), exercised his right to require the Company to purchase this station for a purchase price of $18 million. The Company has been in discussions with the station owner regarding the timing and other terms and conditions of our purchase of the station. The value of this station has been adversely affected by developments in the New Orleans television market related to the effects of Hurricane Katrina, and there can be no assurance that the current value of this station equals or exceeds the price at which the Company is obligated to purchase the station.

SCHEDULE II

ION MEDIA NETWORKS, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2006

	Column A	Column B		Column C	Column D		Column E
		Additions
		Charged
	Balance at	to Costs
	Beginning	and					Balance at
	of Year	Expenses		Other	Deductions		End of Year
	(In thousands)

December 31, 2006: For the year ended
Allowance for doubtful accounts	$397	$(26)			$(100	)(1)	$271
Deferred tax assets valuation allowance	$484,989	$46,270			$—		$531,259
Restructuring reserves	$22,047	$(6,309	)(5)		$(14,869	)(3)	$869
December 31, 2005: For the year ended
Allowance for doubtful accounts	$648	$(27)		$—	$(224	)(1)	$397
Deferred tax assets valuation allowance	$434,062	$88,093	(2)		$(37,166	)(4)	$484,989
Restructuring reserves	$2	$30,489		$—	$(8,444	)(3)	$22,047
For the year ended December 31, 2004:
Allowance for doubtful accounts	$1,090	$155		$—	$(597	)(1)	$648
Deferred tax assets valuation allowance	$370,537	$63,525	(2)	$—	$—		$434,062
Restructuring reserves	$145	$(5)		$—	$(138	)(3)	$2

(1)	Write off of uncollectible receivables, net of recoveries.

(2)	Valuation allowance for net deferred tax assets due to uncertainty surrounding the Company’s utilization of future tax benefits.

(3)	Cash payments of contractual and lease obligations and termination benefits.

(4)	Reduction due to the utilization of net operating losses resulting from the tentative settlement with the IRS (see Note 11).

(5)	Reflects the amendment to a contractual obligation (see Note 10).