Form 10-Q
period 2007-03-31
ION MEDIA NETWORKS INC.
filed 2007-05-15
CIK 923877

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From TO
Commission File Number 1-13452
ION MEDIA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-3212788 (IRS Employer Identification No.)

601 Clearwater Park Road West Palm Beach, Florida (Address of principal executive offices)	33401 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2007:

Class of Stock	Number of Shares
Common stock-Class A, $0.001 par value per share	65,377,185
Common stock-Class B, $0.001 par value per share	8,311,639

ION MEDIA NETWORKS, INC.

Item 1. Financial Statements
ION MEDIA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,020	$58,601
Accounts receivable, net of allowance for doubtful accounts of $265 and $271, respectively	12,480	13,533
Program rights	3,235	3,573
Prepaid expenses and other current assets	4,771	5,159

Total current assets	79,506	80,866
Property and equipment, net	71,892	76,768
Intangible assets:
FCC license intangible assets	844,150	844,150
Other intangible assets, net	22,221	24,944
Program rights, net of current portion	129	—
Other assets	32,832	30,259

Total assets	$1,050,730	$1,056,987

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, CONTINGENT COMMON STOCK AND STOCK OPTION PURCHASE OBLIGATIONS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$29,990	$27,201
Accrued interest	24,075	24,604
Accrued restructuring charges	672	869
Obligations for program rights	4,302	3,991
Mandatorily redeemable preferred stock	640,301	620,020
Deferred revenue	12,292	10,274
Current portion of notes payable	76	75

Total current liabilities	711,708	687,034

Deferred revenue, net of current portion	9,499	9,832
Deferred income taxes	202,373	196,843
Term loans and notes payable, net of current portion	1,123,533	1,123,272
Other long-term liabilities	27,988	22,561

Total liabilities	2,075,101	2,039,542

Mandatorily redeemable and convertible preferred stock	881,142	860,406

Contingent Class B common stock and stock option purchase obligations	6,910	6,910

Commitments and contingencies (See Notes to Unaudited Consolidated Financial Statements)
Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 505,000,000 shares authorized, 65,320,057 and 65,040,728 shares issued and outstanding	65	65
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 317,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid in capital	613,515	612,276
Accumulated deficit	(2,515,614)	(2,457,184)
Accumulated other comprehensive loss	(10,397)	(5,036)

Total stockholders’ deficit	(1,912,423)	(1,849,871)

Total liabilities, mandatorily redeemable and convertible preferred stock, contingent common stock and stock option purchase obligations and stockholders’ deficit	$1,050,730	$1,056,987

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except share and per share data)

	For the Three Months Ended
	March 31,
	2007	2006
NET REVENUES (net of agency commissions)	$59,450	$60,716

EXPENSES:
Programming and broadcast operations (excluding depreciation and amortization shown separately below and including stock-based compensation of $16 and $33, respectively)	13,767	13,519
Program rights amortization	4,014	7,253
Selling, general and administrative (excluding depreciation and amortization shown separately below and including stock-based compensation of $1,223 and $2,382, respectively)	15,378	20,031
Depreciation and amortization	8,557	9,034
Time brokerage fees	1,145	1,145
Restructuring charges	—	56

Total operating expenses	42,861	51,038

Loss on sale or disposal of broadcast and other assets, net	(12)	(79)

Operating income	16,577	9,599
OTHER INCOME (EXPENSE):
Interest expense	(27,881)	(27,018)
Dividends on mandatorily redeemable preferred stock	(20,281)	(18,932)
Interest income	485	922
Equity in loss of unconsolidated investment	(1,028)	—
Other expense, net	(10)	(321)

Loss before income taxes	(32,138)	(35,750)
Income tax provision	(5,551)	(4,594)

Net loss before minority interest	(37,689)	(40,344)
Minority interest	(5)	(42)

Net loss	(37,694)	(40,386)

Dividends and accretion on redeemable and convertible preferred stock	(20,736)	(20,581)

Net loss attributable to common stockholders	$(58,430)	$(60,967)

Basic and diluted loss per common share	$(0.80)	$(0.84)

Weighted average shares outstanding	73,007,732	72,704,936

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31 2007 (Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Class A	Class B	Capital	Deficit	Loss	Deficit
Balance at January 1, 2007	$65	$8	$612,276	$(2,457,184)	$(5,036)	$(1,849,871)
Stock-based compensation	—	—	1,239	—	—	1,239
Dividends and accretion on redeemable and convertible preferred stock	—	—	—	(20,736)	—	(20,736)
Unrealized loss on interest rate swap	—	—	—	—	(5,361)	(5,361)
Net loss	—	—	—	(37,694)	—	(37,694)

Balance at March 31, 2007	$65	$8	$613,515	$(2,515,614)	$(10,397)	$(1,912,423)

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(37,694)	$(40,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,557	9,034
Stock-based compensation	1,239	2,415
Non-cash restructuring charges	12	321
Program rights amortization	4,014	7,253
Non-cash barter, net	—	(74)
Program rights payments and deposits	(3,494)	(1,448)
Obligations to CBS	—	(2,231)
Provision for doubtful accounts	(4)	30
Deferred income tax provision	5,530	4,756
Loss on sale or disposal of broadcast and other assets, net	12	79
Equity in loss of joint venture	1,028	—
Dividends and accretion on 14 1/4% mandatorily redeemable preferred stock	20,281	18,932
Amortization of debt discount	281	280
(Increase) decrease in operating assets:
Accounts receivable	1,058	2,338
Amounts due from Crown Media	—	697
Prepaid expenses and other current assets	388	(949)
Other assets	(1,199)	1,064
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	2,185	(3,789)
Accrued restructuring charges	(209)	(4,749)
Accrued interest	(529)	25,252
Deferred revenue	1,685	(902)

Net cash provided by operating activities	3,141	17,923

Cash flows from investing activities:
Investment in unconsolidated affiliate	(2,000)	—
Purchases of property and equipment	(739)	(4,847)
Purchases of intangible assets	—	(545)
Proceeds from sale of property and equipment	36	29

Net cash used in investing activities	(2,703)	(5,363)

Cash flows from financing activities:
Repayments of long-term debt	(19)	(18)
Payments of loan origination costs	—	(1,212)
Proceeds from exercise of stock options, net of withholding taxes paid	—	8

Net cash used in financing activities	(19)	(1,222)

Increase in cash and cash equivalents	419	11,338

Cash and cash equivalents, beginning of period	58,601	90,893

Cash and cash equivalents, end of period	$59,020	$102,231

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
     The Company’s business operations presently do not provide sufficient cash flow to support its debt service and to pay cash dividends on or meet the redemption requirements of its preferred stock. The Company is endeavoring to improve its core business operations and increase its cash flow. As further described in Note 10, the Company plans to launch an exchange offer and consent solicitation to holders of its 13 1/4% Junior Exchangeable Preferred Stock, currently accruing dividends at the rate of 14 1/4% (the “14 1/4% Preferred Stock”) and 9 3/4% Series A Convertible Preferred Stock (the “9 3/4% Preferred Stock”) for newly issued convertible subordinated debt and preferred stock.
Basis of Presentation
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and related footnotes and discussions contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the United States Securities and Exchange Commission. Certain reclassifications have been made to the prior period financial statements to conform to the 2007 presentation.
     The financial information contained in the financial statements and notes thereto as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and Paxson Management Corporation (“PMC”), a special purpose entity that is being consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”). All intercompany balances and transactions have been eliminated in consolidation.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the most significant estimates involved in preparing the Company’s financial statements include estimates related to the accounting for leases, allowance for doubtful accounts and impairment of long-lived assets and Federal Communications Commission (“FCC”) licenses. The Company bases its estimates on historical experience and various other assumptions it believes are reasonable. Actual results could differ from those estimates. The Company’s significant accounting policies are described in “Note 1. Nature of the Business and Summary of Significant Accounting Policies” in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
2. ACQUISITION COMMITMENT
     The Company has options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owner of these stations has the right to require the Company to purchase these stations at any time after January 1, 2007 through December 31, 2008, at the same price. On January 19, 2007, the owner of the station serving the New Orleans market exercised its right to require the Company to purchase this station at a purchase price of $18 million. The terms of the option agreement between the Company and the station owner, as amended, contemplate the execution of an asset purchase agreement no later than June 15, 2007. The closing of the transaction is subject to FCC approval. The value of this station has been adversely affected by developments in the New Orleans television market related to the effects of Hurricane Katrina, and there can be no assurance that the value of this station upon acquisition will be equal to or exceed the price at which the Company is obligated to purchase this station.
3. TERM LOANS AND NOTES PAYABLE
     Term loans and notes payable consist of the following as of (in thousands):

	March 31, 2007	December 31, 2006
Term Loans due 2012	$325,000	$325,000
Floating Rate First Priority Senior Secured Notes due 2012	400,000	400,000
Floating Rate Second Priority Senior Secured Notes due 2013	405,000	405,000
Other	283	302

	1,130,283	1,130,302
Less: discount on Floating Rate Second Priority Senior Secured Notes	(6,674)	(6,955)
Less: current portion	(76)	(75)

	$1,123,533	$1,123,272

     On December 30, 2005, the Company borrowed $325.0 million of new term loans (the “Term Loans”) and issued $400.0 million of Floating Rate First Priority Senior Secured Notes due 2012 (the “First Priority Notes”) and $405.0 million of Floating Rate Second Priority Senior Secured Notes due 2013 (the “Second Priority Notes”). The $325.0 million of term loans and the First Priority Notes bear interest at a rate of LIBOR plus 3.25%, and are secured by first priority liens on substantially all of the Company’s assets. The Second Priority Notes bear interest at a rate of LIBOR plus 6.25%, and most of the Company’s obligations under the Second Priority Notes are secured by second priority liens on substantially all of the Company’s assets. For any interest period ending prior to January 15, 2010, the Company has the option to pay interest on the Second Priority Notes either (i) entirely in cash or (ii) in kind through the issuance of additional Second Priority Notes or by increasing the principal amount of the outstanding Second Priority Notes. If the Company elects to pay interest in kind on the Second Priority Notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. The Company paid cash interest on the Second Priority Notes for the interest payments that were made on January 16, 2007 and April 16, 2007, and has elected to pay cash interest on these notes for the interest period ending July 15, 2007.
     The term loan facility and the indentures governing the First Priority Notes and Second Priority Notes contain covenants which, among other things, limit the Company’s ability to incur more debt, pay dividends on or redeem outstanding capital stock, make certain investments, enter into transactions with affiliates, incur liens, sell assets, merge with any other person, or transfer substantially all of its assets. Subject to limitations, the Company may incur up to $650.0 million of additional subordinated indebtedness, which it may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. The Company will be required to make an offer to purchase the First Priority Notes and Second Priority Notes and repay the Term Loans with the proceeds of any sale of its stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other asset sales that it does not reinvest in its business. The Company will be required to make an offer to purchase a portion of the First Priority Notes and Second Priority Notes and repay a portion of the Term Loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of its television stations to the aggregate outstanding principal amount of the term loans and the Notes (excluding any Second Priority Notes it may issue in payment of interest on the Second Priority Notes) is less than 1.5 to 1.0. The holders of the First Priority Notes and Second Priority Notes and the lenders of the Term Loans have the right to require the Company to repurchase these obligations following the occurrence of certain changes in control.
     In connection with the transactions contemplated by the Master Transaction Agreement described in Note 10, the Company has agreed to seek to enter into arrangements for a third party to purchase any First Priority Notes, Second Priority Notes or Term Loans as to which the holders thereof elect to exercise any right they may have to require the Company to repurchase such debt. If the Company fails to enter into such arrangements in a timely manner, the Company has agreed to use its reasonable best efforts to obtain a waiver of any such right from the holders of at least a majority in aggregate principal amount of each of the First Priority Notes, Second Priority Notes and Term Loans outstanding at the time of the waiver. If neither the third party purchase arrangements nor the waiver is obtained prior to the closing of the exchange offer contemplated by the Master Transaction Agreement, the other parties to the Master Transaction Agreement have agreed to amend and restructure the transactions contemplated by the Master Transaction Agreement such that the right to require the Company to repurchase the First Priority Notes, Second Priority Notes and Terms Loans is not triggered.
     Events of default under the First Priority Notes, Second Priority Notes and Term Loans include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the failure to pay a monetary judgment against the Company in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding indebtedness, and the occurrence of certain bankruptcy events. At March 31, 2007, the Company was in compliance with all of its debt covenants.
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
     The Company accounts for its interest rate swaps as cash flow hedges; thus, changes in the fair value of the interest rate swaps are reported in other comprehensive loss. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged loans. The aggregate fair value of the Company’s interest rate swap arrangements was a liability of $10.4 million at March 31, 2007. During the three months ended March 31, 2007 and 2006, the Company did not recognize in the statement of operations any gain or loss from hedge ineffectiveness and did not exclude any component of its derivative instruments’ gain or loss from its assessment of hedge effectiveness. In addition, the Company anticipates that the cash flow hedge will be highly effective over the next twelve months, and the Company does not anticipate reclassifying into its statement of operations any gains or losses currently within accumulated other comprehensive loss.
     During the three months ended March 31, 2007 and 2006, no gains or losses were recognized into earnings as a result of the discontinuance of the cash flow hedges.
4. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK
     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock for the three months ended March 31, 2007 (in thousands except share data):

	9 3/4%	11% Series B
	Convertible	Convertible
	Preferred	Exchangeable
	Stock	Preferred Stock	Total
Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2007	$171,029	$689,377	$860,406
Accrual of cumulative dividends	4,070	16,666	20,736

Balance at March 31, 2007	$175,099	$706,043	$881,142

Aggregated liquidation preference and accumulated dividends at March 31, 2007	$175,099	$706,043	$881,142
Shares authorized	17,500	60,607	78,107
Shares issued and outstanding	16,696	60,607	77,303
Accrued dividends	$8,139	$99,973	$108,112

14 1/4% Junior
Exchangeable
Preferred
Mandatorily redeemable preferred stock:	Stock
Balance at January 1, 2007	$620,020
Accrual of cumulative dividends	20,281

Balance at March 31, 2007	$640,301

Aggregated liquidation preference and accumulated dividends at March 31, 2007	$640,301
Shares authorized	72,000
Shares issued and outstanding	56,931
Accrued dividends	$70,986

     The Company was required to redeem the 14 1/4% Preferred Stock and 9 3/4% Preferred Stock for cash by November 15, 2006 and December 31, 2006, respectively. The Company was unable to redeem these securities at the required redemption dates and does not anticipate having sufficient financial resources to redeem these securities at any time in the foreseeable future. The terms of the Company’s outstanding debt limit the amount of these securities that it is permitted to redeem, and dividends continue to accrue on these securities based on their current aggregate liquidation preference. As their sole and exclusive remedy for the Company’s failure to redeem the preferred stock as required, the holders of each series had the right, each voting separately and as one class, to elect two additional members to the Company’s board of directors. As a result, effective as of April 2, 2007, four additional members were added to the Company’s board of directors. See Note 10 for further information.
5. PER SHARE DATA
     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable and convertible preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.
     As of March 31, 2007 and 2006, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	March 31,
	2007	2006
Stock options	17,258	18,551
Restricted Class A common stock outstanding and Restricted Stock Units	10,942	9,921
Class A common stock reserved for issuance under convertible securities	313,469	312,979

	341,669	341,451

6. COMPREHENSIVE LOSS
     Comprehensive loss consists of the following:

	For the Three Months Ended
	March 31,
	2007	2006
Net loss	$(37,694)	$(40,386)
Unrealized (loss) gain on cash flow hedge	(5,361)	6,433

Comprehensive loss	$(43,055)	$(33,953)

7. RESTRUCTURING
     During 2005, the Company adopted a plan to substantially reduce or eliminate its sales of spot advertisements that were based on audience ratings and to focus its sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. The following summarizes the activity in the Company’s restructuring accrual for the three months ended March 31, 2007 (in thousands):

		Amounts
	Balance	Charged to			Balance
	December 31,	costs and		Cash	March 31,
	2006	expenses	Accretion	Payments	2007
Contractual obligations and other costs	$869	$—	$12	$(209)	$672

8. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information and non-cash financing activities are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$27,244	$188

Cash paid for income taxes	$132	$34

Non-cash financing activities:
Dividends on redeemable and convertible preferred stock	$20,736	$20,454

Discount accretion on redeemable and convertible securities	$—	$127

9. NEW ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and is effective for fiscal years beginning after December 15, 2006. Adoption of this interpretation on January 1, 2007 did not have a material effect on the Company’s financial position or results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that FAS 159 will have on its financial condition, results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires sponsors of defined benefit plans to, among other things, recognize the funded status of a benefit plan in its statement of operations and recognize in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules. It also modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and the measurement elements are effective for fiscal years ending after December 15, 2008. As the Company does not sponsor any defined benefit plans, SFAS No. 158 will not have an effect on the Company’s financial position or results of operations.
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
10. SUBSEQUENT EVENTS
     On May 3, 2007, the Company entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with NBC Universal, Inc. (“NBCU”), NBC Palm Beach Investment I, Inc. (“NBC Palm Beach I”), NBC Palm Beach Investment II, Inc. (“NBC Palm Beach II,” and together with NBCU and NBC Palm Beach I, the “NBCU Entities”) and CIG Media LLC (“Purchaser”) providing for a recapitalization of the Company. The transactions contemplated by the Master Transaction Agreement are referred to herein collectively as the “Transactions.”
     Pursuant to the Master Transaction Agreement, concurrently with NBC Palm Beach II’s assignment to Purchaser of all of NBC Palm Beach II’s rights and obligations under a Call Agreement, dated November 7, 2005 (the “Call Agreement”), among NBC Palm Beach II and Lowell W. Paxson, Second Crystal Diamond Limited Partnership and Paxson Enterprises, Inc. (together, the “Paxson Stockholders”), including its right (the “Call Right”) to acquire 15,455,062 outstanding shares of Class A Common Stock and 8,311,639 shares of Class B Common Stock of the Company (the “Call Shares”) held by the Paxson Stockholders, Purchaser exercised the Call Right and commenced a cash tender offer (the “Offer”) to purchase any and all shares of the Company’s Class A Common Stock (each, a “Share”) at a price of $1.46 per Share (the “Offer Price”) on May 4, 2007 (the “Commencement Date”). The closing of the exercise of the Call Right (the “Call Closing”) is conditioned on the completion of the Offer, the payment of the exercise price of $0.25 per share of Class A Common Stock and $0.29 per share of Class B Common Stock, and the receipt of required regulatory approvals, including approval by the Federal Communications Commission of Purchaser’s acquisition of the Call Shares.

     Pursuant to the Master Transaction Agreement, Purchaser purchased for cash, on the Commencement Date, $100,000,000 of the Company’s 11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013 (the “Series B Notes”). Upon the closing or expiration of the Exchange Offer (as defined below), Purchaser will purchase, for cash, up to an additional $15,000,000 of the Company’s Series B Notes, not to exceed the amount of expenses incurred by the Company in connection with the Transactions.
     Pursuant to the Master Transaction Agreement, on the Commencement Date, NBC Palm Beach I surrendered and delivered to the Company $210,000,000 aggregate liquidation preference of 11% Series B Convertible Exchangeable Preferred Stock (the “11% Series B Preferred Stock”) in exchange for $210,000,000 aggregate stated liquidation preference of newly-issued Series F Non-Convertible Preferred Stock (the “Series F Non-Convertible Preferred Stock”). NBC Palm Beach I, in turn, transferred on the Commencement Date that Series F Non-Convertible Preferred Stock to Purchaser.
     The Master Transaction Agreement requires the Company, as soon as reasonably practicable following the Commencement Date, to launch an exchange offer (the “Exchange Offer”) for the outstanding shares of 14 1/4% Preferred Stock and 9 3/4% Preferred Stock (together, the “Senior Preferred Stock”).
     Under the Exchange Offer, if holders of more than 50% of each class of Senior Preferred Stock tender in the Exchange Offer, then:
•	For each tendered share of 14 1/4% Preferred Stock, the holder will receive $7,000 principal amount of 11% Series A Mandatorily Convertible Senior Subordinated Notes due 2013 (the “Series A Notes”) and $1,000 initial liquidation preference of 12% Series A-1 Mandatorily Convertible Preferred Stock (the “Series A-1 Convertible Preferred Stock”), which would rank senior to all currently outstanding preferred stock; and

•	For each tendered share of 9 3/4% Preferred Stock, the holder will receive $4,000 principal amount of Series A Notes and $1,000 initial liquidation preference of Series A-1 Convertible Preferred Stock.
     If holders of 50% or less of either class of the Senior Preferred Stock tender in the Exchange Offer (a “Minority Exchange”), then:
•	For each tendered share of 14 1/4% Preferred Stock, the holder will receive $7,500 principal amount of Series A Notes and $500 initial liquidation preference of 12% Series B Mandatorily Convertible Preferred Stock (the “12% Series B Preferred Stock”); and

•	For each tendered share of 9 3/4% Preferred Stock, the holder will receive $4,500 principal amount of Series A Notes and $500 initial liquidation preference of 12% Series B Preferred Stock.
     The Exchange Offer is subject to several conditions, including among others, (a) absence of (i) litigation challenging the Exchange Offer, (ii) an injunction or change of law prohibiting or materially limiting the Exchange Offer, or (iii) a material adverse effect on the business, operations or financial condition of the Company and its subsidiaries, taken as a whole, (b) closing of the Offer, and (c) accuracy of representations and warranties (to the extent failure to be so accurate would reasonably be expected to have a material adverse effect) and compliance in all material respects by the Company of its covenants and agreements contained in the Master Transaction Agreement.
     Contingent Exchange. If at the closing of the Exchange Offer the Company has accepted for exchange less than 90% of the outstanding shares of each class of Senior Preferred Stock owned by holders other than Purchaser, then, promptly following the closing of the Exchange Offer, (i) NBC Palm Beach I will be entitled to exchange up to $375,000,000 aggregate stated liquidation preference of 11% Series B Preferred Stock with the Company for an equal principal amount of Series B Notes, and (ii) Purchaser will be entitled to exchange up to $95,584,689 aggregate stated liquidation preference of 8% Series C Non-Convertible Preferred Stock (the “Series C Non-Convertible Preferred Stock”) or 8% Series A-2 Non-Convertible Preferred Stock (the “Series A-2 Non-Convertible Preferred Stock”), as applicable, with the Company for an equal principal amount of Series B Notes. The aggregate stated liquidation preference so exchangeable will be determined pursuant to the methodology set forth in Schedule 5.04 of the Master Transaction Agreement.
     Notwithstanding the immediately preceding paragraph, if the Exchange Offer expires without any shares of Senior Preferred Stock being accepted for exchange by the Company, promptly following the expiration of the Exchange Offer, subject to certain exceptions (i) Purchaser will be entitled to exchange 9,386.46875 shares of 14 1/4% Preferred Stock and 262.33603 shares of 9 3/4% Preferred Stock held by Purchaser with the Company for $76,403,430 aggregate principal amount of Series B Notes, (ii) NBC Palm Beach I will be entitled to exchange $375,000,000 aggregate stated liquidation preference of 11% Series B Preferred Stock with the Company for an equal principal amount of Series B Notes and (iii) Purchaser will be entitled to exchange $95,584,689 aggregate stated liquidation preference of Series C Non-Convertible Preferred Stock or Series A-2 Non-Convertible Preferred Stock, as applicable, with the Company for an equal principal amount of Series B Notes (the alternative contingent exchange described in this paragraph or the contingent exchange described in the immediately preceding paragraph, as the case may be, the “Contingent Exchange”).

     Exchange of 11% Series B Preferred Stock. Promptly following the closing of the Exchange Offer or immediately prior to the Contingent Exchange, as applicable, NBC Palm Beach I will exchange with the Company all the remaining 11% Series B Preferred Stock it holds, including its right to all accrued and unpaid dividends thereon, for (i) $31,070,000 aggregate stated liquidation preference of Series E-1 Mandatorily Convertible Preferred Stock (the “Series E-1 Convertible Preferred Stock”), (ii) NBCU Option II (as defined below) and (iii) 8% Series D Mandatorily Convertible Preferred Stock (the “Series D Convertible Preferred Stock”) with an aggregate stated liquidation preference equal to $21,070,000 less than the aggregate stated liquidation preference of the 11% Series B Preferred Stock so exchanged.
     Exchange of Series F Non-Convertible Preferred Stock. Promptly following the closing of the Exchange Offer or immediately prior to the Contingent Exchange, as applicable, Purchaser will exchange (i) $95,584,689 aggregate stated liquidation preference of Series F Non-Convertible Preferred Stock (transferred by NBC Palm Beach I to Purchaser on the Commencement Date) with the Company for $95,584,689 aggregate stated liquidation preference of (a) Series A-2 Non-Convertible Preferred Stock or (b) in the case of a Minority Exchange, Series C Non-Convertible Preferred Stock and (ii) $114,961,259 aggregate stated liquidation preference of Series F Non-Convertible Preferred Stock for $200,000,000 aggregate stated liquidation preference of Series E-2 Mandatorily Convertible Preferred Stock.
     Exchange of Series A-2 Non-Convertible Preferred Stock or Series C Non-Convertible Preferred Stock. Promptly following the Call Closing, Purchaser will be entitled to exchange the Series C Non-Convertible Preferred Stock or Series A-2 Non-Convertible Preferred Stock, as the case may be (received upon the exchange of the Series F Non-Convertible Preferred Stock described above), for 8% Series C Mandatorily Convertible Preferred Stock (the “Series C Convertible Preferred Stock”) with an equal aggregate stated liquidation preference. If the Call Closing does not occur before the deadline set forth in the Call Agreement or the FCC approval for Purchaser’s acquisition of the Call Shares is denied, NBC Palm Beach I will exchange its Series B Notes, if any, received in the Contingent Exchange with Purchaser for an equal aggregate stated liquidation preference of Series A-2 Non-Convertible Preferred Stock or Series C Non-Convertible Preferred Stock, as the case may be. To the extent either of Purchaser or NBC Palm Beach I holds any Series A-2 Non-Convertible Preferred Stock or Series C Non-Convertible Preferred Stock after such exchange, it will be entitled to exchange with the Company any Series A-2 Non-Convertible Preferred Stock for an equal aggregate stated liquidation preference of 12% Series A-3 Mandatorily Convertible Preferred Stock (the “Series A-3 Convertible Preferred Stock”) and any Series C Non-Convertible Preferred Stock for an equal aggregate stated liquidation preference of Series C Convertible Preferred Stock.
     The Master Transaction Agreement requires the Company to effect a Reverse Stock Split (the “Reverse Stock Split”) promptly following the Call Closing. The consummation of the Reverse Stock Split is conditioned, among other things, upon (i) the Offer being completed, (ii) the approval of the Reverse Stock Split by the requisite vote of the holders of the Company’s common stock outstanding and entitled to vote on the matter, (iii) receipt of FCC approval for Purchaser’s acquisition of the Call Shares, (iv) no law, regulation or other requirement of any governmental authority making the Reverse Stock Split illegal being in effect and (v) the Call Closing having occurred. In the Reverse Stock Split, each Share issued and outstanding shall be converted into and become such fraction of a fully paid and nonassessable Share as shall be determined by the Company, Purchaser and the NBCU Entities such that each holder of Shares, other than Purchaser, would be eligible to receive, in respect of all its Shares, less than a whole Share upon completion of the Reverse Stock Split. If, however, Purchaser does not own the greatest number of Shares immediately prior to the Reverse Stock Split, the applicable ratio for converting the Shares will be such that every holder of Shares (including Purchaser) would be entitled to receive, in respect of all its Shares, less than a whole Share upon completion of the Reverse Stock Split. No fractional Shares will be issued in connection with the Reverse Stock Split. Instead, any holder of Shares who would otherwise be entitled to receive less than a whole Share will be paid in cash the dollar amount (rounded to the nearest cent), without interest, determined by multiplying the number of Shares (prior to the Reverse Stock Split) held by such holder by the Offer Price. Immediately prior to the Reverse Stock Split, Purchaser shall make a capital contribution to the Company in the amount necessary to make any payments required to be made to security holders of the Company in connection with the Reverse Stock Split.
     Each share of Class B Common Stock issued and outstanding at the time of the Reverse Stock Split will be converted into and become a fractional number of fully paid and nonassessable shares of Class B Common Stock pursuant to the same ratio that is applied to the Shares. Fractional shares of Class B Common Stock will remain outstanding after the Reverse Stock Split and the Company will issue new stock certificates for such fractional shares.
     Pursuant to the Master Transaction Agreement, the following agreements and documents were entered into by the Company on the Commencement Date:
•	An Indenture between the Company and The Bank of New York Trust Company, N.A. (the “Series B Notes Indenture”);

•	a Call Agreement between the Company and NBC Palm Beach I (“NBCU Option II”);

•	a Class A Common Stock Purchase Warrant issued by the Company to Purchaser (the “Warrant”);

•	a New Stockholders’ Agreement between the Company, Purchaser and NBCU (the “New Stockholders’ Agreement”);

•	a Registration Rights Agreement between the Company, Purchaser and the NBCU entities (the “Series B Subordinated Debt Registration Rights Agreement”); and

•	a Registration Rights Agreement between the Company, Purchaser and NBCU (the “New Registration Rights Agreement”).
     The following is a summary, which does not purport to be complete, of the material provisions of the documents listed above.
     Series B Notes Indenture. For a description of the Series B Notes Indenture, see below under “11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013.”
     NBCU Option II. Pursuant to NBCU Option II, the Company granted to NBC Palm Beach I an irrevocable right to purchase 26,688,361 shares of Class B Common Stock. In exchange for the option, NBC Palm Beach I will surrender and deliver on the Call Closing shares of 11% Series B Preferred Stock it owns, in an amount representing aggregate accrued and unpaid dividends on the 11% Series B Preferred Stock as determined in accordance with the Master Transaction Agreement. The exercise price of the option is $0.50 per share of Class B Common Stock, payable in cash. The option is exercisable at any time during the five-year period beginning on the Call Closing and will automatically renew for additional five-year periods. Upon each extension, the Put/Call Agreement by and between Purchaser and NBCU, dated May 4, 2007, shall automatically extend to be co-terminus with NBCU Option II. The holder of NBCU Option II may exercise the option at any time subject to FCC regulations and any other required governmental approvals. The NBCU Option II is freely transferable upon the later to occur of six months following the Commencement Date and FCC approval of the Transactions.
     The Warrant. Under the Warrant, Purchaser will have the right to purchase up to 100,000,000 Shares at an exercise price of $0.75 per Share, payable in cash. The term of the Warrant is seven years beginning on the date of issuance.
     New Stockholders’ Agreement. The New Stockholders’ Agreement provides that, from and after the earlier to occur of (i) the Call Closing and (ii) the purchase of the Call Shares by the Company if the Call Closing fails to occur as provided in the Call Agreement (the “Relevant Effective Date”), the Board shall be comprised of 13 directors or such other number of directors as the Board may agree (subject to the approval rights described below). For so long as Purchaser and its affiliates hold the majority of the outstanding voting power of the Company, Purchaser has the right to designate seven directors. If Purchaser and its affiliates hold less than 50% but more than 20% of the outstanding voting power, Purchaser has the right to designate two directors. If NBCU and its affiliates hold more than 20% of the outstanding voting power, they will be entitled to designate two directors, and if they hold a majority of such voting power, they will have the right to designate seven directors. The New Stockholders’ Agreement also give NBCU and Purchaser rights to approve certain actions involving the Company.
     Series B Subordinated Debt Registration Rights Agreement. The Series B Subordinated Debt Registration Rights Agreement provides for certain registration rights for the benefit of Purchaser and the NBCU Entities after an initial public offering of a class of equity securities of the Company. The Company is required, upon demand of Purchaser, the NBCU Entities or holders of a majority of the Series B Notes to file a shelf registration statement with the SEC, under the Securities Act of 1933, as amended (the “Securities Act”), to cover resales of the Series B Notes.
     The New Registration Rights Agreement. The New Registration Rights Agreement provides for certain registration rights for the benefit of NBCU and Purchaser after an initial public offering of a class of equity securities of the Company. The Company is required, upon the demand of NBCU or Purchaser, to register (under the Securities Act) Shares and shares of Class D Common Stock that are outstanding or issued on the basis of a conversion of the Series A Notes, the Series B Notes, the Series A-1 Convertible Preferred Stock, the Series A-3 Convertible Preferred Stock, the 12% Series B Preferred Stock, the Series C Convertible Preferred Stock or the Series D Convertible Preferred Stock. In addition, NBCU and Purchaser have the right to “piggy-back” on the Company’s registration statement in certain circumstances.
     In connection with the Transactions, the Company issued or will issue the following debt instruments.
     11% Series A Mandatorily Convertible Senior Subordinated Notes due 2013
     The Series A Notes will be governed by the terms of an indenture to be entered into by the Company and an indenture trustee (the “Series A Notes Indenture”), and will bear interest at an 11% simple annual interest rate, payable quarterly in arrears, in cash, which shall accrue to the extent not paid in cash. The Series A Notes will mature on July 31, 2013, and will not be callable prior to maturity. The Series A Notes will be convertible on both an optional and a mandatory basis into shares of Class D Common Stock at a conversion price of $0.90 per share of Class D Common Stock, increasing at a rate per annum of 11% from the issuance of the Series A Notes through the date of conversion. The Series A Notes will rank junior to the Term Loans, First Priority Notes and Second Priority Notes and pari passu with the Series B Notes.
     11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013
     The Series B Notes are governed by the terms of the Series B Notes Indenture, dated May 4, 2007. The Company agreed to issue and sell, on either the date of the closing of, or the expiration of, the Exchange Offer, additional Series B Notes in an aggregate principal amount of up to $15,000,000. In addition, in the event of a Contingent Exchange, the Company shall issue Series B Notes to NBC Palm Beach I and Purchaser.
     The Series B Notes bear interest at an 11% simple annual interest rate payable quarterly in arrears, in cash, which shall accrue to the extent not paid in cash. The Series B Notes will mature on July 31, 2013, and are not callable prior to maturity. The Series B Notes are convertible on both an optional and a mandatory basis into shares of Class A Common Stock at a conversion price of $0.75 per share, increasing at a rate per annum of 11% from the issuance of the Series B Notes through the date of conversion. The Series B Notes will rank junior to the Term Loans, First Priority Notes and Second Priority Notes and pari passu with the Series A Notes.
     Completion of the transactions contemplated by the Master Transaction Agreement may trigger an ownership change under Section 382 of the Internal Revenue Code. The Company’s ability to offset future taxable income that may be generated subsequent to any such ownership change with net operating losses generated prior to any ownership change may be significantly limited.
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
     Among the significant risks and uncertainties which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition are those included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and the following:
•	Our high level of debt and the restrictions imposed on us by the terms of our debt;

•	Our history of significant losses and negative cash flow;

•	Our failure to redeem our preferred stock at the scheduled redemption dates in the fourth quarter of 2006;

•	The risks associated with our new sales strategy, which includes a return to the general network spot advertising market, or a decline in the rates at which we sell long form paid programming;

•	The risk of loss of a portion of our distribution platform; and

•	Changes in the legal and regulatory environment affecting broadcasters.
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
     For the three-month periods ended March 31, 2007 and 2006, we generated net revenues of $46.7 million and $49.3 million, respectively, from the sale of infomercials. The remainder of our net revenues ($12.8 million and $11.4 million for the three-month periods ended March 31, 2007 and 2006, respectively) were generated primarily from the sale of direct response advertisements.
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
     While we expect that a substantial portion of our revenues will continue to be derived from long form paid programming, primarily infomercials, we are pursuing a more diversified revenue mix, which includes the reintroduction of classic TV series and popular movies through multiple content agreements with Warner Bros., Sony and NBCU, which we entered into during 2006. We have executed a programming agreement with RHI Entertainment (“RHI”), a company involved in the production and distribution of miniseries and movies for television, that will provide our television network with access to RHI’s library of over 4,000 hours of content as well as select original programming. Under this agreement, RHI will serve as our exclusive television programming supplier on Friday, Saturday and Sunday nights for an initial two-year period beginning June 29, 2007. RHI will plan and program the 7 p.m. to 11 p.m. time periods, totaling 12 hours of programming per week. The agreement also provides for the U.S. broadcast premiere of at least six new RHI productions each year.
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
     We have a history of significant losses, and our business operations presently do not provide sufficient cash flow to support our debt service requirements and to meet the redemption requirements of our preferred stock. On May 3, 2007, we entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with NBC Universal, Inc. (“NBCU”), NBC Palm Beach Investment I, Inc. (“NBC Palm Beach I”), NBC Palm Beach Investment II, Inc. (“NBC Palm Beach II,” and together with NBCU and NBC Palm Beach I, the “NBCU Entities”) and CIG Media LLC (“Purchaser”) providing for a recapitalization of our company.
     Pursuant to the Master Transaction Agreement, concurrently with NBC Palm Beach II’s assignment to Purchaser of all of NBC Palm Beach II’s rights and obligations under a Call Agreement, dated November 7, 2005 (the “Call Agreement”), among NBC Palm Beach II and Lowell W. Paxson, Second Crystal Diamond Limited Partnership and Paxson Enterprises, Inc. (together, the “Paxson Stockholders”), including its right (the “Call Right”) to acquire 15,455,062 outstanding shares of Class A Common Stock and 8,311,639 shares of Class B Common Stock of the Company (the “Call Shares”) held by the Paxson Stockholders, Purchaser exercised the Call Right and commenced a cash tender offer (the “Offer”) to purchase any and all shares of our Class A Common Stock (each, a “Share”) at a price of $1.46 per Share (the “Offer Price”) on May 4, 2007 (the “Commencement Date”). The closing of the exercise of the Call Right (the “Call Closing”) is conditioned on the completion of the Offer, the payment of the exercise price of $0.25 per share of Class A Common Stock and $0.29 per share of Class B Common Stock, and the receipt of required regulatory approvals, including approval by the FCC of Purchaser’s acquisition of the Call Shares.

     Pursuant to the Master Transaction Agreement, Purchaser purchased for cash, on the Commencement Date, $100,000,000 of our 11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013 (the “Series B Notes”). Upon the closing or expiration of the Exchange Offer (as defined below), Purchaser will purchase, for cash, up to an additional $15,000,000 of the Company’s Series B Notes, not to exceed the amount of expenses incurred by us in connection with the Transactions. The Series B Notes will rank junior to the Term Loans, First Priority Notes and Second Priority Notes and pari passu with the Series A Notes.
     The Master Transaction Agreement requires us, as soon as reasonably practicable following the Commencement Date, to launch an exchange offer (the “Exchange Offer”) for the outstanding shares of 14 1/4% Preferred Stock and 9 3/4% Preferred Stock (together, the “Senior Preferred Stock”).
     The Master Transaction Agreement requires us to effect a Reverse Stock Split (the “Reverse Stock Split”) promptly following the Call Closing. The consummation of the Reverse Stock Split is subject to several conditions. In the Reverse Stock Split, each Share issued and outstanding shall be converted into and become such fraction of a fully paid and nonassessable Share as shall be determined by us, Purchaser and the NBCU Entities such that each holder of Shares, other than Purchaser, would be eligible to receive, in respect of all its Shares, less than a whole Share upon completion of the Reverse Stock Split. If, however, Purchaser does not own the greatest number of Shares immediately prior to the Reverse Stock Split, the applicable ratio for converting the Shares will be such that every holder of Shares (including Purchaser) would be entitled to receive, in respect of all its Shares, less than a whole Share upon completion of the Reverse Stock Split. No fractional Shares will be issued in connection with the Reverse Stock Split. Instead, any holder of Shares who would otherwise be entitled to receive less than a whole Share will be paid in cash the dollar amount (rounded to the nearest cent), without interest, determined by multiplying the number of Shares (prior to the Reverse Stock Split) held by such holder by the Offer Price. Immediately prior to the Reverse Stock Split, Purchaser shall make a capital contribution to us in the amount necessary to make any payments required to be made to our security holders in connection with the Reverse Stock Split.
     Each share of Class B Common Stock issued and outstanding at the time of the Reverse Stock Split will be converted into and become a fractional number of fully paid and nonassessable shares of Class B Common Stock pursuant to the same ratio that is applied to the Shares. Fractional shares of Class B Common Stock will remain outstanding after the Reverse Stock Split and the Company will issue new stock certificates for such fractional shares.
     In connection with the Transactions, we issued or will issue 11% Series A Mandatorily Convertible Senior Subordinated Notes due 2013 (the “Series A Notes”) and Series B Notes.
     The Series A Notes will bear interest at an 11% simple annual interest rate, payable quarterly in arrears, in cash, which shall accrue to the extent not paid in cash. The Series A Notes will mature on July 31, 2013, and will not be callable prior to maturity. The Series A Notes will be convertible on both an optional and a mandatory basis into shares of Class D Common Stock at a conversion price of $0.90 per share of Class D Common Stock, increasing at a rate per annum of 11% from the issuance of the Series A Notes through the date of conversion. The Series A Notes will rank junior to the Term Loans, First Priority Notes and Second Priority Notes and pari passu with the Series B Notes.
     We agreed to issue and sell, on either the date of the closing of, or the expiration of, the Exchange Offer, additional Series B Notes in an aggregate principal amount of up to $15,000,000. The Series B Notes bear interest at an 11% simple annual interest rate payable quarterly in arrears, in cash, which shall accrue to the extent not paid in cash. The Series B Notes will mature on July 31, 2013, and are not callable prior to maturity. The Series B Notes are convertible on both an optional and a mandatory basis into shares of Class A Common Stock at a conversion price of $0.75 per share, increasing at a rate per annum of 11% from the issuance of the Series B Notes through the date of conversion.
     See Note 10 to the consolidated financial statements for more information about the recapitalization.
Financial Performance:
•	Net revenues in the first quarter of 2007 decreased 2% to $59.5 million from $60.7 million in the first quarter of 2006, primarily due to lower rates realized on infomercials, partially offset by network spot and content partnership revenues in 2007 that were not present in 2006.

•	Operating income in the first three months of 2007 was $16.6 million, as compared to $9.6 million in the first three months of 2006. Operating income in 2007 reflects continued reductions in program rights amortization expense and selling, general and administrative expenses (“SG&A”).

•	Net loss attributable to common stockholders in the first quarter of 2007 was $58.4 million, as compared to $61.0 million in the first quarter of 2006. The decrease is due primarily to higher operating income in 2007, partially offset by higher interest expense, preferred stock dividends and losses recognized with respect to the qubo investment.

•	Cash provided by operating activities was $3.1 million for the first three months of 2007, as compared to $17.9 million for the first three months of 2006. The decrease is mainly due to the $27.2 million cash interest payment in 2007 that was not required in 2006, partially offset by lower restructuring and other contractual payments in 2007.
Balance Sheet:
     Our cash and cash equivalents increased during the three months ended March 31, 2007 by $0.4 million to $59.0 million, as our operations generated sufficient cash to cover our payments for debt service, capital expenditures and other investments during the period. As of March 31, 2007, our total debt amounted to $1.13 billion. Additionally, we have three series of mandatorily redeemable preferred stock currently outstanding with a total carrying value of $1.52 billion as of March 31, 2007, of which $815.4 million was required to be redeemed in the fourth quarter of 2006.
Sources of Cash:
     Our principal sources of cash during the first three months of 2007 were revenues from the sale of long form paid programming, direct response advertising and airtime to third party programmers, which we also expect to be our principal sources of cash for the remainder of 2007. As discussed above, we also received $100 million of cash from the issuance of new debt on May 4, 2007.
Key Company Performance Indicators:
     We use a number of key performance indicators to evaluate and manage our business. One of the key indicators related to the performance of our long form paid programming is long form advertising rates. These rates, which decreased during the first quarter of 2007, can be affected by the number of television outlets through which long form advertisers can air their programs, weather patterns which can affect viewing levels and new product introductions. We monitor early indicators such as how new products are performing and our ability to increase or decrease rates for given time slots.
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

RESULTS OF OPERATIONS
     The following table sets forth net revenues, the components of operating expenses and other operating data for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months ended March 31,
	2007	%	2006	%
Net revenues (net of agency commissions)	$59,450	100.0	$60,716	100.0

Expenses:
Programming and broadcast operations	13,767	23.2	13,519	22.3
Program rights amortization	4,014	6.8	7,253	11.9
Selling, general and administrative	15,378	25.9	20,031	33.0
Depreciation and amortization	8,557	14.4	9,034	14.9
Time brokerage fees	1,145	1.9	1,145	1.9
Restructuring charges	—	—	56	0.1

Total operating expenses	42,861	72.1	51,038	84.1

Loss on sale or disposal of broadcast and other assets, net	(12)	(0.0)	(79)	(0.1)

Operating income	$16,577	27.9	$9,599	15.8

Other Data:
Program rights payments and deposits	$3,494		$1,448
Purchases of property and equipment	739		4,847
Cash flows provided by operating activities	3,141		17,923
Cash flows used in investing activities	(2,703)		(5,363)
Cash flows used in financing activities	(19)		(1,222)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
     Net revenues in the first quarter of 2007 decreased 2% to $59.5 million from $60.7 million in the first quarter of 2006, primarily due to lower rates realized on infomercials, partially offset by network spot and content partnership revenues in 2007 that were not present in 2006.
     Programming and broadcast operations expenses were $13.8 million during the three months ended March 31, 2007, as compared to $13.5 million in the same period of a year ago, as higher rent, utilities and repair and maintenance expenses were largely offset by lower program residuals expense and music license fees.
     Program rights amortization expense decreased to $4.0 million during the three months ended March 31, 2007, compared with $7.3 million for the three months ended March 31, 2006. The decrease is due to the replacement of our previously existing programming assets with less expensive, shorter term program license agreements.
     SG&A was $15.4 million during the three months ended March 31, 2007, compared with $20.0 million for the comparable period in the prior year. The decrease was primarily due to lower employee compensation costs of $2.8 million in 2007, including a $1.2 million decrease in stock-based compensation expense, and the recognition of $1.3 million of expense in 2006 for the settlement of litigation.
     Depreciation and amortization expense was $8.6 million during the three months ended March 31, 2007, as compared with $9.0 million from the same period of a year ago, mainly due to property and equipment becoming fully depreciated and disposed.
     Interest expense for the three months ended March 31, 2007 increased to $27.9 million from $27.0 million in the first three months of 2006. The increase is due primarily to the lower LIBOR interest rate that was in effect for the first two months of 2006, prior to our entering into our interest rate swap agreements, which essentially fixed the interest rate on our senior debt.
     Dividends on mandatorily redeemable preferred stock were $20.3 million for the three months ended March 31, 2007 compared to $18.9 million for the three months ended March 31, 2006, due to a higher number of outstanding shares of our 14 1/4% Junior Exchangeable preferred stock in 2007.

     We recorded a loss in the equity of unconsolidated investments in the first quarter of 2007 of approximately $1.0 million in the first three months of 2007, with no comparable amount for the prior year.
     The provision for income taxes for the first quarter of 2007 was $5.6 million compared to $4.6 million for the first quarter of 2006.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $20.7 million for the three months ended March 31, 2007, which is essentially unchanged from the same period of a year ago.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are to fund debt service payments, capital expenditures for our television properties and programming rights payments. Our primary source of liquidity is our cash on hand. As of March 31, 2007, we had $59.0 million in cash and cash equivalents and had working capital, exclusive of preferred stock that was required to be redeemed in 2006 (see discussion below), of approximately $8.1 million. We believe that our cash on hand, cash we expect to generate from future operations and our ability to service a portion of our debt through in-kind payments in lieu of cash will provide the liquidity necessary to meet our obligations and financial commitments through the next four fiscal quarters, excluding the redemption of our preferred stock that was required during 2006. Additionally, we received $100 million in cash proceeds on May 4, 2007 through the issuance of Series B Notes in connection with entering into the Master Transaction Agreement. Series B Notes bear interest at an 11% simple annual interest rate payable quarterly in arrears, in cash, which shall accrue to the extent not paid in cash. The Series B Notes will mature on July 31, 2013, and are not callable prior to maturity. The Series B Notes are convertible on both an optional and a mandatory basis into shares of Class A Common Stock at a conversion price of $0.75 per share, increasing at a rate per annum of 11% from the issuance of the Series B Notes through the date of conversion. See Note 10 to the consolidated financial statements for more information.
     We have options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owners of these stations have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008, at the same price. We are currently operating these stations under time brokerage agreements, under which we pay monthly fees to the station owners. On January 19, 2007, the owner of the station serving the New Orleans market exercised its right to require us to purchase this station at a purchase price of $18 million. The terms of the option agreement between us and the station owner, as amended, contemplate the execution of an asset purchase agreement no later than June 15, 2007. The closing of the transaction is subject to FCC approval. The value of this station has been adversely affected by developments in the New Orleans television market related to the effects of Hurricane Katrina, and there can be no assurance that the value of this station upon acquisition will be equal to or exceed the price at which we are obligated to purchase this station.
     We were required to redeem our 14 1/4% Preferred Stock and 9 3/4% Preferred Stock for cash by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities at their mandatory redemption dates, which reflect the aggregate liquidation preference plus accumulated and unpaid dividends, were approximately $609.9 million and $171.0 million, respectively. We were unable to redeem these securities at the required redemption dates and we do not anticipate having sufficient financial resources to redeem these securities at any time in the foreseeable future. In addition, the terms of our outstanding debt limit the amount of these securities that we are permitted to redeem. Dividends continue to accrue on these securities based on their current aggregate liquidation preference, and the aggregate redemption value of these securities as of March 31, 2007 was $815.4 million. As their sole and exclusive remedy for our failure to redeem the preferred stock as required, the holders of each series had the right, each voting separately and as one class, to elect two additional members to our board of directors. As a result, on April 2, 2007, four new members were added to our board of directors. Pursuant to the Master Transaction Agreement, we will, as soon as reasonably practicable, launch the Exchange Offer for the outstanding shares of 14 1/4% Preferred Stock and 9 3/4% Preferred Stock. See Note 10 to the consolidated financial statements for more information about the Exchange Offer.
     On December 30, 2005, we refinanced all of our outstanding senior secured and senior subordinated debt by borrowing $325 million of new term loans and issuing $400 million of first lien senior secured floating rate notes and $405 million of second lien senior secured floating rate notes. The term loans and the first lien notes bear interest at a rate of three-month LIBOR plus 3.25%, are secured by first priority liens on substantially all of our and our subsidiaries’ assets and mature on January 15, 2012. The second lien notes bear interest at a rate of three-month LIBOR plus 6.25% and mature on January 15, 2013. Most of our obligations under the second lien notes are secured by second priority liens on substantially all of our and our subsidiaries’ assets. All three tranches require quarterly interest payments in January, April, July and October of each year. For any interest period ending prior to January 15, 2010, we have the option to pay interest on the second lien notes either (i) entirely in cash or (ii) in kind through the issuance of additional second lien notes or by increasing the principal amount of the outstanding second lien notes. If we elect to pay interest in kind on the second lien notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. We used the net proceeds of $1.1 billion from the issuance of these debt securities to retire our previously outstanding indebtedness, including the payment of $41.7 million of early redemption premiums. To date, we have elected to pay all of our interest on the second lien notes in cash, including the interest payments that were made on January 16, and April 16, 2007, in the amounts of $27.2 million and $26.6 million, respectively, as well as the interest payment in the amount of $26.9 million that is due on July 16, 2007.

     On February 22, 2006, we entered into two floating to fixed interest rate swap arrangements which fixed the interest rates through maturity at 8.355% for the term loans and first lien notes and 11.36% for the second lien notes (assuming interest thereon is paid in cash). As a result, if we continue to elect to pay cash interest on our second lien notes beyond July 16, 2007, our annual cash interest obligations with respect to our $1.13 billion of secured debt amount to approximately $107.8 million. Any interest payment for which we elect to pay interest in kind on the second lien notes would reduce our cash interest obligation for that interest period by approximately $11.6 million.
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
     In connection with the transactions contemplated by the Master Transaction Agreement, we have agreed to seek to enter into arrangements for a third party to purchase any First Priority Notes, Second Priority Notes or Term Loans as to which the holders thereof elect to exercise any right they may have to require us to repurchase such debt. If we fail to enter into such arrangements in a timely manner, we have agreed to use our reasonable best efforts to obtain a waiver of any such right from the holders of at least a majority in aggregate principal amount of each of the First Priority Notes, Second Priority Notes and Term Loans outstanding at the time of the waiver. If neither the third party purchase arrangements nor the waiver is obtained prior to the closing of the exchange offer contemplated by the Master Transaction Agreement, the other parties to the Master Transaction Agreement have agreed to amend and restructure the transactions contemplated by the Master Transaction Agreement such that the right to require us to repurchase the First Priority Notes, Second Priority Notes and Terms Loans is not triggered.
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
     As of March 31, 2007, we were obligated under the terms of our outstanding debt, programming contracts, operating lease agreements and employment agreements to make future payments as follows (in thousands):

	2007	2008	2009	2010	2011	Threafter	Total
Term loans and notes payable	$57	$85	$95	$46	$—	$1,130,000	$1,130,283
Obligations for other program rights and program rights commitments	10,087	—	—	—	—	—	10,087
Operating leases and employment agreements	19,009	22,645	15,641	13,396	11,800	83,230	165,721

Total	$29,153	$22,730	$15,736	$13,442	$11,800	$1,213,230	$1,306,091

     In addition to the amounts noted above, the employment agreement with our chief executive officer may, under certain circumstances, require us to make separation payments aggregating up to $5.0 million during the period ending November 7, 2009.
     Cash provided by operating activities was $3.1 million for the first three months of 2007, as compared to $17.9 million for the first three months of 2006. The decrease is mainly due to the $27.2 million cash interest payment in 2007 that was not required in 2006, partially offset by lower restructuring and other contractual payments in 2007.
     Cash used in investing activities was $2.7 million in the first quarter of 2007, as compared to $5.4 million in the first quarter of 2006. Capital expenditures, which consist primarily of the costs of converting our stations to digital broadcasting as required by the FCC and purchases of broadcast equipment for our television stations, were $0.7 million and $4.8 million for the three months ended March 31, 2007 and 2006, respectively. We currently own or operate 52 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received a construction permit from the FCC and expect to complete the build-out on one station during 2007, we are awaiting construction permits from the FCC with respect to six stations and one of our stations has not received a digital channel allocation and therefore will not be converted until the end of the digital transition. We expect our total capital expenditures for the remainder of 2007 will be approximately $11.0 million, including approximately $4.0 million to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. We expect to fund these expenditures from cash on hand and cash from operations. In August of 2006, we formed a joint venture with NBCU and three other parties for the launch of a children’s programming service. We invested $2.4 million in this venture in 2006 and expect to invest an additional $2.4 million during 2007. In the first quarter of 2007, we purchased equity securities in the amount of $2.0 million from an independent programmer who had entered into an agreement with us to purchase broadcast time on our television network. Upon this entity’s achievement of certain milestones, we will be required to invest an additional $1.0 million. We expect to fund all of our capital expenditures and other investments for the remainder of 2007 with our cash on hand and cash from operations.
     Cash used in financing activities was $19,000 and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. These amounts include principal repayments, payment of loan origination costs and proceeds from the exercise of stock options. Cash used in financing activities in 2006 is comprised primarily of loan origination costs in connection with the December 30, 2005 refinancing transaction.
New Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, that FAS 159 will have on our financial condition, results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires sponsors of defined benefit plans to, among other things, recognize the funded status of a benefit plan in its statement of operations and recognize in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules. It also modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 and the measurement elements are effective for fiscal years ending after December 15, 2008. As we do not sponsor any defined benefit plans, SFAS No. 158 will not have an effect on our financial position or results of operations.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2007, there had not been a material change in the market risk information disclosed in Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of our 2006 Annual Report on Form 10-K.
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
     In addition, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
(a) List of Exhibits:

Exhibit
Number	Description of Exhibits

3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9-3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 14-1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Second Amended and Restated Certificate of Designation of the Company’s 11% Series B Convertible Exchangeable Preferred Stock, filed March 7, 2006 with the State of Delaware (5)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (7)

3.1.10	Certificate of Designation of the Company’s 12% Series A-1 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.11	Certificate of Designation of the Company’s 8% Series A-2 Non-Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.12	Certificate of Designation of the Company’s 12% Series A-3 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.13	Certificate of Designation of the Company’s 12% Series B Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.14	Certificate of Designation of the Company’s 8% Series C Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.15	Certificate of Designation of the Company’s 8% Series C Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.16	Certificate of Designation of the Company’s 8% Series C Non-Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.17	Certificate of Designation of the Company’s 8% Series D Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.18	Certificate of Designation of the Company’s Series E-1 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.19	Certificate of Designation of the Company’s Series E-2 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.20	Certificate of Designation of the Company’s 8% Series F Non-Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.2	Amended and Restated Bylaws of the Company (effective November 1, 2006) (3)

4.7	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (4)

4.7.1	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (6)

Exhibit
Number	Description of Exhibits

4.8	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (4)

4.8.1	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (6)

4.9	Term Loan Agreement, dated December 30, 2005, among the Company, the subsidiary guarantors named therein, the Lenders named therein, Citicorp North America, Inc., as administrative agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Goldman Sachs Credit Partners L.P., and CIBC World Markets Corp., as joint bookrunners (4)

4.9.1	First Amendment to Term Loan Agreement, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and Citicorp North America, Inc., as Administrative Agent (6)

10.250	Master Transaction Agreement, dated as of May 3, 2007, among the Company, NBC Universal, Inc., NBC Palm Beach Investment I, Inc, NBC Palm Beach Investment II, Inc. and CIG Media LLC (8)

10.251	Indenture, dated May 4, 2007, by and between the Company and The Bank of New York Trust Company, N.A., governing the 11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013 (8)

10.252	Warrant by and between the Company and CIG Media LLC (8)

10.253	Call Agreement, dated as of May 4, 2007, between the Company and NBC Palm Beach Investment I, Inc. (8)

10.254	Registration Rights Agreement for New Securities, dated as of May 4, 2007, among the Company, NBC Universal, Inc. and CIG Media LLC (8)

10.255	Registration Rights Agreement for Series B Convertible Subordinated Debt, dated as of May 4, 2007, among the Company, NBC Universal, Inc. and CIG Media LLC (8)

10.256	Stockholders’ Agreement, dated as of May 4, 2007, among the Company, CIG Media LLC and NBC Universal, Inc. (8)

31.1	Certification by the Chief Executive Officer of ION Media Networks, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of ION Media Networks, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006 and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Current Report on Form 8-K, dated November 7, 2006, and incorporated herein by reference.

(4)	Filed with the Company’s Current Report on Form 8-K, dated January 6, 2006, and incorporated herein by reference.

(5)	Filed with the Company’s Current Report on Form 8-K, dated March 16, 2006, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 22, 2006, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, filed with the Securities and Exchange Commission on May 15, 2003 and incorporated herein by reference.

(8)	Filed with the Company’s Current Report on Form 8-K, dated May 9, 2007, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION MEDIA NETWORKS, INC.
Date: May 15, 2007	By:	/s/ Richard Garcia
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

By:	/s/ Curtis L. Brandon
Vice President - Controller
(principal accounting officer )