Form 10-Q
period 2007-06-30
ION MEDIA NETWORKS INC.
filed 2007-08-14
CIK 923877

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From TO
Commission File Number 1-13452
ION MEDIA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	59-3212788
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Clearwater Park Road
West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)
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
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-accelerated Filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2007:

Class of Stock	Number of Shares
Common stock-Class A, $0.001 par value per share	66,774,040
Common stock-Class B, $0.001 par value per share	8,311,639

ION MEDIA NETWORKS, INC.

Part I — Financial Information
Item 1. Financial Statements
ION MEDIA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,517	$58,601
Accounts receivable, net of allowance for doubtful accounts of $301 and $271, respectively	14,886	13,533
Program rights	3,699	3,573
Prepaid expenses and other current assets	3,931	5,159

Total current assets	167,033	80,866
Property and equipment, net	68,554	76,768
Intangible assets:
FCC license intangible assets	842,175	844,150
Other intangible assets, net	19,499	24,944
Program rights, net of current portion	174	—
Other assets	73,479	30,259

Total assets	$1,170,914	$1,056,987

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, CONTINGENT COMMON STOCK AND STOCK OPTION PURCHASE OBLIGATIONS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$54,125	$27,201
Accrued interest	24,440	24,604
Accrued restructuring charges	495	869
Obligations for program rights	5,675	3,991
Mandatorily redeemable preferred stock	—	620,020
Deferred revenue	15,113	10,274
Notes payable	78	75

Total current liabilities	99,926	687,034
Deferred revenue, net of current portion	8,789	9,832
Deferred income taxes	207,104	196,843
Term loans and notes payable, net of discounts	1,191,680	1,123,272
Accrued interest, net of current portion	1,742	—
Mandatorily redeemable preferred stock	873,253	—
Other long-term liabilities	17,628	22,561

Total liabilities	2,400,122	2,039,542

Mandatorily redeemable and convertible preferred stock	651,454	860,406

Contingent Class B common stock and stock option purchase obligations	5,410	6,910

Commitments and contingencies (See Notes to Unaudited Consolidated Financial Statements) Stockholders’ deficit:
Class A common stock, $0.001 par value; one vote per share; 505,000,000 shares authorized, 66,774,040 and 65,040,728 shares issued and outstanding	67	65
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 317,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	672,534	612,276
Accumulated deficit	(2,572,174)	(2,457,184)
Accumulated other comprehensive income (loss)	13,493	(5,036)

Total stockholders’ deficit	(1,886,072)	(1,849,871)

Total liabilities, mandatorily redeemable and convertible preferred stock, contingent common stock and stock option purchase obligations and stockholders’ deficit	$1,170,914	$1,056,987

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET REVENUES (net of agency commissions)	$55,520	$53,945	$114,970	$114,661

EXPENSES:
Programming and broadcast operations (excluding depreciation and amortization shown separately below and including stock-based compensation of $87, $33, $103, and $66, respectively)	14,102	14,688	27,869	28,207
Program rights amortization	4,666	11,772	8,680	19,025
Selling, general and administrative (excluding depreciation and amortization shown separately below and including stock-based compensation of $1,374, $2,386, $2,598 and $4,768, respectively)	17,743	15,712	33,121	35,743
Depreciation and amortization	8,324	8,705	16,881	17,739
Time brokerage fees	1,145	1,145	2,290	2,290
Restructuring credits	—	(7,113)	—	(7,057)

Total operating expenses	45,980	44,909	88,841	95,947
Loss on sale or disposal of broadcast and other assets, net	(1,555)	(2)	(1,567)	(81)

Operating income	7,985	9,034	24,562	18,633

OTHER INCOME (EXPENSE):
Interest expense	(30,726)	(28,771)	(58,607)	(55,789)
Dividends on mandatorily redeemable preferred stock	(22,952)	(19,608)	(43,233)	(38,540)
Interest income	1,365	861	1,850	1,783
Equity in loss of unconsolidated investment	(969)	—	(1,997)	—
Other expense, net	(9)	(251)	(19)	(572)

Loss before income taxes	(45,306)	(38,735)	(77,444)	(74,485)
Income tax (provision) benefit	(4,750)	(4,769)	(10,301)	(9,363)

Net loss before minority interest	(50,056)	(43,504)	(87,745)	(83,848)
Minority interest	1	(250)	(4)	(292)

Net loss	(50,055)	(43,754)	(87,749)	(84,140)

Dividends and accretion on redeemable and convertible preferred stock	(6,505)	(20,672)	(27,241)	(41,253)

Net loss attributable to common stockholders	$(56,560)	$(64,426)	$(114,990)	$(125,393)

Basic and diluted loss per common share	$(0.77)	$(0.89)	$(1.57)	$(1.72)

Weighted average shares outstanding	73,602,929	72,726,137	73,306,975	72,715,595

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2007 (Unaudited)
(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Income (loss)	Deficit
Balance at January 1, 2007	$65	$8	$612,276	$(2,457,184)	$(5,036)	$(1,849,871)
Stock-based compensation	—	—	2,701	—	—	2,701
Stock options exercised	1	—	4	—	—	5
Common stock issued in settlement of restricted stock units, net of withholding taxes paid	1	—	(647)	—	—	(646)
Dividends and accretion on redeemable and convertible preferred stock	—	—	—	(27,241)	—	(27,241)
Adjustment to contingent stock option purchase obligation	—	—	1,500	—	—	1,500
Issuance of call option on Class B common stock	—	—	23,900	—	—	23,900
Warrants issued in connection with the issuance of convertible debt	—	—	32,800	—	—	32,800
Unrealized gain on interest rate swap	—	—	—	—	18,529	18,529
Net loss	—	—	—	(87,749)	—	(87,749)

Balance at June 30, 2007	$67	$8	$672,534	$(2,572,174)	$13,493	$(1,886,072)

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(87,749)	$(84,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,881	17,739
Stock-based compensation	2,701	4,834
Non-cash restructuring charges	21	585
Program rights amortization	8,680	19,025
Payments for cable distribution rights	(103)	—
Non-cash barter, net	(2)	(91)
Program rights payments and deposits	(7,010)	(3,000)
Obligations to CBS	—	(5,053)
Provision for doubtful accounts	35	44
Deferred income tax provision	10,260	9,506
Loss on sale or disposal of broadcast and other assets, net	1,567	81
Equity in loss of joint venture	1,997	—
Dividends and accretion on mandatorily redeemable preferred stock	43,233	38,540
Amortization of debt discount	1,249	564
(Increase) decrease in operating assets:
Accounts receivable	(1,168)	7,559
Amounts due from Crown Media	—	1,173
Prepaid expenses and other current assets	1,229	(143)
Other assets	(1,894)	558
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	291	(6,514)
Accrued restructuring charges	(395)	(15,348)
Accrued interest	1,577	17,812
Deferred revenue	3,796	(1,631)

Net cash provided by operating activities	(4,804)	2,100

Cash flows from investing activities:
Investment in unconsolidated affiliate	(2,000)	—
Purchases of property and equipment	(2,726)	(9,106)
Purchases of intangible assets	—	(1,795)
Proceeds from the sale of broadcast assets	2,050	79

Net cash used in investing activities	(2,676)	(10,822)

Cash flows from financing activities:
Borrowings of long-term debt	100,000	—
Repayments of long-term debt	(39)	(37)
Payments of loan origination costs	(4,277)	(1,500)
Expenses related to the restructuring of preferred stock	(2,293)	—
Proceeds from exercise of stock options, net of withholding taxes paid	5	9

Net cash used in financing activities	93,396	(1,528)

Increase in cash and cash equivalents	85,916	(10,250)

Cash and cash equivalents, beginning of period	58,601	90,893

Cash and cash equivalents, end of period	$144,517	$80,643

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
     The Company’s business operations presently do not provide sufficient cash flow to support its debt service and to pay cash dividends on or meet the redemption requirements of its preferred stock. As further described in note 4, the Company launched an exchange offer and consent solicitation to holders of its 13 1/4% Junior Exchangeable Preferred Stock, currently accruing dividends at the rate of 14 1/4% (the “14 1/4% Preferred Stock”) and 9 3/4% Series A Convertible Preferred Stock (the “9 3/4% Preferred Stock”) for newly issued convertible subordinated debt and preferred stock which, upon the occurrence of certain events, would automatically convert to common stock.
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
     The financial information contained in the financial statements and notes thereto as of June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. These adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and Paxson Management Corporation (“PMC”), a special purpose entity that is being consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”). All intercompany balances and transactions have been eliminated in consolidation.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the most significant estimates involved in preparing the Company’s financial statements include estimates related to the accounting for leases, allowance for doubtful accounts, impairment of long-lived assets and Federal Communications Commission (“FCC”) licenses and estimates used in determining fair value in connection with the transactions described in notes 3 and 4. The Company bases its estimates on historical experience and various other assumptions it believes are reasonable. Actual results could differ from those estimates. The Company’s significant accounting policies are described in “Note 1. Nature of the Business and Summary of Significant Accounting Policies” in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
2. RECAPITALIZATION TRANSACTIONS
     On May 3, 2007, the Company entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with CIG Media LLC (“CIG”) and NBC Universal, Inc. and certain of its affiliates (“NBCU”), which was subsequently amended on June 8, 2007, providing for a recapitalization of the Company. Pursuant to the Master Transaction Agreement, on May 4, 2007 NBCU assigned to CIG all of NBCU’s rights and obligations under the Call Agreement, dated November 7, 2005 (the “Call Agreement”), among NBCU and Lowell W. Paxson, the Company’s former chairman and chief executive officer, Second Crystal Diamond Limited Partnership and Paxson Enterprises, Inc. (together, the “Paxson Stockholders”), including the right (the “Call Right”) to acquire

15,455,062 outstanding shares of Class A Common Stock and 8,311,639 shares of Class B Common Stock of the Company (the “Call Shares”) held by the Paxson Stockholders. The closing of the exercise of the Call Right (the “Call Closing”) would result in a change in control of the Company. The Call Closing is conditioned on the payment of the exercise price of $0.25 per share of Class A Common Stock and $0.29 per share of Class B Common Stock, and the receipt of required regulatory approvals, including approval by the Federal Communications Commission of CIG’s acquisition of the Call Shares.
     Concurrently with the assignment of the Call Right to CIG, CIG exercised the Call Right and commenced a cash tender offer (the “Tender Offer”) to purchase any and all shares of the Company’s Class A Common Stock at a price of $1.46 per share on May 4, 2007. The Tender Offer closed on June 15, 2007, with 42,041,309 shares of Class A Common stock, representing approximately 88% of the Class A common stock outstanding (other than shares held by the Paxson Stockholders and CIG), having been validly tendered and accepted for payment.
     In accordance with the terms of the Master Transaction Agreement, CIG invested an additional $100 million in the Company through the purchase, for cash, of newly issued convertible subordinated debt (see note 3 for further information), and the Company commenced an exchange offer and consent solicitation to holders of the 14 1/4% Preferred Stock and the 9 3/4% Preferred Stock (the “Exchange Offer”) for newly issued convertible subordinated debt and preferred stock (see notes 4 and 11 for further information).
     The Company also entered into a new stockholders’ agreement with CIG and NBCU which provides that, effective as of the earlier to occur of (i) the Call Closing and (ii) the purchase of the Call Shares by the Company if the Call Closing fails to occur as provided in the Call Agreement (the “Relevant Effective Date”), so long as either NBCU (together with its affiliates) or CIG (together with its affiliates) holds at least 25% of the voting power of the Company, each such stockholder (an “Approval Stockholder”) is entitled to approve certain actions involving the Company, including, among other actions:
•	the adoption of any shareholder rights plan;

•	entering into a material agreement that would be adverse to either CIG or NBCU;

•	entering into any agreement regarding the digital spectrum of any of the Company’s television stations, except for certain short-term agreements;

•	an action that would cause certain media assets to be attributable to CIG (or its affiliates) or NBCU (or its affiliates) under FCC regulations;

•	the adoption of the annual operating budget for the Company;

•	material amendments to the certificate of incorporation of the Company;

•	a sale of the primary operating assets of, or an FCC license of, any Company television station serving a top 50 market;

•	certain material sales of assets, acquisitions and mergers or business combination transactions;

•	certain issuances, splits and reclassifications of stock of the Company;

•	entering into material employment contracts;

•	increasing the size of the board of directors of the Company; and

•	a bankruptcy filing.
     Also pursuant to the Master Transaction Agreement, on May 4, 2007 the Company granted to NBCU an irrevocable right to purchase 26,688,361 shares of the Company’s Class B Common Stock (“NBCU Option II”). The exercise price of the option is $0.50 per share of Class B Common Stock, payable in cash. The option is exercisable at any time during the five-year period beginning on the Call Closing and will automatically renew for additional five-year periods. The holder of NBCU Option II may exercise the option at any time subject to FCC regulations and any other required governmental approvals. The NBCU Option II is freely transferable. Also see note 4 for further information.
     Completion of the transactions contemplated by the Master Transaction Agreement may trigger an ownership change under Section 382 of the Internal Revenue Code. The Company’s ability to offset taxable income that may be generated subsequent to any such ownership change with net operating losses generated prior to any ownership change may be significantly limited.

3. TERM LOANS AND NOTES PAYABLE
     Term loans and notes payable consist of the following as of (in thousands):

	June 30, 2007	December 31, 2006
Term Loans due 2012	$325,000	$325,000
Floating Rate First Priority Senior Secured Notes due 2012	400,000	400,000
Floating Rate Second Priority Senior Secured Notes due 2013	405,000	405,000
Series B Mandatorily Convertible Senior Subordinated Notes due 2013	100,000	—
Other	263	302

	1,230,263	1,130,302
Less: discount on Series B Mandatorily Convertible Senior Subordinated Notes	(32,117)	—
Less: discount on Floating Rate Second Priority Senior Secured Notes	(6,388)	(6,955)
Less: current portion	(78)	(75)

	$1,191,680	$1,123,272

     On May 4, 2007, pursuant to the Master Transaction Agreement, the Company issued to CIG $100.0 million of the Company’s 11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013 (the “Series B Notes”) and received an equal amount of cash proceeds from CIG. CIG has agreed to purchase, for cash, an additional $15.0 million of the Company’s Series B Notes in connection with expenses incurred by the Company as a result of its entering into the Master Transaction Agreement. The Company allocated $4.3 million of its recapitalization transaction expenses to the Series B Notes, and expects its total recapitalization transaction expenses to exceed $15 million.
     The Series B Notes bear simple interest at an 11% annual rate payable quarterly in arrears commencing on July 31, 2007. For each quarterly interest period the Company may, at its option, elect to pay interest on the Series B Notes either entirely in cash or by deferring the payment of all such interest to any subsequent interest payment date. Interest that is deferred will not be added to the principal of the Series B Notes or earn interest. The Company has elected to defer the interest pertaining to the interest period ending July 30, 2007. The Series B Notes will mature on July 31, 2013, and are not callable prior to maturity. At the holder’s option, the Series B Notes are convertible at any time into shares of Class A common stock at a conversion price of $0.75 per share, increasing at a rate per annum of 11% from the issuance of the Series B Notes through the date of conversion. At any time following the first anniversary of the issuance date, the Series B Notes will be mandatorily converted into shares of either Class A common stock or Class C common stock (at the same conversion price) upon the occurrence of certain events related to the value of the Company’s common stock, as described in the indenture governing the Series B Notes. The Series B Notes rank junior to the Company’s term loans and senior secured notes. The Series B Notes indenture contains customary covenants and includes a covenant restricting the Company’s ability to incur additional debt, other than specified types of permitted debt.
     Concurrent with the purchase of the Series B Notes by CIG, the Company issued to CIG a common stock purchase warrant (the “Warrant”) and entered into a registration rights agreement for the Series B Notes. Under the Warrant, CIG has the right to purchase up to 100,000,000 shares of the Company’s Class A common stock at an exercise price of $0.75 per share. The term of the Warrant is seven years beginning on the date of issuance. In determining the fair value of the Warrant, the Company utilized a discounted cash flow analysis assuming $115.0 million of principal and all accrued interest would be paid on the maturity date of the Series B Notes. The Company also assumed a required rate of return of approximately 200 basis points above the interest rate on the Floating Rate Second Priority Senior Secured Notes as of the measurement date in the event that interest on those notes were to be paid in kind. The difference between the principal amount and the results of the discounted cash flow analysis was deemed to be the implied value of the Warrant. As a result, the Warrant was valued at $32.8 million and was recorded as a discount to the Series B Notes. The discount will be amortized through the earlier of the maturity date of the Series B Notes or their conversion into common stock. For the three months ended June 30, 2007, the Company recognized interest expense of approximately $0.7 million in connection with amortization of this discount.
     The Series B Subordinated Debt Registration Rights Agreement provides for certain registration rights for the benefit of CIG and NBCU after an initial public offering of a class of equity securities of the Company. The Company is required, upon demand of CIG, NBCU or holders of a majority of the Series B Notes to file a shelf registration statement with the SEC, under the Securities Act of 1933, as amended (the “Securities Act”), to cover resales of the Series B Notes.
     On December 30, 2005, the Company borrowed $325.0 million of new term loans (the “Term Loans”) and issued $400.0 million of Floating Rate First Priority Senior Secured Notes due 2012 (the “First Priority Notes”) and $405.0 million of Floating Rate Second Priority Senior Secured Notes due 2013 (the “Second Priority Notes” and, together with the First Priority Notes and the Term Loans, the “Senior Debt”). The $325.0 million of term loans and the First Priority Notes bear interest at a rate of LIBOR plus 3.25%, and are secured by first priority liens on substantially all of the Company’s assets. The Second Priority Notes bear interest at a rate of LIBOR plus 6.25%, and most of the Company’s obligations under the Second Priority Notes are secured by second priority liens on substantially all of the Company’s assets. For any interest period ending prior to January 15, 2010, the Company has the option to pay interest on the Second Priority Notes either (i) entirely in cash or (ii) in kind through the issuance of additional Second Priority Notes or by increasing the principal amount of the outstanding Second Priority Notes. If the Company elects to pay interest in kind on the Second Priority Notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. To date, the Company has paid cash interest on the Second Priority Notes and has elected to pay cash interest on these notes for the interest period ending October 14, 2007.
     The term loan facility and the indentures governing the First Priority Notes and Second Priority Notes contain covenants which, among other things, limit the Company’s ability to incur more debt, pay dividends on or redeem outstanding capital stock, make certain investments, enter into transactions with affiliates, incur liens, sell assets, merge with any other person, or transfer substantially all of its assets. Subject to limitations, the Company may incur up to $650.0 million of additional subordinated indebtedness, which it may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. As a result of the issuance of the Series B Notes (including the additional $15 million of Series B Notes to be issued to CIG as described above), the Exchange Offer and the exchange transactions that are expected to take place following the Exchange Offer (see note 11), the Company will have issued an aggregate of $616.5 million of additional subordinated indebtedness. The Company will be required to make an offer to purchase the First Priority Notes and Second Priority Notes and repay the Term Loans with the proceeds of any sale of its stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other asset sales that it does not reinvest in its business. The Company will be required to make an offer to purchase a portion of the First Priority Notes and Second Priority Notes and repay a portion of the Term Loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of its television stations to the aggregate outstanding principal amount of the term loans and the Notes (excluding any Second Priority Notes it may issue in payment of interest on the Second Priority Notes) is less than 1.5 to 1.0.
     The holders of the Senior Debt have the right to require the Company to repurchase these obligations following the occurrence of certain changes in control. The Master Transaction Agreement requires that if the Company has not entered into arrangements reasonably satisfactory to CIG providing for a third party to purchase any Senior Debt as to which the holders elect to exercise any right they may have to require the Company to repurchase such debt as a result of the transactions contemplated by the Master Transaction Agreement, the Company must use its reasonable best efforts to obtain a waiver of any such right from the holders of at least a majority in aggregate principal amount of each tranche of Senior Debt outstanding at the time of the waiver. If the waiver is not obtained, the parties to the Master Transaction Agreement shall restructure the underlying transactions so that the right to require the Company to repurchase the Senior Debt is not triggered. With the concurrence of CIG and NBCU, to date the Company has not sought any such waiver.
     Events of default under the Senior Debt include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the failure to pay a monetary judgment against the Company in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding indebtedness, and the occurrence of certain bankruptcy events. At June 30, 2007, the Company was in compliance with all of its debt covenants.
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
     The Company accounts for its interest rate swaps as cash flow hedges; thus, changes in the fair value of the interest rate swaps are reported in other comprehensive income or loss (see note 6). These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged loans. The aggregate fair value of the Company’s interest rate swap arrangements was $13.5 million at June 30, 2007, which is reflected in Other assets in the accompanying consolidated balance sheets. During the three and six months ended June 30, 2007 and 2006, the Company did not recognize in the statement of operations any gain or loss from hedge ineffectiveness and did not exclude any component of its derivative instruments’ gain or loss from its assessment of hedge effectiveness. In addition, the Company anticipates that the cash flow hedge will be highly effective over the next twelve months, and the Company does not anticipate reclassifying into its statement of operations any gains or losses currently within accumulated other comprehensive income.
     During the three and six months ended June 30, 2007 and 2006, no gains or losses were recognized into earnings as a result of the discontinuance of the cash flow hedges.
4. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK
     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock for the six months ended June 30, 2007 (in thousands except share data):

	9 3/4%	11% Series B
	Convertible	Convertible
	Preferred	Exchangeable
Mandatorily redeemable and convertible preferred stock:	Stock	Preferred Stock	Total
Balance at January 1, 2007	$171,029	$689,377	$860,406
Exchange of preferred stock pursuant to the Master Transaction Agreement	—	(210,000)	(210,000)
Preferred dividends cancelled	—	(36,768)	(36,768)
Accrual of cumulative dividends	8,140	29,676	37,816

Balance at June 30, 2007	$179,169	$472,285	$651,454

Aggregated liquidation preference and accumulated dividends at June 30, 2007	$179,169	$472,285	$651,454
Shares authorized	17,500	60,607	78,107
Shares issued and outstanding	16,696	39,607	56,303
Accrued dividends	$12,209	$76,215	$88,424

	8% Series F	14 1/4% Junior
	Non-Convertible	Exchangeable
	Preferred	Preferred
Mandatorily redeemable preferred stock:	Stock	Stock	Total
Balance at January 1, 2007	$—	$620,020	$620,020
Exchange of preferred stock pursuant to the Master Transaction Agreement	210,000	—	210,000
Accrual of cumulative dividends	2,670	40,563	43,233

Balance at June 30, 2007	$212,670	$660,583	$873,253

Aggregated liquidation preference and accumulated dividends at June 30, 2007	$212,670	$660,583	$873,253
Shares authorized	22,000	72,000	94,000
Shares issued and outstanding	21,000	56,931	77,931
Accrued dividends	$2,670	$91,268	$93,938
     On May 4, 2007, pursuant to the Master Transaction Agreement, NBCU surrendered and delivered to the Company $210.0 million aggregate liquidation preference of 11% Series B Convertible Exchangeable Preferred Stock (the “11% Series B Preferred Stock”) in exchange for $210.0 million aggregate stated liquidation preference of newly-issued Series F Non-Convertible Preferred Stock (the “Series F Non-Convertible Preferred Stock”). NBCU, in turn, transferred the Series F Non-Convertible Preferred Stock to CIG on May 4, 2007. Accrued dividends pertaining to the 11% Series B Preferred Stock that was delivered to and subsequently canceled by the Company amounted to approximately $36.8 million. Additionally, under the terms of the Master Transaction Agreement, in conjunction with the Exchange Offer discussed below NBCU has agreed to exchange its remaining 11% Series B Preferred Stock with the Company for newly issued convertible subordinated debt and preferred stock. All of the accrued and unpaid dividends pertaining to the 11% Series B Preferred Stock that will be surrendered by NBCU as a result of these transactions have been deemed to be in exchange for the Company’s granting NBCU Option II to NBCU (see note 2). In determining the fair value of NBCU Option II, the Company utilized a discounted cash flow analysis of the cumulative dividends expected to accrue on the 11% Series B Preferred Stock from November 7, 2005 through the mandatory redemption date of December 31, 2013, excluding the effect of the aforementioned May 4, 2007 exchange transaction. The analysis assumed a required rate of return that the Company believes is appropriate based on the terms and inherent risk of the 11% Series B Preferred Stock and its relative ranking within the Company’s capital structure. As a result, the Company assigned a value to NBCU Option II of $23.9 million, which was recorded as paid in capital on the accompanying consolidated balance sheet as of May 4, 2007. As a result, the accrued and unpaid dividends that were canceled due to the May 4, 2007 exchange transaction resulted in a reduction in the net loss attributable to common stockholders of approximately $10.6 million, net of transaction expenses, for the three and six-month periods ended June 30, 2007.
     The Company was required to redeem the 14 1/4% Preferred Stock and 9 3/4% Preferred Stock for cash by November 15, 2006 and December 31, 2006, respectively. The Company was unable to redeem these securities at the required redemption dates and does not anticipate having sufficient financial resources to redeem these securities at any time in the foreseeable future, and dividends continue to accrue on these securities based on their current liquidation preference. As their sole and exclusive remedy for the Company’s failure to redeem the preferred stock as required, the holders of each series had the right, each voting separately and as one class, to elect two additional members to the Company’s board of directors. As a result, effective as of April 2, 2007, four additional members were added to the Company’s board of directors.
     On June 8, 2007, the Company launched the Exchange Offer for the outstanding shares of 14 1/4% Preferred Stock and 9 3/4% Preferred Stock (together, the “Senior Preferred Stock”). The Exchange Offer expired on July 27, 2007 and closed on August 3, 2007. Under the terms of the Exchange Offer, as amended, because less than 50% of the outstanding shares of each series of Senior Preferred Stock were tendered into the Exchange Offer as of July 13, 2007:
•	For each tendered share of 14 1/4% Preferred Stock, the holder received $7,500 principal amount of 11% Series A Mandatorily Convertible Senior Subordinated Notes due 2013 (the “Series A Notes”) and $500 initial liquidation preference of 12% Series B Mandatorily Convertible Preferred Stock (the “12% Series B Preferred Stock”); and

•	For each tendered share of 9 3/4% Preferred Stock, the holder received $4,500 principal amount of Series A Notes and $500 initial liquidation preference of 12% Series B Preferred Stock.
     As required by the Master Transaction Agreement, CIG, which owned approximately 16% and 2% of the outstanding 14 1/4% Preferred Stock and 9 3/4% Preferred Stock, respectively, tendered all of its Senior Preferred Stock in the Exchange Offer. The Company also solicited consents from the holders of each series of Senior Preferred Stock to amend their respective certificates of designation (the “Preferred Stock Amendment”) to eliminate (i) all voting rights, other than voting rights required by law, (ii) the Company’s obligation to repurchase the Senior Preferred Stock upon a change of control, (iii) all redemption rights, (iv) in the case of the 14 1/4% Preferred Stock, all exchange rights, and (v) substantially all of the restrictive covenants applicable to such series of Senior Preferred Stock, including the limitations on the incurrence of additional indebtedness, restricted payments and transactions with affiliates. See note 11 for further information.
     Two complaints seeking injunctive and other relief relating to the Exchange Offer were filed against the Company and seven of its directors in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court of Chancery”). NBCU and CIG were also named as defendants in each of the complaints. One complaint was filed on June 13, 2007 by a group of plaintiffs purporting to hold shares of the Company’s 14 1/4% Preferred Stock and the other complaint was filed on June 20, 2007 by a group of plaintiffs purporting to hold shares of the Company’s 9 3/4% Preferred Stock. On July 10, 2007, the Court of Chancery denied the plaintiffs’ motion to enjoin the Exchange Offer and on July 20, 2007, the Delaware Supreme Court refused to hear the appeal of the Chancery Court’s decision.
5. PER SHARE DATA
     Basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. The effect of stock options and warrants is antidilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.
     As of June 30, 2007 and 2006, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	June 30,
	2007	2006
Stock options	16,725	18,543
Restricted Class A common stock outstanding and Restricted Stock Units	9,337	9,954
Class A common stock reserved for issuance under convertible securities	308,470	313,222

	334,532	341,719

As further discussed in note 4, $210.0 million aggregate liquidation preference of 11% Series B Preferred Stock, which was convertible into Class A common stock at a conversion price of $2.00 per share, was exchanged for an equal liquidation preference of Series F Non-Convertible Preferred Stock.
6. COMPREHENSIVE LOSS
     Comprehensive loss consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(50,055)	$(43,754)	$(87,749)	$(84,140)
Unrealized gain on cash flow hedge	23,890	18,691	18,529	25,124

Comprehensive loss	$(26,165)	$(25,063)	$(69,220)	$(59,016)

7. RESTRUCTURING
     During 2005, the Company adopted a plan to substantially reduce or eliminate its sales of spot advertisements that were based on audience ratings and to focus its sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. The following summarizes the activity in the Company’s restructuring accrual for the six months ended June 30, 2007 (in thousands):

		Amounts
	Balance	Charged to			Balance
	December 31,	costs and		Cash	June 30,
	2006	expenses	Accretion	Payments	2007
Contractual obligations and other costs	$869	$—	$21	$(395)	$495
8. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information and non-cash financing activities are as follows (in thousands):

	For the Six Months
	Ended June 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,895	$34,832

Cash paid for income taxes	$132	$2,626

Non-cash financing activities:
Dividends on redeemable and convertible preferred stock	$1,048	$40,998

Call option issued in settlement of accrued dividends	$23,900	$—

Discount accretion on redeemable and convertible securities	$—	$255

9. COMMITMENTS AND CONTINGENCIES
     The Company has options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owner of these stations has the right to require the Company to purchase these stations at any time after January 1, 2007 through December 31, 2008, at the same price. On January 19, 2007, the owner of the station serving the New Orleans market exercised its right to require the Company to purchase this station for a purchase price of $18.0 million. The value of this station has been adversely affected by developments in the New Orleans television market related to the effects of Hurricane Katrina, and there can be no assurance that the value of this station upon acquisition will be equal to or exceed the price at which the Company is obligated to purchase this station. On June 4, 2007, the Company notified the owner of the station serving the Memphis market that the Company was exercising its right to purchase the Memphis station for a purchase price of $18 million. The Company has executed purchase agreements for both of these stations, the closing of which are subject to FCC approval.
     In December of 2006, the Company entered into an agreement to sell one of its low power television stations serving the New York market for a purchase price of $10 million. As of June 30, 2007, the Company had received $2 million of the purchase price in the form of a non-refundable deposit. The Company received the remainder of the purchase price in July 2007 and the transaction closed on July 27, 2007.
     On May 30, 2007, the Company executed an agreement to sell a low power television station located in Columbus, Ohio for a purchase price of $0.5 million, the closing of which is subject to FCC approval. Upon executing this agreement, the Company recorded an impairment charge of approximately $1.5 million for the difference in the carrying value of the station’s FCC licenses and the agreed-upon purchase price. The impairment charge is reflected in Loss on sale or disposal of broadcast assets in the accompanying consolidated statement of operations.
10. NEW ACCOUNTING PRONOUNCEMENTS
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that SFAS 159 will have on its financial condition, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires a sponsor of defined benefit plans to, among other things, recognize the funded status of a benefit plan in its statement of operations and recognize in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules. It also modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS 158 are effective for fiscal years ending after December 15, 2006 and the measurement elements are effective for fiscal years ending after December 15, 2008. As the Company does not sponsor any defined benefit plans, SFAS 158 will not have an effect on the Company’s financial position or results of operations.
     Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a uniform definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not expand the areas in which fair value measurements are required. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, that SFAS 157 will have on its financial position or results of operations.
11. SUBSEQUENT EVENTS
     On July 27, 2007, the holders of a majority of the total voting power of the Company’s outstanding voting stock approved an amendment to the Company’s certificate of incorporation to create a new class of non-voting common stock, Class D common stock, and to provide for 1,000,000,000 authorized shares of Class D common stock. The amendment also increases the number of authorized shares of the Company’s common stock, Class A common stock and Class C common stock to 3,035,000,000, 1,000,000,000 and 1,000,000,000, respectively, and authorizes the issuance of the convertible securities, options and warrant described in the Master Transaction Agreement. The written consent also approved the Preferred Stock Amendment (see note 4), which was also approved in the Exchange Offer by holders of a majority of the outstanding shares of each series of Senior Preferred

Stock. These amendments will become effective 20 days after the information statement notifying the Company’s other stockholders of these events was mailed to those stockholders. The information statement was mailed on August 1, 2007. Upon the amendments becoming effective, the Senior Preferred Stock that was not tendered and accepted in the Exchange Offer will no longer have any redemption rights and the Company will not be required to repurchase the Senior Preferred Stock upon a change of control. As a result of the Preferred Stock Amendment being approved by the applicable security holders and the closing of the Exchange Offer discussed below, the carrying value of the 14 1/4% Preferred Stock is no longer reflected as a current liability in the Company’s balance sheet as of June 30, 2007. In addition, the holders of the Senior Preferred Stock that was not tendered and accepted will no longer have the right to elect members to the Company’s board of directors (see note 4) and the term of office of the directors elected on April 2, 2007 by the holders of the Senior Preferred Stock will end on the effective date of the Preferred Stock Amendment.
     On July 27, 2007, the Exchange Offer expired, at which time approximately 51,603 shares, representing approximately 91% of the outstanding 14 1/4% Preferred Stock, and approximately 15,957 shares, representing approximately 96% of the outstanding 9 3/4% Preferred Stock, had been validly tendered in the Exchange Offer. The Company accepted for exchange all of the tendered shares, including approximately 9,386 shares of 14 1/4% Preferred Stock and approximately 262 shares of 9 3/4% Preferred Stock that were held by CIG. The Exchange Offer closed on August 3, 2007. As a result, the Company issued Series A Notes in the principal amount of approximately $458.8 million and 12% Series B Preferred Stock with a stated liquidation preference of approximately $33.8 million in exchange for 14 1/4% Preferred Stock and 9 3/4% Preferred Stock with aggregate liquidation preferences as of July 31, 2007, including accrued and unpaid dividends, of approximately $604.9 million and $172.5 million, respectively. On August 13, 2007, the Company exchanged one additional share of 14 1/4% Preferred Stock and 672 additional shares of 9 3/4% Preferred Stock and issued additional Series A Notes in the principal amount of approximately $3.0 million and 12% Series B Preferred Stock with a stated liquidation preference of approximately$0.3 million.
     The Series A Notes have terms that are substantially identical to those of the Series B Notes and rank junior to the Company’s Senior Debt and pari passu with the Series B Notes.
     Based on the number of shares of Senior Preferred Stock that were tendered and accepted in the Exchange Offer, the Master Transaction Agreement requires that, promptly following the closing of the Exchange Offer:
•	CIG exchange with the Company approximately $95.6 million aggregate stated liquidation preference of Series F Non-Convertible Preferred Stock (see note 4) for approximately $95.6 million aggregate stated liquidation preference of newly issued 8% Series A-2 Non-Convertible Preferred Stock (“Series A-2 Preferred Stock”);

•	CIG exchange with the Company approximately $114.4 million aggregate stated liquidation preference of Series F Non-Convertible Preferred Stock for $200.0 million aggregate stated liquidation preference of newly issued Series E-2 Mandatorily Convertible Preferred Stock (the “Series E-2 Convertible Preferred Stock”);

•	NBCU exchange with the Company all of the remaining 11% Series B Preferred Stock it holds after giving effect to the transaction discussed below, including its right to all accrued and unpaid dividends thereon, representing an aggregate liquidation preference of approximately $440.7 million for:
i.	approximately $31.1 million aggregate stated liquidation preference of Series E-1 Mandatorily Convertible Preferred Stock (the “Series E-1 Convertible Preferred Stock”);

ii.	8% Series D Mandatorily Convertible Preferred Stock (the “Series D Convertible Preferred Stock”) with an aggregate stated liquidation preference equal to approximately $343.4 million; and

iii.	NBCU Option II, which was granted to NBCU on May 4, 2007.
In addition, since the Company accepted for exchange less than 90% of the outstanding shares of 14 1/4% Preferred Stock owned by holders other than CIG:
•	NBCU is entitled to exchange with the Company approximately $31.6 million aggregate stated liquidation preference of 11% Series B Preferred Stock that it owns for an equal principal amount of the Company’s Series B Notes; and

•	CIG is entitled to exchange approximately $8.1 million aggregate stated liquidation preference of Series A-2 Preferred Stock for an equal principal amount of Series B Notes.
     In accordance with the terms of the Master Transaction Agreement, CIG has agreed to purchase an additional $15.0 million of Series B Notes from the Company for an equal amount of cash.
     The transactions discussed above are expected to be completed by August 21, 2007. The Series B Notes rank senior in right of payment to all classes of the Company’s preferred stock, including the Senior Preferred Stock. After giving effect to the closing of the Exchange Offer, the Company had approximately $63.2 million of Senior Preferred Stock outstanding, including accrued and unpaid dividends, as of July 31, 2007.

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
     Among the significant risks and uncertainties which could cause actual results to differ from those anticipated in our forward-looking statements or could otherwise adversely affect our business or financial condition are those included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and the following:
•	Our high level of debt and the restrictions imposed on us by the terms of our debt;

•	Our history of significant losses and negative cash flow;

•	Our inability to redeem our preferred stock that was required to be redeemed in the fourth quarter of 2006;

•	The risks associated with our new sales strategy, which includes a return to the general network spot advertising market, or a decline in the rates at which we sell long form paid programming;

•	The risk of loss of a portion of our distribution platform; and

•	Changes in the legal and regulatory environment affecting broadcasters.
OVERVIEW
     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements), all of which carry our network programming, including stations reaching all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. We provide network programming seven days per week, 24 hours per day, and reach approximately 94 million homes, or 84% of prime time television households in the U.S., through our broadcast television station group and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of television series that have appeared previously on other broadcast networks which we have purchased the right to air and programming produced by third parties who have purchased from us the right to air their programming during specific time periods. The balance of our programming consists of long form paid programming (principally infomercials), and local public interest programming. We have obtained audience ratings and share, market rank and television household data set forth in this Report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.
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
     For the three and six-month periods ended June 30, 2007, the airing of infomercials accounted for approximately 72% and 75%, respectively, of our net revenues. For the three and six-month periods ended June 30, 2006, infomercials accounted for approximately 80% and 81%, respectively, of our net revenues.
     While we expect that a substantial portion of our revenues will continue to be derived from long form paid programming, primarily infomercials, we are pursuing a more diversified revenue mix, which includes the reintroduction of classic TV series through content agreements with Warner Bros., Sony and NBC Universal, which we entered into during 2006. On June 29, 2007 we began airing programming under our content partnership arrangement with RHI Entertainment (“RHI”), a company involved in the production and distribution of miniseries and movies for television, that will provide our television network with access to RHI’s library of over 4,000 hours of content as well as select original programming. Under this agreement, RHI now serves as our exclusive television programming supplier on Friday, Saturday and Sunday nights, planning and programming the 7 p.m. to 11 p.m. time periods, totaling 12 hours of programming per week. The agreement also provides for the U.S. broadcast premiere of at least six new RHI productions each year.
     In September 2006, in partnership with NBC Universal, Scholastic Corp., Classic Media/Big Idea, and Corus Entertainment Inc., we launched qubo, a multi-platform children’s entertainment network. The qubo analog service currently airs in weekly three hour programming blocks on ION Television and NBC and in Spanish over NBCU’s Telemundo network. In January 2007, we launched a dedicated digital channel airing qubo 24 hours per day, seven days per week (“24/7”) across our entire television station group. In February of 2007 we launched “ION Life”, a 24/7 digital broadcast network (a “diginet”) dedicated to health and wellness for consumers and families. We have secured distribution for ION Life and qubo on cable television packages offered by Verizon and AT&T, and continue to seek affiliation or retransmission agreements with additional cable and satellite providers for these diginets, as well as others we intend to develop in the future. We also expect to enter into additional content revenue sharing relationships in 2007 and beyond with various other content providers that we believe will broaden our television network’s content appeal and demographic positioning.
RECAPITALIZATION TRANSACTIONS
     We have a history of significant losses, and our business operations presently do not provide sufficient cash flow to support our debt service and to pay cash dividends on or meet the redemption requirements of our preferred stock. On May 3, 2007, we entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with NBC Universal, Inc. and certain of its affiliates (“NBCU”) and CIG Media LLC (“CIG”) providing for a recapitalization of our company. The primary components of the Master Transaction Agreement include:
•	NBCU’s assignment of its rights under the Call Agreement, dated November 7, 2005 (the “Call Agreement”), including the right (the “Call Right”) to purchase the shares of our common stock held by Lowell W. Paxson, our former chairman and chief executive officer, and his affiliates (collectively, the “Paxson Stockholders”), with such shares representing a majority of the total voting power of our outstanding common stock;

•	CIG’s exercise of the Call Right;

•	CIG’s conducting of a cash tender offer (the “Tender Offer”) to purchase any and all shares of our Class A Common Stock, which closed on June 15, 2007;

•	CIG’s investment of an additional $100 million in us through the purchase, for cash, of newly issued convertible subordinated debt;

•	Our conducting of an exchange offer and consent solicitation to holders of the 14 1/4% Preferred Stock and the 9 3/4% Preferred Stock (the “Exchange Offer”) to exchange their preferred stock for newly issued convertible subordinated debt and preferred stock; and

•	Our entering into a new stockholders’ agreement with CIG and NBCU which, upon becoming effective, provides that as long as either NBCU (together with its affiliates) or CIG (together with its affiliates) holds at least 25% of the voting power of our company, each such stockholder is entitled to approve certain actions involving us.
     For further information regarding these transactions, you should refer to footnotes 2, 3, 4 and 11 of the accompanying consolidated financial statements.
Financial Performance:
•	Net revenues in the second quarter of 2007 increased 3% to $55.5 million from $53.9 million in the second quarter of 2006, mainly due to higher rates realized for direct response advertisements, partially offset by lower revenues generated from infomercials.

•	Net revenues in the first six months of 2007 were $115.0 million, essentially unchanged from 2006 revenues of $114.7 million, as higher direct response rates were largely offset by lower infomercial revenues.

•	Operating income for the three months ended June 30, 2007 was $8.0 million, as compared to $9.0 million for the three months ended June 30, 2006. Operating income in 2006 reflects the amendment of the terms of a contract for which we had accrued the related obligations as part of our 2005 restructuring, resulting in a restructuring credit of approximately $7.2 million. In addition to the revenue increase noted above, operating income in 2007 reflects a $2.0 million increase in selling, general and administrative (“SG&A”) expenses, lower program rights amortization expense of approximately $7.1 million and a $1.5 million impairment charge recognized in 2007 related to the pending sale of one of our low power television stations.

•	Operating income for the first six months of 2007 was $24.6 million, as compared to $18.6 million in the first six months of 2006. The increase is primarily due to lower program rights amortization and SG&A expenses, partially offset by the aforementioned restructuring credit in 2006 and the aforementioned $1.5 million impairment charge.

•	Net loss attributable to common stockholders in the second quarter of 2007 was $56.6 million, as compared to $64.4 million in the second quarter of 2006, as the decrease in operating income and higher interest expense were more than offset by the cancellation of preferred stock dividends in connection with the exchange of 11% Series B preferred stock that resulted from our entering into the Master Transaction Agreement (see note 4 to the consolidated financial statements).

•	Net loss attributable to common stockholders for the six months ended June 30, 2007 was $115.0 million, as compared to $125.4 million for the same period of a year ago, the decrease being primarily due to the aforementioned cancellation of preferred stock dividends.

•	Cash used in operating activities was $4.8 million for the six months ended June 30, 2007, as compared to cash provided by operating activities of $2.1 million for the six months ended June 30, 2006. The decrease is mainly due to higher cash interest payments in 2007 than in 2006, partially offset by lower restructuring and other contractual payments in 2007.
Balance Sheet:
     Our cash and cash equivalents increased during the six months ended June 30, 2007 by $85.9 million to $144.5 million, as we issued new convertible subordinated debt to CIG and received $100.0 million in cash proceeds on May 4, 2007. As of June 30, 2007, our total debt, excluding discounts, amounted to $1.23 billion. Additionally, we have four series of redeemable preferred stock currently outstanding with a total carrying value of $1.52 billion as of June 30, 2007, of which $839.8 million was required to be redeemed in the fourth quarter of 2006 (see Liquidity and Capital Resources).
Sources of Cash:
     In addition to the $100.0 million of cash received from the issuance of new debt on May 4, 2007 as discussed above, our principal sources of cash during the first six months of 2007 were revenues from the sale of long form paid programming, direct response advertising and airtime to third party programmers, which we also expect to be our principal sources of cash for the remainder of 2007.

Key Company Performance Indicators:
     We use a number of key performance indicators to evaluate and manage our business. One of the key indicators related to the performance of our long form paid programming is long form advertising rates. These rates, which decreased during the first six months of 2007, can be affected by the number of television outlets through which long form advertisers can air their programs, weather patterns which can affect viewing levels and new product introductions. We monitor early indicators such as how new products are performing and our ability to increase or decrease rates for given time slots.
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
RESULTS OF OPERATIONS
     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months ended June 30,				Six Months ended June 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues (net of agency commissions)	$55,520	100.0	$53,945	100.0	$114,970	100.0	$114,661	100.0

Expenses:
Programming and broadcast operations	14,102	25.4	14,688	27.2	27,869	24.2	28,207	24.6
Program rights amortization	4,666	8.4	11,772	21.8	8,680	7.5	19,025	16.6
Selling, general and administrative	17,743	32.0	15,712	29.1	33,121	28.8	35,743	31.2
Depreciation and amortization	8,324	15.0	8,705	16.1	16,881	14.7	17,739	15.5
Time brokerage fees	1,145	2.1	1,145	2.1	2,290	2.0	2,290	2.0
Restructuring credits, net	—	—	(7,113)	(13.2)	—	—	(7,057)	(6.2)

Total operating expenses	45,980	82.8	44,909	83.2	88,841	77.3	95,947	83.7

Loss on sale or disposal of broadcast and other assets, net	(1,555)	(2.8)	(2)	(0.0)	(1,567)	(1.4)	(81)	(0.1)

Operating income	$7,985	14.4	$9,034	16.7	$24,562	21.4	$18,633	16.3

Other Data:
Program rights payments and deposits	$3,516		$1,552		$7,010		$3,000
Purchases of property and equipment	1,987		4,259		2,726		9,106
Cash flows (used in) provided by operating activities	(7,945)		(15,823)		(4,804)		2,100
Cash flows provided by (used in) investing activities	27		(5,459)		(2,676)		(10,822)
Cash flows provided by (used in) financing activities	93,415		(306)		93,396		(1,528)
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
     Net revenues in the second quarter of 2007 increased 3% to $55.5 million from $53.9 million in the second quarter of 2006, mainly due to higher rates realized for direct response advertisements, partially offset by lower revenues generated from infomercials.
     Programming and broadcast operations expenses were $14.1 million during the three months ended June 30, 2007, as compared to $14.7 million in the same period a year ago, mainly due to lower program residuals expense and music license fees, partially offset by higher expenses related to public interest programming.

     Program rights amortization expense decreased to $4.7 million during the three months ended June 30, 2007, compared with $11.8 million for the same period in 2006. During 2006, we recorded a charge of $6.6 million to write down to net realizable value and reduce the amortizable lives of certain programming as a result of new program license agreements entered into in June of 2006.
     SG&A was $17.7 million during the three months ended June 30, 2007, compared with $15.7 million for the comparable period in the prior year. The increase was primarily due to higher legal expenses in 2007 and, to a lesser extent, costs associated with our re-entry into the general network spot advertising market, partially offset by lower stock-based compensation expenses.
     Depreciation and amortization expense decreased to $8.3 million during the three months ended June 30, 2007, from $8.7 million during the three months ended June 30, 2006, mainly due to property and equipment becoming fully depreciated and disposed.
     On May 30, 2007, we executed an agreement to sell one of our low power television stations for a purchase price of $0.5 million. In connection with our entering into this agreement, we recorded an impairment charge of approximately $1.5 million for the difference in the carrying value of the station’s FCC licenses and the agreed-upon purchase price. We consider many of our low power television stations to be non-core assets that are not critical to our business. We intend to explore additional sales of non-core assets in order to raise additional cash.
     Interest expense for the three months ended June 30, 2007 increased to $30.7 million from $28.8 million for the three months ended June 30, 2006. The increase is due to interest accrued on the $100 million of new debt issued during 2007.
     Dividends on mandatorily redeemable preferred stock increased to $23.0 million for the three months ended June 30, 2007 from $19.6 million for the three months ended June 30, 2006, due to the issuance of Series F Non-Convertible Preferred Stock issued in May of 2007 and, to a lesser extent, a higher average number of outstanding shares of our 14 1/4% Junior Exchangeable preferred stock in 2007.
     We recorded a loss in the equity of unconsolidated investments of approximately $1.0 million in the three months ended June 30, 2007, with no comparable amount for the prior year.
     Dividends and accretion on redeemable preferred stock amounted to $6.5 million for the three months ended June 30, 2007, as compared to $20.7 million for the same period of a year ago. The decrease is a result of the exchange of 11% Series B preferred stock for newly issued Series F non-convertible preferred stock in accordance with the Master Transaction Agreement, and the cancellation of the accrued and unpaid dividends associated with the 11% Series B preferred stock that was exchanged (see note 4 to the consolidated financial statements).
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
     Net revenues in the first six months of 2007 were $115.0 million, essentially unchanged from 2006 revenues of $114.7 million, as higher direct response rates were largely offset by lower infomercial revenues.
     Programming and broadcast operations expenses were $27.9 million during the six months ended June 30, 2007, as compared to $28.2 million in the same period a year ago, as lower program residuals expense and music license fees were largely offset by increased expenses associated with public affairs programming and higher utilities expense.
     Program rights amortization expense decreased to $8.7 million during the six months ended June 30, 2007, compared with $19.0 million for the six months ended June 30, 2006. The decrease is due to the replacement of our previously existing programming assets with less expensive, shorter term program license agreements and the $6.6 million charge recorded in 2006 to write down to net realizable value and reduce the amortizable lives of certain programming discussed above.
     SG&A was $33.1 million during the six months ended June 30, 2007, compared with $35.7 million for the comparable period in the prior year. The decrease was primarily due to lower employee compensation costs of $3.5 million in 2007, including a $2.1 million decrease in stock-based compensation expense, partially offset by costs associated with our re-entry into the general network spot advertising market.
     Depreciation and amortization expense was $16.9 million during the six months ended June 30, 2007, as compared with $17.7 million from the same period a year ago, mainly due to property and equipment becoming fully depreciated and disposed.
     As discussed above, we recorded an impairment charge of approximately $1.5 million in 2007 related to the FCC licenses of one of our low power television stations that are held for sale.

     Interest expense for the six months ended June 30, 2007 increased to $58.6 million from $55.8 million in the first six months of 2006. We recognized additional interest expense of approximately $1.7 million in 2007 due to interest that accrued on the $100 million of new debt we issued during the period. In addition, we experienced a lower LIBOR interest rate during the first quarter 2006, prior to our entering into our interest rate swap agreements that effectively fixed the interest rate on our senior debt.
     Dividends on mandatorily redeemable preferred stock were $43.2 million for the six months ended June 30, 2007 compared to $38.5 million for the six months ended June 30, 2006, due to a higher number of outstanding shares of our 14 1/4% Junior Exchangeable preferred stock in 2007.
     We recorded a loss in the equity of unconsolidated investments in the first six months of 2007 of approximately $2.0 million, with no comparable amount for the prior year.
     Dividends and accretion on redeemable preferred stock amounted to $27.2 million and $41.3 million for the six months ended June 30, 2007 and 2006, respectively. The decrease is due to the exchange of 11% Series B Preferred stock for Series F Non-convertible preferred stock previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are to fund debt service payments, capital expenditures for our television properties and programming rights payments. Our primary source of liquidity is our cash on hand. As of June 30, 2007, we had $144.5 million in cash and cash equivalents and had working capital of approximately $67.1 million. We believe that our cash on hand and cash we expect to generate from future operations will provide the liquidity necessary to meet our obligations and financial commitments through the next four fiscal quarters, excluding the redemption of our preferred stock that was required during 2006. In addition, we have the ability to service a portion of our debt through in-kind payments in lieu of cash.
     On May 4, 2007, we received $100 million in cash proceeds through the issuance of $100.0 million of 11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013 (the “Series B Notes”) to CIG. In accordance with the terms of the Master Transaction Agreement, CIG has agreed to purchase from us an additional $15.0 million of Series B Notes for an equal amount of cash in connection with professional fees and other expenses we incurred as a result of our entering into the Master Transaction Agreement. We expect our total transaction expenses to exceed $15 million. The Series B Notes bear simple interest at an 11% annual rate payable quarterly in arrears commencing on July 31, 2007. For each quarterly interest period we may, at our option, elect to pay interest on the Series B Notes either entirely in cash or by deferring the payment of all such interest to any subsequent interest payment date. Interest that is deferred will not be added to the principal of the Series B Notes or earn interest. We have elected to defer the interest pertaining to the interest period ending July 30, 2007. The Series B Notes will mature on July 31, 2013, and are not callable prior to maturity. At the holder’s option, the Series B Notes are convertible at any time into shares of Class A common stock at a conversion price of $0.75 per share, increasing at a rate per annum of 11% from the issuance of the Series B Notes through the date of conversion. At any time following the first anniversary of the issuance date, the Series B Notes will be mandatorily converted into shares of either Class A common stock or Class C common stock (at the same conversion price) upon the occurrence of certain events related to the value of the Company’s common stock, as described in the indenture governing the Series B Notes. The Series B Notes rank junior to the Term Loans, First Priority Notes and Second Priority Notes and pari passu with the convertible subordinated debt issued in the Exchange Offer. The Series B Notes indenture contains customary covenants and includes a covenant restricting our ability to incur additional debt, other than specified types of permitted debt.
     On December 30, 2005, we refinanced all of our outstanding senior secured and senior subordinated debt by borrowing $325 million of new term loans and issuing $400 million of first lien senior secured floating rate notes and $405 million of second lien senior secured floating rate notes. The term loans and the first lien notes bear interest at a rate of three-month LIBOR plus 3.25%, are secured by first priority liens on substantially all of our and our subsidiaries’ assets and mature on January 15, 2012. The second lien notes bear interest at a rate of three-month LIBOR plus 6.25% and mature on January 15, 2013. Most of our obligations under the second lien notes are secured by second priority liens on substantially all of our and our subsidiaries’ assets. All three tranches (collectively, our “Senior Debt”) require quarterly interest payments in January, April, July and October of each year. For any interest period ending prior to January 15, 2010, we have the option to pay interest on the second lien notes either (i) entirely in cash or (ii) in kind through the issuance of additional second lien notes or by increasing the principal amount of the outstanding second lien notes. If we elect to pay interest in kind on the second lien notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. To date, we have elected to pay all of our interest on the second lien notes in cash. As a result, we made interest payments on our Senior Debt on January 16, April 16, and July 15, 2007 in the amounts of $27.2 million, $26.6 million and $26.9 million, respectively, and an additional interest payment in the amount of $26.9 million is due on October 14, 2007.

     On February 22, 2006, we entered into two floating to fixed interest rate swap arrangements which fixed the interest rates through maturity at 8.355% for the term loans and first lien notes and 11.36% for the second lien notes (assuming interest thereon is paid in cash). As a result, if we continue to elect to pay cash interest on our second lien notes beyond October 15, 2007, our annual cash interest obligations with respect to our $1.13 billion of Senior Debt amount to approximately $107.8 million. Any interest payment for which we elect to pay interest in kind on the second lien notes would reduce our cash interest obligation for that interest period by approximately $11.6 million.
     Our term loan facility and the indentures governing our first lien notes and second lien notes contain covenants which, among other things, limit our and our subsidiaries’ ability to incur more debt, pay dividends on or redeem our outstanding capital stock, make certain investments, enter into transactions with affiliates, create additional liens on our assets, sell assets and merge with any other person or transfer substantially all of our assets. Subject to limitations, we may incur up to $650 million of additional subordinated debt, which we may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. We will be required to make an offer to purchase the outstanding notes and repay the term loans with the proceeds of any sale of our stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other asset sales that we do not reinvest in our business. We will be required to make an offer to purchase a portion of the outstanding notes and repay a portion of the outstanding term loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of our television stations to the aggregate outstanding principal amount of the term loans and the notes (excluding any second lien notes we may issue in payment of interest on the second lien notes) is less than 1.5 to 1.0. The holders of the outstanding notes and the lenders of the term loans have the right to require us to repurchase these obligations following the occurrence of certain changes in the control of our company.
     As a result of the issuance of the Series B Notes (including the additional $15 million of Series B Notes to be issued to CIG as described above) and the additional convertible subordinated debt issued in the Exchange Offer and related transactions discussed below, we will have issued an aggregate of $616.5 million of additional subordinated indebtedness. In addition, the Master Transaction Agreement requires that if we fail to enter into arrangements reasonably satisfactory to CIG providing for a third party to purchase any Senior Debt for which the holders elect to exercise any right they may have to require us to repurchase such debt as a result of the transactions contemplated by the Master Transaction Agreement, we must use our reasonable best efforts to obtain a waiver of any such right from the holders of at least a majority in aggregate principal amount of each tranche of Senior Debt outstanding at the time of the waiver. If the waiver is not obtained, the parties to the Master Transaction Agreement shall restructure the underlying transactions so that the right to require us to repurchase the Senior Debt is not triggered. With the concurrence of CIG and NBCU, to date we have not sought any such waiver.
     Events of default under the Senior Debt include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the failure to pay a monetary judgment against us in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after we receive notice of default from the indenture trustee or holders of at least 25% of the outstanding debt, and the occurrence of certain bankruptcy events. We are currently in compliance with all of our debt covenants.
     Pursuant to the Master Transaction Agreement, we launched an Exchange Offer for the outstanding shares of 14 1/4% Preferred Stock and 9 3/4% Preferred Stock (collectively, the “Senior Preferred Stock”), whereby holders of the Senior Preferred Stock had the opportunity to tender their shares of Senior Preferred Stock in exchange for newly issued convertible subordinated debt and preferred stock. The Exchange Offer expired on July 27, 2007 and closed on August 3, 2007. Approximately 91% of the outstanding 14 1/4% Preferred Stock and approximately 96% of the outstanding 9 3/4% Preferred Stock was validly tendered and accepted in the Exchange Offer, including all of the shares held by CIG, which represented approximately 16% and 2% of the outstanding shares of 14 1/4% Preferred Stock and 9 3/4% Preferred Stock, respectively. We issued approximately $458.8 million aggregate principal amount of 11% Series A Mandatorily Convertible Senior Subordinated Notes due 2013 (“Series A Notes”) and approximately $33.8 million aggregate stated liquidation preference of 12% Series B Mandatorily Convertible Preferred Stock (“12% Series B Preferred Stock”) in exchange for 14 1/4% Preferred Stock and 9 3/4% Preferred Stock with aggregate liquidation preferences, including accrued and unpaid dividends, as of July 31, 2007 of approximately $604.9 million and $172.5, respectively. On August 13, 2007, we exchanged one additional share of 14 1/4% Preferred Stock and 672 additional shares of 9 3/4% Preferred Stock and issued additional Series A Notes in the principal amount of approximately $3.0 million and 12% Series B Preferred Stock with a stated liquidation preference of approximately$0.3 million. In addition, in accordance with the terms of the Master Transaction Agreement, NBCU and CIG will exchange preferred stock with stated liquidation preferences of approximately $31.6 million and $8.1 million, respectively, for equal principal amounts of Series B Notes. After giving effect to the closing of the Exchange Offer, we had approximately $63.2 million of Senior Preferred Stock outstanding, including accrued and unpaid dividends, as of July 31, 2007. See notes 4 and 11 to the consolidated financial statements for additional details regarding the Exchange Offer.

     We were required to redeem our 14 1/4% Preferred Stock and 9 3/4% Preferred Stock for cash by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities at their mandatory redemption dates, which reflected the aggregate liquidation preference plus accumulated and unpaid dividends, were approximately $609.9 million and $171.0 million, respectively. We were unable to redeem these securities at the required redemption dates and the terms of our outstanding debt limited the amount of these securities that we are permitted to redeem. Dividends continued to accrue on these securities based on their current aggregate liquidation preference, and the aggregate redemption value of these securities as of June 30, 2007 was $839.8 million. As their sole and exclusive remedy for our failure to redeem the preferred stock as required, the holders of each series had the right, each voting separately and as one class, to elect two additional members to our board of directors. As a result, on April 2, 2007, four new members were added to our board of directors. In tendering their shares of Senior Preferred Stock in the Exchange Offer the holders of a majority of the outstanding shares of both series approved amendments to the respective certificates of designation eliminating the mandatory redemption rights of the Senior Preferred Stock, thus we are no longer required to redeem the Senior Preferred Stock or to repurchase it upon a change of control. In addition, the holders of the Senior Preferred Stock that was not tendered and accepted will no longer have the right to elect members of our board of directors and the term of office of the directors elected on April 2, 2007 by the holders of the Senior Preferred Stock will end on the effective date of the preferred stock amendment. We anticipate that the effective date of the amendment will be on or around August 21, 2007.
     We have options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owners of these stations have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008, at the same price. We are currently operating these stations under time brokerage agreements, under which we pay monthly fees to the station owners. On January 19, 2007, the owner of the station serving the New Orleans market exercised its right to require us to purchase this station at a purchase price of $18 million. The value of this station has been adversely affected by developments in the New Orleans television market related to the effects of Hurricane Katrina, and there can be no assurance that the value of this station upon acquisition will be equal to or exceed the price at which we are obligated to purchase this station. On June 4, 2007, we notified the owner of the station serving the Memphis market that we were exercising our right to purchase the Memphis station for a purchase price of $18 million. We have executed purchase agreements for both of these stations, the closing of which are subject to FCC approval.
     In December of 2006, we entered into an agreement to sell one of our low power television stations serving the New York market for a purchase price of $10 million. As of June 30, 2007, we had received $2 million of the purchase price in the form of a non-refundable deposit. We received the remainder of the purchase price in July of 2007 and the transaction closed on July 27, 2007.
     As of June 30, 2007, we were obligated under the terms of our outstanding debt, programming contracts, operating lease agreements and employment agreements to make future payments as follows (in thousands):

	2007	2008	2009	2010	2011	Threafter	Total
Term loans and notes payable	$38	$84	$95	$46	$—	$1,230,000	$1,230,263
Obligations for program rights and other program rights commitments	7,812	—	—	—	—	—	7,812
Operating leases and employment agreements	12,505	23,234	17,086	14,829	13,212	83,284	164,150

Total	$20,355	$23,318	$17,181	$14,875	$13,212	$1,313,284	$1,402,225

     In addition to the amounts noted above, the employment agreement with our chief executive officer may, under certain circumstances, require us to make separation payments aggregating up to $5.0 million during the period ending November 7, 2009.

     Cash used in operating activities was $4.8 million for the first six months of 2007, as compared to cash provided by operating activities of $2.1 million for the first six months of 2006. The decrease is mainly due to $19.1 million of higher cash interest payments in 2007, partially offset by advance payments received from certain program content providers and lower restructuring and other contractual payments in 2007. Cash used in operating activities in 2007 also includes $3.7 million of expenses related to the recapitalization transactions.
     Cash used in investing activities was $2.7 million in the first six months of 2007, as compared to $10.8 million in the first six months of 2006. Capital expenditures, which consist primarily of the costs of converting our stations to digital broadcasting as required by the FCC and purchases of broadcast equipment for our television stations, were $2.7 million and $9.1 million for the six months ended June 30, 2007 and 2006, respectively. We currently own or operate 52 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received a construction permit from the FCC and expect to complete the build-out on one station during 2007, we are awaiting construction permits from the FCC with respect to six stations and one of our stations has not received a digital channel allocation and therefore will not be converted until the end of the digital transition. We expect our total capital expenditures for the remainder of 2007 will be approximately $5.0 million, including approximately $4.0 million to complete the conversion of each of our stations that has received a construction permit and a digital channel allocation. In August of 2006, we formed a joint venture with NBCU and three other parties for the launch of a children’s programming service. We invested $2.4 million in this venture in 2006 and expect to invest an additional $2.4 million during 2007. In the first six months of 2007, we purchased equity securities in the amount of $2.0 million from an independent programmer who had entered into an agreement with us to purchase broadcast time on our television network. Upon this entity’s achievement of certain milestones, we will be required to invest an additional $1.0 million. Also during the first six months of 2007, we received a non-refundable deposit of $2.0 million in connection with the pending sale of one of our low power television stations, which has since closed. We expect to fund all of our capital expenditures and other investments for the remainder of 2007 with our cash on hand and cash from operations.
     Cash provided by financing activities was approximately $93.4 million in the first six months of 2007 due to the proceeds from the issuance of the Series B Notes to CIG, net of expenses related to the recapitalization transactions of approximately $6.6 million. Cash used in financing activities for the six months ended June 30, 2006 was approximately $1.5 million, and is comprised primarily of loan origination costs in connection with the December 30, 2005 refinancing transaction.
New Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, that SFAS 159 will have on our financial condition, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires sponsors of defined benefit plans to, among other things, recognize the funded status of a benefit plan in its statement of operations and recognize in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules. It also modifies the timing of reporting and adds certain disclosures. The recognition and disclosure elements of SFAS 158 are effective for fiscal years ending after December 15, 2006 and the measurement elements are effective for fiscal years ending after December 15, 2008. As we do not sponsor any defined benefit plans, SFAS 158 will not have an effect on our financial position or results of operations.
     Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a uniform definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, however it does not expand the areas in which fair value measurements are required. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact, if any, that SFAS 157 will have on our financial position or results of operations.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2007, there had not been a material change in the market risk information disclosed in Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of our 2006 Annual Report on Form 10-K.

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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     The Company is involved in litigation from time to time in the ordinary course of business. The Company believes the ultimate resolution of these matters will not have a material effect on its financial position, cash flows or results of operations.
     In June 2007, two complaints were filed against the Company and seven of its directors in the Court of Chancery of the State of Delaware in and for New Castle County (the “Court of Chancery”). One complaint was filed by a group of plaintiffs purporting to hold shares of the Company’s 14 1/4% Preferred Stock and the other complaint was filed by a group of plaintiffs purporting to hold shares of the Company’s 9 3/4% Preferred Stock.
     Each of the complaints seeks injunctive and other relief relating to the Exchange Offer (see note 4). On July 10, 2007, the Court of Chancery denied the plaintiffs’ motion to enjoin the Exchange Offer and on July 20, 2007, the Delaware Supreme Court refused to hear the appeal of the denial of plaintiff’s motion to enjoin the Exchange Offer.
     NBCU, Citadel Investment Group LLC and CIG are also named as defendants in each of the lawsuits.
     The Company believes that each of the complaints is without merit as to it and all of the director defendants. The Company and the director defendants intend to vigorously defend against each of the complaints.
Item 1a. RISK FACTORS
     See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. EXHIBITS
     (a) List of Exhibits:

Exhibit
Number	Description of Exhibits

3.1.1	Certificate of Incorporation of the Company (1)

3.1.6	Certificate of Designation of the Company’s 9- 3/4% Series A Convertible Preferred Stock (2)

3.1.7	Certificate of Designation of the Company’s 14- 1/4% Cumulative Junior Exchangeable Preferred Stock (2)

3.1.8	Second Amended and Restated Certificate of Designation of the Company’s 11% Series B Convertible Exchangeable Preferred Stock, filed March 7, 2006 with the State of Delaware (5)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (7)

3.1.10	Certificate of Designation of the Company’s 12% Series A-1 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.11	Certificate of Designation of the Company’s 8% Series A-2 Non-Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.12	Certificate of Designation of the Company’s 12% Series A-3 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.13.1	Certificate of Designation of the Company’s 12% Series B Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.13.2	Certificate of Increase of the Company’s 12% Series B Mandatorily Convertible Preferred Stock, filed August 3, 2007 with the State of Delaware

3.1.14	Certificate of Designation of the Company’s 8% Series C Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.15	Certificate of Designation of the Company’s 8% Series C Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.16	Certificate of Designation of the Company’s 8% Series C Non-Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.17	Certificate of Designation of the Company’s 8% Series D Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.18	Certificate of Designation of the Company’s Series E-1 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.19	Certificate of Designation of the Company’s Series E-2 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.20	Certificate of Designation of the Company’s 8% Series F Non-Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.2	Amended and Restated Bylaws of the Company (effective November 1, 2006) (3)

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

4.9.1	First Amendment to Term Loan Agreement, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and Citicorp North America, Inc., as Administrative Agent (6)

10.250	Master Transaction Agreement, dated as of May 3, 2007, among the Company, NBC Universal, Inc., NBC Palm Beach Investment I, Inc, NBC Palm Beach Investment II, Inc. and CIG Media LLC (8)

10.251	Indenture, dated May 4, 2007, by and between the Company and The Bank of New York Trust Company, N.A., governing the 11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013 (8)

10.252	Warrant by and between the Company and CIG Media LLC (8)

10.253	Call Agreement, dated as of May 4, 2007, between the Company and NBC Palm Beach Investment I, Inc. (8)

10.254	Registration Rights Agreement for New Securities, dated as of May 4, 2007, among the Company, NBC Universal, Inc. and CIG Media LLC (8)

10.255	Registration Rights Agreement for Series B Convertible Subordinated Debt, dated as of May 4, 2007, among the Company, NBC Universal, Inc. and CIG Media LLC (8)

10.256	Stockholders’ Agreement, dated as of May 4, 2007, among the Company, CIG Media LLC and NBC Universal, Inc. (8)

10.257	Indenture, dated August 3, 2007, by and between the Company and The Bank of New York Trust Company, N.A., governing the 11% Series A Mandatorily Convertible Subordinated Notes due 2013

31.1	Certification by the Chief Executive Officer of ION Media Networks, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of ION Media Networks, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006 and incorporated herein by reference.

(2)	Filed with the Company’s Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on July 23, 1998, Registration No. 333-59641, and incorporated herein by reference.

(3)	Filed with the Company’s Current Report on Form 8-K, dated November 1, 2006, and incorporated herein by reference.

(4)	Filed with the Company’s Current Report on Form 8-K, dated December 30, 2005, and incorporated herein by reference.

(5)	Filed with the Company’s Current Report on Form 8-K, dated March 7, 2006, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 22, 2006, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, filed with the Securities and Exchange Commission on May 15, 2003 and incorporated herein by reference.

(8)	Filed with the Company’s Current Report on Form 8-K, dated May 3, 2007, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION MEDIA NETWORKS, INC.
Date: August 14, 2007
	By:	/s/ Richard Garcia
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

	By:	/s/ Curtis L. Brandon
Vice President - Controller
(principal accounting officer )