Form 10-Q
period 2007-09-30
ION MEDIA NETWORKS INC.
filed 2007-11-13
CIK 923877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ___TO ___
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2007:

Class of Stock Common stock—Class A, $0.001 par value per share Common stock—Class B, $0.001 par value per share	Number of Shares 66,746,520 8,311,639

ION MEDIA NETWORKS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ION MEDIA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,262	$58,601
Accounts receivable, net of allowance for doubtful accounts of $334 and $271, respectively	13,388	13,533
Program rights	1,638	3,573
Prepaid expenses and other current assets	3,976	5,159

Total current assets	178,264	80,866
Property and equipment, net	64,159	76,768
FCC license intangible assets	842,175	844,150
Other intangible assets, net	16,769	24,944
Other assets	35,530	30,259

Total assets	$1,136,897	$1,056,987

LIABILITIES, MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, CONTINGENT COMMON STOCK AND STOCK OPTION PURCHASE OBLIGATIONS AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$40,456	$28,145
Accrued interest	24,803	24,604
Obligations for program rights	3,053	3,991
Mandatorily redeemable preferred stock	—	620,020
Deferred revenue	14,170	10,274

Total current liabilities	82,482	687,034

Deferred revenue, net of current portion	6,243	9,832
Deferred income taxes	210,828	196,843
Term loans and notes payable, net of discount	1,585,922	1,123,272
Notes payable to CIG, net of discount, including accrued interest	96,814	—
Notes payable to NBCU, including accrued interest	32,007	—
Accrued interest, net of current portion	8,176	—
Other long-term liabilities	34,478	22,561

Total liabilities	2,056,950	2,039,542

Mandatorily redeemable and convertible preferred stock	701,420	860,406

Contingent Class B common stock and stock option purchase obligations	5,410	6,910

Commitments and contingencies (See Notes to Unaudited Consolidated Financial Statements) Stockholders’ deficit:
13 1/4% Cumulative Junior Preferred Stock — liquidation preference of $10,000 per share, accruing dividends at 14 1/4%; 72,000 shares authorized; 5,328 shares issued and outstanding	62,449	—
9 3/4% Series A Convertible Preferred Stock — liquidation preference of $10,000 per share; 17,500 shares authorized; 67 shares issued and outstanding	728	—
Class A common stock, $0.001 par value; one vote per share; 1,000,000,000 shares authorized, 66,746,520 and 65,040,728 shares issued and outstanding	67	65
Class B common stock, $0.001 par value; ten votes per share; 35,000,000 shares authorized and 8,311,639 shares issued and outstanding	8	8
Class C non-voting common stock, $0.001 par value, 1,000,000,000 shares authorized, no shares issued and outstanding	—	—
Class D non-voting common stock, $0.001 par value, 1,000,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	673,597	612,276
Accumulated deficit	(2,346,912)	(2,457,184)
Accumulated other comprehensive loss	(16,820)	(5,036)

Total stockholders’ deficit	(1,626,883)	(1,849,871)

Total liabilities, mandatorily redeemable and convertible preferred stock, contingent common stock and stock option purchase obligations and stockholders’ deficit	$1,136,897	$1,056,987

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET REVENUES (net of agency commissions)	$56,487	$53,338	$171,457	$167,999

EXPENSES:
Programming and broadcast operations (excluding depreciation and amortization shown separately below and including stock-based compensation of $—, $25, $103, and $91, respectively)	13,140	14,209	41,009	42,416
Program rights amortization	5,027	9,373	13,707	28,398
Selling, general and administrative (excluding depreciation and amortization shown separately below and including stock-based compensation of $1,062, $2,393, $3,660 and $7,161, respectively)	14,702	15,945	47,823	51,688
Depreciation and amortization	8,071	9,071	24,952	26,810
Time brokerage fees	1,145	1,145	3,435	3,435
Restructuring charges (credits)	—	25	—	(7,032)

Total operating expenses	42,085	49,768	130,926	145,715
Gain (loss) on sale or disposal of broadcast assets, net	7,799	(1,615)	6,232	(1,696)

Operating income	22,201	1,955	46,763	20,588
OTHER INCOME (EXPENSE):
Interest expense	(36,981)	(28,508)	(93,163)	(84,297)
Interest expense — notes payable to CIG	(4,128)	—	(6,553)	—
Interest expense — notes payable to NBCU	(386)	—	(386)	—
Dividends on mandatorily redeemable preferred stock	(4,091)	(20,282)	(47,324)	(58,822)
Gain on extinguishment of mandatorily redeemable preferred stock	185,285	—	185,285	—
Interest income	1,866	777	3,716	2,560
Equity in loss of unconsolidated investment	(768)	(652)	(2,765)	(652)
Other income (expense), net	1,849	(94)	1,830	(666)

Income (loss) before income taxes	164,847	(46,804)	87,403	(121,289)
Income tax provision	(3,739)	(5,424)	(14,040)	(14,787)

Net income (loss) before minority interest	161,108	(52,228)	73,363	(136,076)
Minority interest	(2)	264	(6)	(28)

Net income (loss)	161,106	(51,964)	73,357	(136,104)
Exchange of redeemable and convertible preferred stock	74,473	—	85,048	—
Dividends and accretion on redeemable and convertible preferred stock	(10,317)	(20,767)	(48,133)	(62,020)
Cumulative dividends on non-redeemable preferred stock	(1,277)	—	(1,277)	—

Net income (loss) attributable to common stockholders	$223,985	$(72,731)	$108,995	$(198,124)

Net earnings (loss) per common share — Basic	$3.00	$(1.00)	$1.48	$(2.72)

Net earnings (loss) per common share — Diluted	$0.09	$(1.00)	$—	$(2.72)

Weighted average common shares outstanding — Basic	74,749,229	72,738,269	73,793,009	72,723,236

Weighted average common shares outstanding — Diluted	902,842,047	72,738,269	624,182,598	72,723,236

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2007 (Unaudited)
(in thousands)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	14 1/4%	9 3/4%	Class A	Class B	Capital	Deficit	Loss	Deficit
Balance at January 1, 2007	$—	$—	$65	$8	$612,276	$(2,457,184)	$(5,036)	$(1,849,871)
Stock-based compensation	—	—	—	—	3,763	—	—	3,763
Elimination of redemption rights of preferred stock	62,449	728	—	—	—	—	—	63,177
Stock options exercised	—	—	1	—	5	—	—	6
Common stock issued in settlement of restricted stock units, net of withholding taxes paid	—	—	1	—	(647)	—	—	(646)
Exchange of redeemable and convertible preferred stock						85,048		85,048
Dividends on redeemable and convertible preferred stock	—	—	—	—	—	(48,133)	—	(48,133)
Issuance of call option on Class B common stock	—	—	—	—	23,900	—	—	23,900
Warrants issued in connection with the issuance of convertible debt	—	—	—	—	32,800	—	—	32,800
Adjustment to contingent stock option purchase obligation	—	—	—	—	1,500	—	—	1,500
Unrealized loss on interest rate swap	—	—	—	—	—	—	(11,784)	(11,784)
Net income	—	—	—	—	—	73,357	—	73,357

Balance at September 30, 2007	$62,449	$728	$67	$8	$673,597	$(2,346,912)	$(16,820)	$(1,626,883)

The accompanying notes are an integral part of the consolidated financial statements.

ION MEDIA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$73,357	$(136,104)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24,952	26,810
Stock-based compensation	3,763	7,252
Gain on extinguishment of mandatorily redeemable preferred stock	(185,285)	—
Non-cash restructuring charges	26	680
Program rights amortization	13,707	28,398
Expenses related to preferred stock restructuring	(4,038)	—
Payments for cable distribution rights	(103)	—
Non-cash barter, net	(7)	(100)
Program rights payments and deposits	(12,450)	(5,290)
Obligations to CBS	—	(7,417)
Provision for doubtful accounts	100	(1)
Deferred income tax provision	13,985	14,937
(Gain) loss on sale or disposal of broadcast assets, net	(6,232)	1,696
Equity in loss of joint venture	2,765	652
Dividends on mandatorily redeemable preferred stock	47,324	58,822
Amortization of debt discount	2,635	851
(Increase) decrease in operating assets:
Accounts receivable	1,312	7,433
Amounts due from Crown Media	—	1,655
Prepaid expenses and other current assets	1,184	(645)
Other assets	2,847	2,911
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(290)	(5,122)
Accrued restructuring charges	(895)	(18,930)
Accrued interest	13,535	17,992
Deferred revenue	308	(2,253)

Net cash used in operating activities	(7,500)	(5,773)

Cash flows from investing activities:
Investment in unconsolidated affiliates	(2,000)	(2,400)
Purchases of property and equipment	(4,035)	(11,522)
Purchases of intangible assets	—	(2,052)
Proceeds from the sale of broadcast assets	10,017	575

Net cash provided by (used in) investing activities	3,982	(15,399)

Cash flows from financing activities:
Borrowings of long-term debt	115,000	—
Repayments of long-term debt	(59)	(55)
Payments of loan origination costs	(4,825)	(1,500)
Expenses related to the restructuring of preferred stock	(5,296)	—
Withholding taxes paid in settlement of Restricted Stock Units	(646)	—
Proceeds from exercise of stock options, net of withholding taxes paid	5	8

Net cash provided by (used in) financing activities	104,179	(1,547)

Increase in cash and cash equivalents	100,661	(22,719)
Cash and cash equivalents, beginning of period	58,601	90,893

Cash and cash equivalents, end of period	$159,262	$68,174

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
     The financial information contained in the financial statements and notes thereto as of September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006 is unaudited. In the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included. With the exception of the adjustments resulting from the exchange transactions described in note 4, these adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and Paxson Management Corporation (“PMC”), a special purpose entity that is being consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN46R”). All intercompany balances and transactions have been eliminated in consolidation.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes the most significant estimates involved in preparing the Company’s financial statements include estimates related to the accounting for leases, allowance for doubtful accounts, impairment of long-lived assets and Federal Communications Commission (“FCC”) licenses and estimates used in determining fair value in connection with the warrant and call option described in notes 3 and 4, respectively. The Company bases its estimates on historical experience and various other assumptions it believes are reasonable. Actual results could differ from those estimates. The Company’s significant accounting policies are described in “Note 1. Nature of the Business and Summary of Significant Accounting Policies” in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
2. RECAPITALIZATION TRANSACTIONS
     On May 3, 2007, the Company entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with CIG Media LLC (“CIG”) and NBC Universal, Inc. and certain of its affiliates (“NBCU”), which was subsequently amended on June 8, 2007 and on August 21, 2007, providing for a recapitalization of the Company. Pursuant to the Master Transaction Agreement, on May 4, 2007 NBCU assigned to CIG all of NBCU’s rights and obligations under the Call Agreement, dated November 7, 2005 (the “Call Agreement”), among NBCU and Lowell W. Paxson, the Company’s former chairman and chief executive officer, Second Crystal Diamond Limited Partnership and Paxson Enterprises, Inc. (together, the “Paxson Stockholders”), including the right (the “Call Right”) to acquire 15,455,062 outstanding shares of Class A Common Stock and 8,311,639 shares of Class B Common Stock of the Company (the “Call Shares”) held by the Paxson Stockholders. The closing of the exercise of the Call Right (the “Call Closing”) would result in a change in control of the Company. The Call Closing is conditioned on the payment of the exercise price of $0.25 per share of Class A Common Stock and $0.29 per share of Class B Common Stock, and remains subject to approval by the Federal Communications Commission of CIG’s acquisition of the Call Shares.

     Concurrently with the assignment of the Call Right to CIG, CIG exercised the Call Right and on May 4, 2007 commenced a cash tender offer (the “Tender Offer”) to purchase any and all shares of the Company’s Class A Common Stock at a price of $1.46 per share. The Tender Offer closed on June 15, 2007, with 42,041,309 shares of Class A Common stock, representing approximately 87% of the Class A common stock outstanding (other than shares held by the Paxson Stockholders and CIG), having been validly tendered and accepted for payment.
     In accordance with the terms of the Master Transaction Agreement, CIG has invested an additional $115 million in the Company through the purchase, for cash, of newly issued convertible subordinated debt (see note 3 for further information), and the Company has completed an exchange offer and consent solicitation (the “Exchange Offer”) to holders of its 13 1/4% Junior Exchangeable Preferred Stock, currently accruing dividends at the rate of 14 1/4% (the “14 1/4% Preferred Stock”) and 9 3/4% Series A Convertible Preferred Stock (“the 9 3/4% Preferred Stock”) for newly issued convertible subordinated debt and preferred stock (see note 4 for further information).
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
     The Company incurred fees and expenses of approximately $23.7 million in connection with the transactions set forth in the Master Transaction Agreement, which have been allocated among the various transactions in a manner the Company believes is reasonable. Completion of the transactions contemplated by the Master Transaction Agreement may have triggered an ownership change under Section 382 of the Internal Revenue Code. The Company’s ability to offset taxable income that it may generate subsequent to any such ownership change with net operating losses generated prior to any ownership change may be significantly limited.
3. TERM LOANS AND NOTES PAYABLE
     On May 4, 2007, pursuant to the Master Transaction Agreement, the Company issued to CIG $100.0 million of the Company’s 11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013 (the “Series B Notes”) and received an equal amount of cash proceeds from CIG. On August 21, 2007, CIG purchased, for cash, an additional $15.0 million of the Company’s Series B Notes. The Company has allocated approximately $2.9 million of its recapitalization transaction expenses to the issuance of the Series B Notes. In addition, on August 21, 2007 CIG exchanged approximately $8.1 million aggregate stated liquidation preference of preferred stock for an equal principal amount of Series B Notes (see note 4).

     The Series B Notes bear simple interest at an 11% annual rate payable quarterly in arrears commencing on July 31, 2007. For each quarterly interest period the Company may, at its option, elect to pay interest on the Series B Notes either entirely in cash or by deferring the payment of all such interest to any subsequent interest payment date. Interest that is deferred will not be added to the principal of the Series B Notes or earn interest. The Company elected to defer the interest that was due on July 31, and October 31, 2007. The Series B Notes will mature on July 31, 2013, and are not callable prior to maturity. At the holder’s option, the Series B Notes are convertible at any time into shares of Class A common stock at a conversion price of $0.75 per share, increasing at a rate per annum of 11% from the issuance of the Series B Notes through the date of conversion. At any time following the first anniversary of the issuance date, the Series B Notes will be mandatorily converted into shares of either Class A common stock or Class C common stock (at the same conversion price) upon the occurrence of certain events related to the value of the Company’s common stock, as described in the indenture governing the Series B Notes. The Series B Notes rank junior to the Company’s term loans and senior secured notes. The Series B Notes indenture contains customary covenants and includes a covenant restricting the Company’s ability to incur additional debt, other than specified types of permitted debt.
     Concurrently with the purchase of the Series B Notes by CIG, the Company issued to CIG a common stock purchase warrant (the “Warrant”) and entered into a registration rights agreement for the Series B Notes. Under the Warrant, CIG has the right to purchase up to 100,000,000 shares of the Company’s Class A common stock at an exercise price of $0.75 per share. The term of the Warrant is seven years beginning on the date of issuance. In determining the fair value of the Warrant, the Company utilized a discounted cash flow analysis assuming $115.0 million of principal and all accrued interest would be paid on the maturity date of the Series B Notes. The Company also assumed a required rate of return of approximately 200 basis points above the interest rate on the Floating Rate Second Priority Senior Secured Notes as of the measurement date in the event that interest on those notes were to be paid in kind. The difference between the principal amount and the results of discounted cash flow analysis was deemed to be the implied value of the Warrant. As a result, the Warrant was valued at $32.8 million and was recorded as a discount to the Series B Notes. The discount will be amortized through the earlier of the maturity date of the Series B Notes or their conversion into common stock. For the nine months ended September 30, 2007, the Company recognized interest expense of approximately $1.7 million in connection with amortization of this discount. As of September 30, 2007, the carrying amount of Series B Notes held by CIG was approximately $92.0 million, net of discount, and accrued interest amounted to approximately $4.8 million.
     On August 21, 2007, NBCU exchanged with the Company approximately $31.6 million aggregate stated liquidation preference of its 11% Series B Convertible Exchangeable Preferred Stock (the “11% Series B Preferred Stock”) for an equal principal amount of the Company’s Series B Notes. At September 30, 2007, accrued interest on the Series B Notes held by NBCU amounted to approximately $0.4 million.
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
     Other term loans and notes payable consist of the following (in thousands):

	As of	As of
	September 30, 2007	December 31, 2006
Term Loans due 2012	$325,000	$325,000
Floating Rate First Priority Senior Secured Notes due 2012	400,000	400,000
Floating Rate Second Priority Senior Secured Notes due 2013	405,000	405,000
Series A Mandatorily Convertible Senior Subordinated Notes due 2013	461,858	—
Other	243	302

	1,592,101	1,130,302
Less: discount on Floating Rate Second Priority Senior Secured Notes	(6,100)	(6,955)
Less: current portion	(79)	(75)

	$1,585,922	$1,123,272

     Effective August 3, 2007, in connection with the closing of the Exchange Offer (see note 4), the Company issued 11% Series A Mandatorily Convertible Senior Subordinated Notes due 2013 (the “Series A Notes”) in the principal amount of approximately $461.9 million. The Series A Notes have terms that are substantially identical to those of the Series B Notes except that the conversion price is $0.90 per share. The Series A Notes rank junior to the Company’s Senior Debt and pari passu with the Series B Notes. The Company allocated approximately $5.3 million of its recapitalization transaction expenses to the issuance of the Series A Notes.
     On December 30, 2005, the Company borrowed $325.0 million of new term loans (the “Term Loans”) and issued $400.0 million of Floating Rate First Priority Senior Secured Notes due 2012 (the “First Priority Notes”) and $405.0 million of Floating Rate Second Priority Senior Secured Notes due 2013 (the “Second Priority Notes” and, together with the First Priority Notes and the Term Loans, the “Senior Debt”). The $325.0 million of term loans and the First Priority Notes bear interest at a rate of LIBOR plus 3.25%, and are secured by first priority liens on substantially all of the Company’s assets. The Second Priority Notes bear interest at a rate of LIBOR plus 6.25%, and most of the Company’s obligations under the Second Priority Notes are secured by second priority liens on substantially all of the Company’s assets. For any interest period ending prior to January 15, 2010, the Company has the option to pay interest on the Second Priority Notes either (i) entirely in cash or (ii) in kind through the issuance of additional Second Priority Notes or by increasing the principal amount of the outstanding Second Priority Notes. If the Company elects to pay interest in kind on the Second Priority Notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. Since their date of issuance, the Company has paid cash interest on the Second Priority Notes and has elected to pay cash interest on these notes for the interest period ending January 14, 2008.
     The term loan facility and the indentures governing the First Priority Notes and Second Priority Notes contain covenants which, among other things, limit the Company’s ability to incur more debt, pay dividends on or redeem outstanding capital stock, make certain investments, enter into transactions with affiliates, incur liens, sell assets, merge with any other person, or transfer substantially all of its assets. Subject to limitations, the Company had been permitted to incur up to $650.0 million of additional subordinated indebtedness, which it could use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. Through the issuance of the Series A Notes and Series B Notes discussed above, as of September 30, 2007 the Company has issued an aggregate of $616.5 million of additional subordinated indebtedness. The Company will be required to make an offer to purchase the First Priority Notes and Second Priority Notes and repay the Term Loans with the proceeds of any sale of its stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other asset sales that it does not reinvest in its business. The Company will be required to make an offer to purchase a portion of the First Priority Notes and Second Priority Notes and repay a portion of the Term Loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of its television stations to the aggregate outstanding principal amount of the Senior Debt (excluding any Second Priority Notes it may issue in payment of interest on the Second Priority Notes) is less than 1.5 to 1.0.
     The holders of the Senior Debt have the right to require the Company to repurchase these obligations following the occurrence of certain changes in control. The Master Transaction Agreement requires that if the Company has not entered into arrangements reasonably satisfactory to CIG providing for a third party to purchase any Senior Debt as to which the holders elect to exercise any right they may have to require the Company to repurchase such debt as a result of the transactions contemplated by the Master Transaction Agreement, the Company must use its reasonable best efforts to obtain a waiver of any such right from the holders of at least a majority in aggregate principal amount of each tranche of Senior Debt outstanding at the time of the waiver. With the concurrence of CIG and NBCU, to date the Company has not sought any such waiver. Because the waiver was not obtained prior to the closing of the Exchange Offer, the parties to the Master Transaction Agreement were required to restructure and amend the underlying transactions so that the right to require the Company to repurchase the Senior Debt was not triggered. As a result, on August 21, 2007, the Company, CIG and NBCU entered into the 2nd Amendment to the Master Transaction Agreement (the “2nd Amendment”) providing for NBCU to retain a portion of its 11% Series B Preferred Stock (see note 4).
     Events of default under the Senior Debt include the failure to pay interest within 30 days of the due date, the failure to pay principal when due, a default under any other debt in an amount greater than $10.0 million, the failure to pay a monetary judgment against the Company in an aggregate amount greater than $10.0 million, the failure to perform any covenant or agreement which continues for 60 days after the Company receives notice of default from the indenture trustee or holders of at least 25% of the outstanding indebtedness, and the occurrence of certain bankruptcy events. At September 30, 2007, the Company was in compliance with all of its debt covenants.
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
     The Company accounts for its interest rate swaps as cash flow hedges; thus, changes in the fair value of the interest rate swaps are reported in other comprehensive income or loss (see note 6). These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged loans. The aggregate fair value of the Company’s interest rate swap arrangements was $16.8 million at September 30, 2007, which is reflected in Other liabilities in the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2007 and 2006, the Company did not recognize in the statement of operations any gain or loss from hedge ineffectiveness and did not exclude any component of its derivative instruments’ gain or loss from its assessment of hedge effectiveness. In addition, the Company anticipates that the cash flow hedge will be highly effective over the next twelve months, and the Company does not anticipate reclassifying into its statement of operations any gains or losses currently within accumulated other comprehensive income.

     During the three and nine months ended September 30, 2007 and 2006, no gains or losses were recognized into earnings as a result of the discontinuance of the cash flow hedges.
4. MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK
     On June 8, 2007, pursuant to the terms of the Master Transaction Agreement, the Company launched the Exchange Offer for the outstanding shares of 14 1/4% Preferred Stock and 9 3/4% Preferred Stock (together, the “Senior Preferred Stock”). Under the terms of the Exchange Offer, as amended, because less than 50% of the outstanding shares of each series of Senior Preferred Stock were tendered into the Exchange Offer as of July 13, 2007:
•	For each tendered share of 14 1/4% Preferred Stock, the holder received $7,500 principal amount of Series A Notes and $500 initial liquidation preference of 12% Series B Mandatorily Convertible Preferred Stock (the “12% Series B Preferred Stock”); and

•	For each tendered share of 9 3/4% Preferred Stock, the holder received $4,500 principal amount of Series A Notes and $500 initial liquidation preference of 12% Series B Preferred Stock.
     As required by the Master Transaction Agreement, CIG, which owned approximately 16% and 2% of the outstanding 14 1/4% Preferred Stock and 9 3/4% Preferred Stock, respectively, tendered all of its Senior Preferred Stock in the Exchange Offer. The Exchange Offer expired on July 27, 2007, at which time approximately 51,603 shares, representing approximately 91% of the outstanding 14 1/4% Preferred Stock, and approximately 15,957 shares, representing approximately 96% of the outstanding 9 3/4% Preferred Stock, had been validly tendered in the Exchange Offer. The Company accepted for exchange all of the tendered shares, including approximately 9,386 shares of 14 1/4% Preferred Stock and approximately 262 shares of 9 3/4% Preferred Stock that were held by CIG. The Exchange Offer closed on August 3, 2007. On August 13, 2007, the Company exchanged one additional share of 14 1/4% Preferred Stock and 672 additional shares of 9 3/4% Preferred Stock for additional Series A Notes and 12% Series B Preferred Stock at the same exchange ratios as the Exchange Offer. These exchange transactions resulted in the Company issuing:
•	Series A Notes in the principal amount of approximately $387.0 million and 12% Series B Preferred Stock with a stated liquidation preference of approximately $25.8 million in exchange for 14 1/4% Preferred Stock with a carrying value at the time of the exchange, including accrued and unpaid dividends, of approximately $604.9 million; and

•	Series A Notes in the principal amount of approximately $74.9 million and 12% Series B Preferred Stock with a stated liquidation preference of approximately $8.3 million in exchange for 9 3/4% Preferred Stock with a carrying value at the time of the exchange, including accrued and unpaid dividends, of approximately $179.8 million.
     The Company allocated approximately $6.8 million and $4.0 million in recapitalization transaction fees to the exchange of the 14 1/4% Preferred Stock and 9 3/4% Preferred Stock, respectively. The exchange of the 14 1/4% Preferred Stock resulted in a gain on the extinguishment of mandatorily redeemable preferred stock in the amount of $185.3 million. The exchange of the 9 3/4% Preferred Stock resulted in an increase to income attributable to common stockholders for the three and nine months ended September 30, 2007 in the amount of $92.6 million.
     On May 4, 2007, pursuant to the Master Transaction Agreement, NBCU surrendered and delivered to the Company $210.0 million aggregate liquidation preference of 11% Series B Preferred Stock in exchange for $210.0 million aggregate stated liquidation preference of newly-issued Series F Non-Convertible Preferred Stock (the “Series F Non-Convertible Preferred Stock”). NBCU, in turn, transferred the Series F Non-Convertible Preferred Stock to CIG on May 4, 2007. Accrued dividends pertaining to the 11% Series B Preferred Stock that was delivered to and subsequently canceled by the Company amounted to approximately $36.8 million. Additionally, under the terms of the Master Transaction Agreement and as discussed below, NBCU exchanged its remaining 11% Series B Preferred Stock with the Company for newly issued convertible subordinated debt and preferred stock. Cancellation of the accrued and unpaid dividends pertaining to all of the 11% Series B Preferred Stock that has been surrendered by NBCU as a result of the transactions set forth in the Master Transaction Agreement has been deemed to be in exchange for the Company’s granting NBCU Option II to NBCU (see note 2). In determining the fair value of NBCU Option II, the Company utilized a discounted cash flow analysis of the cumulative dividends expected to accrue on the 11% Series B Preferred Stock from November 7, 2005 through the mandatory redemption date of December 31, 2013, excluding the effect of the aforementioned May 4, 2007 exchange transaction. The analysis assumed a required rate of return that the Company believes is appropriate based on the terms and inherent risk of the 11% Series B Preferred Stock and its relative ranking within the Company’s capital structure. As a result, the Company assigned a value to NBCU Option II of $23.9 million, which was recorded as paid in capital on the accompanying consolidated balance sheet as of May 4, 2007. Consequently, cancellation of the accrued and unpaid dividends due to the May 4, 2007 exchange transaction resulted in an increase to net income attributable to common stockholders of approximately $10.6 million, net of transaction expenses, for the nine months ended September 30, 2007.

     On August 21, 2007, in accordance with the terms of the Master Transaction Agreement, as amended, and based on the number of shares of Senior Preferred Stock that were tendered and accepted in the Exchange Offer, NBCU exchanged 11% Series B Preferred stock with a liquidation preference of $114.5 million, as well as the right to all accrued and unpaid dividends of approximately $79.8 million for:
•	Series E-1 Mandatorily Convertible Preferred Stock (the “Series E-1 Convertible Preferred Stock”) with an aggregate stated liquidation preference of approximately $31.1 million;

•	8% Series D Mandatorily Convertible Preferred Stock (the “Series D Convertible Preferred Stock”) with an aggregate stated liquidation preference of approximately $93.4 million; and

•	NBCU Option II, which was granted to NBCU on May 4, 2007.
These exchanges increased income attributable to common stockholders by approximately $67.4 million, net of transaction expenses.
     Also on August 21, 2007, in accordance with the terms of the Master Transaction Agreement:
•	CIG exchanged with the Company approximately $95.6 million aggregate stated liquidation preference of Series F Non-Convertible Preferred Stock for an equal aggregate stated liquidation preference of newly issued 8% Series A-2 Non-Convertible Preferred Stock (“Series A-2 Preferred Stock”); and

•	CIG exchanged with the Company approximately $114.4 million aggregate stated liquidation preference of Series F Non-Convertible Preferred Stock for $200.0 million aggregate stated liquidation preference of newly issued Series E-2 Mandatorily Convertible Preferred Stock (the “Series E-2 Convertible Preferred Stock”), resulting in a decrease to income attributable to common stockholders of approximately $85.6 million.
     The Master Transaction Agreement provides that the Series A-2 Preferred Stock will become exchangeable into a new series of convertible preferred stock of the Company promptly following the Call Closing or, if the Call Closing does not take place, upon the Call Closing deadline as defined in the Call Agreement.
     In addition, because the Company accepted for exchange less than 90% of the outstanding shares of 14 1/4% Preferred Stock owned by holders other than CIG, the “Contingent Exchange” provisions of the Master Transaction Agreement took effect. As a result, on August 21, 2007 NBCU exchanged with the Company approximately $31.6 million aggregate stated liquidation preference of 11% Series B Preferred Stock for an equal principal amount of Series B Notes, and CIG exchanged approximately $8.1 million aggregate stated liquidation preference of Series A-2 Preferred Stock for an equal principal amount of Series B Notes. The Series B Notes rank senior in right of payment to all classes of the Company’s preferred stock, including the Senior Preferred Stock.
     As of September 30, 2007, in accordance with the terms of the 2nd Amendment, NBCU holds $250 million aggregate liquidation preference (25,000 shares) of 11% Series B Preferred Stock. Under the terms of a Put/Call Agreement entered into by the Company, NBCU and CIG on August 21, 2007, NBCU has the right to require the Company to purchase, and the Company has the right to require NBCU to sell the 25,000 shares of 11% Series B Preferred Stock at any time after the Senior Debt has been refinanced or the Company has entered into arrangements providing for a third party to purchase all Senior Debt as to which the holders thereof exercise any right they may have to require the Company to purchase such debt under the applicable change in control provisions of the Senior Debt, as more fully described in note 3. The exercise price of the 11% Series B Preferred Stock would be $250 million aggregate liquidation preference of Series D Convertible Preferred Stock or, if the exercise date occurs after August 21, 2009, $250 million aggregate liquidation preference of Series G Mandatorily Convertible Preferred Stock (the “Series G Preferred Stock”). The Series G Preferred Stock would have terms substantially identical to those of the Series D Convertible Preferred Stock except that dividends would accrue from and after August 21, 2009 at a rate of 11% per annum instead of 8%. The parties to the Put/Call Agreement also agreed that the 11% Series B Preferred Stock retained by NBCU will have the same relative ranking with respect to dividends and distributions upon liquidation, winding up or dissolution of the Company as the Series D Preferred Stock and that the shares of Series D Preferred Stock or Series G Preferred Stock, as applicable, issued in payment of the exercise price shall carry accrued dividends from August 21, 2007.
     The Exchange Offer included the solicitation of consents from the holders of each series of Senior Preferred Stock to amend their respective certificates of designation (the “Preferred Stock Amendment”) to eliminate (i) all voting rights, other than voting rights required by law, (ii) the Company’s obligation to repurchase the Senior Preferred Stock upon a change of control, (iii) all redemption rights, (iv) in the case of the 14 1/4% Preferred Stock, all exchange rights, and (v) substantially all of the restrictive covenants applicable to such series of Senior Preferred Stock, including the limitations on the incurrence of additional indebtedness, restricted payments and transactions with affiliates. More than 90% of the holders of each class of Senior Preferred Stock approved the Preferred Stock Amendment, and the holders of a majority of the total voting power of the Company’s outstanding voting stock approved the amendment on July 27, 2007. The amendment became effective on August 21, 2007 and the Senior Preferred Stock that was not tendered and accepted in the Exchange Offer no longer has any redemption rights. As a result, the carrying value of the Senior

Preferred Stock that remained outstanding after the closing of the Exchange Offer is reflected in Stockholders’ equity in the Company’s consolidated balance sheet as of September 30, 2007. In addition, as their sole and exclusive remedy for the Company’s failure to redeem the Senior Preferred Stock in 2006 as required, the holders of each series had the right, each voting separately and as one class, to elect two additional members to the Company’s board of directors. Effective April 2, 2007, these holders elected four additional members to the Company’s board of directors. The right to elect directors was eliminated by the Preferred Stock Amendment and the term of office of the directors elected on April 2, 2007 by the holders of the Senior Preferred Stock ended on the effective date of the Preferred Stock Amendment.
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
     The following represents a summary of the changes in the Company’s mandatorily redeemable and convertible preferred stock for the nine months ended September 30, 2007 (in thousands except share data):

	9 3/4%	11% Series B	8% Series D	8%	Series E-1	Series E-2	12% Series B
	Convertible	Convertible	Convertible	Series A-2	Convertible	Convertible	Convertible
	Preferred	Exchangeable	Preferred	Preferred	Preferred	Preferred	Preferred
	Stock	Preferred Stock	Stock	Stock	Stock	Stock	Stock	Total
Mandatorily redeemable and convertible preferred stock:
Balance at January 1, 2007	$171,029	$689,377	$—	$—	$—	$—	$—	$860,406
(Exchange) issuance of preferred stock pursuant to the Master Transaction Agreement/ Exchange Offer	(179,797)	(441,063)	93,379	95,585	31,070	200,000	34,116	(166,710)
Accrual of cumulative dividends	9,496	36,363	839	786			649	48,133
Elimination of redemption rights and reclassification to shareholders’ equity	(728)							(728)
Contingent Exchange	—	(31,621)		(8,060)				(39,681)

Aggregated liquidation preference and accumulated dividends at September 30, 2007	$—	$253,056	$94,218	$88,311	$31,070	$200,000	$34,765	$701,420

Shares authorized	—	60,607	39,000	11,000	4,500	21,000	3,700	139,807
Shares issued and outstanding	—	25,000	9,338	8,752	3,107	20,000	3,412	69,609
Accrued dividends	—	$3,056	$839	$786	$—	$—	$649	$5,330

	8% Series F	14 1/4% Junior
	Non-Convertible	Exchangeable
	Preferred	Preferred
	Stock	Stock	Total
Mandatorily redeemable preferred stock:
Balance at January 1, 2007	$—	$620,020	$620,020
Elimination of redemption rights and reclassification to shareholders’ equity	—	(62,449)	(62,449)
Exchange of preferred stock pursuant to the Master Transaction Agreement	—	(604,895)	(604,895)
Accrual of cumulative dividends	—	47,324	47,324
Balance at September 30, 2007	$—	$—	$—

Shares authorized	22,000	—
Shares issued and outstanding	—	—
Accrued dividends	$—	—

5. EARNINGS PER SHARE
     The following table sets forth the computations of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2007 (in thousands except share and per share data):

	Three months	Nine months
Numerator:
Net income attributable to common shareholders	$223,985	$108,995
Denominator:
Weighted average common shares outstanding	74,749,229	73,793,009

Basic earnings per share	$3.00	$1.48

Numerator:
Net income attributable to common shareholders	$223,985	$108,995
Effects of exchanges of 9 3/4% Preferred Stock and 11% Series B Preferred Stock, net of accrued dividends on convertible preferred stock	(153,185)	(123,275)
Interest on convertible debt	13,052	15,583

Net income (loss) attributable to common shareholders, as adjusted	$83,852	$1,303
Denominator:
Weighted average common shares outstanding	74,749,229	73,793,009
Dilutive effects of stock options, warrants, restricted stock units, and unvested common stock	59,580,421	19,860,141
Assumed conversion of convertible preferred stock	345,695,941	359,714,623
Assumed conversion of convertible debt	422,816,456	170,814,825

Weighted average common shares outstanding, as adjusted	902,842,047	624,182,598

Diluted earnings per share	$0.09	$0.00

     For the three and nine months ended September 30, 2006, basic and diluted loss per common share was computed by dividing net loss less dividends and accretion on redeemable preferred stock by the weighted average number of common shares outstanding during the period. The effect of all common stock equivalents is antidilutive. Accordingly, basic and diluted loss per share is the same for the three and nine-month periods ended September 30, 2006.
     As of September 30, 2007 and 2006, the following securities, which could potentially dilute earnings per share in the future, were not included in the computation of earnings per share, because to do so would have been antidilutive (in thousands):

	September 30,
	2007	2006
Stock options	59	17,682
Restricted Class A common stock outstanding and Restricted Stock Units	—	9,948
Class A common stock reserved for issuance under convertible securities	—	313,469

	59	341,099

6. COMPREHENSIVE LOSS
     Comprehensive loss consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$161,106	$(51,964)	$73,357	$(136,104)
Unrealized loss on cash flow hedge	(30,313)	(31,146)	(11,784)	(6,022)

Comprehensive income (loss)	$130,793	$(83,110)	$61,573	$(142,126)

7. RESTRUCTURING
     During 2005, the Company adopted a plan to substantially reduce or eliminate its sales of spot advertisements that were based on audience ratings and to focus its sales efforts on long form paid programming, non-rated spot advertisements and sales of blocks of air time to third party programmers. The following summarizes the activity in the Company’s restructuring accrual for the nine months ended September 30, 2007 (in thousands):

		Amounts
	Balance	Charged to			Balance
	December 31,	costs and		Cash	September 30,
	2006	expenses	Accretion	Payments	2007
Contractual obligations and other costs	$869	$—	$26	$(895)	$—
8. SUPPLEMENTAL CASH FLOW INFORMATION
     Supplemental cash flow information and non-cash financing activities are as follows (in thousands):

	For the Nine Months
	Ended September 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$80,918	$61,962

Cash paid for income taxes	$136	$2,736

Non-cash financing activities:
Issuance of convertible debt in exchange for previously outstanding preferred stock	$493,479	$—

Issuance of convertible preferred stock in exchange for previously outstanding preferred stock	$358,565	$—

Issuance of preferred stock	$87,525	$—

Issuance of convertible debt	$8,060	$—

Call option issued in settlement of accrued dividends	$23,900	$—

Accrual of dividends on preferred stock	$49,410	$61,638

Discount accretion on redeemable and convertible securities	$—	$382

9. ACQUISITION AND DIVESTITURE OF BROADCAST ASSETS
     In December 2006, the Company entered into an agreement to sell one of its low power television stations serving the New York market for a purchase price of $10 million. The transaction closed on July 27, 2007, and the Company recorded a gain on the sale of this station of approximately $7.8 million.
     On May 30, 2007, the Company executed an agreement to sell a low power television station located in Columbus, Ohio for a purchase price of $0.5 million. Upon executing this agreement, the Company recorded an impairment charge of approximately $1.5 million for the difference in the carrying value of the station’s FCC licenses and the agreed-upon purchase price. The impairment charge is reflected in Gain (loss) on sale or disposal of broadcast assets in the accompanying consolidated statement of operations. The sale transaction closed on October 30, 2007.
     The Company has options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owner of these stations has the right to require the Company to purchase these stations at any time after January 1, 2007 through December 31, 2008, at the same price. On January 19, 2007, the owner of the station serving the New Orleans market exercised its right to require the Company to purchase this station for a purchase price of $18.0 million. The value of this station has been adversely affected by developments in the New Orleans television market related to the effects of Hurricane Katrina, and there can be no assurance that the value of this station upon acquisition will be equal to or exceed the price at which the Company is obligated to purchase this station. On June 4, 2007, the Company notified the owner of the station serving the Memphis market that the Company was exercising its right to purchase the Memphis station for a purchase price of $18 million. The Company has executed purchase agreements for both of these stations, and expects to close on both purchase agreements in December of 2007.

10. STOCKHOLDERS’ EQUITY
     On July 27, 2007, the holders of a majority of the total voting power of the Company’s outstanding voting stock approved an amendment to the Company’s certificate of incorporation to create a new class of non-voting common stock, Class D common stock, and to provide for 1,000,000,000 authorized shares of Class D common stock. The amendment also increases the number of authorized shares of the Company’s common stock, Class A common stock and Class C common stock to 3,035,000,000, 1,000,000,000 and 1,000,000,000, respectively, and authorizes the issuance of the convertible securities, options and warrant described in the Master Transaction Agreement. This amendment became effective on August 21, 2007.
     As more fully described in note 4, the Exchange Offer for the Senior Preferred Stock included a consent solicitation to amend the terms of the Senior Preferred Stock which, among other things, resulted in a loss of redemption rights for the shares that were not tendered in the Exchange Offer. The amendment became effective on August 21, 2007 and the carrying amount of non-tendered Senior Preferred Stock, including accrued and unpaid dividends, of approximately $63.2 million was reclassified into Stockholders’ equity on the Company’s balance sheet. As of September 30, 2007, the aggregate liquidation preference, including accrued and unpaid dividends, of the 14 1/4% Preferred Stock and 9 3/4% Preferred Stock was $63.7 million and $0.7 million, respectively.
11. NEW ACCOUNTING PRONOUNCEMENTS
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
OVERVIEW
     We are a network television broadcasting company which owns and operates the largest broadcast television station group in the United States, as measured by the number of television households in the markets our stations serve. We currently own and operate 60 broadcast television stations (including three stations we operate under time brokerage agreements, two of which we are in the process of acquiring), all of which carry our network programming, including stations reaching all of the top 20 U.S. markets and 39 of the top 50 U.S. markets. We provide network programming seven days per week, 24 hours per day, and reach approximately 95.5 million homes, or approximately 85% of prime time television households in the U.S., through our broadcast television station group and pursuant to distribution arrangements with cable and satellite distribution systems. Our current schedule of entertainment programming principally consists of television series that have appeared previously on other broadcast networks which we have purchased the right to air and programming produced by third parties who have purchased from us the right to air their programming during specific time periods. The balance of our programming consists of long form paid programming (principally infomercials), and local public interest programming. We have obtained audience ratings and share, market rank and television household data set forth in this Report from the most recent information available from Nielsen Media Research. We do not assume responsibility for the accuracy or completeness of this data.
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
     For the three and nine-month periods ended September 30, 2007, the airing of infomercials accounted for approximately 70% and 73%, respectively, of our net revenues. For both the three and nine-month periods ended September 30, 2006, infomercials accounted for approximately 81% of our net revenues.
     While we expect that a substantial portion of our revenues will continue to be derived from long form paid programming, primarily infomercials, we are pursuing a more diversified revenue mix, which includes the addition of TV series through content agreements with Warner Bros., Sony, CBS and NBC Universal, which we have entered into since 2006. On June 29, 2007 we began airing programming under our content partnership arrangement with RHI Entertainment (“RHI”), a company involved in the production and distribution of miniseries and movies for television, that will provide our television network with access to RHI’s library of over 4,000 hours of content as well as select original programming. Under this agreement, RHI now serves as our exclusive television programming supplier on Friday, Saturday and Sunday nights, planning and programming the 7 p.m. to 11 p.m. time periods, totaling 12 hours of programming per week. The agreement also provides for the U.S. broadcast premiere of at least six new RHI productions each year.
     In September 2006, in partnership with NBC Universal, Scholastic Corp., Classic Media/Big Idea, and Corus Entertainment Inc., we launched qubo, a multi-platform children’s entertainment network. The qubo analog service currently airs in weekly three hour programming blocks on ION Television and NBC and in Spanish over NBCU’s Telemundo network. In January 2007, we launched a dedicated digital channel airing qubo 24 hours per day, seven days per week (“24/7”) across our entire television station group. In February 2007 we launched “ION Life”, a 24/7 digital broadcast network (a “diginet”) dedicated to health and wellness for consumers and families. We have secured distribution for ION Life and qubo on cable television services offered by Verizon, AT&T and Mediacom Communications, and continue to seek affiliation or retransmission agreements with additional cable and satellite providers for these diginets, as well as others we intend to develop in the future. We also expect to enter into additional content revenue sharing relationships in 2007 and beyond with various other content providers that we believe will broaden our television network’s content appeal and demographic positioning.
RECAPITALIZATION TRANSACTIONS
     On May 3, 2007, we entered into a Master Transaction Agreement (the “Master Transaction Agreement”) with NBC Universal, Inc. and certain of its affiliates (“NBCU”) and CIG Media LLC (“CIG”) providing for a recapitalization of our company. The primary components of the Master Transaction Agreement include:
•	NBCU’s assignment of its rights under the Call Agreement, dated November 7, 2005 (the “Call Agreement”), including the right (the “Call Right”) to purchase the shares of our common stock held by Lowell W. Paxson, our former chairman and chief executive officer, and his affiliates (collectively, the “Paxson Stockholders”), with such shares representing a majority of the total voting power of our outstanding common stock;

•	CIG’s exercise of the Call Right;

•	CIG’s conducting of a cash tender offer (the “Tender Offer”) to purchase any and all shares of our Class A Common Stock, which closed on June 15, 2007;

•	CIG’s investment of an additional $115 million in us through the purchase, for cash, of newly issued convertible subordinated debt;

•	Our conducting an exchange offer and consent solicitation to holders of the 14 1/4% Preferred Stock and the 9 3/4% Preferred Stock (the “Exchange Offer”) to exchange their preferred stock for newly issued convertible subordinated debt and preferred stock which, upon the occurrence of certain events, would automatically convert to common stock; and

•	Our entering into a new stockholders’ agreement with CIG and NBCU which, upon becoming effective, provides that as long as either NBCU (together with its affiliates) or CIG (together with its affiliates) holds at least 25% of the voting power of our company, each such stockholder is entitled to approve certain actions involving us.
     For further information regarding these transactions, you should refer to footnotes 2, 3, 4 and 10 of the accompanying consolidated financial statements.
Financial Performance:
•	Net revenues in the third quarter of 2007 increased 6% to $56.5 million from $53.3 million in the third quarter of 2006, mainly due to higher rates realized for direct response advertisements, partially offset by lower revenues generated from infomercials.

•	Net revenues in the first nine months of 2007 increased 2% to $171.5 million, from $168.0 million in the first nine months of 2006, as higher direct response rates were largely offset by lower infomercial revenues.

•	Operating income for the three months ended September 30, 2007 was $22.2 million, as compared to $2.0 million for the three months ended September 30, 2006. Operating income in 2007 reflects the $7.8 million gain from the sale of one of our low power television stations compared to a $1.6 million loss on disposal of broadcast assets for the same period in 2006. In addition to the revenue increase noted above, operating income in 2007 reflects a decrease in program rights amortization expense of $4.3 million and a $1.4 million reduction in stock-based compensation.

•	Operating income for the first nine months of 2007 was $46.8 million, as compared to $20.6 million in the first nine months of 2006. The increase is primarily due to a decrease in program rights amortization expense of $14.7 million, a $3.5 million reduction in stock-based compensation, and the increase in revenues.

•	Net income attributable to common stockholders in the third quarter of 2007 was $224.0 million, as compared to a $72.7 million net loss attributable to common stockholders in the third quarter of 2006. The change is due to the cancellation of preferred stock dividends and the gain on the extinguishment of mandatorily redeemable preferred stock as a result of our completion of the Exchange Offer and other transactions set forth in the Master Transaction Agreement, as more fully described in note 4 to the consolidated financial statements.

•	Net income attributable to common stockholders for the nine months ended September 30, 2007 was $109.0 million, as compared to $198.1 million loss for the same period of a year ago, the change being due to the completion of the aforementioned recapitalization transactions.

•	Cash used in operating activities was $7.5 million for the nine months ended September 30, 2007, as compared to $5.8 million for the nine months ended September 30, 2006, as higher cash interest payments in 2007 were largely offset by lower restructuring and other contractual payments.
Balance Sheet:
     Our cash and cash equivalents increased during the nine months ended September 30, 2007 by $100.7 million to $159.3 million, as we issued new convertible subordinated debt to CIG and received $115.0 million in cash proceeds. As of September 30, 2007, our total debt, excluding discounts, amounted to $1.75 billion. Additionally, we have redeemable preferred stock currently outstanding with a total carrying value of $701.4 million as of September 30, 2007, none of which is required to be redeemed prior to 2013 (see Liquidity and Capital Resources).
Sources of Cash:
     In addition to the $115.0 million of cash received from the issuance of new debt as discussed above, our principal sources of cash during the first nine months of 2007 were revenues from the sale of long form paid programming, direct response advertising and airtime to third party programmers, which we also expect to be our principal sources of cash for the remainder of 2007.
Key Company Performance Indicators:
     We use a number of key performance indicators to evaluate and manage our business. One of the key indicators related to the performance of our long form paid programming is long form advertising rates. These rates, which decreased during the first nine months of 2007, can be affected by the number of television outlets through which long form advertisers can air their programs, weather patterns which can affect viewing levels and new product introductions. We monitor early indicators such as how new products are performing and our ability to increase or decrease rates for given time slots.

     In January 2007, we announced our reentry into the general network spot advertising market. As a result, program ratings will be one of the key indicators of the performance of our network spot business in 2007. As more viewers watch our programming, our ratings increase which can increase our revenues. As the year progresses, we will monitor pricing in the scatter market to determine where network advertising rates are trending.
RESULTS OF OPERATIONS
     The following table sets forth net revenues, the components of operating expenses and other operating data for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months ended September 30,				Nine Months ended September 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues (net of agency commissions)	$56,487	100.0	$53,338	100.0	$171,457	100.0	$167,999	100.0

Expenses:
Programming and broadcast operations	13,140	23.3	14,209	26.6	41,009	23.9	42,416	25.2
Program rights amortization	5,027	8.9	9,373	17.6	13,707	8.0	28,398	16.9
Selling, general and administrative	14,702	26.0	15,945	29.9	47,823	27.9	51,688	30.8
Depreciation and amortization	8,071	14.3	9,071	17.0	24,952	14.6	26,810	16.0
Time brokerage fees	1,145	2.0	1,145	2.1	3,435	2.0	3,435	2.0
Restructuring charges (credits), net	—	—	25	0.0	—	—	(7,032)	(4.2)

Total operating expenses	42,085	74.5	49,768	93.3	130,926	76.4	145,715	86.7
Gain (loss) on sale or disposal of broadcast and other assets, net	7,799	13.8	(1,615)	(3.0)	6,232	3.6	(1,696)	(1.0)

Operating income	$22,201	39.3	$1,955	3.7	$46,763	27.3	$20,588	12.3

Other Data:
Program rights payments and deposits	$5,440		$2,290		$12,450		$5,290
Purchases of property and equipment	1,309		2,416		4,035		11,522
Cash flows used in operating activities	(2,697)		(7,873)		(7,500)		(5,773)
Cash flows provided by (used in) investing activities	6,658		(4,577)		3,982		(15,399)
Cash flows provided by (used in) financing activities	10,783		(19)		104,179		(1,547)
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
     Net revenues in the third quarter of 2007 increased 6% to $56.5 million from $53.3 million in the third quarter of 2006, mainly due to higher rates realized for direct response advertisements, partially offset by lower revenues generated from infomercials.
     Programming and broadcast operations expenses decreased to $13.1 million during the three months ended September 30, 2007 from $14.2 million in the same period a year ago, mainly due to lower program residuals expense and the termination of an operating lease.
     Program rights amortization expense decreased to $5.0 million during the three months ended September 30, 2007, compared with $9.4 million for the same period in 2006, mainly due to the replacement of our previously existing program library with less expensive, shorter term licensing arrangements. Program rights amortization expense for the third quarter of 2006 includes a charge of $1.6 million to write down to net realizable value and reduce the amortizable lives of certain programming assets.
     Selling, general and administrative expenses (“SG&A”) was $14.7 million during the three months ended September 30, 2007, compared with $15.9 million for the comparable period in the prior year. The decrease was primarily due to lower stock-based compensation expenses.
     Depreciation and amortization expense decreased to $8.1 million during the three months ended September 30, 2007, from $9.1 million during the three months ended September 30, 2006, mainly due to property and equipment becoming fully depreciated and disposed.
     On July 27, 2007, we completed the sale of one of our low power television stations and recorded a gain of approximately $7.8 million. In the third quarter of 2006, we recorded a charge of approximately $1.3 million related to the obsolescence and disposal of some of our property and equipment.

     Interest expense, including interest on debt held by CIG and NBCU, for the three months ended September 30, 2007 increased to $41.5 million from $28.5 million for the three months ended September 30, 2006. The increase is due to the additional subordinated debt issued in 2007 (see Liquidity and Capital Resources).
     Dividends on mandatorily redeemable preferred stock were $4.1 million for the three months ended September 30, 2007, as compared to $20.2 million for the three months ended September 30, 2006. The decrease is mainly due to the completion of the Exchange Offer during the quarter, which resulted in the mandatorily redeemable preferred stock either being exchanged for other securities or ceasing to be mandatorily redeemable (see Liquidity and Capital Resources and note 4 to the consolidated financial statements). In addition, during the three months ended September 30, 2007 we recorded a gain on the extinguishment of mandatorily redeemable preferred stock in the approximate amount of $185.3 million as a result of our completion of the Exchange Offer.
     We recorded a loss in the equity of unconsolidated investments of approximately $0.8 million in the three months ended September 30, 2007, compared with $0.7 million in the same period a year ago.
     Exchange transactions pertaining to redeemable and convertible preferred stock during the three months ended September 30, 2007 (see note 4 to the consolidated financial statements and Liquidity and Capital Resources) increased income available to common stockholders by $74.5 million, as the fair value of new convertible debt and preferred stock that we issued in exchange for the 9 3/4% Convertible Preferred Stock and 11% Series B Preferred Stock was approximately $92.6 million and $67.4 million respectively, net of transaction expenses, less than their carrying values. These amounts were partially offset by our issuance to CIG of $200.0 million stated liquidation preference of preferred stock in exchange for a different series of preferred stock with a stated liquidation preference of approximately $114.4 million.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $10.3 million for the three months ended September 30, 2007, as compared to $20.8 million during the same period of a year ago. The decrease is due to the Exchange Offer and related transactions alluded to previously.
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
     Net revenues in the first nine months of 2007 increased 2% to $171.5 million, from 2006 revenues of $168.0 million, as higher direct response rates were largely offset by lower infomercial revenues.
     Programming and broadcast operations expenses were $41.0 million during the nine months ended September 30, 2007, as compared to $42.4 million in the same period a year ago. The decrease is due to lower program residuals expense and music license fees, partially offset by higher employee related costs and, to a lesser extent, higher expenses related to public interest programming.
     Program rights amortization expense decreased to $13.7 million during the nine months ended September 30, 2007, compared with $28.4 million for the nine months ended September 30, 2006. The decrease is due to the replacement of our previously existing programming assets with less expensive, shorter term program license agreements and an $8.2 million charge recorded in 2006 to write down to net realizable value and reduce the amortizable lives of certain programming assets.
     SG&A was $47.8 million during the nine months ended September 30, 2007, compared with $51.7 million for the comparable period in the prior year. The decrease was primarily due to a $3.5 million decrease in stock-based compensation expense and lower employee related costs of approximately $1.8 million, partially offset by expenses associated with our reentry into the general network spot advertising market of approximately $1.9 million.
     Depreciation and amortization expense decreased to $25.0 million during the nine months ended September 30, 2007 from $26.8 million in the same period a year ago, mainly due to property and equipment becoming fully depreciated and disposed.
     As previously discussed, we recorded a gain on the sale of one of our low power television stations of approximately $7.8 million in the third quarter of 2007. In addition, on May 30, 2007, we executed an agreement to sell another of our low power television stations for a purchase price of $0.5 million. In connection with our entering into this agreement, we recorded an impairment charge of approximately $1.5 million for the difference in the carrying value of the station’s FCC licenses and the agreed-upon purchase price. We consider many of our low power television stations to be non-core assets that are not critical to our business. We intend to explore additional sales of non-core assets in order to raise additional cash.
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

     Interest expense, including interest on debt held by CIG and NBCU, for the nine months ended September 30, 2007 increased to $100.1 million from $84.3 million in the first nine months of 2006, due to the additional convertible debt issued in 2007 (see Liquidity and Capital Resources).
     Dividends on mandatorily redeemable preferred stock were $47.3 million for the nine months ended September 30, 2007, as compared to $58.8 million for the nine months ended September 30, 2006. The decrease is mainly due to the completion of the Exchange Offer in August 2007 as discussed above. In addition, during the nine months ended September 30, 2007 we recorded a gain on the extinguishment of mandatorily redeemable preferred stock in the approximate amount of $185.3 million as a result of our completion of the Exchange Offer.
     We recorded a loss in the equity of unconsolidated investments in the first nine months of 2007 of approximately $2.8 million, compared with $0.7 million for the same period in the prior year.
     Exchange transactions pertaining to redeemable and convertible preferred stock during the first nine months of 2007 increased income available to common stockholders by $85.0 million, as the fair value of new convertible debt and preferred stock that we issued in exchange for the 9 3/4% Convertible Preferred Stock and 11% Series B Preferred Stock were approximately $92.6 million and $78.0 million respectively, net of transaction expenses, less than their carrying values. These amounts were partially offset by our exchange of preferred stock with CIG discussed previously.
     Dividends and accretion on redeemable and convertible preferred stock amounted to $48.1 million for the nine months ended September 30, 2007, as compared to $62.0 million during the same period a year ago. The decrease is due to the Exchange Offer and related transactions alluded to previously.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are to fund debt service payments, capital expenditures for our television properties and programming rights payments. Our primary source of liquidity is our cash on hand. As of September 30, 2007, we had $159.2 million in cash and cash equivalents and had working capital of approximately $95.8 million. We believe that our cash on hand, cash we expect to generate from future operations and our ability to defer interest on our convertible subordinated debt will provide the liquidity necessary to meet our obligations and financial commitments through the next four fiscal quarters. In addition, we have the ability to service a portion of our senior debt through in-kind payments of additional debt in lieu of cash.
     On May 4, 2007, we received $100 million in cash proceeds through the issuance of $100.0 million of 11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013 (the “Series B Notes”) to CIG. In August 2007, CIG purchased from us an additional $15.0 million of Series B Notes for an equal amount of cash in connection with professional fees and other expenses we incurred as a result of our entering into the Master Transaction Agreement. Our total transaction expenses have exceeded $15 million. The Series B Notes bear simple interest at an 11% annual rate payable quarterly in arrears commencing on July 31, 2007. For each quarterly interest period we may, at our option, elect to pay interest on the Series B Notes either entirely in cash or by deferring the payment of all such interest to any subsequent interest payment date. Interest that is deferred will not be added to the principal of the Series B Notes or earn interest. We have elected to defer the interest pertaining to the interest periods ending July 30, 2007 and October 30, 2007. The Series B Notes will mature on July 31, 2013, and are not callable prior to maturity. At the holder’s option, the Series B Notes are convertible at any time into shares of Class A common stock at a conversion price of $0.75 per share, increasing at a rate per annum of 11% from the issuance of the Series B Notes through the date of conversion. At any time following the first anniversary of the issuance date, the Series B Notes will be mandatorily converted into shares of either Class A common stock or Class C common stock (at the same conversion price) upon the occurrence of certain events related to the value of the Company’s common stock, as described in the indenture governing the Series B Notes.
     On December 30, 2005, we refinanced all of our outstanding senior secured and senior subordinated debt by borrowing $325 million of new term loans and issuing $400 million of first lien senior secured floating rate notes and $405 million of second lien senior secured floating rate notes. The term loans and the first lien notes bear interest at a rate of three-month LIBOR plus 3.25%, are secured by first priority liens on substantially all of our and our subsidiaries’ assets and mature on January 15, 2012. The second lien notes bear interest at a rate of three-month LIBOR plus 6.25% and mature on January 15, 2013. Most of our obligations under the second lien notes are secured by second priority liens on substantially all of our and our subsidiaries’ assets. All three tranches (collectively, our “Senior Debt”) require quarterly interest payments in January, April, July and October of each year. For any interest period ending prior to January 15, 2010, we have the option to pay interest on the second lien notes either (i) entirely in cash or (ii) in kind through the issuance of additional second lien notes or by increasing the principal amount of the outstanding second lien notes. If we elect to pay interest in kind on the second lien notes, the interest rate for the corresponding interest period will increase to LIBOR plus 7.25%. Since the date of their issuance, we have elected to pay all of the interest on the second lien notes in cash. We made interest payments on our Senior Debt on January 16, April 16, July 15, and October 15, 2007 in the amounts of $27.2 million, $26.6 million, $26.9 million, and $26.9 million respectively; an additional interest payment in the amount of $27.2 million is due on January 15, 2008.

     On February 22, 2006, we entered into two floating to fixed interest rate swap arrangements which fixed the interest rates through maturity at 8.355% for the term loans and first lien notes and 11.36% for the second lien notes (assuming interest thereon is paid in cash). As a result, if we continue to elect to pay cash interest on our second lien notes beyond January 15, 2008, our annual cash interest obligations with respect to our $1.13 billion of Senior Debt amount to approximately $108 million. Any interest payment for which we elect to pay interest in kind on the second lien notes would reduce our cash interest obligation for that interest period by approximately $11.6 million.
     Our term loan facility and the indentures governing our first lien notes and second lien notes contain covenants which, among other things, limit our and our subsidiaries’ ability to incur more debt, pay dividends on or redeem our outstanding capital stock, make certain investments, enter into transactions with affiliates, create additional liens on our assets, sell assets and merge with any other person or transfer substantially all of our assets. Subject to limitations, we may incur up to $650 million of additional subordinated debt, which we may use to retire other subordinated obligations, including preferred stock, or for other corporate purposes not prohibited by the applicable covenants. We issued an aggregate of $616.5 million of additional subordinated debt through the issuance of the Series B Notes and the additional convertible subordinated debt issued in the Exchange Offer and related transactions discussed below. We will be required to make an offer to purchase the outstanding notes and repay the term loans with the proceeds of any sale of our stations serving the New York, Los Angeles and Chicago markets and with the proceeds of other asset sales that we do not reinvest in our business. We will also be required to make an offer to purchase a portion of the outstanding notes and repay a portion of the outstanding term loans within 270 days after any quarterly determination date as of which the ratio of the appraised value of our television stations to the aggregate outstanding principal amount of the term loans and the notes (excluding any second lien notes we may issue in payment of interest on the second lien notes) is less than 1.5 to 1.0.
     The holders of the Senior Debt have the right to require us to repurchase these obligations following the occurrence of certain changes in the control of our company. The Master Transaction Agreement requires that if we fail to enter into arrangements reasonably satisfactory to CIG providing for a third party to purchase any Senior Debt for which the holders elect to exercise any right they may have to require us to repurchase such debt as a result of the transactions set forth in the Master Transaction Agreement, we must use our reasonable best efforts to obtain a waiver of any such right from the holders of at least a majority in aggregate principal amount of each tranche of Senior Debt outstanding at the time of the waiver. If the waiver is not obtained, the parties to the Master Transaction Agreement shall restructure the underlying transactions so that the right to require us to repurchase the Senior Debt is not triggered. With the concurrence of CIG and NBCU, to date we have not sought any such waiver. On August 21, 2007, we, CIG and NBCU entered into the 2nd Amendment to the Master Transaction Agreement (the “2nd Amendment”) providing for NBCU to retain $250 million aggregate liquidation preference of its 11% Series B Preferred Stock.
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
     In August 2007, pursuant to the Master Transaction Agreement, we completed the Exchange Offer for the outstanding shares of 14 1/4% Preferred Stock and 9 3/4% Preferred Stock (collectively, the “Senior Preferred Stock”), whereby holders of the Senior Preferred Stock had the opportunity to tender their shares of Senior Preferred Stock in exchange for newly issued convertible subordinated debt and preferred stock. Approximately 90.6% of the outstanding 14 1/4% Preferred Stock and approximately 99.6% of the outstanding 9 3/4% Preferred Stock was validly tendered and accepted in the Exchange Offer, including all of the shares held by CIG, which represented approximately 16% and 2% of the outstanding shares of 14 1/4% Preferred Stock and 9 3/4% Preferred Stock, respectively. We issued approximately $461.9 million aggregate principal amount of 11% Series A Mandatorily Convertible Senior Subordinated Notes due 2013 (“Series A Notes”) and approximately $34.1 million aggregate stated liquidation preference of 12% Series B Mandatorily Convertible Preferred Stock (“12% Series B Preferred Stock”) in exchange for 14 1/4% Preferred Stock and 9 3/4% Preferred Stock with aggregate liquidation preferences, including accrued and unpaid dividends, as of July 31, 2007 of approximately $604.9 million and $179.8 million, respectively. In addition, in accordance with the terms of the Master Transaction Agreement, NBCU and CIG exchanged preferred stock with stated liquidation preferences of approximately $31.6 million and $8.1 million, respectively, for equal principal amounts of Series B Notes.
     The terms of the indentures governing the Series A Notes are substantially identical to those governing the Series B Notes, except that the conversion price of the Series A Notes is $0.90 per share. We do not anticipate electing to pay cash interest on either the Series A Notes or the Series B Notes at any time in the foreseeable future.

     The Master Transaction Agreement included several exchange transactions that were consummated during the nine months ended September 30, 2007 whereby NBCU exchanged all but $250 million of its 11% Series B Preferred Stock for newly issued convertible preferred stock (as well as the aforementioned $31.6 million in Series B Notes). As a result of these transactions, all accrued and unpaid dividends on the 11% Series B Preferred Stock, which amounted to approximately $105.5 million as of April 30, 2007, were cancelled in exchange for our issuance to NBCU of a call option for shares of our Class B common stock which we valued at $23.9 million.
     We had been required to redeem the 14 1/4% Preferred Stock and 9 3/4% Preferred Stock for cash by November 15, 2006 and December 31, 2006, respectively. The redemption prices of these securities at their mandatory redemption dates, which reflected the aggregate liquidation preference plus accumulated and unpaid dividends, were approximately $609.9 million and $171.0 million, respectively. We were unable to redeem these securities at the required redemption dates. Dividends continued to accrue on these securities based on their current aggregate liquidation preference, and the aggregate redemption value of these securities as of June 30, 2007 was $839.8 million. As a result of the Exchange Offer discussed above, most of the Senior Preferred Stock was exchanged for other securities which do not require redemption until 2013. In tendering their shares of Senior Preferred Stock in the Exchange Offer the holders of a majority of the outstanding shares of both series approved amendments to the respective certificates of designation eliminating the mandatory redemption rights of the Senior Preferred Stock. As a result, the Senior Preferred Stock which was not tendered in the Exchange Offer, the carrying amount of which is approximately $64.5 million as of September 30, 2007, is no longer required to be redeemed by us, nor are we required to repurchase it upon a change of control.
     We have options to purchase the assets of two television stations serving the Memphis and New Orleans markets for an aggregate purchase price of $36.0 million. The owners of these stations have the right to require us to purchase these stations at any time after January 1, 2007 through December 31, 2008, at the same price. We are currently operating these stations under time brokerage agreements, under which we pay monthly fees to the station owners. On January 19, 2007, the owner of the station serving the New Orleans market exercised its right to require us to purchase this station at a purchase price of $18 million. The value of this station has been adversely affected by developments in the New Orleans television market related to the effects of Hurricane Katrina, and there can be no assurance that the value of this station upon acquisition will be equal to or exceed the price at which we are obligated to purchase this station. On June 4, 2007, we notified the owner of the station serving the Memphis market that we were exercising our right to purchase the Memphis station for a purchase price of $18 million. We have executed purchase agreements for both of these stations, and expect to close on both of these purchase transactions in December of 2007.
     As of September 30, 2007, we were obligated under the terms of our outstanding debt, programming contracts, operating lease agreements and employment agreements to make future payments as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Term loans and notes payable	$19	$83	$95	$46	$—	$1,746,539	$1,746,782
Obligations for program rights and other program rights commitments	5,313	2,262	375	—	—	—	7,950
Operating leases and employment agreements	6,417	23,277	17,170	14,820	12,897	81,460	156,041

Total	$11,749	$25,622	$17,640	$14,866	$12,897	$1,827,999	$1,910,773

     In addition to the amounts noted above, the employment agreement with our chief executive officer may, under certain circumstances, require us to make separation payments aggregating up to $5.0 million during the period ending November 7, 2009.
     Cash used in operating activities was $7.5 million for the first nine months of 2007, as compared to $5.8 million for the nine months ended September 30, 2006, as higher cash interest payments in 2007 were largely offset by lower restructuring and other contractual payments. Cash used in operating activities in 2007 also includes $4.0 million of expenses related to the recapitalization transactions.
     Cash provided by investing activities was $4.0 million in the first nine months of 2007, as compared to cash used in investing activities of $15.4 million in the first nine months of 2006. During 2007, we received cash proceeds of approximately $10.0 million from the sale of one of our low power television stations. Capital expenditures, which consist primarily of the costs of converting our stations to digital broadcasting as required by the FCC and purchases of broadcast equipment for our television stations, were $4.0 million and $11.5 million for the nine months ended September 30, 2007 and 2006, respectively. We currently own or operate 52 stations broadcasting in digital (in addition to broadcasting in analog). With respect to our remaining stations, we have received a construction permit from the FCC and expect to complete the build-out on one station during 2007, we are awaiting construction permits from the FCC with respect to six stations and one of our stations has not received a digital channel allocation and therefore will not be converted until the end of the digital transition. We expect our total capital expenditures for the remainder of 2007 will be approximately $2.0 million. In August 2006, we formed a joint venture with NBCU and three other parties for the launch of a children’s programming service. We invested $2.4 million in this venture in 2006 and expect to invest an additional $2.4 million during the next twelve months. In the first nine months of 2007, we purchased equity securities in the amount of $2.0 million from an independent programmer who had entered into an agreement with us to purchase broadcast time on our television network. Upon this entity’s achievement of certain milestones, we will be required to invest an additional $1.0 million. We expect to fund all of our capital expenditures and other investments for the remainder of 2007 with our cash on hand and cash from operations.
     Cash provided by financing activities was approximately $104.2 million in the first nine months of 2007 due to the proceeds from the issuance of the Series B Notes to CIG, net of expenses related to the recapitalization transactions of approximately $10.1 million. Cash used in financing activities for the nine months ended September 30, 2006 was approximately $1.5 million, and is comprised primarily of loan origination costs in connection with the December 30, 2005 refinancing transaction.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2007, there had not been a material change in the market risk information disclosed in Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of our 2006 Annual Report on Form 10-K.
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
     Each of the complaints seeks injunctive and other relief relating to the Exchange Offer (see note 4). On July 10, 2007, the Court of Chancery denied the plaintiffs’ motion to enjoin the Exchange Offer and on July 20, 2007, the Delaware Supreme Court refused to hear the appeal of the denial of plaintiffs’ motion to enjoin the Exchange Offer.
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
Item 1a. RISK FACTORS
     See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. EXHIBITS
(a) List of Exhibits:

Exhibit
Number	Description of Exhibits
3.1.1.1	Certificate of Incorporation of the Company (1)

3.1.1.2	Certificate of Amendment to the Certificate of Incorporation of the Company, filed August 21, 2007 with the State of Delaware (2)

3.1.6	Amended Certificate of Designation of the Company’s 9- 3/4% Series A Convertible Preferred Stock, filed August 21, 2007 with the State of Delaware (2)

3.1.7	Amended Certificate of Designation of the Company’s 13- 1/4% Cumulative Junior Exchangeable Preferred Stock, filed August 21, 2007 with the State of Delaware (2)

3.1.8	Second Amended and Restated Certificate of Designation of the Company’s 11% Series B Convertible Exchangeable Preferred Stock, filed March 7, 2006 with the State of Delaware (5)

3.1.9	Certificate of Amendment to the Certificate of Incorporation of the Company (7)

3.1.10	Certificate of Designation of the Company’s 12% Series A-1 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.11	Certificate of Designation of the Company’s 8% Series A-2 Non-Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.12	Certificate of Designation of the Company’s 12% Series A-3 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.13.1	Certificate of Designation of the Company’s 12% Series B Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.13.2	Certificate of Increase of the Company’s 12% Series B Mandatorily Convertible Preferred Stock, filed August 3, 2007 with the State of Delaware

3.1.14	Certificate of Designation of the Company’s 8% Series C Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.15	Certificate of Designation of the Company’s 8% Series C Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.16	Certificate of Designation of the Company’s 8% Series C Non-Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.17	Certificate of Designation of the Company’s 8% Series D Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.18	Certificate of Designation of the Company’s Series E-1 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.19	Certificate of Designation of the Company’s Series E-2 Mandatorily Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.1.20	Certificate of Designation of the Company’s 8% Series F Non-Convertible Preferred Stock, filed May 4, 2007 with the State of Delaware (8)

3.2	Amended and Restated Bylaws of the Company (effective November 1, 2006) (3)

4.7	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes
due 2012 (4)

4.7.1	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate First Priority Senior Secured Notes due 2012 (6)

Exhibit
Number	Description of Exhibits
4.8	Indenture, dated as of December 30, 2005, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes
due 2013 (4)

4.8.1	Supplemental Indenture, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and The Bank of New York Trust Company, NA, as Trustee, with respect to the Company’s Floating Rate Second Priority Senior Secured Notes due 2013 (6)

4.9	Term Loan Agreement, dated December 30, 2005, among the Company, the subsidiary guarantors named therein, the Lenders named therein, Citicorp North America, Inc., as administrative agent, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers, and Citigroup Global Markets Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., Goldman Sachs Credit Partners L.P., and CIBC World Markets Corp., as joint bookrunners (4)

4.9.1	First Amendment to Term Loan Agreement, dated as of February 28, 2006, among the Company, the subsidiary guarantors named therein, and Citicorp North America, Inc., as Administrative Agent (6)

10.250.1	Master Transaction Agreement, dated as of May 3, 2007, among the Company, NBC Universal, Inc., NBC Palm Beach Investment I, Inc, NBC Palm Beach Investment II, Inc. and CIG Media LLC (8)

10.250.2	Amendment to Master Transaction Agreement, dated August 21, 2007, among the Company, NBC Universal, Inc., NBC Palm Beach Investment I, Inc., NBC Palm Beach Investment II, Inc. and CIG Media LLC (2)

10.251	Indenture, dated May 4, 2007, by and between the Company and The Bank of New York Trust Company, N.A., governing the 11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013 (8)

10.251.1	Supplemental Indenture, dated August 20, 2007, by and between the Company and The Bank of New York Trust Company, N.A., governing the 11% Series B Mandatorily Convertible Senior Subordinated Notes due 2013

10.252	Warrant by and between the Company and CIG Media LLC (8)

10.253	Call Agreement, dated as of May 4, 2007, between the Company and NBC Palm Beach Investment I, Inc. (8)

10.254	Registration Rights Agreement for New Securities, dated as of May 4, 2007, among the Company, NBC Universal, Inc. and CIG Media LLC (8)

10.255	Registration Rights Agreement for Series B Convertible Subordinated Debt, dated as of May 4, 2007, among the Company, NBC Universal, Inc. and CIG Media LLC (8)

10.256	Stockholders’ Agreement, dated as of May 4, 2007, among the Company, CIG Media LLC and NBC Universal, Inc. (8)

10.257	Indenture, dated August 3, 2007, by and between the Company and The Bank of New York Trust Company, N.A., governing the 11% Series A Mandatorily Convertible Subordinated Notes due 2013 (9)

10.258	Put/Call Agreement, dated August 21, 2007, by and between the Company, CIG Media LLC, and NBC Universal, Inc.(2)

31.1	Certification by the Chief Executive Officer of ION Media Networks, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of ION Media Networks, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on August 14, 2006, and incorporated herein by reference.

(2)	Filed with the Company’s Current Report on Form 8-K, dated August 21, 2007, and incorporated herein by reference.

(3)	Filed with the Company’s Current Report on Form 8-K, dated November 1, 2006, and incorporated herein by reference.

(4)	Filed with the Company’s Current Report on Form 8-K, dated December 30, 2005, and incorporated herein by reference.

(5)	Filed with the Company’s Current Report on Form 8-K, dated March 7, 2006, and incorporated herein by reference.

(6)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 22, 2006, and incorporated herein by reference.

(7)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, filed with the Securities and Exchange Commission on May 15, 2003 and incorporated herein by reference.

(8)	Filed with the Company’s Current Report on Form 8-K, dated May 3, 2007, and incorporated herein by reference.

(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 14, 2007 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION MEDIA NETWORKS, INC.
Date: November 13, 2007	By:	/s/ Richard Garcia
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

By:	/s/ Curtis L. Brandon
Vice President — Controller
(principal accounting officer )